Form 10-K
period 2003-12-31
WESTLAKE CHEMICAL CORP
filed 2004-03-26
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to__________

Commission File No. 333-108982

Westlake Chemical Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0346924 (I.R.S. Employer Identification Number)

2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Address of principal executive offices, including zip code)

(713) 960-9111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes       No ✓

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at December 31, 2003 was zero. All common equity was held by affiliates on December 31, 2003.

There were 1,115 shares of the registrant’s common stock outstanding as of March 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

In this report, we refer to Westlake Chemical Corporation and its consolidated subsidiaries as “we”, “us”, or “Westlake,” unless we state otherwise or the context clearly indicates otherwise.

INDUSTRY AND MARKET DATA

     Industry and market data used throughout this report were obtained through internal company research, surveys and studies conducted by third parties and industry and general publications, including information from the Chemical Market Associates, Inc., or CMAI. We have not independently verified market and industry data from third-party sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources, and we do not make any representations as to the accuracy of such estimates.

PRODUCTION CAPACITY

     Unless we state otherwise, annual production capacity used throughout this report represents rated capacity at December 31, 2003. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. BUSINESS

General

     We are a vertically integrated manufacturer and marketer of basic chemicals, polymers, vinyls and fabricated products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We believe that our business is characterized by highly integrated, world-class chemical production facilities, state-of-the-art technology, leading regional market positions for particular products, a strong and stable customer base and experienced management. We operate in two principal business segments, Olefins and Vinyls, and we are one of the few fully integrated producers of vinyls and fabricated products in North America.

     We began operations in 1986 after the Chao family acquired our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three polyvinyl chloride, or PVC, pipe plants. Since 1986, we have grown rapidly into a leading integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 15 plants, constructing six new plants (including our PVC joint venture in China) and completing numerous capacity or production line expansions.

     We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. We have 8.3 billion pounds per year of active aggregate production capacity at 11 strategically located manufacturing plants in North America. We believe that with our highly integrated capabilities we are less affected by volatility in product demand, have less exposure to the effects of cyclical raw material prices and operate at higher capacity utilization rates than non-integrated producers. In addition, the strategic location of our facilities lowers our transportation costs due to our high level of internally consumed production.

Olefins Business

Products

     Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facilities in Lake Charles, Louisiana. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. The following table illustrates our production capacities by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(millions of pounds)
Ethylene	2,400	Polyethylene, ethylene dichloride, ethylbenzene ethylene oxide/ethylene glycol

Low-Density Polyethylene	850	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids housewares, closures and, general purpose molding

Linear Low-Density and High-Density Polyethylene	550	Heavy-duty films and bags, general purpose liners (LLDPE); thin-walled food tubs, housewares, pails, Totes and crates (HDPE)

Styrene	450	Disposables, packaging material, appliances, paints and coatings, resins and building materials

     Ethylene. Ethylene is the world’s most widely consumed petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, ethylene dichloride, ethylbenzene and ethylene oxide. We have the capacity to produce 2.4 billion pounds of ethylene per year at our Lake Charles complex and consume the majority of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facilities, all of which is consumed internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolisis gasoline and hydrogen. We sell our entire output of these co-products to third parties. We started the ethylene dichloride portion of the Geismar facility in the fourth quarter of 2003, and we plan to use a portion of our Lake Charles ethylene production to produce that ethylene dichloride.

     Polyethylene. Polyethylene, the world’s most widely consumed polymer, is used in the manufacture of a wide variety of packaging, film, coatings and molded product applications. Polyethylene is generally classified as either low-density polyethylene, or LDPE, linear low-density polyethylene, or LLDPE, or high-density polyethylene, or HDPE. The density correlates to the relative stiffness of the products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE are stronger than products produced from LDPE. LDPE is used in end products such as bread bags, dry cleaning bags, food wraps and milk carton and snack package coatings. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. LDPE and LLDPE are also used in injection molded products such as tubs, containers and toys. HDPE is used to manufacture products such as grocery, merchandise and trash bags, plastic containers and plastic caps and closures.

     We are the fourth largest producer of LDPE in North America and, in 2003, our annual capacity of 850 million pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the combined capacity to produce 550 million pounds of LLDPE and HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to third parties as a final product in pellet form. We produce LDPE at one of our polyethylene plants and have the flexibility to produce both LLDPE and HDPE at the other polyethylene plant. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

     Styrene. Styrene is used to produce polystyrene and synthetic rubber, which are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 450 million pounds of styrene per year, all of which is sold to external customers.

Feedstocks

     We are highly integrated along our olefins product chain. We produce all of the ethylene required to produce our polyethylene, styrene and VCM. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane and, most recently, butane, a heavier feedstock. We continue to seek ways to minimize our feedstock cost by increasing our ability to use alternative feedstocks. We receive ethane, propane and butane at our Lake Charles facilities through several pipelines from a variety of suppliers in Texas and Louisiana.

     In addition to our internally supplied ethylene, we also require butene or hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex via rail car from four primary suppliers. We receive benzene via pipeline pursuant to a supply contract with a nearby supplier. The butene, hexene and benzene contracts are renewable.

Marketing, Sales and Distribution

     We use the majority of our Lake Charles ethylene production in our polyethylene, styrene and VCM operations. We sell the remainder to third parties. In addition, we sell our ethylene co-products to third parties. Our primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. The majority of sales in our Olefins business are made under agreements for one year or more. Contract volumes are established within a range. The terms of these contracts are fixed for a period (typically more than one year), although earlier termination may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless terminated by one of the parties.

     We typically ship our ethylene and propylene via a pipeline system that connects our plants to numerous customers. Our hydrogen is sold via pipeline to a single customer. We also have storage agreements and exchange agreements that allow us access to customers who are not directly connected to the pipeline system. We transport our polyethylene by rail or truck and we move our styrene, crude butadiene and pyrolysis gasoline by barge, rail or truck.

     We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s leading film and flexible packaging manufacturers. No single Olefins customer accounted for more than 10% of our segment net sales.

Competition

     The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, product quality and product performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including Equistar Chemicals, LP, The Dow Chemical Company, ExxonMobil Chemical Company, Lyondell Chemical Company, Chevron Phillips Chemical Company LP and NOVA Chemicals Corporation.

Vinyls Business

Products

     Principal products in our integrated Vinyls segment include PVC, VCM, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and patio door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are in Calvert City, Kentucky and include an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. We also own eight strategically located PVC fabricated product facilities. In addition, in 2003 we acquired a vinyls facility in Geismar, Louisiana. We started the ethylene dichloride, or EDC, portion of the Geismar facility in the fourth quarter of 2003. We plan to operate part or all of the remainder of the facility when market conditions support utilization of the additional capacity. We also own a 43% interest in a PVC joint venture in China. The following table illustrates our production capacities by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(millions of pounds)
PVC	800	Construction materials including pipe, siding, profiles for windows and doors; rigid and flexible film for packaging, medical applications such as blood bags and tubing

VCM	1,300	PVC

Chlorine	410	VCM, organic/inorganic chemicals, bleach

Caustic Soda	450	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	600	Pipe: water and sewer, plumbing, irrigation, conduit components: windows and doors; fence and deck

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 79 million pounds of fabricated products and 264 million pounds of PVC from our China joint venture (in which we have a 43% interest) and 600 million pounds of PVC and VCM from our facilities at Geismar, Louisiana which are idle.

     PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims, packaging and medical devices. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipes. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 800 million pounds of PVC per year at our Calvert City facilities. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

     VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. Our current annual capacity of 1.3 billion pounds of VCM at our Calvert City facilities is primarily used in our PVC operations. The remainder of our VCM production is sold under a long-term contract with an external customer.

     Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facilities. We use our chlorine production in our VCM plant. We have the capacity to supply approximately 50% of our internal chlorine requirements. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In 2002, we modernized and expanded our chlorine plant by replacing the mercury cell technology with a more efficient, state-of-the-art membrane technology.

     Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and, in 2003, we produced approximately 70% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production in the form of EDC. The EDC portion of our Geismar facility began production in the fourth quarter of 2003 and this EDC is used internally in our production of VCM at Calvert City.

     Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and patio door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. PVC pipe offers greater strength, lower installed cost, increased corrosion resistance, lighter weight and longer service life when compared to iron, steel and concrete alternatives. We also manufacture and market PVC window and patio door profiles under the “NAPG” brand and PVC fence and deck products under the “Westech” brand. PVC windows and patio doors are more energy efficient, less costly and easier to maintain than alternative products. PVC fence and deck products feature low maintenance materials and long product life. All of our fabricated products production is sold to third parties.

     China Joint Venture. We own a 43% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners include Norway’s Norsk Hydro ASA, two Chinese government-owned chemical companies and International Finance Corporation, a unit of the World Bank. In 1995, this joint venture constructed and began operating a PVC film and fabricated products plant that has a current annual capacity of 79 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 264 million pounds of PVC resin.

Feedstocks

     We are highly integrated along our vinyls production chain. We produce all the ethylene, VCM and PVC used in our Vinyls business, and approximately 50% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract that expires in 2005. We purchase electricity for our chlor-alkali production from the Tennessee Valley Authority under a favorable contract that expires in 2005.

     We are one of the few fully integrated producers of vinyls and fabricated products in North America. Our Calvert City PVC plant supplies all the PVC required for our fabricated products plants. The remaining feedstocks for fabricated products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.

Marketing, Sales and Distribution

     We are a leading manufacturer of PVC fabricated products in the geographic regions where we operate. We sell our PVC pipe through a combination of distributors, manufacturer representatives and our internal salaried sales force. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal salaried sales force to market and sell our fence and window and patio door profiles.

     We use a majority of our VCM production in our PVC operations. We sell all of our caustic soda production to external customers, concentrating on customers who can receive the product by barge over the Mississippi, Tennessee and Ohio Rivers to minimize distribution costs. In 2003, one contract customer in our Vinyls segment accounted for 19% of segment net sales.

Competition

     Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other large and medium-sized producers including Oxy Vinyls, LP, The Dow Chemical Company, Shintech, Inc., Georgia Gulf Corporation and Formosa Plastics Corporation.

     Competition in the fabricated products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the fabricated products market with other medium and large-sized producers and fabricators including J-M Manufacturing Company, Inc., Diamond Plastics Corporation, National Pipe & Plastics, Inc. and PW Eagle, Inc. We are a leading manufacturer of PVC pipe in the geographic areas served by our North American Pipe Corporation subsidiary. We believe that we are the number two manufacturer of PVC fence and deck in the United States.

Environmental and Other Regulation

     As is common in our industry, obtaining, producing and distributing many of our products involves the use, storage, transportation and disposal of large quantities of toxic and hazardous materials, and our manufacturing operations require the generation and disposal of large quantities of hazardous wastes. We are subject to extensive, evolving and increasingly stringent federal and local environmental laws and regulations, which address, among other things, the following:

•	emissions to the air;

•	discharges to land or to surface and subsurface waters;

•	other releases into the environment;

•	remediation of contaminated sites;

•	generation, handling, storage, transportation, treatment and disposal of waste materials; and

•	maintenance of safe conditions in the workplace.

     We are subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require us to remove or mitigate the effects of the disposal or release of chemical substances at various sites. Under some of these laws and regulations, a current or previous owner or operator of property may be held liable for the costs of removal or remediation of hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Because several of our production sites have a history of industrial use, it is impossible to predict precisely what effect these laws and regulations will have on us in the future. As is typical for chemical businesses, soil and groundwater contamination has occurred in the past at some of our sites, and might occur or be discovered at other sites in the future. We have typically conducted extensive soil and groundwater assessments either prior to acquisitions or in connection with subsequent permitting requirements. Our investigations have not revealed any contamination caused by our operations that would likely require us to incur material long-term remediation efforts and associated liabilities.

     Lake Charles. In the fall of 2000, we determined that we were not in compliance with certain Clean Air Act regulations governing emissions of benzene from our two ethylene plants in Lake Charles. We voluntarily reported this discovery to the Louisiana Department of Environmental Quality, or LDEQ, and began negotiations to resolve the matter. We subsequently expanded the scope of our settlement discussions to include other environmental non-compliance matters at all of our plants in Lake Charles. We entered into a settlement agreement with the LDEQ in the fourth quarter of 2003 requiring us to pay $0.8 million in penalties, which have been paid in 2003, and to perform specified “beneficial environmental projects,” which are voluntary capital and operating expenditures designed to enhance our overall environmental performance. We completed the beneficial environmental projects at a cost of $4.4 million.

     Calvert City. In connection with our 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to pre-existing contamination at the site. The soil and groundwater at the manufacturing complex, which does not include our PVC facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from pre-existing contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which we did not acquire and on which we do not operate and that we believe is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. The investigation and remediation of contamination at our manufacturing complex is currently being coordinated by PolyOne.

     Given the scope and extent of the underlying contamination at our manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site are approximately $2.5 million per year, and we expect this level of expenditures to continue for the life of the remediation. For the past three years, PolyOne has suggested that our actions after our acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. We have denied those allegations and have retained technical experts to evaluate our position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that we are responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and has withheld payment of 45% of the costs that we incur to operate Goodrich’s pollution control equipment located on our property. We met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

     In October 2003, we filed suit against Goodrich for unpaid invoices related to the groundwater treatment, which totaled approximately $0.6 million as of December 31, 2003. Goodrich has filed an answer and counterclaim in which it alleges that we are responsible for contamination at the facility. We have denied those allegations and have filed a motion to dismiss Goodrich’s counterclaim, which has now been briefed by both parties, and we are awaiting a ruling on that motion. In addition, we have intervened in administrative proceedings in Kentucky in which both Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under its Resource Conservation and Recovery Act, or RCRA, permit to other parties, including us.

     In January 2004, the State of Kentucky notified us by letter that, due to our ownership of a closed landfill (known as Pond 4) at the manufacturing complex, we would be required to submit a post-closure permit application under RCRA. This could require us to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property that we own adjacent to the pond. We acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under our contract, we have the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires us to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. We believe that the letter sent to us by the State of Kentucky triggers our right to tender ownership of Pond 4 back to Goodrich. We plan to notify Goodrich of its obligation to accept ownership and to tender Pond 4 back to Goodrich. We have also filed an appeal with the State of Kentucky regarding its letter.

     None of the parties involved in the proceedings relating to our disputes with Goodrich and PolyOne and the State of Kentucky described above has formally quantified the amount of monetary relief that they are seeking from us (except Goodrich, which is withholding 45% of the groundwater treatment costs that we are charging to them), nor has the court or the State of Kentucky proposed or established an allocation of the costs of remediation among the various participants. Any monetary liabilities that we might incur with respect to the remediation of contamination at our manufacturing complex in Calvert City would likely be spread out over an extended period. While we have denied responsibility for any such remediation costs and are actively defending our position, we are not in a position at this time to state what effect, if any, these proceedings could have on our financial condition, results of operations, or cash flows.

     In March and June 2002, the EPA’s National Enforcement Investigation Center, or NEIC, conducted an environmental investigation of our manufacturing complex in Calvert City consisting of our EDC/VCM, ethylene and chlor-alkali plants. In May 2003, we received a report prepared by NEIC summarizing the results of that investigation. Among other things, NEIC concluded that the requirements of several regulatory provisions had not been met. We have analyzed the NEIC report and have identified areas where we believe that erroneous factual or legal conclusions, or both, may have been drawn by NEIC. We have held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed us that the agency proposed to assess monetary penalties against us and to require us to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed us that the EPA, NEIC and the State of Kentucky would conduct an inspection of our PVC facility in Calvert City, which is separate from our manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. We have not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. In the meantime, further settlement discussions with the EPA regarding the manufacturing complex are on hold. Although the EPA has not issued any Notices of Violation to us or otherwise taken any action against us, it is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the State of Kentucky as a result of the environmental investigations in Calvert City. In such case, we expect that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that we would agree to make for certain “supplemental environmental projects,” which are similar to the beneficial environmental projects discussed above under “— Lake Charles.”

     Geismar. In 2003, we acquired portions of an idled chemical complex in Geismar, Louisiana that were previously owned and operated by Borden Chemicals, Inc. and Borden Chemicals and Plastics Operating Limited Partnership, or BCP. In 1998, BCP entered into a consent decree with the EPA and the LDEQ to investigate and remediate contaminated soil and groundwater at the site. As a part of BCP’s bankruptcy reorganization, Borden Chemicals assumed BCP’s obligations under the 1998 consent decree in a separate settlement agreement with the EPA and the LDEQ. The EPA has estimated that the cleanup obligations of BCP and Borden Chemicals may total approximately $33 million. We believe that approximately $20 million of these costs relate to property that we did not acquire and on which we do not operate. Early in 2002, CERCLA was amended to create a new defense against liability for purchasers of contaminated property. We believe we meet the criteria set forth in the statute to take advantage of the “bona fide purchaser” defense with respect to pre-existing contamination as long as, among other things, we do not release hazardous substances at the site that create a material effect and we cooperate with Borden Chemicals as it performs its remediation obligations at the site. In August 2003, the LDEQ notified us that it will first look to Borden Chemicals to address cleanup responsibilities for existing contamination on the property we acquired.

     General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of non-compliance from time to time. In 2003, we made capital expenditures of $4.3 million related to environmental compliance. We estimate that we will make capital expenditures of $4.9 million and $5.2 million in 2004 and 2005, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

     It is difficult to estimate the future costs of environmental protection and remediation because of many uncertainties, including uncertainties about the status of laws, regulations and information related to individual locations and sites and our ability to rely on third parties to carry out such remediation. Subject to the foregoing, but taking into consideration our experience regarding environmental matters of a similar nature and facts currently known, and except for the outcome of pending litigation and regulatory proceedings, which we cannot predict, but which could have a material adverse effect on us, we believe that capital expenditures and remedial actions to comply with existing laws governing environmental protection will not have a material adverse effect on our business and financial results.

Employees

     As of December 31, 2003, we had 1,635 employees, 286 contractors and 7 consultants in the following areas:

Category	Number
Olefins segment	642
Vinyls segment	1,197
Headquarters	89

     Approximately 18% of our employees are represented by labor unions. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology and Intellectual Property

     Our technology strategy is to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We believe that the most cost-effective way to acquire technology applicable to our businesses is to purchase or license it from third-party market providers. As a result, we have eliminated the need for research expenditures and believe we are able to select the best available technology at the time our need arises. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improving our competitive position.

     We license technology from a number of third-party providers. In 1988, we selected the MW Kellogg technology for our first ethylene plant at our Lake Charles complex. In 1995, we selected the ABB Lummus Crest technology, as a state-of-the-art, low-cost and efficient method of producing ethylene, for the second ethylene plant at Lake Charles. In 1990, we selected Mobil/Badger technology for our styrene monomer plant at Lake Charles and in 1996 selected BP technology for our second Lake Charles polyethylene plant. In 1997, we entered into a corporate-wide technology agreement with Aspen Technology. The Aspen Technology Plantelligence ™ includes an advanced process control software system which improves process control and economic optimization. In 1998, we licensed Asahi Chemical membrane technology for our chlor-alkali plant.

Segment and Geographic Information

     Information regarding sales to external customers, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, is presented in note 15 to our consolidated financial statements included in item 8 of this report.

Risk Factors

Cyclicality in the petrochemical industry has in the past, and may in the future, result in reduced operating margins or operating losses.

     Our historical operating results reflect the cyclical and volatile nature of the petrochemical industry. The industry is mature and capital intensive. Margins in this industry are sensitive to supply and demand balances both domestically and internationally, which historically have been cyclical. The cycles are characterized by periods of tight supply, leading to high operating rates and margins, followed by periods of oversupply primarily resulting from significant capacity additions, leading to reduced operating rates and lower margins.

     Moreover, profitability in the petrochemical industry is affected by the worldwide level of demand along with vigorous price competition which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions either in the United States or in the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the supply and demand balances, market conditions and other factors that will affect industry operating margins in the future.

We sell commodity products in highly competitive markets and face significant competition and price pressure.

     We sell our products in highly competitive markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to put pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers seek relief in the form of lower sales prices.

High costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flow.

     Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. We typically do not enter into significant hedging arrangements with respect to prices of raw materials. However, we have occasionally entered into short-term contracts in order to hedge our costs for ethane and natural gas. We cannot assure you that in the future we will hedge any of our raw material costs or that any such hedges will have successful results.

     In addition, higher natural gas prices adversely affect the ability of many domestic chemical producers to compete internationally since U.S. producers are disproportionately reliant on natural gas and natural gas liquids as an energy source and as a raw material. In addition to the impact that this has on our exports, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage.

There is overcapacity in certain segments of the petrochemical industry that may result in lower operating rates and margins.

     Currently, there is overcapacity in the ethylene and polymers industries as a number of our competitors have added capacity. There can be no assurance that future growth in product demand will be sufficient to utilize this excess capacity. Excess industry capacity has depressed, and may continue to depress, our operating rates and margins. The global economic and political environment continues to be uncertain, contributing to reduced industry operating rates, adding to the volatility of raw materials and energy costs, and forestalling the industry’s recovery from trough conditions, which may place pressure on our results of operations.

External factors beyond our control can cause fluctuations in demand for our products and in our prices and margins, which may negatively affect our results of operations and cash flow.

     External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	international events and circumstances; and

•	governmental regulation in the United States and abroad.

     We believe that events in the Middle East and Venezuela have had a particular influence over the past few years and may continue to do so until the situations normalize. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. If the global economy does not continue to improve, demand for our products and our income and cash flow will continue to be adversely affected.

     We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in raw material costs or lower demand in the future may cause us to further reduce operating rates or idle facilities or exit uncompetitive businesses.

     Continued hostilities in the Middle East and/or the occurrence or threat of occurrence of future terrorist attacks such as those against the United States on September 11, 2001 could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. In addition, these risks have and may continue to increase volatility in prices for crude oil and natural gas and could result in increased feedstock costs. In addition, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts with third parties.

Our inability to compete successfully may reduce our operating profits.

     The petrochemical industry is highly competitive. In the last several years, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of fabricated products is affected by a variety of factors, including:

•	product price;

•	technical support and customer service;

•	quality;

•	reliability of supply;

•	availability of potential substitute materials; and

•	product performance.

     Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include:

•	the emergence of new domestic and international competitors;

•	the rate of capacity additions by competitors;

•	change in customer base due to mergers;

•	the intensification of price competition in our markets;

•	the introduction of new or substitute products by competitors;

•	the technological innovations of competitors; and

•	the adoption of new environmental laws and regulatory requirements.

Our production facilities process some volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.

     We have three major manufacturing facilities: our olefins complex in Lake Charles, Louisiana, our vinyls complex in Calvert City, Kentucky and our recently acquired vinyls facility in Geismar, Louisiana. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist attacks.

     These hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. The loss or shutdown over an extended period of operations at either of our major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.

     Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the chemical industry has responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new regulations.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations.

     We use large quantities of hazardous substances and generate large quantities of hazardous wastes in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety and governing, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, at our Lake Charles and Calvert City plants, we are currently planning equipment and operational changes necessary to comply with anticipated requirements of the U.S. Environmental Protection Agency’s recently promulgated regulations related to the ethylene maximum achievable control technology, or MACT, standards that require compliance by July 2005, as well as anticipated wastewater regulations of the synthetic organic chemical manufacturing industries.

     In addition, we cannot accurately predict future developments, such as increasingly strict environmental laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.

     We also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our facilities or to chemicals that we otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on our operations, a significant increase in the success of these types of claims could materially adversely affect our business, financial condition, operating results or cash flow.

     Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site.

     Our operations are inherently subject to accidental spills, discharges or other releases of hazardous substances that may make us liable to governmental entities or private parties. This may involve contamination associated with our current and former facilities, facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination. In addition, we may be liable for existing contamination related to certain of our facilities for which, in some cases, we believe third parties are liable in the event such third parties fail to perform their obligations. For further discussion of such existing contamination, see “Business — Environmental and Other Regulation.”

Our property insurance does not cover acts of terrorism and, in the event of a terrorist attack, we could lose net sales and our facilities.

     As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to very high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain terrorism insurance, especially given the significant risks that are not covered by such insurance, and we do not carry terrorism insurance on our property at this time. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities and the facilities themselves, and could become liable for any contamination or for personal or property damage due to exposure to hazardous materials caused by any catastrophic release that may result from a terrorist attack.

We are highly leveraged, which could adversely affect our ability to operate our business.

     As of December 31, 2003, we had total outstanding debt of approximately $510.3 million. This debt represented approximately 48.4% of our total capitalization. At December 31, 2003, we had $176.3 million of available capacity under our $200 million credit facility and we may continue to borrow thereunder to fund working capital or other needs in the near term. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

•	a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on our debt and will not be available for other purposes;

•	we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	our less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations;

•	we may be exposed to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which would result in higher interest expense in the event of increases in interest rates; and

•	we could be more vulnerable in the event of a downturn in our business that would leave us less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility, our term loan and our senior notes, on commercially reasonable terms or at all.

Our credit facility, our term loan and the indenture governing our senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

     Our credit facility, our term loan and the indenture governing our senior notes impose significant operating and financial restrictions on us. These restrictions limit our ability to:

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	permit dividend or other payment restrictions on our restricted subsidiaries;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies;

•	engage in transactions with affiliates; and

•	engage in sale-leaseback transactions.

     These limitations are subject to a number of important qualifications and exceptions. Our credit facility also requires us to maintain a minimum fixed charge coverage ratio if availability falls below a specified level. These covenants may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt. In addition, any acceleration of debt under our credit facility or our term loan will constitute a default under some of our other debt, including the indenture governing our senior notes.

Forward-Looking Statements

     Certain of the statements contained in this report are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	production capacities;

•	expected cyclical recovery in the olefins and vinyls industries;

•	our ability to borrow additional funds under our credit facility;

•	future capacity additions and expansions in the industry;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings; and

•	effects of pending legal proceedings.

     We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report under “— Risk Factors” and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	access to capital markets;

•	terrorist acts;

•	operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations;

•	technological developments;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.

     Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Item 2. PROPERTIES

     Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities. Our Lake Charles and Calvert City facilities have been pledged to secure our new term loan.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Calvert City, Kentucky(1)	PVC, VCM, chlorine, caustic soda, ethylene
Geismar, Louisiana(2)	PVC, VCM and ethylene dichloride
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Van Buren, Arkansas	PVC pipe
Evansville, Indiana	Fence and deck
Calgary, Alberta, Canada(3)	Window and patio doors
Pauling, New York	Window, patio doors, and fence

(1)	We lease a portion of our Calvert City facilities.

(2)	We started the ethylene dichloride portion of the Geismar facility in the fourth quarter of 2003. We plan to operate part or all of the remainder of the facility when market conditions support utilization of the additional capacity.

(3)	We lease our Calgary facility.

Olefins

     Our Lake Charles complex consists of three sites on over 1,300 acres in Lake Charles, Louisiana, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.4 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 450 million pounds per year. We operate some of the newest manufacturing facilities in North America and focus on continually improving our asset portfolio and cost position. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. Our styrene monomer plant is being modernized with state-of-the-art technology and underwent debottlenecking in the second quarter of 2003 for additional capacity.

     Our Lake Charles complex includes a marine terminal that provides for worldwide shipping capabilities. The complex also is located near rail transportation facilities, which allows for efficient delivery of raw materials and prompt shipment of our products to customers. In addition, the complex is connected by pipeline systems to our ethylene feedstock sources in both Texas and Louisiana. Within the complex, our ethylene plants are connected by pipeline systems to our polyethylene and styrene plants. Our location, combined with our integration in ethylene and our new and modernized plant facilities, allows for low-cost production and distribution of products in our Olefins business.

Vinyls

     Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and of our chlor-alkali plant is 410 million pounds of chlorine and 450 million pounds of caustic soda per year. In 2002, we modernized and expanded our chlorine plant by replacing the mercury cell technology with a more efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 800 million pounds per year.

     We currently operate eight fabricated products plants, consisting of five PVC pipe plants, a fence and deck plant and two window and patio door profiles plants. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. One of our profiles plants is located in

Calgary, Alberta and the other is in Pauling, New York. The combined capacity of our fabricated products plants is 600 million pounds per year. Our Pauling, New York plant also fabricates fence.

     In 2003, we acquired a vinyls facility in Geismar, Louisiana. The facility was purchased for $5 million in cash plus a percentage of future earnings not to exceed $4 million. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 600 million pounds per year with related ethylene dichloride capacity. We started the ethylene dichloride portion of the facility in the fourth quarter of 2003. We plan to operate part or all of the remainder of the facility when market conditions support utilization of the additional capacity.

     We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

     Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease expiring on December 31, 2004. See “Item 13 — Certain Relationships and Related Transactions.”

Item 3. LEGAL PROCEEDINGS

     In connection with the purchase of our Calvert City facilities in 1997, we acquired 10 barges that we use to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of our barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. We appealed the forfeiture order with the Coast Guard and, in June 1999, we filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and we are able to use the barges pending resolution of our appeal with the Coast Guard. In October 2003, the Coast Guard issued notice that it would not change its regulations. As a result, we are now seeking legislative relief through a private bill from the U.S. Congress, and the Coast Guard has stated that it will not oppose such efforts. The D.C. Circuit is holding further proceedings in abeyance pending the outcome of those efforts. We do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, although there can be no assurance in this regard.

     In addition to the matters described above and under “Item 1. Business — Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     As of the date of this report, there is no established public trading market for any class of our equity securities.

Holders

     As of the date of this report, Westlake Polymer & Petrochemical, Inc. is the only holder of record of our common equity.

Dividends

     We did not pay any dividends on our common equity during 2003 or 2002. Our credit facility and term loan credit agreements restrict our ability to pay dividends or other distributions on our equity securities. The indenture governing our 83/4% senior notes due 2011 also restricts our ability to pay dividends and make other distributions on our equity securities.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,423,034	$1,072,627	$1,087,033	$1,391,363	$1,057,631
Gross profit	117,226	70,535	(34,726)	192,663	169,675
Selling, general and administrative expenses	53,136	58,783	53,203	61,855	52,087
Impairment of long-lived assets (1)	2,285	2,239	7,677	10,777	2,748
Income (loss) from operations	61,805	9,513	(95,606)	120,031	114,840
Interest expense	(36,788)	(32,907)	(31,892)	(31,957)	(41,991)
Debt retirement cost	(11,343)	—	—	—	—
Other income, net (2)	7,620	6,784	8,895	1,685	11,421
Net income (loss)	12,301	(1,339)	(64,875)	53,695	37,800
Balance Sheet Data (end of period):
Cash and cash equivalents	37,371	10,074	78,991	8,256	8,617
Working capital (3)	232,788	187,090	169,089	134,091	155,814
Total assets	1,385,938	1,322,053	1,329,152	1,393,485	1,344,857
Total debt	510,289	506,350	511,639	392,889	460,889
Stockholders’ equity	543,540	443,425	445,935	512,275	433,023
Other Operating Data:
Cash flow from:
Operating activities	93,219	(20,299)	28,485	172,332	132,884
Investing activities	(41,581)	(33,686)	(76,500)	(87,693)	(25,251)
Financing activities	(24,341)	(14,932)	118,750	(85,000)	(129,517)
Depreciation and amortization	88,878	89,602	83,307	81,163	86,462
Capital expenditures	44,931	38,587	76,500	78,893	29,170
Adjusted EBITDA (4)	152,968	101,354	(4,622)	211,971	204,050

(1)	The 2003 impairments relate primarily to idled styrene assets and other miscellaneous assets written down to fair market value. The 2002 impairment related to a ceased product business. Impairments in 2001 and 2000 related primarily to assets that were acquired but never placed in service. Impairments in 1999 related primarily to a fabricated products business that was subsequently sold and an idled PVC plant.

(2)	Other income, net is composed of interest income, insurance proceeds, income and expenses related to our accounts receivable securitization facility which was terminated in July 2003, equity income, management fee income and other gains and losses.

(3)	Working capital equals current assets less current liabilities.

(4)	Adjusted EBITDA (a non-GAAP financial measure) is commonly used by us and our investors to measure our ability to service indebtedness. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. Adjusted EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization, other income, net, debt retirement costs, impairment of long-lived assets (a non-cash charge) and minority interest. Adjusted EBITDA is not a substitute for the GAAP measures of earnings and cash flow. Adjusted EBITDA is included in this report because management believes that it is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements and for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, adjusted EBITDA as presented in this report may not be comparable to EBITDA or adjusted EBITDA reported by other companies. The following table reconciles our adjusted EBITDA with our net income (loss).

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Net income (loss)	$12,301	$(1,339)	$(64,875)	$53,695	$37,800
Plus:
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	9,335
Minority interest	1,057	(8,065)	(8,473)	5,357	6,797
Provision for (benefit) from income taxes	7,936	(7,206)	(45,255)	30,707	30,338
Interest expense	36,788	32,907	31,892	31,957	41,991
Debt retirement cost	11,343	—	—	—	—
Less:
Other income, net	7,620	6,784	8,895	1,685	11,421

Income (loss) from operations	61,805	9,513	(95,606)	120,031	114,840
Plus:
Depreciation and amortization	88,878	89,602	83,307	81,163	86,462
Impairment of long-lived assets	2,285	2,239	7,677	10,777	2,748

Adjusted EBITDA	$152,968	$101,354	$(4,622)	$211,971	$204,050

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

     Consumption of the basic chemicals that we manufacture in the commodity portions of our ethylene and vinyls processes has increased significantly over the past 30 years. Our Olefins and Vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical, commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The industry is currently in a down cycle as a result of significant new capacity additions in the past several years, combined with soft demand resulting from the global economic recession. Currently, no significant new olefins or vinyls capacity additions have been announced in North America. Operating rates and margins began to improve in 2003, and are expected to increase as economic growth improves and excess capacity is absorbed. These factors are expected to result in increasing margins.

     We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt from third parties for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors which have caused volatility in our raw material prices in the past and which may do so in the future, include:

•	shortages of raw materials due to increasing demand;

•	capacity constraints due to construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.

     Significant volatility in raw material costs tends to put pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers seek relief in the form of lower sales prices. These dynamics are particularly pronounced during periods of excess industry capacity and contributed to the trough conditions experienced by the chemical industry and us in 2002 and 2001. We typically do not enter into hedging arrangements with respect to prices of raw materials.

     In 2002 and 2001, we experienced two periods of dramatically increased raw material costs. In 2001, natural gas prices spiked to a high of $9.82 per million BTUs, or mmbtu, as compared to a three year average of $3.57 per mmbtu between 1999 and 2001. Prices for natural gas declined, but spiked again in 2002 to a high of $5.34 per mmbtu for natural gas. As a result of weak industry conditions, in most cases we were unable to fully pass these raw material price increases through to customers and our margins declined. In 2003, we experienced another natural gas price spike with prices averaging $5.49 per mmbtu. In this period, we were able to pass some of the higher feedstock prices through to our customers. As a result, margins improved compared to margins in 2002 and 2001.

     Our historical results have been significantly affected by our plant production capacity, our efficient use of the capacity and our ability to increase our capacity. Since inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of its cost of capital and its ability to improve efficiency or reduce operating costs. In addition, we continually evaluate the cost efficiency of our assets and have implemented an asset rationalization program to eliminate under-performing assets.

Outlook

     Higher operating rates and improved supply and demand fundamentals in 2004 as compared to 2003 are projected by CMAI, a chemical industry trade organization. While earnings levels are projected to increase based on industry publications, we remain cautious about the high levels and volatility of energy costs. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

Results of Operations

Segment Data

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net Sales:
Olefins	$911,633	$627,494	$665,703
Vinyls	546,819	474,095	455,339
Intersegment eliminations	(35,418)	(28,962)	(34,009)

Total	$1,423,034	$1,072,627	$1,087,033

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income (Loss) from Operations
Olefins	$50,573	$7,875	$(44,734)
Vinyls	14,294	10,482	(32,857)
Corporate and other	(3,062)	(8,844)	(18,015)

Total	$61,805	$9,513	$(95,606)

ADJUSTED EBITDA (1)
Olefins	$104,805	$61,370	$3,602
Vinyls	47,397	45,068	(904)
Corporate and other	766	(5,084)	(7,320)

Total	$152,968	$101,354	$(4,622)

(1)	The following tables reconcile adjusted EBITDA with our income (loss) from operations for each segment. See footnote 4 to our selected financial data table in item 6 of this report.

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA - Olefins

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income (loss) from operations	$50,573	$7,875	$(44,734)
Depreciation and amortization	52,688	53,495	48,336
Impairments of long-lived assets	1,544	—	—

Adjusted EBITDA	$104,805	$61,370	$3,602

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA - Vinyls

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income (loss) from operations	$14,294	$10,482	$(32,857)
Depreciation and amortization	33,103	32,347	31,153
Impairments of long-lived assets	—	2,239	800

Adjusted EBITDA	$47,397	$45,068	$(904)

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA - Corporate and Other

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Income (loss) from operations	$(3,062)	$(8,844)	$(18,015)
Depreciation and amortization	3,087	3,760	3,818
Impairments of long-lived assets	741	—	6,877

Adjusted EBITDA	$766	$(5,084)	$(7,320)

2003 Compared with 2002

     Net Sales. Net sales increased by $350.4 million, or 32.7%, to $1,423.0 million in 2003 from $1,072.6 million in 2002. This increase was due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene and polyethylene. Higher selling prices were primarily the result of higher energy and raw material costs that were passed through to customers. These improvements were partially offset by lower sales volumes for PVC pipe and resin resulting from lower market demand.

     Gross Margin. Gross margins increased to 8.2% in 2003 from 6.6% in 2002. This improvement was primarily the result of higher prices and was partially reduced by higher energy and feedstock costs and lower sales volumes for PVC pipe and resin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.6 million in 2003 as compared to 2002. The decrease was primarily due to the receipt of $3.2 million in 2003 resulting from a legal settlement with a software vendor, which was offset against 2003 expenses, and provisions made in 2002 related to accounts receivable.

     Impairment of Long-Lived Assets. Impairment of long – lived assets was $2.3 million in 2003 compared to $2.2 million in 2002. The impairments for 2003 included idled styrene assets and other miscellaneous assets written down to fair market value. The 2002 impairment was for assets related to a product in our Vinyls business that we no longer manufacture.

     Interest Expense. Interest expense increased $3.9 million in 2003 as compared to 2002. The increase was primarily due to an increase in the average interest rate from 6.85% in 2002 to 7.37% in 2003 and an increase in the amortization of debt costs.

     Debt Retirement Costs. We recognized $11.3 million in non-operating expense in the third quarter of 2003 related to our refinancing transaction described below under “ — Liquidity and Capital Resources — Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

     Other Income, Net. Other Income, net increased by $0.8 million in 2003 as compared to 2002 primarily as a result of insurance proceeds of $1.0 million related to a fire at one of our ethylene plants in 2002, higher equity income from our unconsolidated subsidiary of $0.7 million and a small derivative gain of $0.04 million (compared to a derivative loss of $0.7 million in 2002). These increases were partially offset by reduced management fees of $0.8 million and lower interest income of $0.9 million.

     Income Taxes. The effective income tax rate was 37.3% in 2003 as compared to 43.4% in 2002. The effective tax rate in 2002 was higher than the statutory rate and the 2003 effective tax rate due to an adjustment of prior periods state net operating loss carryforwards related to the settlement of state tax examination issues.

Olefins Segment

     Net Sales. Net sales before intersegment eliminations increased by $284.1 million, or 45.3%, to $911.6 million in 2003 from $627.5 million in 2002. This increase was due to price increases for ethylene, polyethylene and styrene and higher sales volumes of ethylene and polyethylene, partially offset by lower styrene sales volumes. Average selling prices for the Olefins segment increased by 29.1% as compared to 2002. These increased prices were due to higher demand and higher energy and raw material costs that were passed through to customers. Ethylene and polyethylene sales volumes increased by 35.8% and 6.8%, respectively, due to higher demand while styrene sales volumes decreased by 2.0% due to a planned 30-day shut-down at our Lake Charles styrene facility for maintenance.

     Income (Loss) from Operations. Income from operations increased by $42.7 million to $50.6 million in 2003 from $7.9 million in 2002. This increase was due to price increases for ethylene, polyethylene and styrene, partially offset by higher raw material costs of ethane, propane and benzene and higher energy costs. The increase was also due to higher sales volumes for ethylene and polyethylene and higher production volume for ethylene. In the first quarter of 2002, one ethylene unit was down for 44 days due to a fire while the other unit ran at a reduced rate throughout the quarter due to furnace metallurgical failures, which were subsequently resolved.

Vinyls Segment

     Net Sales. Net sales before intersegment eliminations increased by $72.7 million, or 15.3%, to $546.8 million in 2003 from $474.1 million in 2002. This increase was due to price increases for PVC pipe, PVC resin, VCM and caustic, partially offset by lower PVC pipe and resin sales volumes and lower VCM sales volumes. Average selling prices for the Vinyls segment increased by 22.4% in 2003 as compared to 2002. These price increases resulted from higher feedstock and energy costs that were passed through to customers. The PVC pipe and PVC resin sales volumes were lower by 3.2% and 1.9%, respectively, primarily due to heavy rainfall in the first six months of 2003 in the Midwest and Southeast regions resulting in slower activity in the construction sector. VCM sales, which were also impacted by these weather problems, were adversely impacted by an outage at a major customer due to the blackout in the Northeast in August 2003. VCM sales volumes were 7.8% lower in 2003 as compared to 2002.

     Income (Loss) from Operations. Income from operations increased by $3.8 million to $14.3 million in 2003 from $10.5 million in 2002. This increase was due to price increases for PVC pipe and fence, PVC resin, VCM and caustic. These price increases were partially offset by lower sales volumes for PVC pipe, PVC resin and VCM and higher raw material costs for propane and chlorine. Additionally, VCM production and sales volumes were adversely impacted by an outage at a major customer described above.

     2002 Compared with 2001

     Net Sales. Net sales decreased by $14.4 million, or 1.3%, to $1,072.6 million in 2002 from $1,087.0 million in 2001. This decrease was primarily due to lower prices for ethylene, polyethylene and caustic and lower styrene sales volumes and was partially offset by higher sales volumes in both our Olefins and Vinyls segments and higher styrene prices. Ethylene and polyethylene prices fell primarily due to energy and raw material cost reductions in natural gas, ethane and propane. Sales volumes were higher for our Olefins and Vinyls products due to increases in 2002 demand as compared with 2001, when we experienced a slowdown in the general economy.

     Gross Margin. Gross margin increased to positive 6.6% in 2002 from negative 3.2% in 2001. This improvement was primarily due to price increases, higher sales volumes and higher utilization rates, partially offset by higher energy and raw material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $5.6 million in 2002 compared with 2001 primarily due to increases in the provision for doubtful accounts of $5.2 million, depreciation of software and hardware of $2.0 million due to the startup of several information technology projects and an increase in insurance expense of $1.8 million due to rate increases, partially offset by reductions in payroll and benefits of $2.5 million due to reductions in head count and bonuses.

     Impairment of Long-Lived Assets. Impairment of long-lived assets decreased to $2.2 million in 2002 from $7.7 million in 2001. The 2002 impairment was for assets related to a discontinued product in our Vinyls business. The 2001 impairment included a $3.2 million write-down to fair market value of idled assets held for sale and $4.4 million relating to computer software and fixed assets.

     Interest Expense. Interest expense increased by $1.0 million in 2002 from 2001, primarily due to an increase in interest rates. The weighted average interest rate on borrowings as of December 31, 2002 and 2001 was 7.1% and 6.3%, respectively.

     Other Income, Net. Other income, net decreased by $2.1 million in 2002 from 2001, primarily as a result of reduced insurance claims proceeds and a reduction in management fees received from an affiliated company.

     Income Taxes. The effective income tax rate increased to 43.4% in 2002 from 38.2% in 2001 due to an adjustment of prior period state net operating loss carryforwards.

Olefins Segment

     Net Sales. Net sales before intersegment eliminations decreased by $38.2 million, or 5.7%, to $627.5 million in 2002 from $665.7 million in 2001. This decrease resulted from lower prices for ethylene and low density polyethylene and lower sales volumes for ethylene, styrene and ethylene co-products and was partially offset by higher styrene prices and higher low density polyethylene and linear low density polyethylene sales volumes. Average selling prices for the Olefins segment decreased by 13.4%. Sales volumes for low density polyethylene and linear low density polyethylene, which are higher value-added products, increased substantially in 2002 due to stronger market demand. Our polyethylene volumes increased by 11.4% in 2002 as compared to 2001. Our styrene sales volumes decreased by 13.5% in 2002 due to a reduction from 2001 levels in outside purchases of styrene for subsequent resale.

     Income (Loss) from Operations. Income (loss) from operations increased by $52.6 million to $7.9 million in 2002 from a loss of $44.7 million in 2001. This increase was primarily due to higher polyethylene margins, higher styrene margins, higher polyethylene sales volumes and higher utilization rates in polyethylene and styrene. Polyethylene margins were higher in 2002 due to decreased raw material costs as compared to 2001 levels. Styrene margins were higher in 2002 due to price increases and lower raw material costs. Increased utilization rates resulted from increased demand for ethylene, polyethylene and styrene. Operating costs were lower due to cost cutting measures, primarily a reduction in force initiated in 2002. These improvements were partially offset by an outage at one of our ethylene units due to a fire resulting in 44 days of downtime in the first quarter of 2002. Our second ethylene unit was operating at reduced rates for the first half of 2002 due to furnace metallurgical failures, which were subsequently resolved.

Vinyls Segment

     Net Sales. Net sales before intersegment eliminations increased by $18.8 million, or 4.1%, to $474.1 million in 2002 from $455.3 million in 2001. This increase was due to higher prices for PVC pipe, VCM and ethylene co-products and higher sales volumes for PVC pipe, VCM, caustic and ethylene co-products. These increases were partially offset by lower caustic prices, lower PVC resin volumes and lower caustic trading volumes. Average selling prices for the overall Vinyls segment decreased by 5.0% in 2003. VCM sales volumes increased by 2.9% due to increased demand and caustic sales volumes increased 23.4% primarily due to the expansion of our chlor-alkali facility that started up in the second quarter of 2002.

     Income (Loss) from Operations. Income (loss) from operations increased by $43.4 million to $10.5 million in 2002 from a loss of $32.9 million in 2001. This increase was due to higher prices for fabricated products and PVC resin prices combined with lower raw material costs for propane and chlorine and higher utilization rates for the PVC pipe, PVC fence, PVC, VCM and chlor-alkali plants. The higher profit margins and utilization rates were primarily due to the impact of increased demand for our Vinyls products as a result of a more favorable environment for construction spending as interest rates fell throughout 2002. As a result of the improved demand, the industry was able to institute several price increases during 2002. The chlor-alkali plant was converted to membrane technology beginning in 2001. This project was completed and brought on line in the second quarter of 2002. This conversion positively affected income (loss) from operations due to an approximate 25% reduction in per unit energy cost and higher chlorine and caustic soda production. Our VCM and ethylene plants underwent de-bottlenecking during 2001, which reduced overall operating costs. The benefit of these lower operating costs was not fully realized until 2002.

Cash Flow

Operating Activities

     Operating activities provided cash of $93.2 million in 2003 compared to a use of cash of $20.3 million in 2002, and cash provided of $28.5 million in 2001. The $113.5 million improvement in cash flow from operating activities in 2003 as compared to 2002 was primarily due to improvements in income (loss) from operations, as described above, and favorable changes in working capital. These increases were partially offset by a $4.0 million make-whole premium payment in connection with the refinancing described below. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $0.7 million in 2003, compared to $94.2 million net cash used in 2002, an improvement of $93.5 million. In 2003, receivables increased by $42.2 million due to higher average selling prices and sales volumes and the termination of our receivables securitization facility as described below, while inventory increased by $9.9 million, primarily due to higher feedstock and energy prices. The resulting effect on operating cash flow was offset by a $45.1 million increase in accounts payable and accrued liabilities, primarily due to increased inventory and higher energy and feedstock costs. A $6.3 million reduction in prepaid expenses in 2003 was related to feedstock purchases in the fourth quarter of 2002. The primary reason for the $94.2 million use of cash in 2002 was a $52.2 million increase in receivables, a $42.6 million increase in inventories and an $11.8 million increase in prepaid expenses, partially offset by an increase in accounts payable. The increase in receivables was due to higher average selling prices and sales volumes. The increase in inventories was due to higher production and higher feedstock and energy prices. The increase in prepaid expenses was due to feedstock purchases made in December 2002.

     Operating activities used cash of $20.3 million in 2002, compared to cash provided of $28.5 million in 2001. The $48.8 million decrease in operating cash flow in 2002 as compared to 2001 was primarily due to increase in working capital components partially offset by improvement in income (loss) from operations described above. Changes in working capital components used $94.2 million of cash in 2002 and provided $62.2 million of cash in 2001. In 2002, accounts receivable increased by $52.2 million due to higher product sales, decreased utilization of our receivables securitization facility and higher product prices in the fourth quarter of 2002. Inventory increased by $42.6 million in 2002 due to both higher raw material prices and purchases made at year end in anticipation of rising prices. Prepaid expenses increased in 2002 by $11.8 million as a result of prepaid feedstock purchases. In 2002, accounts payable increased by $14.5 million, primarily due to increased inventory levels.

Investing Activities

     Net cash used in investing activities was $41.6 million in 2003 as compared to $33.7 million in 2002 and $76.5 million in 2001. We made capital expenditures in 2003 of $44.9 million related to operational improvements, maintenance capital, safety and environmental related projects. These expenditures were offset by $3.3 million of insurance proceeds received in 2003 related to a fire at one of our ethylene plants in 2002. We made capital expenditures in 2002 of $38.6 million related to operational improvements, maintenance capital, safety and environmental projects and the completion of the conversion of the Calvert City chlorine plant from mercury cell to membrane technology. These expenditures were offset by $4.9 million of insurance proceeds received in 2002. In 2001, we made capital expenditures for operational improvements, maintenance capital, environmental and safety expenditures of $29.0 million. The remainder of the 2001 capital expenditures of $47.5 million was related primarily to the conversion of the Calvert City chlorine plant to membrane technology.

Financing Activities

     Financing activities used cash of $24.3 million in 2003, compared to $14.9 million in 2002, and net cash provided by financing activities of $118.8 million in 2001. In 2003 we used a portion of the cash generated from operating activities to repay debt. In April 2003, our parent corporation made a $1.0 million cash contribution to our equity along with the stock of GVGP, Inc. and Geismar Holdings, Inc. We also incurred $14.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt. During 2002, we repaid $5.5 million in borrowings with available cash on hand and incurred $9.4 million in costs associated with the refinancing completed in that year. In 2001, debt increased by $118.8 million to fund investing activities of $76.5 million and to increase cash balances by $70.7 million.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

     Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. In addition, we have received equity contributions from our parent company.

Cash

     Cash balances were $37.4 million at December 31, 2003 compared to $10.1 million at December 31, 2002. We believe the December 31, 2003 and December 31, 2002 cash levels were adequate to fund our short-term cash requirements at year end.

Debt

     Our current debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At December 31, 2003, our long-term debt, including current maturities, totaled $510.3 million consisting of $380.0 million principal amount of 8 ¾% senior notes due 2011, $119.4 million senior collateralized term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates.

     On July 31, 2003, we completed a refinancing of substantially all of our outstanding long-term debt. We used net proceeds from the refinancing of approximately $506.9 million to:

•	repay in full all outstanding amounts under our then-existing revolving credit facility, term loan and 9.5% Series A and Series B notes, including accrued and unpaid interest, fees and a $4.0 million make-whole premium to the noteholders; and

•	provide $2.4 million in cash collateral for outstanding letter of credit obligations of $2.2 million.

     In conjunction with the refinancing, we terminated our accounts receivable securitization facility by repurchasing all accounts receivable previously sold to our unconsolidated accounts receivable securitization subsidiary. The net accounts receivable repurchased totaled $15.1 million. No gain or loss was recognized as a result of the accounts receivable repurchase. We also obtained a $12.4 million letter of credit to secure our obligations under a letter of credit reimbursement agreement related to outstanding tax-exempt revenue bonds in the amount of $10.9 million. As a result of the refinancing, we recognized $11.3 million in non-operating expense in the third quarter of 2003 consisting of the $4.0 million make-whole premium and a write-off of $7.3 million in previously capitalized debt issuance expenses.

     The refinancing consisted of:

•	$380.0 million in aggregate principal amount of privately placed 8 ¾% senior notes due 2011;

•	$120.0 million senior collateralized term loan due in 2010; and

•	$21.0 million in borrowings under a new $200.0 million senior collateralized working capital revolving credit facility due in 2007.

     We incurred approximately $14.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt.

     The 8 ¾% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes.

     The term loan bears interest at either LIBOR plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also requires prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets.

     The $200 million revolving credit facility bears interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2007. We had standby letters of credit outstanding at December 31, 2003 of $13.0 million. We had $176.3 million of available borrowing capacity at December 31, 2003 under this facility.

     The agreements governing the 8-3/4% senior notes, the term loan and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. None of the credit agreements requires us to maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio when availability falls below a specified minimum level.

Contractual Obligations and Commercial Commitments

     In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2003 relating to long-term debt, unconditional purchase obligations and operating leases for the next five years and thereafter, after giving effect to the refinancing transaction described above.

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	Thereafter
	(in millions)
Contractual Obligations
Long-term debt	$510.3	$1.2	$2.4	$2.4	$504.3
Operating leases	138.6	17.6	29.1	24.9	67.0
Unconditional purchase obligations	63.7	9.6	16.4	14.7	23.0

Total	$712.6	$28.4	$47.9	$42.0	$594.3

Other Commercial Commitments
Standby letters of credit	$13.0	$—	$11.3	$1.7	$—

     Long-Term Debt. Long-term debt amortization is based on the terms of the refinanced debt. Please read the discussion above under “ — Debt”.

     Operating Leases. We lease various facilities and equipment under noncancelable operating leases for various periods.

     Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase nitrogen, waste water treatment services and pipeline usage.

     Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt revenue bonds and (2) other letters of credit totaling $1.7 million issued to support obligations under our insurance programs, including for workers’ compensation claims.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

     Prior to the July 2003 refinancing transaction described above, we sold trade receivables to Westlake AR Corporation, or WARC, a wholly owned, non-consolidated subsidiary. WARC, in turn, had an agreement with an independent issuer of receivables-backed commercial paper under which it sold receivables and received cash proceeds of up to $49.5 million. The proceeds received from this accounts receivables securitization facility effectively reduced our debt. The amount of proceeds we received varied depending on a number of factors, including the availability of receivables, the credit and aging of the receivables, concentration of credit risk and our utilization of the facility. The balances of receivables sold to WARC as of December 31, 2002 and 2001 were $15.1 million and $38.0 million, respectively. Immediately prior to the July 2003 refinancing, we repurchased all accounts receivable sold to WARC and terminated the securitization facility.

Critical Accounting Policies

     Critical accounting policies are those that are important to our financial condition and require management’s most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate.

     We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Our more critical accounting policies include those related to long-lived assets, accruals for long-term employee benefits, transfer of financial assets, inventories and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in note 1 to the accompanying audited consolidated financial statements. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

     Long-Lived Assets. Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations and such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries and uncertainties associated with governmental actions.

     We periodically evaluate long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $88.9 million, $89.6 million, and $83.3 million in 2003, 2002 and 2001, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

     We defer the costs of turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. During 2003, 2002 and 2001, cash expenditures of $14.0 million, $16.3 million, and $12.9 million, respectively, were deferred and are being amortized, generally over three to five year periods. Amortization in 2003, 2002 and 2001 of previously deferred turnaround costs was $5.1 million, $5.0 million, and $3.2 million, respectively.

     On June 29, 2001, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. If adopted, we would be required to expense, as incurred, turnaround costs that are not capital in nature (e.g. those other than acquisitions or replacements). As of December 31, 2003, capitalized turnaround costs, net of accumulated amortization, totaled $15.5 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

     Additional information concerning long-lived assets and related depreciation and amortization appears in note 5 to the accompanying audited consolidated financial statements.

     Long-Term Employee Benefit Costs. Our costs for long-term employee benefits, particularly pension and postretirement medical and life benefits, are incurred over long periods of time and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is our responsibility, often with the assistance of independent experts, to select assumptions that represent the best estimates of those uncertainties. It is also our responsibility to review those assumptions periodically and, if necessary, adjust the assumptions to reflect changes in economic or other factors.

     Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and assumptions are made about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these retirement plans are based on the best estimates and judgments available, the actual outcomes could differ from these estimates.

     Additional information on the key assumptions underlying these benefit costs appears in note 10 to the accompanying audited consolidated financial statements.

     Transfers of Financial Assets. We account for the transfers of financial assets, including transfers to a Qualified Special Purpose Entity, or QSPE, in accordance with Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In accordance with SFAS 140, we recognize transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (1) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (2) the transferee has the right to pledge or exchange the assets received and (3) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). We are also required to follow the accounting guidance under SFAS 140 and Emerging Issues Task Force (“EITF”) Topic D-14, Transactions Involving Special-Purpose Entities, to determine whether or not a special purpose entity is required to be consolidated.

     Our transfers of financial assets relate to securitization transactions with a special purpose entity, or SPE, meeting the SFAS 140 definition of a QSPE. A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon established terms. Based upon the guidance in SFAS 140, we are not required to and do not consolidate our QSPE. Rather, we account for involvement with our QSPE under a financial components approach in which we recognize only our retained interest in assets transferred to the QSPE. We account for such retained interests at fair value with changes in fair value reported in earnings. As discussed under “ — Liquidity and Capital Resources — Receivables Securitization,” we terminated our securitization facility in conjunction with our refinancing transaction.

     Inventories. Inventories primarily include product, materials and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out, or FIFO, method. The use of other methods, such as LIFO, could result in differing amounts being reported as inventories and cost of sales depending on price changes and sales turnover levels.

     Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. See note 14 to the accompanying audited consolidated financial statements.

Accounting Changes

     Effective January 1, 2002, we implemented SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On January 1, 2003, we implemented SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Implementation of SFAS 141, SFAS 142, SFAS 143, SFAS 144 and SFAS 145 did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

     In August 2002, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This statement requires: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset must be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity must recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows and (c) upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. As of December 31, 2003, we did not have legal or contractual obligations to close any of our facilities. Our adoption of SFAS 143 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding SFAS 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Our adoption of SFAS 145 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flow or financial position. As discussed under “ — Liquidity and Capital Resources — Debt,” we completed a refinancing of substantially all of our outstanding long-term debt on July 31, 2003. As a result of the refinancing, we recognized $11.3 million in non-operating expense in the third quarter of 2003, consisting of the $4.0 million make-whole premium and $7.3 in previously capitalized debt issuance costs.

     In December 2003, the FASB issued Interpretation No. 46R, Consolidations of Variable Interest Entities, an interpretation of ARB No. 51. We are required to comply with the consolidation requirements of FIN No. 46R. We have determined that application of FIN No. 46R will not have a material impact on our consolidated results of operations, cash flows or financial position.

     In March 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into, modified or designated as hedges after June 30, 2003. We have adopted this standard as of July 1, 2003 and do not expect it to have a significant effect on our consolidated results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement will be effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted SFAS 150 as of July 1, 2003, and its adoption did not have a significant effect on our consolidated results of operations, cash flows or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

     A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Generally, our strategy is to limit our exposure to price variances by locking in prices for future purchases and sales. Our strategies also include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2003, a hypothetical $1.00 increase in the price of an mmbtu of natural gas would have decreased our income before taxes by $1.2 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $0.9 million. Additional information concerning derivative commodity instruments appears in note 8 to the accompanying audited consolidated financial statements.

Interest Rate Risk

     We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2003, we had variable rate debt of $130.3 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $130.3 million as of December 31, 2003 was 4.64%. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by $1.3 million. Also, at December 31, 2003, we had $380 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by $3.8 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Westlake Chemical Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index appearing in Item 8 present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing in Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 2004

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands of dollars,
	except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$37,371	$10,074
Accounts receivable, net	178,639	123,234
Inventories, net	180,760	170,866
Prepaid expenses and other current assets	7,994	14,246
Deferred income taxes	8,079	17,052

Total current assets	412,843	335,472
Property, plant and equipment, net	905,068	935,463
Equity investment	17,101	14,990
Other assets, net	50,926	36,128

Total assets	$1,385,938	$1,322,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$93,404	$68,207
Accrued liabilities	85,451	65,502
Current portion of long-term debt	1,200	14,673

Total current liabilities	180,055	148,382
Long-term debt	509,089	491,677
Deferred income taxes	130,150	133,734
Other liabilities	23,104	23,541

Total liabilities	842,398	797,334
Minority interest	—	81,294
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value, 1,000 shares authorized; 890 shares issued and outstanding	89,000	89,000
Common stock, $1 par value, 10,000 shares authorized; 1,115 shares issued and outstanding	1	1
Additional paid-in capital	389,851	304,364
Retained earnings	65,937	53,636
Minimum pension liability, net of tax	(1,547)	(2,006)
Cumulative translation adjustment	298	(1,570)

Total stockholders’ equity	543,540	443,425

Total liabilities and stockholders’ equity	$1,385,938	$1,322,053

Commitments and contingencies (notes 7 and 14)

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Net sales	$1,423,034	$1,072,627	$1,087,033
Cost of sales	1,305,808	1,002,092	1,121,759

	117,226	70,535	(34,726)
Selling, general and administrative expenses	53,136	58,783	53,203
Impairment of long-lived assets	2,285	2,239	7,677

Income (loss) from operations	61,805	9,513	(95,606)
Other income (expense)
Interest expense	(36,788)	(32,907)	(31,892)
Debt retirement cost	(11,343)	—	—
Other income, net	7,620	6,784	8,895

Income (loss) before income taxes and minority interest	21,294	(16,610)	(118,603)

Provision for (benefit from) income taxes	7,936	(7,206)	(45,255)
Income (loss) before minority interest	13,358	(9,404)	(73,348)
Minority interest	1,057	(8,065)	(8,473)

Net income (loss)	12,301	(1,339)	(64,875)
Other comprehensive income (loss)
Change in foreign currency translation	1,868	164	(794)
Change in minimum pension liability, net of tax	459	(1,335)	(671)

Comprehensive income (loss)	$14,628	$(2,510)	$(66,340)

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands of dollars, except for per share data)

						Accumulated
						Other Comprehensive
		Common Stock				Income (Loss)
						Minimum	Cumulative
				Additional		Pension	Foreign
	Preferred	Number of		Paid-in	Retained	Liability,	Currency
	Stock	Shares	Amount	Capital	Earnings	Net of Tax	Translation	Total
Balances at December 31, 2000	$89,000	1,115	$1	$304,364	$119,850	$—	$(940)	$512,275
Net loss	—	—	—	—	(64,875)	—	—	(64,875)
Dividends paid to parent	—	—	—	(87,000)	—	—	—	(87,000)
Capital contribution from parent	—	—	—	87,000	—	—	—	87,000
Other comprehensive income (loss)	—	—	—	—	—	(671)	(794)	(1,465)

Balances at December 31, 2001	89,000	1,115	1	304,364	54,975	(671)	(1,734)	445,935
Net loss	—	—	—	—	(1,339)	—	—	(1,339)
Other comprehensive income (loss)	—	—	—	—	—	(1,335)	164	(1,171)

Balances at December 31, 2002	89,000	1,115	1	304,364	53,636	(2,006)	(1,570)	443,425
Net income	—	—	—	—	12,301	—	—	12,301
Capital contribution from parent	—	—	—	85,487	—	—	—	85,487
Other comprehensive income (loss)	—	—	—	—	—	459	1,868	2,327

Balances at December 31, 2003	$89,000	1,115	$1	$389,851	$65,937	$(1,547)	$298	$543,540

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$12,301	$(1,339)	$(64,875)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	88,878	89,602	83,307
Provision for doubtful accounts	1,872	10,379	3,817
Amortization of debt issue costs	887	—	—
Gain from disposition of fixed assets	(2,903)	(2,259)	—
Write off of debt retirement cost	7,343	—	—
Impairment of long-lived assets	2,285	2,239	7,677
Deferred income taxes	6,297	(6,987)	(45,681)
Equity income from unconsolidated subsidiary	(1,510)	(770)	(1,138)
Minority interest in income (loss)	1,057	(8,065)	(8,473)
Changes in operating assets and liabilities
Accounts receivable	(42,177)	(52,194)	29,651
Inventories	(9,894)	(42,639)	77,007
Prepaid expenses and other current assets	6,252	(11,833)	490
Accounts payable	25,197	14,476	(29,916)
Accrued liabilities	19,949	(1,981)	(15,011)
Other, net	(22,615)	(8,928)	(8,370)

Total adjustments	80,918	(18,960)	93,360

Net cash provided by (used for) operating activities	93,219	(20,299)	28,485

Cash flows from investing activities
Additions to property, plant and equipment	(44,931)	(38,587)	(76,500)
Proceeds from insurance claims	3,350	4,901	—

Net cash used for investing activities	(41,581)	(33,686)	(76,500)

Cash flows from financing activities
Cash equity contribution from parent related to Geismar	1,039	—	—
Repurchase of securitization receivables	(15,100)	—	—
Capital contribution from parent	—	—	87,000
Dividends paid to parent	—	—	(87,000)
Proceeds from borrowings	723,975	113,890	226,000
Repayments of borrowings	(720,153)	(119,445)	(107,250)
Capitalized debt costs	(14,102)	(9,377)

Net cash provided by (used for) financing activities	(24,341)	(14,932)	118,750

Net increase (decrease) in cash and cash equivalents	27,297	(68,917)	70,735
Cash and cash equivalents at beginning of period	10,074	78,991	8,256

Cash and cash equivalents at end of the year	$37,371	$10,074	$78,991

Supplemental cash flow information
Interest paid	$20,849	$31,344	$38,529
Income taxes paid	566	95	2,723
Noncash investing and financing transactions
Interest added to principal	—	266	—
Contributions of common stock of:
GVGP, Inc. and Geismar Holdings, Inc.	4,200	—	—
Westlake Olefins Corporation	80,248	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Description of Business and Significant Accounting Policies

     Westlake Chemical Corporation (“WCC”) was incorporated in 1991 in the state of Delaware to own certain chemical operations and to facilitate financing transactions for the related companies. WCC is a wholly owned subsidiary of Westlake Polymer and Petrochemical, Inc. (“WPPI”), which in turn is a wholly owned subsidiary of Gulf Polymer and Petrochemical, Inc. (“GPPI”). WCC and its subsidiaries are collectively referred to as the “Company.”

     The Company operates as an integrated petrochemical manufacturer and plastics fabricator. The Company’s customers range from large chemical processors and plastic fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, which may not be rapidly passed to all customers.

Principles of Consolidation

     The consolidated financial statements include the accounts of WCC and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest. Investments in entities in which the Company has a significant ownership interest, generally 20% to 50%, and in entities in which the Company has greater than 50% ownership, but due to contractual agreement or otherwise does not exercise control, are accounted for using the equity method. Intercompany balances and transactions are eliminated. Minority interest represents 20% ownership by an affiliate of one of the Company’s subsidiaries, Westlake Olefins Corporation (“WOC”). In August 2003, the Company received a capital contribution from WPPI consisting of 20% of the common stock of WOC resulting in the elimination of minority ownership (see note 12). The Company owns a 43% interest in a PVC joint venture in China. This joint venture is accounted for using the equity method.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

Inventories

     Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

     Property, plant and equipment is carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments which extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $398 and $1,607 in 2002 and 2001, respectively. No interest was capitalized in 2003. Repair and maintenance costs are charged to operations as incurred. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements.	25
Plant and equipment	25
Other	3-7

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded SFAS 121. Adoption of SFAS 144 did not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

Impairment of Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS 144. The Company has no reported goodwill at December 31, 2003 and 2002. Adoption of SFAS 142 did not have a material effect on consolidated results of operations, cash flows or financial position of the Company.

Turnaround Costs

     Turnaround costs are deferred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround. Deferred turnaround costs are presented as a component of other assets, net.

Exchanges

     The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2003 and 2002, the net exchange balances payable of $2,182 and $2,197, respectively, are included in accrued liabilities.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized.

     The Company, except for a foreign subsidiary, is included in the consolidated tax return of GPPI. The provision for income taxes has been computed on a separate company basis.

Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rate as of the end of the year. Statement of operations items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded as a separate component of stockholders’ equity.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride products and utilizing polyvinyl chloride pipe. The Company performs periodic credit evaluations of the customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses.

Revenue Recognition

     Revenues associated with sales of chemical products are recorded when title and risk passes to the customer upon delivery under executed customer purchase orders or contracts. Title and risk generally passes to customers when goods are shipped to the customers. For export contracts, the title and risk passes to customers at the time specified by each contract. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.

Price Risk Management

     Commencing January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138. SFAS 133 requires that the Company recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative’s fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

     The Company does not enter into derivative instruments for trading purposes; however, the Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. Open positions are accounted for as hedges with gains or losses deferred until corresponding physical transactions occur or until corresponding positions expire or close. The fair value of derivative financial instruments is estimated using current market quotes. See note 8 for a summary of the carrying value and fair value of derivative instruments.

     During 2003, 2002 and 2001, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2003, 2002, and 2001 were included in earnings.

Environmental Costs

     Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. In assessing environmental liabilities, no set-off is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company’s best estimate of its final pro rata share of the liability.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Transfers of Financial Assets

     The Company has historically accounted for the transfers of financial assets, including transfers to a qualified special purpose entity (“QSPE”), in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. In accordance with SFAS 140, the Company recognizes transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset). Additionally, the Company is also required to follow the accounting guidance under SFAS 140 and Emerging Issues Task Force (“EITF”) Topic No. D-14, Transactions Involving Special-Purpose Entities, to determine whether or not a special purpose entity (“SPE”) is required to be consolidated.

     The Company’s transfer of financial assets relate to securitization transactions with a special purpose entity meeting the SFAS 140 definition of a QSPE. A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms. Based upon the guidance in SFAS 140, the Company was not required to and did not consolidate such QSPE. Rather, the Company accounted for its involvement with QSPEs under a financial components approach in which the Company recognized only its retained interest in assets transferred to the QSPE. The Company accounted for such retained interests at fair value with changes in fair value reported in earnings. In July 2003, the Company terminated its accounts receivable securitization facility (see note 3).

Other

     Amortization of debt issue costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (Note 6) are amortized over periods ranging from 3 to 15 years using the straight-line method.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt as of December 31, 2003 differs from the carrying value due to the issuance of fixed rate senior notes in 2003. See note 8 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated using current market quotes from external sources.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

     In August 2002, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This statement requires: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset must be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity must recognize subsequent changes in the liability that result from the passage

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

of time and revisions in either the timing or amount of estimated cash flows and (c) upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. As of December 31, 2003, the Company did not have legal or contractual obligations to close any of its facilities. The Company’s adoption of SFAS 143 on January 1, 2003 did not have a material impact on its consolidated results of operations, cash flows or financial position.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding SFAS 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS 145 on January 1, 2003 did not have a material impact on its consolidated results of operations, cash flow or financial position. As discussed in Note 7, the Company completed a refinancing of substantially all of its outstanding long-term debt on July 31, 2003. As a result of the refinancing, the Company recognized $11.3 million in non-operating expense in the third quarter of 2003.

     In December 2003, the FASB issued Interpretation No. 46R, Consolidations of Variable Interest Entities, an interpretation of ARB No. 51. The Company is required to comply with the consolidation requirements of FIN No. 46R. The Company has determined that application of FIN No. 46R will not have a material impact on the consolidated results of operations, cash flows or financial position.

     In March 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was effective for contracts entered into, modified or designated as hedges after June 30, 2003. The Company adopted this standard as of July 1, 2003 and it did not have a significant effect on its consolidated results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003 and it did not have a significant effect on the Company’s consolidated results of operations, cash flows or financial position.

2. Accounts Receivable

     Accounts receivable consist of the following at December 31, 2003 and 2002:

	2003	2002
Accounts receivable — trade	$177,396	$51,924
Accounts receivable — affiliates	1,269	80,623
Allowance for doubtful accounts	(6,901)	(13,382)

	171,764	119,165
Taxes receivable	1,129	1,235
Accounts receivable — other	5,746	2,834

Accounts receivable, net	$178,639	$123,234

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     Accounts receivable from affiliates decreased between December 31, 2002 and December 31, 2003 due to termination of the accounts receivables securitization facility in connection with the debt refinancing the Company completed on July 31, 2003. The termination of the accounts receivable securitization facility is discussed in note 3 and the debt refinancing is discussed in note 7.

3. Westlake AR Corporation

     In August 1997, the Company established Westlake AR Corporation (“WARC”), an unconsolidated subsidiary and QSPE. WARC’s activities were legally limited to purchasing the Company’s accounts receivable, selling undivided ownership interests in the accounts receivable and collecting and distributing proceeds related to the receivables. In July 2003, in conjunction with the refinancing of the Company’s debt (see note 7), the Company terminated its accounts receivable securitization facility by repurchasing all accounts receivable previously sold to its unconsolidated accounts receivable securitization subsidiary.

     In October 1997, the Company entered into a Receivable Transfer Agreement to sell accounts receivable to WARC, which, under a separate agreement, agreed to sell up to $49,500 of revolving undivided ownership interests in those accounts receivable to an unrelated financial institution (the “receivable securitization”). As a result of certain of the Company’s subsidiaries merging into Delaware limited liability partnerships, an amended and restated Receivable Transfer Agreement was executed on February 12, 2001. As of December 31, 2002, the undivided ownership interest in the receivables was $15,100. At December 31, 2002, $91,059 had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable. The Company retained a beneficial interest in those receivables. The fair value of the beneficial interests approximated the carrying value of the receivables. The amount of receivables sold fluctuated based upon the availability of the receivables and was directly affected by changing business volume and credit risks. The Company guaranteed certain amounts due by WARC under its agreement with the financial institution. The carrying amount of the Company’s exposure related to guarantees for WARC’s loan was $15,100 as of December 31, 2002.

     The Company sold receivables to WARC at a discount of approximately 2% and received certain servicing fees from WARC. During the years ended December 31, 2003, 2002, and 2001, the Company recognized discount expense of $3,600, $5,632 and $7,480, respectively, and servicing fees of $4,372, $6,724, and $6,251, respectively, within other income, net in the statement of operations.

     In addition to purchasing receivables from the Company and utilizing the Company to service and collect its receivables, as well as fund the expenditures, WARC had an agreement with the Company whereby WARC’s cash balance in excess of $250 was swept nightly into an account controlled by the Company. At December 31, 2002, the receivable from WARC, net of payable to WARC, was $25,456. This amount was included in receivables from affiliates on the balance sheet.

4. Inventories

     Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
Finished product	$107,928	$103,646
Feedstock, additives and chemicals	56,281	49,534
Materials and supplies	24,840	26,428

	189,049	179,608
Allowance for inventory obsolescence	(8,289)	(8,742)

Inventory, net	$180,760	$170,866

     In December 2002, the Company entered into an agreement to sell 15 million pounds of finished product inventory during 2003 at a fixed price. In accordance with the agreement, the Company was required to repurchase

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

this inventory during 2003 at market prices at the time of repurchase after certain agreed upon adjustments. Due to the terms of the agreement, cash received from the sale of the inventory was recorded as a liability, and adjusted to market value of the inventory to reflect repurchase obligations. As of December 31, 2002, the Company had $4,279 in inventory separately identified and restricted for use in accordance with this agreement.

5. Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Land	$11,159	$11,050
Buildings and improvements	75,126	71,568
Plant and equipment	1,363,223	1,337,675
Other	79,084	76,223

	1,528,592	1,496,516
Less: Accumulated depreciation	(653,406)	(579,978)

	875,186	916,538
Construction in progress	29,882	18,925

Property, plant and equipment, net	$905,068	$935,463

     Depreciation expense on plant and equipment of $78,077, $78,249 and $77,186 is included in cost of sales in the consolidated statement of operations in 2003, 2002 and 2001, respectively.

     During the fourth quarter of 2002, the Company announced plans to address the changing market conditions impacting the polyethylene pipe business and recognized an asset impairment charge of $1,783 to reflect the property and equipment associated with this business at its estimated fair value. The carrying amount of such assets was reduced to $497 as of December 31, 2002.

     During 2003, 2002 and 2001, the Company recognized write-downs of plant and equipment amounting to $2,285, $2,239 and $7,677, respectively. The write-downs have been reflected in the consolidated statements of operations. The write-downs represent the amount necessary to adjust the carrying value of certain plant and equipment to its net realizable value.

     Property, plant and equipment included nonoperating assets of $2,369 and $4,061 at December 31, 2003 and 2002, respectively.

6. Other Assets

     Other assets consist of the following at December 31, 2003 and 2002:

	2003	2002
Technology licenses	$15,421	$10,541
Debt issuance cost	14,102	21,141
Note receivable from affiliate	6,902	9,253
Turnaround cost	23,409	16,229
Other	6,402	10,493

	66,236	67,657
Less: Accumulated amortization	(15,310)	(31,529)

Other assets, net	$50,926	$36,128

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     Amortization expense on other assets of $11,688, $11,353 and $6,121 is included in the consolidated statement of operations in 2003, 2002 and 2001, respectively.

7. Long-Term Debt

     Indebtedness consists of the following at December 31, 2003 and 2002:

	2003	2002
8 ¾% Senior Notes due 2011	$380,000	$—
Revolving line of credit - maximum aggregate availability of $200,000 and $291,610 at December 31, 2003 and 2002, respectively	—	172,500
Term loan	119,400	113,957
Series A notes, interest at 9.50%	—	58,750
Series B notes, interest at 9.50%	—	150,000
Loan related to tax-exempt revenue bonds	10,889	10,889
Other	—	254

	510,289	506,350
Less: Current portion of long-term debt	(1,200)	(14,673)

	$509,089	$491,677

     On July 31, 2003, the Company completed a refinancing of substantially all of its outstanding long-term debt. The Company used net proceeds from the refinancing of $506,900 to:

•	repay in full all outstanding amounts under its then-existing revolving credit facility, term loan and the Series A and Series B notes, including accrued and unpaid interest, fees and a $4,000 make-whole premium to the noteholders; and

•	provide $2,428 in cash collateral for outstanding letter of credit obligations of $2,208.

     In conjunction with the refinancing, the Company terminated its accounts receivable securitization facility by repurchasing all accounts receivable previously sold to its unconsolidated accounts receivables securitization subsidiary. The net accounts receivable repurchased totaled $15,100. No gain or loss was recognized as a result of the accounts receivable repurchase. The Company also obtained a $12,395 letter of credit to secure its obligations under a letter of credit reimbursement agreement related to outstanding tax-exempt revenue bonds in the amount of $10,889. As a result of the refinancing, the Company recognized $11,343 in non-operating expense in the third quarter of 2003 consisting of the $4,000 make-whole premium and a write-off of $7,343 in previously capitalized debt issuance expenses.

     The refinancing consisted of:

•	$380,000 in aggregate principal amount of 8 ¾% senior notes due 2011;

•	$120,000 senior collateralized term loan due in 2010; and

•	$21,000 in borrowings under a new $200,000 senior collateralized working capital revolving credit facility due in 2007.

     The Company incurred approximately $14,102 in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     The 8 ¾% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption, and holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes. See note 16.

     The term loan bears interest at either LIBOR plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $300 are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. Beginning in 2004, the term loan will require prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by the Company’s Lake Charles and Calvert City facilities and some related intangible assets.

     The revolving credit facility bears interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to a grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2007.

     The agreements governing the 8 ¾% senior notes, the new term loan and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. None of the agreements require the Company to maintain specified financial ratios, except that the Company’s revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio when availability falls below a specified minimum level.

     In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of Parish of Calcasieu, Louisiana. The public trust issued $10,889 in tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for its new ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2003 and 2002 was 1.18% and 1.70%, respectively. In conjunction with the loan agreement, the Company entered into a letter of credit reimbursement agreement and obtained a letter of credit from a bank in the amount of $11,268. The letter of credit was replaced as part of the 2003 refinancing, and will expire in March 2005.

     The Company entered into a $300,000 revolving credit facility in 1996 with a syndicate of banks. As discussed below, the agreement was amended in June 2002. Prior to the amendment, at the Company’s option, interest with respect to this revolving credit agreement accrued at a rate equal to the adjusted Eurodollar rate, or the higher of the adjusted federal funds rate or adjusted prime rate, as defined, and was payable at the end of each interest period or quarterly. The weighted-average interest rate under the revolving credit facility, as of December 31, 2002, was 5.44%. As discussed above, this revolving credit facility was refinanced in July 2003.

     In March 1998, the Company entered into a $150,000 term loan with a group of banks. As discussed below, the agreement was amended in June 2002. Prior to the amendment, at the Company’s option, interest on the debt accrued at the adjusted Eurodollar rate or at a rate equal to the higher of the adjusted federal funds rate or prime rate, as defined, and was payable at the end of each interest period or quarterly. The outstanding term loan as of December 31, 2002 was $113,957. The weighted-average interest rate as of December 31, 2002 was 5.62%. As discussed above, this term loan was refinanced in July 2003.

     The Company issued $85,000 of senior notes (Series A Notes) to a group of private investors in 1994. In accordance with the original terms the Series A Notes were due in four equal annual installments beginning

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

February 14, 2001. Interest accrued at the fixed rate of 8.51% and was payable semi-annually. As discussed above, these notes were repaid in connection with the refinancing in July 2003.

     The Company issued $150,000 of senior notes (Series B Notes) to a group of private investors in 1995. Interest accrued at the fixed rate of 7.51% and was payable semi-annually. In accordance with the original terms, principal was due in six equal semiannual payments beginning November 30, 2004. As discussed above, these notes were repaid in connection with the refinancing in July 2003.

     The Company obtained a series of waivers for noncompliance with certain of the covenants related to its $300,000 revolving credit facility, $150,000 term loan, $11,268 letter of credit reimbursement agreement, the Series A Notes agreement and the Series B Notes agreement. As part of the waiver agreement, the Company agreed to pay interest monthly, and postponed the repayment of all principal maturing on long term debt pending the completion of negotiations with the lenders. On June 26, 2002, the Company and the lenders under these agreements formalized amended and restated agreements. The new amendments resulted in the Company providing security in most of its assets to its lenders, with a relaxation of financial covenants and an increase in interest rates and limitations on capital spending. As part of and through the date of these amendments, the Company obtained waivers of all known covenant noncompliance with the previous agreements.

     The amended revolver, which was refinanced in July 2003, was divided into three tranches: a $7,274 Tranche A1 priced at prime plus 2.25%, a $126,114 Tranche A2 priced at LIBOR plus 3.25% or prime plus 2.25% and a $158,223 Tranche B priced at LIBOR plus 3.25% plus 0.5% utilization fee or prime plus 2.25% plus 0.5% utilization fee. Amounts drawn were attributed first to Tranche B to the extent of its availability, then to Tranche A2 and then to Tranche A1. The amended term loan of $113,957 was priced at LIBOR plus 3.75% or prime plus 2.75%. Both the Series A Notes and Series B Notes were repriced to 9.50% with interest payable quarterly. All of the loan agreements were amended to mature on March 31, 2005. As of December 31, 2002, the balance outstanding for Tranches A1, A2 and B were $0, $16,485 and $156,015, respectively.

     On June 26, 2002, at the closing of the amendment, the Company paid retroactive interest to July 1, 2001 of $5,116, fees of $9,574 and accrued interest of $1,775. Costs paid to the creditors at closing and fees paid to third parties in connection with the amendment of $9,377 were capitalized and are amortized over the term of the amended agreements. The Company also paid at closing a total of $20,000 consisting of a permanent pay down of $8,390 on the revolver, principal repayment of $6,043 on its term loan, principal repayment of $5,000 on its Series A Notes, and deposited $567 into a restricted cash account as collateral under the letter of credit reimbursement agreement.

     The weighted average interest rate on the borrowings at December 31, 2003 and 2002 was 7.70% and 7.07%, respectively.

     The aggregate maturities of long-term debt are as follows:

2004	$1,200
2005	1,200
2006	1,200
2007	1,200
2008	1,200
Thereafter	504,289

$510,289

8. Derivative Commodity Instruments and Fair Value of Financial Instruments

     The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane. Generally, the Company’s strategy is to hedge its exposure to price variance by locking in prices for

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

future purchases and sales. Usually, such derivatives are for terms of less than one year In 2003, 2002 and 2001, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2003, 2002, and 2001 were included in earnings.

     The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any case, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative securities (as such improvements would accrue to the benefit of the counterparty).

     The Company had a net gain of $36 in connection with commodity derivatives and inventory repurchase obligations for the year ended December 31, 2003 compared to a net loss of $737 and $800 for the years ended December 31, 2002 and 2001. Risk management asset balances of $3,040 and $185 were included in accounts receivable, and risk management liability balances of $-0- and $326 were included in accrued liabilities in the Company’s balance sheets as of December 31, 2003 and December 31, 2002, respectively.

     At December 31, 2003, the fair value of the natural gas futures and propane forward contracts were obtained from a third party. The fair and carrying value of our derivative commodity instruments and financial instruments is summarized below:

	December 31,		December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Commodity Instruments:
Natural gas futures contracts	$2,675	$2,675	$(326)	$(326)
Natural gas options contracts	122	122	—	—
Propane forward purchase/swap contracts	243	243	185	185
Financial Instruments:
8¾% senior notes due 2011	$380,000	$416,100	$—	$—

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

9. Income Taxes

     The components of income (loss) before taxes and minority interest for the years ended December 31, 2003, 2002, 2001 are as follows:

	2003	2002	2001
Domestic	$17,535	$(19,598)	$(122,046)
Foreign	3,759	2,988	3,443

	$21,294	$(16,610)	$(118,603)

     The Company’s income tax provision for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current
Federal	$646	$—	$—
State	163	(219)	426
Foreign	830	—	—

	1,639	(219)	426

Deferred
Federal	5,827	(7,785)	(43,223)
State	307	(154)	(2,458)
Foreign	163	952	—

	6,297	(6,987)	(45,681)

Total provision (benefit)	$7,936	$(7,206)	$(45,255)

     An analysis of the Company’s effective income tax rate for the years ended December 31, 2003, 2002 and 2001, follows:

	2003	2002	2001
Provision (benefit) for federal income tax at statutory rate	$7,453	$(5,813)	$(41,511)
State income tax provision (benefit) net of federal income tax effect	277	(216)	(1,542)
Foreign tax	206	176	—
Other, net	—	(1,353)	(2,202)

	$7,936	$(7,206)	$(45,255)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31, 2003 and 2002, are as follows:

	2003	2002
AMT credit carryforward	$28,938	$28,938
Net operating loss carryforward	85,711	91,292
Investments	14,733	14,757
Accruals	8,814	9,384
Inventory	—	2,222
Other	4,832	3,867

Deferred taxes assets - total	143,028	150,460
Property, plant and equipment	(262,525)	(266,495)
Inventory	(2,574)	—
Other	—	(647)

Deferred tax liabilities - total	(265,099)	(267,142)

Total net deferred tax liabilities	$(122,071)	$(116,682)

     At December 31, 2003, the Company had federal and state tax net operating loss carryforwards of approximately $224,676 and $616,235, respectively, which will expire in varying amounts between 2010 and 2021 and are subject to certain limitations on an annual basis. Management believes the Company will realize the full benefit of the net operating loss carryforwards before they expire. The Company has an AMT carryforward of $28,938 which does not expire. Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $2,558 of undistributed earnings and profits of the Company’s foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

10. Employee Benefits

     The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 15% of their annual compensation. The Company matches the first 6% of such employee contributions at rates which vary by subsidiary. The Company may, at its discretion, make an additional contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2003, 2002 and 2001, the Company charged approximately $1,875, $1,905 and $1,838, respectively, to expense for these contributions.

     Further, within the defined contribution savings plan the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2003, 2002 and 2001, the Company charged approximately $2,002, $1,908 and $2,021, respectively, to expense for these contributions.

     The Company has noncontributory defined benefit pension plans which cover substantially all salaried and all wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the funding requirements of federal law and regulations. In 2004, the Company expects to contribute $1,560 to these plans. The accumulated benefit obligation was $22,100, $17,564 and $16,242 at December 31, 2003, 2002 and 2001, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     The Company provides post-retirement healthcare benefits to the employees of three subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Change in benefit obligation
Benefit obligation, beginning of year	$21,689	$20,492	$19,386	$21,396	$18,155	$18,071
Service cost	830	807	845	401	403	411
Interest cost	1,529	1,385	1,299	398	446	467
Actual gain (loss)	3,937	(424)	(618)	(2,456)	648	(118)
Benefits paid	(643)	(571)	(420)	(669)	(569)	(676)
Plan amendment	—	—	—	—	2,313	—

Benefit obligation, end of year	27,342	21,689	20,492	19,070	21,396	18,155

Change in plan assets
Fair value of plan assets beginning of year	13,074	12,070	12,461	—	—	—
Actual return	2,387	(550)	(742)	—	—	—
Employer contribution	2,415	2,125	771	669	569	676
Benefits paid	(643)	(571)	(420)	(669)	(569)	(676)

Fair value of plan assets end of year	17,233	13,074	12,070	—	—	—

Reconciliation of funded status
Funded status	(10,109)	(8,615)	(8,422)	(19,070)	(21,396)	(18,155)
Unrecognized net actuarial loss	5,403	2,729	1,562	3,751	6,408	6,221
Unamortized transition obligation	—	—	—	911	1,025	1,139
Unamortized prior period service cost	223	549	876	2,160	2,426	379

Net amount recognized	$(4,483)	$(5,337)	$(5,984)	$(12,248)	$(11,537)	$(10,416)

Amount recognized in the statement of financial position consist of
Accrued benefit liability	(7,161)	(7,790)	(7,326)	(12,248)	(11,537)	(10,416)
Intangible asset	223	447	671	—	—	—
Accumulated other comprehensive loss before tax	2,455	2,006	671	—	—	—

	$(4,483)	$(5,337)	$(5,984)	$(12,248)	$(11,537)	$(10,416)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$830	$807	$845	$401	$403	$411
Interest cost	1,529	1,385	1,299	398	446	467
Expected return on plan assets	(1,258)	(1,121)	(1,126)	—	—	—
Net amortization	459	406	330	581	840	665

Net period benefit cost	$1,560	$1,477	$1,348	$1,380	$1,689	$1,543

Weighted-average assumptions as of year end
Discount rate	6.0%	7.0%	7.0%	5.0%	5.5%	5.5%
Expected return on plan assets	8.0%	9.0%	9.0%	—	—	—
Rate of compensation increase	5.0%	4.5%	4.5%	—	—	—

The Company elected to reduce the return on assets assumption for the defined benefit pension plans from 9.0% to 8.0% effective January 1, 2004. This decision is based on input from our third-party, independent actuary and the pension fund trustee, projecting near-term returns of 12% to 14% from equities, and 3% to 4% from fixed income.

	Pension Benefit - Salaried			Pension Benefit - Wage
	2003	2002	2001	2003	2002	2001
Asset Allocation for years ended:
Cash	1%	1%	1%	1%	2%	1%
Fixed income	38%	48%	45%	38%	44%	45%
Equity	61%	51%	54%	61%	54%	54%

	100%	100%	100%	100%	100%	100%

The Company adopted a “balanced” asset allocation model (investment policy) of 50% equities and 50% fixed income in response to the market downturn during 2001 and 2002. As the market improved during 2003, the pension fund investment policy allowed the pension fund trustee a 10% discretionary range in the asset allocation model, which allows the trustee to shift to approximately 60% equities and 40% fixed income. The Company expects the 50/50 investment policy to remain for the near future.

11. Related Party Transactions

     The Company leases office space for management and administrative services from an affiliated party. For the years ending December 31, 2003, 2002 and 2001, the Company incurred and paid lease payments of approximately $1,409, $1,512 and $1,671 respectively.

     In December 2003, a subsidiary of the Company that is not a guarantor of its senior notes, revolving credit facility or term loan loaned $610 to the Company’s parent, GPPI. The loan bears interest at the prime rate and matures on December 4, 2006.

     The Company utilized an affiliated party as an insurance agent and paid the affiliated party $93, $1,026, and $520 for the years ended December 31, 2003, 2002 and 2001, respectively. The arrangement was terminated in 2003.

     In March 2000, the Company loaned an affiliated party $2,000. Principal and interest payments will be repaid in twelve semi-annual installments which commence in January 2005. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received from the original loan from 1997 through 2001. Principal is scheduled to be repaid in twelve semi-annual installments

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

commencing April 2004. Interest payments of $847 and $1,350 were received in 2003 and 2002, respectively, and included in “other income, net” in the consolidated statement of operations. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

     During the years ended December 31, 2003, 2002 and 2001, the Company and subsidiaries charged affiliates $1,389, $2,204, and $2,627, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $926 and $1,056 as of December 31, 2003 and 2002, respectively, are included in accounts receivable in the accompanying consolidated balance sheets. During the year ended December 31, 2001, the Company purchased product for resale from an affiliate of $2,639.

     In connection with the construction of a polyethylene plant, the Company signed a technology license agreement with a third party. During 1997, the Company assigned the technology license agreement to Westlake Technology Corporation (“WTC”), a subsidiary of GPPI. The Company entered into a sublicense agreement with WTC whereby the Company continues to utilize the technology and pays WTC a fee based on the Company’s production. Approximately $3,140, $3,289, and $3,188 of fees are included in cost of sales for the years 2003, 2002 and 2001, respectively.

     In December 1997, the Company entered into an agreement with WTC for licensing computer software. The agreement provided for quarterly licensing payments until 2002 based on achieved cost savings. Licensing payments of approximately $1,300 and quarterly software support fee payments of $450 were made in 2001.

12. Stockholders’ Equity

     In April 2003, the Company’s parent contributed the stock of Geismar Holdings, Inc. and GVGP, Inc. to the Company. These entities are the partners of Geismar Vinyls Company LP (“GVC”). GVC’s assets, which consist of a vinyls facility in Geismar, Louisiana, were purchased by the parent company in December 2002 for $5.0 million in cash. In addition, a percentage of earnings during the first two years of operations, not to exceed $4.0 million, is to be paid by the Company. The contribution was recognized on the Company’s balance sheet as an increase to additional paid in capital. As of December 31, 2003, the financial statements of GVC are consolidated in the accompanying financial statements. The ethylene dichloride portion of the Geismar facility began production in the fourth quarter of 2003. The ethylene dichloride is used internally for production of VCM at Calvert City. The Company plans to operate the remainder of the Geismar facility when market conditions support utilization of the additional capacity.

     In August 2003, the Company received a capital contribution from WPPI consisting of 20% of the common stock of WOC that the Company did not own, with a book value of $82,351. As a result of this contribution, the Company now owns 100% of WOC. In connection with that contribution, WPPI, as the Company’s sole shareholder, took corporate action to extinguish an account payable from GPPI to the Company in the amount of $2,103. The account payable had originally arisen as an obligation of GPPI, the Company’s ultimate parent company, to the Company in connection with the federal tax-allocation agreement described in note 1. As a result of this treatment of the account payable, the net value of the capital contribution of the WOC shares to the Company was reduced by the amount of the account payable, for a net capital contribution in 2003 of approximately $80,248.

     In March 2001, the Company declared and paid cash dividends as a return of capital amounting to $87,000 to WPPI. Immediately following the payment, the Company received a capital contribution from WPPI amounting to $87,000.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

13. Other Income, Net

     Other income, net consists of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Management services	$1,389	$2,204	$2,627
Interest income	1,123	1,978	1,755
Insurance proceeds, net	2,961	1,965	2,878
WARC servicing fees, net of discount expense	772	1,092	(1,229)
Equity income	1,510	770	1,138
WARC interest	97	244	481
Derivative gain (loss)	36	(737)	(800)
Other	(268)	(732)	2,045

	$7,620	$6,784	$8,895

14. Commitments and Contingencies

Environmental Matters

     The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to remove or mitigate the effects of the disposal or release of chemical substances at various sites. Under some of these laws and regulations, a current or previous owner or operator of property may be held liable for the costs of removal or remediation of hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company’s production sites have a history of industrial use, it is impossible to predict precisely what effect these laws and regulations will have on the Company in the future. As is typical for chemical businesses, soil and groundwater contamination has occurred in the past at some of the Company’s sites and might occur or be discovered at other sites in the future. The Company has typically conducted extensive soil and groundwater assessments either prior to acquisitions or in connection with subsequent permitting requirements. The Company’s investigations have not revealed any contamination caused by the Company’s operations that would likely require the Company to incur material long-term remediation efforts and associated liabilities.

     Lake Charles. In the fall of 2000, the Company determined that it was not in compliance with certain Clean Air Act regulations governing emissions of benzene from the Company’s two ethylene plants in Lake Charles. The Company voluntarily reported this discovery to the Louisiana Department of Environmental Quality, or LDEQ, and began negotiations to resolve the matter. The Company subsequently expanded the scope of its settlement discussions to include other environmental non-compliance matters at all of the Company’s plants in Lake Charles. The Company entered into a settlement agreement with the LDEQ in the fourth quarter of 2003 requiring it to pay $815 in penalties, which have been paid in 2003, and to perform specified “beneficial environmental projects,” which are voluntary capital and operating expenditures designed to enhance the Company’s overall environmental performance. The Company completed the beneficial environmental projects at a cost of $4,400.

     Calvert City. In connection with the Company’s 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to pre-existing contamination at the site. The soil and groundwater at the manufacturing complex, which does not include the Company’s PVC facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from pre-existing contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which the Company does not operate and that the Company believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

     Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site are approximately $2,500 per year, and the Company expects this level of expenditures to continue for the life of the remediation. For the past three years, PolyOne has suggested that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company has denied those allegations and has retained technical experts to evaluate its position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and has withheld payment of 45% of the costs that the Company incurs to operate Goodrich’s pollution control equipment located on the Company’s property. The Company met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

     In October 2003, the Company filed suit against Goodrich for unpaid invoices related to the groundwater treatment, which totaled approximately $600 as of December 31, 2003. Goodrich has filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company has denied those allegations and has filed a motion to dismiss Goodrich’s counterclaim, which has now been briefed by both parties, and the Company is awaiting a ruling on that motion. In addition, the Company has intervened in administrative proceedings in Kentucky in which both Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under its Resource Conservation and Recovery Act, or RCRA, permit to other parties, including the Company.

     In January 2004, the State of Kentucky notified the Company by letter that, due to the Company’s ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property that the Company owns adjacent to the pond . The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the Company’s contract, the Company has the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires the Company to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. The Company believes that the letter sent to it by the State of Kentucky triggers the Company’s right to tender ownership of Pond 4 back to Goodrich. The Company plans to notify Goodrich of its obligation to accept ownership and to tender Pond 4 back to Goodrich. The Company has also filed an appeal with the State of Kentucky regarding its letter.

     None of the parties involved in the proceedings relating to the Company’s disputes with Goodrich and PolyOne and the State of Kentucky described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that the Company is charging to them), nor has the court or the State of Kentucky proposed or established an allocation of the costs of remediation among the various participants. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the Company’s manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on its financial condition, results of operations, or cash flows.

     In March and June 2002, the EPA’s National Enforcement Investigation Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the Company’s EDC/VCM, ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by NEIC summarizing the results of that investigation. Among other things, NEIC concluded that the requirements of several regulatory provisions had not been met. The Company has analyzed the NEIC report and has identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

the Company to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, NEIC and the State of Kentucky would conduct an inspection of the Company’s PVC facility in Calvert City, which is separate from the Company’s manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. In the meantime, further settlement discussions with the EPA regarding the manufacturing complex are on hold. Although the EPA has not issued any Notices of Violation to the Company or otherwise taken any action against the Company, it is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the State of Kentucky as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects,” which are similar to the beneficial environmental projects discussed above under “—Lake Charles.”

     Geismar. In 2003, the Company acquired portions of an idled chemical complex in Geismar, Louisiana that were previously owned and operated by Borden Chemicals, Inc. and Borden Chemicals and Plastics Operating Limited Partnership, or BCP. In 1998, BCP entered into a consent decree with the EPA and the LDEQ to investigate and remediate contaminated soil and groundwater at the site. As a part of BCP’s bankruptcy reorganization, Borden Chemicals assumed BCP’s obligations under the 1998 consent decree in a separate settlement agreement with the EPA and the LDEQ. The EPA has estimated that the cleanup obligations of BCP and Borden Chemicals may total approximately $33 million. The Company believes that approximately $20 million of these costs relate to property that the Company did not acquire and on which it does not operate. Early in 2002, CERCLA was amended to create a new defense against liability for purchasers of contaminated property. The Company believes it meets the criteria set forth in the statute to take advantage of the “bona fide purchaser” defense with respect to pre-existing contamination as long as, among other things, the Company does not release hazardous substances at the site that create a material effect and the Company cooperates with Borden Chemicals as it performs its remediation obligations at the site. In August 2003, the LDEQ notified the Company that it will first look to Borden Chemicals to address cleanup responsibilities for existing contamination on the property the Company acquired.

     General. It is the Company’s policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for its employees. In some cases, compliance can be achieved only by incurring capital expenditures, and the Company is faced with instances of non-compliance from time to time. The Company anticipates that stringent environmental regulations will continue to be imposed on it and the industry in general. Although the Company cannot predict with certainty future expenditures, its management believes that the Company’s current spending trends will continue.

     It is difficult to estimate the future costs of environmental protection and remediation because of many uncertainties, including uncertainties about the status of laws, regulations and information related to individual locations and sites and the Company’s ability to rely on third parties to carry out such remediation. Subject to the foregoing, but taking into consideration the Company’s experience regarding environmental matters of a similar nature and facts currently known, and except for the outcome of pending litigation and regulatory proceedings, which the Company cannot predict, but which could have a material adverse effect on the Company, the Company believes that capital expenditures and remedial actions to comply with existing laws governing environmental protection will not have a material adverse effect on its business and financial results.

Legal Matters

     The Company is involved in various legal proceedings in the ordinary course of business. In management’s opinion, none of these proceedings will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     In connection with the purchase of the Company’s Calvert City facilities in 1997, it acquired 10 barges that it uses to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of the Company’s barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. We appealed the forfeiture order with the Coast Guard and, in June 1999, we filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and the Company is able to use the barges pending resolution of its appeal with the Coast Guard. On October 30, 2003, the Coast Guard issued notice that it would not change its regulations. As a result, the Company is now seeking legislative relief through a private bill from the U.S. Congress, and the Coast Guard has stated that it will not oppose such efforts. The D.C. Circuit is holding further proceedings in abeyance pending the outcome of those efforts. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, although there can be no assurance in this regard.

     In the fourth quarter of 2003, the United States Court of Appeals for the Fifth Circuit upheld an award for $1,524 in favor of the Company against Taita Chemical Corp. of Taiwan. The award was paid and recognized in income in the first quarter of 2004. The award was for attorney fees incurred by the Company in a lawsuit filed by Taita in which the Company prevailed.

Other Commitments

     The Company is obligated under various long-term and short-term noncancelable operating leases. Several of the leases provide for renewal terms. At December 31, 2003, future minimum lease commitments were as follows:

2004	$17,615
2005	15,063
2006	14,083
2007	12,829
2008	12,076
Thereafter	66,928

$138,594

     Rental expense, net of railcar mileage credits, was approximately $17,530, $18,079, and $19,990 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

15. Segment and Geographic Information

Segment Information

     The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

     The Company’s Olefins segment manufactures and markets ethylene, polyethylene, styrene monomer and various ethylene co-products. The majority of the Company’s ethylene production is used in the Company’s polyethylene, styrene and VCM operations. The remainder of ethylene is sold to third parties. In addition, the Company sells its ethylene co-products to third parties. The Company’s primary ethylene co-products are propylene, crude butadiene and hydrogen.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     The majority of sales in the Company’s olefins business are made under long-term agreements. Contract volumes are established within a range. The terms of these contracts are fixed for a period (typically more than one year), although earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single external Olefins customer accounted for more than 10% of segment net sales during 2003, 2002 or 2001.

     The Company’s Vinyls business manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from the PVC that the Company produces, including pipe, window and patio door profile and fence. The Company’s main manufacturing complex is located in Calvert City, Kentucky. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also owns a 43% interest in a PVC joint venture in China. As discussed in note 12, in 2003, the Company acquired a PVC and VCM manufacturing facility in Geismar, Louisiana.

     The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eight regional plants. The remainder of the VCM production is sold pursuant to a contract that requires the Company to supply a minimum of 400 million pounds of VCM per year. During 2003, 2002 and 2001, one customer accounted for 18.9%, 17.5%, and 15.2%, respectively, of net sales in the Vinyls segment.

     The accounting policies of the individual segments are the same as those described in note 1.

	Year Ended December 31,
	2003	2002	2001
Sales to external customers
Olefins	$876,968	$599,035	$631,694
Vinyls	546,066	473,592	455,339

	$1,423,034	$1,072,627	$1,087,033

Intersegment sales
Olefins	$34,665	$28,459	$34,009
Vinyls	753	503	—

	$35,418	$28,962	$34,009

Income (loss) from operations
Olefins	$50,573	$7,875	$(44,734)
Vinyls	14,294	10,482	(32,857)
Corporate and other	(3,062)	(8,844)	(18,015)

	$61,805	$9,513	$(95,606)

Capital expenditures
Olefins	$23,457	$21,098	$20,471
Vinyls	21,182	17,036	53,302
Corporate and other	292	453	2,727

	$44,931	$38,587	$76,500

	December 31,
	2003	2002
Total assets
Olefins	$914,084	$903,569
Vinyls	380,726	350,684
Corporate and other	91,128	67,800

	$1,385,938	$1,322,053

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

     A reconciliation of total segment income (loss) from operations to consolidated income (loss) before taxes and minority interest is as follows:

	Year Ended December 31,
	2003	2002	2001
Income (loss) from operations for reportable segments	$61,805	$9,513	$(95,606)
Interest expense	(36,788)	(32,907)	(31,892)
Debt retirement costs	(11,343)	—	—
Other income, net	7,620	6,784	8,895

Income (loss) before taxes and minority interest	$21,294	$(16,610)	$(118,603)

Geographic Information

	Year Ended December 31,
	2003	2002	2001
Sales to external customers
United States	$1,226,008	$916,386	$955,450
Foreign (a)
Canada	196,255	153,798	130,885
Other	771	2,443	698

	$1,423,034	$1,072,627	$1,087,033

Long-lived assets
United States	$898,620	$930,140	$973,219
Foreign	6,448	5,323	5,306

	$905,068	$935,463	$978,525

(a)	Revenues are attributed to countries based on location of customer.

16. Guarantor Disclosures

     The Company’s payment obligations under its 8 3/4% senior notes, senior collateralized term loan and senior collateralized working capital revolving credit facility are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of WCC, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis. The 20% minority interest in WOC was contributed to WCC by its parent as of August 1, 2003. WOC is included with the Guarantor Subsidiaries in the following financial information.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information as of December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$32,091	$44	$5,236	$—	$37,371
Accounts receivable, net	486,751	176,583	7,566	(492,261)	178,639
Inventories, net	—	176,337	4,423	—	180,760
Prepaid expenses and other current assets	118	6,949	927	—	7,994
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	527,039	359,913	18,152	(492,261)	412,843
Property, plant and equipment, net	—	898,620	6,448	—	905,068
Investment in subsidiaries	732,954	—	17,101	(732,954)	17,101
Other assets, net	88,725	29,407	7,075	(74,281)	50,926

Total assets	1,348,718	1,287,940	48,776	(1,299,496)	1,385,938

Current liabilities
Accounts payable	10,403	82,874	127	—	93,404
Accrued liabilities	24,437	56,705	4,324	(15)	85,451
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	36,040	139,579	4,451	(15)	180,055
Long-term debt	498,200	577,426	(8)	(566,529)	509,089
Deferred income taxes	129,035	—	1,115	—	130,150
Other liabilities	2,914	20,190	—	—	23,104
Stockholders’ equity	682,529	550,745	43,218	(732,952)	543,540

Total liabilities and stockholders’ equity	$1,348,718	$1,287,940	$48,776	$(1,299,496)	$1,385,938

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information as of December 31, 2002

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$6,900	$424	$2,750	$—	$10,074
Accounts receivable, net	470,267	136,945	6,582	(490,560)	123,234
Inventories, net	—	167,310	3,556	—	170,866
Prepaid expenses and other current assets	412	13,707	127	—	14,246
Deferred income taxes	17,052	—	—	—	17,052

Total current assets	494,631	318,386	13,015	(490,560)	335,472
Property, plant and equipment, net	—	930,140	5,323	—	935,463
Investment in subsidiaries	728,047	—	14,990	(728,047)	14,990
Other assets, net	154,067	16,005	8,103	(142,047)	36,128

Total assets	$1,376,745	$1,264,531	$41,431	$(1,360,654)	$1,322,053

Current liabilities
Accounts payable	$—	$67,894	$313	$—	$68,207
Accrued liabilities	19,398	43,805	2,299	—	65,502
Current portion of long-term debt	14,673	—	—	—	14,673

Total current liabilities	34,071	111,699	2,612	—	148,382
Long-term debt	480,535	643,506	245	(632,609)	491,677
Deferred income taxes	132,782	—	952	—	133,734
Other liabilities	2,049	21,492	—	—	23,541
Minority interest	—	81,294	—	—	81,294
Stockholders’ equity	727,308	406,540	37,622	(728,045)	443,425

Total liabilities and stockholders’ equity	$1,376,745	$1,264,531	$41,431	$(1,360,654)	$1,322,053

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,401,441	$27,548	$(5,955)	$1,423,034
Cost of sales	—	1,289,030	22,733	(5,955)	1,305,808

	—	112,411	4,815	—	117,226
Selling, general and administrative expenses	1,647	49,272	2,217	—	53,136
Impairment of long-lived assets	—	2,285	—	—	2,285

Income (loss) from operations	(1,647)	60,854	2,598	—	61,805
Other income (expense)
Interest expense	(36,561)	(20,991)	—	20,764	(36,788)
Other income (expense), net	9,463	5,453	2,125	(20,764)	(3,723)

Income (loss) before income taxes and minority interest	(28,745)	45,316	4,723	—	21,294
Provision for (benefit from) income taxes	(10,639)	17,207	1,368	—	7,936

Income (loss) before minority interest	(18,106)	28,109	3,355	—	13,358
Minority interest in the net income (loss) of consolidated subsidiary	—	1,057	—	—	1,057

Net income (loss)	$(18,106)	$27,052	$3,355	$—	$12,301

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2002

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,055,873	$21,871	$(5,117)	$1,072,627
Cost of sales	—	989,886	17,323	(5,117)	1,002,092

	—	65,987	4,548	—	70,535
Selling, general and administrative expenses	6,727	50,045	2,011	—	58,783
Impairment of long-lived assets	—	1,783	456	—	2,239

Income (loss) from operations	(6,727)	14,159	2,081	—	9,513
Other income (expense)
Interest expense	(32,721)	(13,411)	(101)	13,326	(32,907)
Other income (expense), net	13,996	3,930	2,184	(13,326)	6,784

Income (loss) before income taxes and minority interest	(25,452)	4,678	4,164	—	(16,610)
Provision for (benefit from) income taxes	(5,882)	(2,851)	1,527	—	(7,206)

Income (loss) before minority interest	(19,570)	7,529	2,637	—	(9,404)
Minority interest in the net income (loss) of consolidated subsidiary	—	(8,065)	—	—	(8,065)

Net income (loss)	$(19,570)	$15,594	$2,637	$—	$(1,339)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2001

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,069,423	$20,755	$(3,145)	$1,087,033
Cost of sales	—	1,108,052	16,852	(3,145)	1,121,759

	—	(38,629)	3,903	—	(34,726)
Selling, general and administrative expenses	7,362	43,890	1,951	—	53,203
Impairment of long-lived assets	3,636	4,041	—	—	7,677

Income (loss) from operations	(10,998)	(86,560)	1,952	—	(95,606)
Other income (expense)
Interest expense	(32,967)	(59,251)	(152)	60,478	(31,892)
Other income (expense), net	63,279	4,643	1,451	(60,478)	8,895

Income (loss) before income taxes and minority interest	19,314	(141,168)	3,251	—	(118,603)
Provision for (benefit from) income taxes	4,073	(50,326)	998	—	(45,255)

Income (loss) before minority interest	15,241	(90,842)	2,253	—	(73,348)
Minority interest in the net income (loss) of consolidated subsidiary	—	(8,473)	—	—	(8,473)

Net income (loss)	$15,241	$(82,369)	$2,253	$—	$(64,875)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$(18,106)	$27,052	$3,355	$—	$12,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,457	84,057	2,251	—	89,765
Provision for bad debts	—	1,872	—	—	1,872
(Gain) loss from disposition of fixed assets	—	(2,903)	—	—	(2,903)
Impairment of long-lived assets	—	2,285	—	—	2,285
Deferred income taxes	(10,636)	17,126	(193)	—	6,297
Equity income from unconsolidated subsidiary	—	—	(1,510)	—	(1,510)
Minority interest in income (loss)	—	1,057	—	—	1,057
Net changes in working capital and other	8,081	(26,071)	2,045	—	(15,945)

Net cash provided by (used for) operating activities	(17,204)	104,475	5,948	—	93,219

Additions to property, plant and equipment	—	(42,425)	(2,506)	—	(44,931)
Proceeds from insurance claims	—	3,350	—	—	3,350

Net cash used for investing activities	—	(39,075)	(2,506)	—	(41,581)

Intercompany financing, net	67,522	(66,819)	(703)	—	—
Capital contribution from parent	—	1,039	—	—	1,039
Repurchase of securitization receivables	(15,100)	—	—	—	(15,100)
Proceeds from borrowings	723,975	—	—	—	723,975
Repayments of borrowings	(719,900)	—	(253)	—	(720,153)
Capitalized debt costs	(14,102)	—	—	—	(14,102)

Net cash provided by (used for) financing activities	42,395	(65,780)	(956)	—	(24,341)

Net increase (decrease) in cash and cash equivalents	25,191	(380)	2,486	—	27,297
Cash and cash equivalents at beginning of period	6,900	424	2,750	—	10,074

Cash and cash equivalents at end of period	$32,091	$44	$5,236	$—	$37,371

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2002

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$(19,570)	$15,594	$2,637	$—	$(1,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,135	84,270	2,197	—	89,602
Provision for bad debts	—	10,379	—	—	10,379
(Gain) loss from disposition of fixed assets	—	(2,259)	—	—	(2,259)
Impairment of long-lived assets	—	1,783	456	—	2,239
Deferred income taxes	(5,882)	(2,057)	952	—	(6,987)
Equity income from unconsolidated subsidiary	—	—	(770)	—	(770)
Minority interest in income (loss)	—	(8,065)	—	—	(8,065)
Net changes in working capital and other	(25,768)	(76,163)	(1,168)	—	(103,099)

Net cash provided by (used for) operating activities	(48,085)	23,482	4,304	—	(20,299)

Additions to property, plant and equipment	—	(36,420)	(2,167)		(38,587)
Proceeds from insurance claims	—	4,901	—	—	4,901

Net cash used for investing activities	—	(31,519)	(2,167)	—	(33,686)

Intercompany financing, net	(7,916)	8,259	(343)	—	—
Proceeds from borrowings	113,890	—	—	—	113,890
Repayments of borrowings	(117,432)	—	(2,013)	—	(119,445)
Capitalized debt costs	(9,377)	—	—	—	(9,377)

Net cash provided by (used for) financing activities	(20,835)	8,259	(2,356)	—	(14,932)

Net increase (decrease) in cash and cash equivalents	(68,920)	222	(219)	—	(68,917)
Cash and cash equivalents at beginning of period	75,820	202	2,969	—	78,991

Cash and cash equivalents at end of period	$6,900	$424	$2,750	$—	$10,074

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

Condensed Consolidating Financial Information for the Year Ended December 31, 2001

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$15,241	$(82,369)	$2,253	$—	$(64,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,454	79,581	2,272	—	83,307
Provision for bad debts	—	3,804	13	—	3,817
(Gain) loss from disposition of fixed assets	—	—	—	—	—
Impairment of long-lived assets	3,636	4,041	—	—	7,677
Deferred income taxes	(385)	(45,296)	—	—	(45,681)
Equity income from consolidated subsidiary	—	—	(1,138)	—	(1,138)
Minority interest in income (loss)	—	(8,473)	—	—	(8,473)
Net changes in working capital and other	23,435	33,020	(2,604)	—	53,851

Net cash provided by (used for) operating activities	43,381	(15,692)	796	—	28,485

Additions to property, plant and equipment	—	(74,760)	(1,740)		(76,500)
Proceeds from insurance claims	—	—	—	—	—

Net cash used for investing activities	—	(74,760)	(1,740)	—	(76,500)

Intercompany financing, net	(90,654)	90,654	—	—	—
Capital contribution from parent	87,000	—	—	—	87,000
Dividends paid to parent	(87,000)	—	—	—	(87,000)
Proceeds from borrowings	226,000	—	—	—	226,000
Repayments of borrowings	(107,250)	—	—	—	(107,250)

Net cash provided by (used for) financing activities	28,096	90,654	—	—	118,750

Net increase (decrease) in cash and cash equivalents	71,477	202	(944)	—	70,735
Cash and cash equivalents at beginning of period	4,343	—	3,913	—	8,256

Cash and cash equivalents at end of period	$75,820	$202	$2,969	$—	$78,991

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in thousands)

17. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Net sales	$380,573	$317,984	$358,598	$365,879
Gross profit	43,657	19,852	19,255	34,462
Income from operations	25,382	5,532	7,153	23,738
Net income (loss)	10,426	1,248	(9,447)	10,074

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
Net sales	$203,144	$282,480	$304,987	$282,016
Gross profit	(10,913)	14,856	51,008	15,584
Income from operations	(22,600)	(70)	36,148	(3,965)
Net income (loss)	(14,626)	(271)	16,927	(3,369)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2005. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning our directors and executive officers, including their ages as of December 31, 2003:

Name	Age	Position(s)
T.T. Chao	82	Chairman of the Board
James Chao	56	Vice Chairman of the Board
Albert Chao	54	President and Director
Dorothy C. Jenkins	58	Director
Wei Fong Chao	82	Director
Ruth I. Dreessen	47	Senior Vice President and Chief Financial Officer
David R. Hansen	53	Senior Vice President, Administration and Secretary
Wayne D. Morse	60	Senior Vice President, Manufacturing and Vinyls
Tai-li Keng	55	Vice President and Treasurer
George J. Mangieri	53	Vice President and Controller
Jeffrey L. Taylor	50	Vice President, Polyethylene
Stephen Wallace	56	Vice President and General Counsel
Warren W. Wilder	46	Vice President, Olefins and Styrene

     T.T. Chao. Mr. Chao has been our Chairman of the Board since 1985 and has over 50 years of international experience in the chemical industry. He is the founder of China General Plastics Group (Taiwan) and was Chairman of Titan Group (Malaysia) until June 2003, when he became Chairman Emeritus and Founder. Mr. Chao is the father of James Chao, our Vice Chairman of the Board, Albert Chao, our President, and Dorothy C. Jenkins, a director and the husband of Wei Fong Chao, a director. Mr. Chao is also a member of the Executive Committee of the Board.

     James Chao. Mr. Chao has been our Vice Chairman of the Board since May 1996 and became a director in June 2003. Mr. Chao is a member of the Executive Committee and the Audit Committee of the Board. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Group and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted T.T. Chao in founding Westlake Group and served as Westlake’s first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A from Columbia University.

     Albert Chao. Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao is a member of the Executive Committee and Audit Committee of the Board. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted T.T. Chao and James Chao in founding Westlake, where he served as Executive Vice President until he succeeded his brother James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated and in the Plastics Group of Gulf Oil Corporation. He subsequently served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A from Columbia University.

     Wei Fong Chao. Mrs. Chao has been a director since December 2003. Mrs. Chao is also the Chairman of A-Group Holdings, an affiliate of ours. She is the wife of our Chairman, Mr. T.T.Chao, and the mother of James Chao, Albert Chao and Dorothy Jenkins.

     Dorothy C. Jenkins. Ms. Jenkins has been a director since June 2003. Ms. Jenkins is a director of A-Group Holdings, an affiliate of ours. She is also a member of the boards of various civic and charitable organizations including Polk Museum of Art and the John and Mable Ringling Museum of Art Foundation, Inc. Ms. Jenkins is the sister of James Chao and Albert Chao, and the daughter of T.T. Chao and Wei Fong Chao. She is a graduate of

Wellesley College and holds a B.S. in Mathematics with additional graduate studies in mathematics at the University of South Florida.

     Ruth I. Dreessen. Ms. Dreessen has been our Senior Vice President and Chief Financial Officer since June 2003. She was employed by JPMorgan Chase & Company for 21 years where she last served as Managing Director of the Global Chemicals Group. She was formerly a member of the board of Georgia Gulf Corporation and is currently a member of the board of Better Minerals & Aggregates Corporation. She received her undergraduate degree from New College of Florida and a Masters in International Affairs from Columbia University.

     David R. Hansen. Mr. Hansen has been our Senior Vice President, Administration, since September 1999. In August 2003 he was elected to the additional office of Secretary of the corporation. Prior to joining Westlake in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has over 28 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

     Wayne D. Morse. Mr. Morse has been a Senior Vice President since 1994 and was most recently named Senior Vice President, Vinyls and Manufacturing in January 2003. Mr. Morse joined Westlake in 1990 after 23 years of service with Goodrich Corporation. He held the position of Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/VCM operations. Since joining Westlake, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

     Tai-li Keng. Ms. Keng has been our Vice President and Treasurer since June 2003. She was appointed Treasurer in 2002 and previously served as Manager, Banking and Investments. Ms. Keng joined Westlake in 1992 after nine years in commercial banking, where she last served as a Vice President of NationsBank and its predecessors. Ms. Keng is a graduate of the National Taiwan University and the State University of New York. She holds a Masters in International Management from the American Graduate School of International Management.

     George J. Mangieri. Mr. Mangieri has been our Vice President and Controller since joining us in April 2000. Prior to joining Westlake, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

     Jeffrey L. Taylor. Mr. Taylor has been our Vice President, Polyethylene, since January 2003. Mr. Taylor joined Westlake in March 2002 as Manager, PE Marketing. Mr. Taylor joined Westlake after a 25-year career with Chevron Phillips Chemical Company. In his last assignment he served as the Vice President, Polyethylene, Americas. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

     Stephen Wallace. Mr. Wallace joined our company in December 2003 as our Vice President and General Counsel. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from University of Houston.

     Warren W. Wilder. Mr. Wilder has been our Vice President, Olefins and Styrene, since January 2003. Mr. Wilder joined Westlake in January 2000 as Vice President, Planning and Business Development, and in February 2001, he was appointed Vice President, Polyethylene. Prior to joining Westlake, he was an executive with Koch Industries, Inc. for over 10 years where he held positions in planning and business development, finance, operations and general management. Mr. Wilder holds a B.S. in Chemical Engineering from the University of Washington and an M.B.A. from the University of Chicago.

Audit Committee Financial Expert

     Our Board of Directors has formed an Audit Committee consisting of Mr. James Chao and Mr. Albert Chao. The Board has determined that neither of those persons is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission issued under the Sarbanes-Oxley Act of 2002. We believe, however, that as a privately owned company we have sufficient expertise on our Board’s Audit Committee and within the company to manage and supervise the preparation of our financial statements. First, the Messrs. Chao each have advanced education in financial matters and substantial experience as senior executives in the petrochemical business in connection with which they have directly supervised chief financial officers and chief accounting officers. See “ — Executive Officers and Directors.” Second, we have formed a Management Audit Advisory Committee, or MAAC, to advise and support the Board’s Audit Committee. The MAAC consists of persons holding the following positions in addition to Mr. Albert Chao, our President: our Senior Vice President and Chief Financial Officer; our Senior Vice President - Administration; our Vice President and Controller; and our Vice President and General Counsel. See “ — Executive Officers and Directors.” Pursuant to its charter, the MAAC is to review and assess, and report to the Board’s Audit Committee, regarding: our financial policies and reports; our independent accountants; our financial reporting process; our internal control process; and ethical and legal compliance within the company. In addition, the Board’s Audit Committee has authority to engage legal counsel or such other experts or consultants as it deems appropriate to perform its responsibilities.

Code of Ethics

     As a supplement to our Code of Conduct applicable to all our employees, we have adopted a Code of Ethics applicable to our principal executive officer, our principal financial officer, and our principal accounting officer. This Code of Ethics relates to, among other things, full, fair, accurate, timely, and understandable disclosure of information relating to us, and compliance with applicable governmental laws, rules, and regulations. We have filed a copy of our Code of Ethics as an exhibit to this report.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides information regarding the compensation awarded to or earned during 2003 and 2002 by our principal executive officer and the next four most highly compensated individuals who were serving as executive officers at the end of 2003 (collectively, the “named executive officers”).

					Long-Term
					Compensation
	Annual Compensation				Long-Term
					Incentive	All Other
	Year	Salary	Bonus		Payouts	Compensation (1)
Albert Chao	2003	$265,352	$67,351		$—	$20,944 (2)
President	2002	242,112	1,320		36,667	9,268
Wayne D. Morse	2003	243,444	102,023		30,870	6,768
Senior Vice President,	2002	235,584	1,682		52,800	6,268
Vinyls and Manufacturing
James Chao	2003	221,128	56,128		—	15,175
Vice Chairman	2002	168,140	550		36,667	13,837
David R. Hansen	2003	193,980	64,733		15,435	16,104
Senior Vice President and Secretary	2002	190,800	1,040		32,267	14,733
Warren W. Wilder	2003	178,536	66,342		—	11,687
Vice President,	2002	171,396	30,319	(3)	—	7,266
Olefins and Styrene

(1)	Consists of company contributions to a defined contribution plan, matching contributions deposited into our 401(k) plan and premiums paid on behalf of the executive for term life insurance as follows:

				Term Life
		Defined	401(k)	Insurance
	Year	Contribution Plan	Contribution	Premiums
Albert Chao	2003	$10,000	$675	$768
	2002	8,500	—	768
Wayne D. Morse	2003	—	6,000	768
	2002	—	5,500	768
James Chao	2003	8,407	6,000	768
	2002	8,148	5,044	645
David R. Hansen	2003	9,540	5,819	745
	2002	8,500	5,500	733
Warren W. Wilder	2003	8,570	2,432	685
	2002	4,285	2,286	695

(2)	Includes imputed income for transportation.

(3)	Includes a $30,000 signing bonus.

Long-Term Incentive Plan — Awards in 2003

     The following table provides information regarding units awarded to the named executive officers on January 1, 2003 for services provided in 2002 under the Performance Unit Plan.

		Performance or	Estimated Future Payouts Under
		Other Period Until	Non-Stock-Price Based Plans
Name	Number of Units	Maturation or Payout	Target (1)
Albert Chao	60,072	2/7/10 years	$1,796
Wayne D. Morse	50,102	2/7/10 years	1,498
James Chao	50,059	2/7/10 years	1,497
David R. Hansen	40,576	2/7/10 years	1,213
Warren W. Wilder	48,599	2/7/10 years	1,453

(1)	The unit value has been computed based on the percentage increase in book value through December 31, 2003.

     The Performance Unit Plan is a discretionary, non-qualified, non-equity based long-term incentive plan that covers essentially all of our executives and other selected key employees, including the named executive officers. The employees who participate in the plan and all awards under the plan are determined on a discretionary basis by the Chairman’s Office. Units are granted on the first day of each year and 50% of the units vest two years after the grant date and the remaining 50% vest seven years after the grant date. All units will convert to cash as described below if not exercised before the end of ten years from the date of grant. The cash value of each unit is based on the percentage increase or decrease in our consolidated book value over the life of the grant as measured on December 31 of each year. Book value at the date of each grant is established by the Chairman’s Office. Increases in the book value exclude any capital contributions or increases in capital due to mergers, and book value is adjusted to reflect the payment of any dividends. There are no minimum or maximum payouts with respect to the units issued under the plan. No awards for service in 2003 have been made as of this date.

Pension Plan Table

     The following table provides estimated annual pension benefits payable to some of our employees, including Wayne D. Morse, upon retirement at age 65 based on credited service as of January 1, 2004 under the provisions of the Westlake Group Salaried Employees’ Defined Benefit Plan. None of the other named executive officers participates in this plan.

Average Final Earnings
(Base Salary Plus Annual Bonus)	Approximate Annual Benefit for Years of Service Indicated(1)
Highest Four Consecutive Years
Out of the Last 10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$125,000	$26,876	$35,834	$44,793	$53,752	$62,710
150,000	32,876	43,834	54,793	65,752	76,710
175,000	38,876	51,834	64,793	77,752	90,710
200,000	44,876	59,834	74,793	89,752	104,710
225,000	46,076	61,434	76,793	92,152	107,510
250,000	46,076	61,434	76,793	92,152	107,510
300,000	46,076	61,434	76,793	92,152	107,510
400,000	46,076	61,434	76,793	92,152	107,510
450,000	46,076	61,434	76,793	92,152	107,510
500,000	46,076	61,434	76,793	92,152	107,510

(1)	Mr. Morse had 36 estimated credited years of service as of January 1, 2004.

     The amounts shown in the above table are necessarily based upon certain assumptions, including retirement of the employee at age 65 based on credited services as of January 1, 2004 and payment of the benefit under the basic form of allowance provided under the Westlake Group Salaried Employees’ Defined Benefit Plan (payment for the life of the employee five years certain). The amounts will change if the payment is made under any other form of allowance permitted by the retirement plan or if an employee’s actual retirement occurs after January 1, 2004 since the “annual covered compensation level” of such employee (one of the factors used in computing the annual retirement benefits) may change during the employee’s subsequent years of benefit service. The covered compensation for which retirement benefits are computed under the Westlake Group Salaried Employees’ Defined Benefit Plan is the average of the participant’s highest four consecutive years out of the last ten years of base salary plus annual bonus. Base salary and annual bonus amounts for 2003 are set forth under the “Salary” and “Bonus” headings in the Summary Compensation Table for Mr. Morse. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts, including any offset for payments made from the Goodrich Corporation plan for certain former employees of Goodrich Corporation, including Mr. Morse.

Severance Agreements

     We have entered into a severance agreement with Mr. Wilder under which we have agreed to pay him for twelve months at his then current salary and a bonus in the event of his involuntary termination, except in the case of cause, death, disability or retirement.

Compensation of Directors

     Our directors receive no compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

     During 2003, Albert Chao and James Chao participated in deliberations of our board of directors concerning executive officer compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of the date of this report by each beneficial owner of 5% or more of the outstanding shares of common stock, by each of our directors, by each named executive officer and by all directors and executive officers as a group. To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole investment and voting power with respect to the shares of common stock indicated.

Common Stock
	Number of	Percent of
Name and Address of Beneficial Owner (1)	Shares	Class
Westlake Polymer & Petrochemical, Inc.	1,115	100.0%
Gulf Polymer & Petrochemical, Inc. (2)	1,115	100.0%
T.T. Chao	—	—
James Chao (3)	—	—
Albert Chao (3)	—	—
Dorothy C. Jenkins (3)	—	—
Wei Fong Chao	—	—
Wayne D. Morse	—	—
David R. Hansen	—	—
Warren W. Wilder	—	—
All directors and executive officers as a group (3)	—	—

(1)	The address of each beneficial owner is 2801 Post Oak Boulevard, Houston, Texas 77056.

(2)	Gulf Polymer & Petrochemical, Inc. owns all of the shares of common stock of Westlake Polymer & Petrochemical, Inc. and, therefore, may be deemed to have beneficial ownership of the shares of our common stock owned by Westlake Polymer & Petrochemical, Inc.

(3)	James Chao, Albert Chao and Dorothy C. Jenkins are each a trustee with voting and investment power for three trusts that each own one third of the voting common stock of Gulf Polymer & Petrochemical, Inc. Accordingly, James Chao, Albert Chao and Dorothy C. Jenkins together, or each of them individually, may be deemed to have investment or voting power with respect to the shares of our common stock beneficially owned by Gulf Polymer & Petrochemical, Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently lease, at market rates, our principal executive offices in Houston, Texas, under a lease with Westlake Post Oak Center Ltd., one of our affiliates. Total annual payments under the lease in 2003, 2002 and 2001 were approximately $1.4 million, $1.5 million, and $1.7 million, respectively. We expect to make payments of approximately $1.6 million under the lease in 2004. See “Item 2. — Properties — Headquarters.”

     We are party to a federal tax allocation agreement with our ultimate parent. Under this agreement, GPPI is responsible for the payment of all federal income taxes for the consolidated group and is entitled to receive any refunds. We must make quarterly deposits with GPPI equal to the amount of federal tax we would owe if we filed a separate federal tax return. After each return is filed, we must make an additional payment to reflect the amount of tax actually paid by the group. GPPI will generally pay us if we have a tax attribute that reduces the consolidated tax liability of the group. In 2001, GPPI sought refunds for the consolidated group totaling $11.3 million of the amount paid in 2000. In 2001, we received $11.3 million from the IRS on behalf of GPPI. In 2002, GPPI sought a $0.5 million refund for the consolidated group. We received $0.5 million from the IRS on behalf of GPPI in 2003.

     In December 2003, one of our subsidiaries that is not a guarantor of our senior notes, revolving credit facilities or term loan loaned $0.6 million to Gulf Polymer & Petrochemical, Inc. or GPPI, our ultimate parent. The loan bears interest at the prime rate and matures on December 4, 2006.

     We utilized an affiliated party as an insurance agent and paid to the affiliated party $0.1 million, $1.0 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. This arrangement was terminated in 2003.

     In June 1998, one of our subsidiaries, Westlake Management Services, Inc., entered into a management advice and technical assistance agreement with Titan Petrochemicals (M) SDN. BDH., Titan Polyethylene (Malaysia) SDN. BHD. and Titan PP Polymers (M) SDN. BHD., three Malaysian affiliates. Under the agreement, Westlake Management Services agrees to provide various management, administrative and expatriate services at cost. The agreement expires on December 31, 2008. Westlake Management Services received $1.4 million, $2.2 million and $2.6 million for these services in 2003, 2002 and 2001, respectively, and is expected to receive $1.4 million in 2004.

     In 1996, in connection with the construction of our polyethylene plant, we signed a technology license agreement with BP Chemicals Limited. During 1997, we assigned the license to Westlake Technology Corporation, a subsidiary of GPPI. We sublicense the technology from Westlake Technology Corporation and pay a royalty based on production. We paid royalties of $3.1 million, $3.1 million and $3.2 million in 2003, 2002 and 2001, respectively, and expect to pay $3.1 million in 2004.

     In 1998, we entered into a software sublicense with Westlake Technology Corporation. Under this agreement, we made software license payments to Westlake Technology Corporation of $1.3 in 2001. We also made payments for software maintenance support of $0.5 million in 2001. We made no payments under the agreement in 2003 or 2002.

     In 2001, the board of directors of Westlake Olefins Corporation, or WOC, an 80%-owned subsidiary at that time, declared and paid cash dividends as a return of capital amounting to $87.0 million to Westlake Polymer & Petrochemical, Inc., or WPPI, our parent company. Immediately following the payment, we received a capital contribution from WPPI of $87.0 million.

     In 2003, we received a capital contribution from WPPI consisting of the 20% of common stock of WOC that we did not own, with a book value of $82.4 million. As a result of this contribution, we now own 100% of WOC. In connection with that contribution, WPPI, as our sole shareholder, took corporate action to extinguish an account payable from GPPI to us in the amount $2.2 million. The account payable had originally arisen as an obligation of GPPI, our ultimate parent company, to us in connection with the federal tax-allocation agreement described above. As a result of this treatment of the account payable, the net value of the capital contribution of the WOC shares to us was reduced by the amount of the account payable, for a net capital contribution in 2003 of approximately $80.2 million.

     In 2000, Westlake International Investments Corporation, one of our non-guarantor subsidiaries, issued a $2.0 million promissory note to Gulf United Investments Corporation, one of our affiliates. In 2002, accrued interest was added to the principal and a new $2.3 million promissory note was issued with a maturity date of August 2004. Interest on this note accrues at the prime rate and is due at maturity. As of December 31, 2002, the principal balance of the note was $0.3 million. The balance of the note was paid off on December 4, 2003.

     In 2002, a predecessor of Geismar Vinyls Company LP issued a $117,000 promissory note to Gulf United Investments Corporation. Geismar Vinyls Company LP became one of our subsidiaries in April 2003 when Westlake Polymer & Petrochemical, Inc. contributed the stock of Geismar Holdings, Inc. and GVGP, Inc., the partners of Geismar Vinyls Company LP, to us. The loan accrued interest at the prime rate and was repaid in full in July 2003.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees. Aggregate fees for professional services rendered by our independent auditor, PricewaterhouseCoopers LLP, were as follows:

	Year Ended December 31,
	2003	2002
	(dollars in thousands)
Audit fees (a)	$965	$367
Audit-related fees (b)	21	230
Tax fees (c)	149	173
All other fees (d)	—	1,795

Total fees billed	$1,135	$2,565

(a)	Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, statutory audits of our subsidiaries, quarterly reviews of our consolidated financial statements, reviews of documents filed with the SEC, registration statements and comfort letters.

(b)	Audit-related fees represent fees billed for professional services rendered for audits of employee benefit plans, attest services and accounting consultations.

(c)	Tax fees represent fees billed for professional services rendered for tax planning, tax advice and tax compliance.

(d)	Consultation and services related to debt restructuring activities.

     We and our Audit Committee are committed to ensuring the independence of our independent auditor as related to us. As such, it is our policy that all engagements of PricewaterhouseCoopers LLP by us be pre-approved by the Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements listed in the Index to Consolidated Financial Statements in item 8 of this report are filed as part of this report.

(a)(2)	The following schedule is presented as required. All other schedules are omitted because the information is not applicable, not required, or has been furnished in the Consolidated Financial Statements or Notes thereto in item 8 of this report.

Financial Statement Schedule

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at			Balance at
Accounts Receivable	Beginning	Charged to	Additions/	End of
Allowance for Doubtful Accounts	Of Year	Expense	(Deductions)(1)	Year
2001	$2,031	$3,937	$(1,055)	$4,913
2002	4,913	10,379	(1,910)	13,382
2003	13,382	1,872	(8,353)	6,901

(1)	Accounts receivable written off during the period.

	Balance at			Balance at
Inventory	Beginning	Charged to	Additions/	End of
Allowance for Inventory Obsolescence	of Year	Expense	(Deductions)(1)	Year
2001	$5,209	$5,122	$(1,009)	$9,322
2002	9,322	1,287	(1,867)	8,742
2003	8,742	1,206	(1,659)	8,289

(1)	Inventory written off during the period.

     (a)(3) The following exhibits are filed as part of this report:

Exhibit
No.	Exhibit
3.1.1*	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on September 3, 1991.

3.1.2*	Certificate of Amendment to the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on June 28, 1993.

3.1.3*	Certificate of Amendment of the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on November 4, 1993.

3.1.4*	Certificate of Amendment of the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 14, 1997.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on January 26, 2004.

3.1.6	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8*+	Agreement with Ruth I. Dreessen dated June 5, 2003.

10.9*+	EVA Incentive Plan.

10.10+	Agreement with Stephen Wallace dated November 5, 2003.

10.11	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

14	Code of Ethics

21.1*	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.

     (b) We filed no Current Reports on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:March 26, 2004	/s/ Albert Chao

Albert Chao, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert Chao	President and Chief Executive Officer	March 26, 2004
Albert Chao

/s/ Ruth I. Dreessen	Senior Vice President and Chief Financial Officer	March 26, 2004
Ruth I. Dreessen

/s/ George J. Mangieri	Vice President and Controller	March 26, 2004
George J. Mangieri

/s/ T. T. Chao T. T. Chao	Chairman of the Board	March 26, 2004

/s/ James Chao James Chao	Vice Chairman of the Board	March 26, 2004

/s/ Albert Chao Albert Chao	Director	March 26, 2004

Exhibit Index

Exhibit
No.	Exhibit
3.1.1*	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on September 3, 1991.

3.1.2*	Certificate of Amendment to the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on June 28, 1993.

3.1.3*	Certificate of Amendment of the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on November 4, 1993.

3.1.4*	Certificate of Amendment of the Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 14, 1997.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on January 26, 2004.

3.1.6	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8*+	Agreement with Ruth I. Dreessen dated June 5, 2003.

10.9*+	EVA Incentive Plan.

10.10+	Agreement with Stephen Wallace dated November 5, 2003.

10.11	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

14	Code of Ethics

21.1*	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.