Form 10-Q
period 2004-03-31
WESTLAKE CHEMICAL CORP
filed 2004-05-17
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 333-108982

Westlake Chemical Corporation

(Exact name of Registrant as specified in its charter)

Delaware	76-0346924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes       No ✓ *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       No ✓

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at March 31, 2004: None

*The registrant is currently not required to file reports, including this report, by Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$36,828	$37,371
Accounts receivable, net	177,152	178,639
Inventories, net	198,300	180,760
Prepaid expenses and other current assets	6,496	7,994
Deferred income taxes	8,079	8,079

Total current assets	426,855	412,843
Property, plant and equipment, net	895,047	905,068
Equity investment	17,633	17,101
Other assets, net	50,145	50,926

Total assets	$1,389,680	$1,385,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$94,441	$93,404
Accrued liabilities	73,117	85,451
Current portion of long-term debt	1,200	1,200

Total current liabilities	168,758	180,055
Long-term debt	508,789	509,089
Deferred income taxes	135,197	130,150
Other liabilities	23,565	23,104

Total liabilities	836,309	842,398
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value, 1,000 shares authorized; 890 shares issued and outstanding	89,000	89,000
Common stock, $1 par value, 10,000 shares authorized; 1,115 shares issued and outstanding	1	1
Additional paid-in capital	389,851	389,851
Retained earnings	75,910	65,937
Minimum pension liability, net of tax	(1,547)	(1,547)
Cumulative translation adjustment	156	298

Total stockholders’ equity	553,371	543,540

Total liabilities and stockholders’ equity	$1,389,680	$1,385,938

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands of dollars)	2004	2003

Net sales	$400,894	$380,573
Cost of sales	363,267	336,916

Gross profit	37,627	43,657
Selling, general and administrative expenses	11,892	18,275

Income from operations	25,735	25,382
Interest expense	(10,396)	(8,407)
Other income (expense), net	(64)	3,510

Income before income taxes and minority interest	15,275	20,485
Provision for income taxes	5,302	7,587

Income before minority interest	9,973	12,898
Minority interest in the net income of consolidated subsidiary		2,472

Net income	9,973	10,426
Other comprehensive income (loss):
Change in foreign currency translation	(142)	552

Comprehensive income	$9,831	$10,978

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands of dollars)	2004	2003

Cash flows from operating activities
Net income	$9,973	$10,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,295	22,643
Provisions for (recovery of) bad debts	(778)	3,990
Amortization of debt issue costs	552	—
Gain from disposition of fixed assets	(231)	(2,949)
Deferred Tax Expense	5,047	7,670
Equity income of unconsolidated subsidiary	(532)	(612)
Minority interest in income	—	2,472
Changes in operating assets and liabilities
Accounts receivable	2,265	(18,466)
Inventories	(17,540)	(23,756)
Prepaid expenses and other current assets	1,498	9,677
Accounts payable	1,037	20,621
Accrued liabilities	(12,334)	12,421
Other, net	(456)	465

Total adjustments	(177)	34,176

Net cash provided by operating activities	9,796	44,602

Cash flows from investing activities
Additions to property, plant and equipment	(11,045)	(8,372)
Other	1,006	3,192

Net cash used for investing activities	(10,039)	(5,180)

Cash flows from financing activities
Proceeds from borrowings	—	45,500
Repayments of borrowings	(300)	(78,000)

Net cash used for financing activities	(300)	(32,500)

Net increase (decrease) in cash and cash equivalents	(543)	6,922
Cash and cash equivalents at beginning of period	37,371	10,074

Cash and cash equivalents at end of period	$36,828	$16,996

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands of dollars)

1. Basis of Financial Statements

     The accompanying unaudited consolidated interim financial statements were prepared with generally accepted accounting principles and in accordance with the rules and regulations of the Securities Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2004. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the financial notes thereto of the Company for the year ended December 31, 2003.

     In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003 and the changes in its cash position for the three months ended March 31, 2004 and 2003.

     Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2004 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2. Accounts Receivable

     Accounts receivable consist of the following:

	March 31,	December 31,
	2004	2003
Accounts receivable — trade	$177,538	$177,396
Accounts receivable — affiliates	1,020	1,269
Allowance for doubtful accounts	(5,926)	(6,901)

	172,632	171,764
Taxes receivable	265	1,129
Accounts receivable — other	4,255	5,746

	$177,152	$178,639

3. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Finished product	$120,124	$107,928
Feedstock, additives and chemicals	61,522	56,281
Materials and supplies	24,874	24,840

	206,520	189,049
Allowance for inventory obsolescence	(8,220)	(8,289)

Net inventory	$198,300	$180,760

4. Property, Plant and Equipment

     Depreciation expense on property, plant and equipment of $18,536 and $19,630 is included in cost of sales in the consolidated statement of operations for the three months ended March 31, 2004 and 2003, respectively.

5. Other Assets

     Amortization expense on other assets of $3,311 and $3,013 is included in the consolidated statement of operations for the three months ended March 31, 2004 and 2003, respectively.

6. Derivative Commodity Instruments

     The Company recognized a net loss of $1,164 and $1,628 in connection with commodity derivatives and inventory repurchase obligations for the three months ended March 31, 2004 and March 31, 2003, respectively. Risk management asset balances of $825 and $3,040 were included in prepaid expenses and other current assets and risk management liability balances of $1,001 and $-0- were included in accrued liabilities in the Company’s balance sheets as of March 31, 2004 and December 31, 2003, respectively.

7. Pension and Post Retirement Benefits

     Components of Net Periodic Costs are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$258	$207	$102	$100
Interest cost	405	382	105	100
Expected return on plan assets	(352)	(315)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	56	81	67	67
Amortization of net (gain) loss	65	34	54	50

Net periodic benefit cost	$432	$389	$356	$345

     In the first quarter of 2004, the Company contributed $225 and $165 to the salaried and wage pension plans, respectively. It is scheduled to contribute an additional $675 to the salaried pension plan and $495 to the wage pension plan during the fiscal year ending December 31, 2004.

8. Commitments and Contingencies

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

     Calvert City. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to pre-existing contamination at the site. The soil and groundwater at the manufacturing complex, which does not include the PVC facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from pre-existing contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

     Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site are approximately $2,500 per year, and the Company expects this level of expenditures to continue for the life of the remediation. For the past three years, PolyOne has suggested that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company has denied those allegations and has retained technical experts to evaluate its position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and has withheld payment of 45% of the costs that the Company incurs to operate Goodrich’s pollution control equipment located on the property. The Company met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

     In October 2003, the Company filed suit against Goodrich for unpaid invoices related to the groundwater treatment, which totaled approximately $900 as of March 31, 2004. Goodrich has filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company has denied those allegations and has filed a motion to dismiss Goodrich’s counterclaim. The court has recently ruled on the Company’s motion to dismiss and has dismissed part of Goodrich’s counterclaim while retaining the remainder. The parties are currently negotiating discovery procedures. Further, the Company has filed its answer to Goodrich’s counterclaim. In addition, the Company has intervened in administrative proceedings in Kentucky in which both Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under its Resource Conservation and Recovery Act, or RCRA, permit to other parties, including the Company. Those proceedings are currently in mediation.

     In January 2004, the State of Kentucky notified the Company by letter that, due to the ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires the Company to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. The Company believes that the letter sent by the State of Kentucky triggers the right to tender ownership of Pond 4 back to Goodrich. The Company has notified Goodrich of its obligation to accept ownership and has tendered title to Pond 4 back to Goodrich. The Company has also filed an appeal with the State of Kentucky regarding its letter.

     None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the State of Kentucky described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the State of Kentucky proposed or established an allocation of the costs of remediation among the various participants. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

     In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (EDC)/vinyl chloride monomer (VCM), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company has analyzed the NEIC report and has identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the State of Kentucky would conduct an inspection of the Company’s PVC facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. In the meantime, further settlement discussions with the EPA regarding the manufacturing complex are on hold. The EPA has recently submitted to the Company an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The Company has requested a meeting with the EPA to discuss the Notice of Violation. The EPA has also issued to the Company, information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the State of Kentucky as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these investigations could have on the Company’s financial condition, results of operations, or cash flows.

Legal Matters

     The Company is involved in various legal proceedings in the ordinary course of business. In management’s opinion, none of these proceedings will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

     In January 2004, the Company received and recognized in income, $1,529 relating to a lawsuit filed by Taita Chemical Corp. in which the Company prevailed. This amount was awarded as a reimbursement of attorney fees incurred by the Company.

9. Segment Information

     The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended
	March 31,
	2004	2003
Sales to external customers
Olefins	$259,876	$241,066
Vinyls	141,018	139,507

	$400,894	$380,573

Intersegment sales
Olefins	$10,640	$10,007
Vinyls	141	142

	$10,781	$10,149

Income (loss) from operations
Olefins	$29,792	$25,052
Vinyls	(3,261)	2,073
Corporate and other	(796)	(1,743)

	$25,735	$25,382

Capital expenditures
Olefins	$2,590	$4,240
Vinyls	8,437	4,132
Corporate and other	18	—

	$11,045	$8,372

     A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended
	March 31,
	2004	2003
Income from operations	$25,735	$25,382
Interest expense	(10,396)	(8,407)
Other income (expense), net	(64)	3,510

Income before taxes and minority interest	$15,275	$20,485

10. Long-Term Debt

     Indebtedness consists of the following:

	March 31,	December 31,
	2004	2003
8.75% Senior Notes Due 2011	$380,000	$380,000
Term loan	119,100	119,400
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	509,989	510,289
Less current portion	(1,200)	(1,200)

Long-term debt	$508,789	$509,089

11. Guarantor Disclosures

     The Company’s payment obligations under its 8 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis. The 20% minority interest in Westlake Olefins Corporation (“WOC”) was contributed to Westlake Chemical Corporation by its parent as of August 1, 2003. WOC is included with the Guarantor Subsidiaries in the following financial information.

Condensed Consolidating Financial Information as of March 31, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Balance Sheet	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets
Cash and cash equivalents	$33,587	$88	$3,153	$—	$36,828
Accounts receivable, net	471,695	173,161	7,251	(474,955)	177,152
Inventories, net	—	193,089	5,211	—	198,300
Prepaid expenses and other current assets	10	5,307	1,179	—	6,496
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	513,371	371,645	16,794	(474,955)	426,855
Property, plant and equipment, net	1	887,088	7,958	—	895,047
Equity investment	732,964	15,300	17,633	(748,264)	17,633
Other assets, net	88,276	29,270	6,882	(74,283)	50,145

Total assets	$1,334,612	$1,303,303	$49,267	$(1,297,502)	$1,389,680

Current liabilities
Accounts payable	$7,355	$87,085	$1	$—	$94,441
Accrued liabilities	19,130	49,804	4,356	(173)	73,117
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	27,685	136,889	4,357	(173)	168,758
Long-term debt	497,900	554,867	5,090	(549,068)	508,789
Deferred income taxes	134,866	—	331	—	135,197
Other liabilities	2,914	20,651	—	—	23,565
Stockholders’ equity	671,247	590,896	39,489	(748,261)	553,371

Total liabilities and stockholders’ equity	$1,334,612	$1,303,303	$49,267	$(1,297,502)	$1,389,680

Condensed Consolidating Financial Information as of December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Balance Sheet	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets
Cash and cash equivalents	$32,091	$44	$5,236	$—	$37,371
Accounts receivable, net	486,751	176,583	7,566	(492,261)	178,639
Inventories, net	—	176,337	4,423	—	180,760
Prepaid expenses and other current assets	118	6,949	927	—	7,994
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	527,039	359,913	18,152	(492,261)	412,843
Property, plant and equipment, net	—	898,620	6,448	—	905,068
Equity investment	732,954	—	17,101	(732,954)	17,101
Other assets, net	88,725	29,407	7,075	(74,281)	50,926

Total assets	$1,348,718	$1,287,940	$48,776	$(1,299,496)	$1,385,938

Current liabilities
Accounts payable	$10,403	$82,874	$127	$—	$93,404
Accrued liabilities	24,437	56,705	4,324	(15)	85,451
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	36,040	139,579	4,451	(15)	180,055
Long-term debt	498,200	577,426	(8)	(566,529)	509,089
Deferred income taxes	129,035	—	1,115	—	130,150
Other liabilities	2,914	20,190	—	—	23,104
Stockholders’ equity	682,529	550,745	43,218	(732,952)	543,540

Total liabilities and stockholders’ equity	$1,348,718	$1,287,940	$48,776	$(1,299,496)	$1,385,938

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$396,553	$5,459	$(1,118)	$400,894
Cost of sales	—	359,804	4,581	(1,118)	363,267

	—	36,749	878	—	37,627
Selling, general and administrative expenses	332	10,896	664	—	11,892
Impairment of long-lived assets	—	—	—	—	—

Income (loss) from operations	(332)	25,853	214	—	25,735
Interest expense	(10,353)	(5,351)	—	5,308	(10,396)
Other income (expense), net	5,358	(758)	644	(5,308)	(64)

Income (loss) before income taxes and minority interest	(5,327)	19,744	858	—	15,275
Provision for (benefit from) income taxes	(1,971)	7,892	(619)	—	5,302

Net income (loss)	$(3,356)	$11,852	$1,477	$—	$9,973

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$376,657	$5,513	$(1,597)	$380,573
Cost of sales	—	333,650	4,863	(1,597)	336,916

	—	43,007	650	—	43,657
Selling, general and administrative expenses	1,609	16,175	491	—	18,275
Impairment of long-lived assets	—	—	—	—	—

Income (loss) from operations	(1,609)	26,832	159	—	25,382
Interest expense	(8,362)	(5,633)	—	5,588	(8,407)
Other income (expense), net	5,520	3,041	537	(5,588)	3,510

Income (loss) before income taxes and minority interest	(4,451)	24,240	696	—	20,485
Provision for (benefit from) income taxes	(1,649)	9,217	19	—	7,587

Income (loss) before minority interest	(2,802)	15,023	677	—	12,898
Minority interest in the net income of consolidated subsidiary	—	2,472	—	—	2,472

Net income (loss)	$(2,802)	$12,551	$677	$—	$10,426

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Cash Flows	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(3,356)	$11,852	$1,477	$—	$9,973
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	552	20,753	542	—	21,847
Recovery of bad debts	—	(778)	—	—	(778)
Gain from disposition of fixed assets	—	(231)	—	—	(231)
Deferred income taxes	1,971	2,292	784	—	5,047
Equity Income of unconsolidated subsidiary	—	—	(532)	—	(532)
Net changes in working capital and other	(12,428)	(10,841)	(2,261)	—	(25,530)

Net cash provided by (used for) operating activities	(13,261)	23,047	10	—	9,796

Additions to property, plant and equipment	—	(8,952)	(2,093)		(11,045)
Other	—	1,006	—	—	1,006

Net cash used for investing activities	—	(7,946)	(2,093)	—	(10,039)

Intercompany financing	15,057	(15,057)	—	—	—
Proceeds from borrowings	—	—	—	—	—
Repayments of borrowings	(300)	—	—	—	(300)

Net cash provided by (used for) financing activities	14,757	(15,057)	—	—	(300)

Net increase (decrease) in cash and cash equivalents	1,496	44	(2,083)	—	(543)
Cash and cash equivalents at beginning of period	32,091	44	5,236	—	37,371

Cash and cash equivalents at end of period	$33,587	$88	$3,153	$—	$36,828

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Cash Flows	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(2,802)	$12,551	$677	$—	$10,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,101	20,991	551	—	22,643
Provision for bad debts	—	3,990	—	—	3,990
Gain from disposition of fixed assets	—	(2,949)	—	—	(2,949)
Deferred income taxes	(1,649)	9,319	—	—	7,670
Equity Income of unconsolidated subsidiary	—	—	(612)	—	(612)
Minority interest in income (loss)	—	2,472	—	—	2,472
Net changes in working capital and other	43,960	(42,960)	(38)	—	962

Net cash provided by operating activities	40,610	3,414	578	—	44,602

Additions to property, plant and equipment	—	(7,893)	(479)		(8,372)
Other	—	3,192	—	—	3,192

Net cash used for investing activities	—	(4,701)	(479)	—	(5,180)

Intercompany financing	(517)	1,220	(703)		—
Proceeds from borrowings	45,500	—	—	—	45,500
Repayments of borrowings	(78,000)	—	—	—	(78,000)

Net cash provided by (used for) financing activities	(33,017)	1,220	(703)	—	(32,500)

Net increase (decrease) in cash and cash equivalents	7,593	(67)	(604)	—	6,922
Cash and cash equivalents at beginning of period	6,900	424	2,750	—	10,074

Cash and cash equivalents at end of period	$14,493	$357	$2,146	$—	$16,996

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated financial statements of Westlake Chemical Corporation and the notes thereto. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

     Westlake Chemical Corporation is a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

RESULTS OF OPERATIONS

SEGMENT DATA

	Three Months Ended
	March 31,
	2004	2003
Sales to external customers
Olefins	$259,876	$241,066
Vinyls	141,018	139,507

	$400,894	$380,573

Income (loss) from operations
Olefins	$29,792	$25,052
Vinyls	(3,261)	2,073
Corporate and other	(796)	(1,743)

	$25,735	$25,382

First Quarter 2004 Compared with First Quarter 2003

Net Sales. Net sales increased by $20.3 million, or 5.3%, to $400.9 million in the first quarter of 2004 from $380.6 million in the first quarter of 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, styrene and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. These improvements were partially offset by lower sales volumes for polyethylene, PVC resin and VCM. Sales volumes for PVC resin and VCM were adversely impacted by a fire at our Calvert City ethylene plant in January 2004. The fire resulted in a 19 day outage at the ethylene and VCM plants for repairs and reduced PVC resin operating rates during this time.

Gross Margin. Gross margins decreased to 9.4% in the first quarter of 2004 from 11.5% in the first quarter of 2003. This decrease was primarily due to lower production for ethylene, PVC resin and VCM in our Vinyls segment resulting from a fire at the Calvert City ethylene plant in January. The outage resulted in higher maintenance cost, higher unit costs due to less fixed cost absorption and lost margin on sales.This decrease was partially offset by higher selling prices for ethylene, polyethylene, styrene and PVC pipe and higher sales volumes for ethylene, styrene and PVC pipe. The sales price increases were partially offset by higher raw material costs for propane and benzene. Our raw materials cost in both segments normally track industry prices, which experienced an increase of 2.8% for propane and 6.4% for benzene as compared to the prior year first quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.4 million, or 35.0%, in the first quarter of 2004 as compared to the first quarter of 2003. The decrease was largely due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer and higher provisions for accounts receivable and legal expenses in the first quarter of 2003 as compared to the first quarter to 2004.

Interest Expense. Interest expense increased $2.0 million in the first quarter of 2004 as compared to the first quarter of 2003. The increase was largely due to an increase in the average interest rate from 7.04% in the first quarter of 2003 to 7.7% in the first quarter of 2004, an increase in the average debt balance and an increase in the amortization of debt costs.

Other Income (Expense), Net. Other Income (Expense), net decreased by $3.6 million from income of $3.5 million in the first quarter of 2003 to an expense of $0.1 million in the first quarter of 2004 primarily as a result of insurance proceeds received in 2003 of $3.2 million related to a fire at one of our ethylene plants in 2002.

Income Taxes. The effective income tax rate was 34.7% in the first quarter of 2004 as compared to 37.0% in the first quarter of 2003. The effective tax rate in 2004 is below the statutory rate mainly due to a reduction in the Canadian statutory tax rate.

Olefins Segment

     Net Sales. Net sales increased by $18.8 million, or 7.8%, to $259.9 million in the first quarter of 2004 from $241.1 million in the first quarter of 2003. This increase was primarily due to price increases for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 10.2% in the first quarter of 2004 as compared to the first quarter of 2003. These increased prices were due to higher industry demand and slightly higher raw material costs that were passed through to customers. Overall sales volumes in the first quarter of 2004 were essentially equal to the first quarter of 2003. Higher ethylene and styrene sales volumes were offset by lower polyethylene sales volumes.

Income (Loss) from Operations. Income (loss) from operations increased by $4.7 million, to $29.8 million in the first quarter of 2004 from $25.1 million in the first quarter of 2003. This increase was primarily due to price increases for ethylene, polyethylene and styrene partially offset by higher raw material costs for ethane, propane and benzene. The increase was also due in part to higher sales volumes for ethylene and styrene partially offset by lower polyethylene sales volumes.

Vinyls Segment

Net Sales. Net sales increased by $1.5 million or 1.1%, to $141.0 million in the first quarter of 2004 from $139.5 million in the first quarter of 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe. Average selling prices for the Vinyls segment increased by 9.1% in the first quarter of 2004 as compared to the first quarter of 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. These increases were partially offset by lower sales volumes for PVC resin and VCM. PVC pipe sales volumes increased by 6.3%, however PVC resin sales volumes decreased by 21.4% and VCM sales volumes decreased by 35.5% due to the outage resulting from the fire.

Income (Loss) from Operations. Income (loss) from operations in our Vinyls segment decreased by $5.4 million to a $3.3 million operating loss in the first quarter of 2004 from a $2.1 million operating profit in the first quarter of 2003. This decrease was primarily due to lower production volumes for ethylene, VCM and PVC resin and lower sales volumes for PVC resin and VMC, which resulted from a fire in our ethylene unit in January. The ethylene unit experienced a three week outage for repairs. These reductions were partially offset by higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2004

Operating Activities

     Operating activities generated cash of $9.8 million in the first quarter of 2004 compared to $44.6 million in the same period in 2003. The $34.8 million reduction in cash flow was primarily due to unfavorable changes in working capital. Income from operations decreased by $0.4 million in the first three months of 2004 as compared to the first three months of 2003. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $25.1 million in the first three months of 2004, compared to $0.5 million net cash provided in the first three months of 2003, a decrease of $25.6 million. In the first three months of 2004, receivables decreased by $2.3 million, while inventory increased by $17.5 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities decreased by $11.3 million primarily as a result of a semi-annual payment for accrued interest on the 8.75% senior notes, which was paid in January.

Investing Activities

     Net cash used in investing activities was $10.0 million in the first three months of 2004 as compared to $5.2 million in the first three months of 2003. The capital expenditures in the first three months of 2004 of $11.0 million relate to refurbishment and upgrades ($2.6 million) related to the fire at the Calvert City ethylene plant and normal maintenance, safety and environmental related projects ($8.4 million). These expenditures were offset by $1.0 million of proceeds from the disposition of assets. Capital spending in the first three months of 2003 of $8.4 million was primarily related to maintenance, safety and environmental projects. These expenditures were offset by $3.2 million of insurance proceeds.

Financing Activities

     Net cash used by financing activities during the first three months of 2004 was $0.3 million and relates to the quarterly payment on the term loan. In the first three months of 2003, we used cash generated from operating activities to repay $32.5 million of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Financing Arrangements

     Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. In addition, we have received equity contributions from our parent company.

Cash

     Cash balances were $36.8 million at March 31, 2004 compared to $37.4 million at December 31, 2003. We believe the March 31, 2004 and December 31, 2003 cash levels are representative of balances required to fund our short-term requirements at quarter end and year end.

Debt

     At March 31, 2004, our long-term debt, including current maturities, totaled $510.0 million consisting of $380.0 million principal amount of 8.75% senior notes due 2011, a $119.1 million senior secured term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax exempt bonds bore interest at variable rates.

     The 8.75% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes.

     The term loan bears interest at either LIBOR plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also requires prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is secured by our Lake Charles and our Calvert City facilities and some related general intangibles.

     The $200.0 million revolving credit facility bears interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit facility is secured by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related general intangibles. The revolving credit facility matures in 2007.

     The agreements governing the 8.75% senior notes, the new term loan and the revolving credit facility each contain customary representations, conditions and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things provide limitations on incurrence of additional indebtedness, the payment of dividends, significant investments and sale of assets. These limitations are subject to a number of important qualifications and exceptions. None of the credit agreements require us to maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio when availability falls below a specified minimum level.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

OUTLOOK

     Higher operating rates and improved supply and demand fundamentals in 2004 as compared to 2003 are projected by Chemical Market Associates, Inc., an industry consultant. While earnings levels are generally projected to increase based on industry publications, we remain cautious about the high levels and volatility of energy costs. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

     We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and the following:

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

     Many of these factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Commodity Price Risk

     A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Generally, our strategy is to limit our exposure to price variances by locking in prices for future purchases and sales. Our strategies also include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2004, a hypothetical $1.00 increase in the price of an mmbtu of natural gas would have decreased our income before taxes by $ 3.4 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $1.8 million. These hypothetical effects on our income before taxes assumes no corresponding sales price fluctuations. Additional information concerning derivative commodity instruments appears in note 6 to the accompanying unaudited consolidated financial statements.

Interest Rate Risk

     We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2004, we had variable rate debt of $130.0 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $130.0 million as of March 31, 2004 was 4.61%. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by $1.3 million. Also, at March 31, 2004, we had $380 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by $3.8 million.

Item 4. Controls And Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we voluntarily file or submit under the Exchange Act.

     There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 8 to Consolidated Financial Statements for an update of the proceedings relating to those facilities, which information is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

     On January 19, 2004, Westlake Polymer & Petrochemical, Inc., or WPP, as the sole holder of our common stock, took action by written consent to amend our certificate of incorporation with respect to the indemnification of directors and officers and the advancement of expenses to such individuals in the event of indemnity proceedings.

     On March 1, 2004, WPP, as the sole holder of our common stock, took action by written consent to approve a restatement of our certificate of incorporation. The restated certificate of incorporation was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

Exhibit
No.	Exhibit
3.1.6#	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

Exhibit
No.	Exhibit
10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8*+	Agreement with Ruth I. Dreessen dated June 5, 2003.

10.9*+	EVA Incentive Plan.

10.10#+	Agreement with Stephen Wallace dated November 5, 2003.

10.11#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.

     (b) On March 9, 2004, we furnished a Current Report on Form 8-K, concerning the issuance of a press release in which we announced our earnings and other financial results for the quarter and year ended December 31, 2003, and including as an exhibit such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 17, 2004	By:	/s/Albert Chao
Albert Chao,
President (Principal Executive Officer)

Date: May 17, 2004	By:	/s/ Ruth I. Dreessen
Ruth I. Dreessen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit
No.	Exhibit
3.1.6#	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8*+	Agreement with Ruth I. Dreessen dated June 5, 2003.

10.9*+	EVA Incentive Plan.

10.10#+	Agreement with Stephen Wallace dated November 5, 2003.

10.11#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.