Form 10-Q
period 2004-06-30
WESTLAKE CHEMICAL CORP
filed 2004-08-09
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	No	✓*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No	✓*

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at June 30, 2004: None

*The registrant is currently not required to file reports, including this report, by Section 13 or 15(d) of the Securities Exchange Act of 1934 but is voluntarily filing this report with the Securities and Exchange Commission.

INDEX

Item	Page
PART I. FINANCIAL INFORMATION
1) Financial Statements	2
2) Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3) Quantitative and Qualitative Disclosures about Market Risk	25
4) Controls and Procedures	26
PART II. OTHER INFORMATION
1) Legal Proceedings	26
4) Submission of Matters to a Vote of Security Holders	26
6) Exhibits and Reports on Form 8-K	27
SIGNATURES	28
Rule 13a - 14 (a) Certification of CEO
Rule 13a - 14 (a) Certification of CFO
Section 1350 Certification
Rule 13a-14a/15d-14a Certification PEO
Rule 13a-14a/15d-14a Certification PFO
Section 1350 Certification - PEO and PFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$57,366	$37,371
Accounts receivable, net	198,928	178,639
Inventories, net	232,927	180,760
Prepaid expenses and other current assets	10,716	7,994
Deferred income taxes	8,079	8,079

Total current assets	508,016	412,843
Property, plant and equipment, net	883,316	905,068
Equity investment	17,812	17,101
Other assets, net	47,161	50,926

Total assets	$1,456,305	$1,385,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities Accounts payable	$95,030	$93,404
Accrued liabilities	87,617	85,451
Current portion of long-term debt	1,200	1,200

Total current liabilities	183,847	180,055
Long-term debt	508,489	509,089
Deferred income taxes	152,248	130,150
Other liabilities	24,097	23,104

Total liabilities	868,681	842,398
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value, 1,000 shares authorized; 890 shares issued and outstanding	89,000	89,000
Common stock, $1 par value, 10,000 shares authorized; 1,115 shares issued and outstanding	1	1
Additional paid-in capital	389,851	389,851
Retained earnings	110,272	65,937
Minimum pension liability, net of tax	(1,547)	(1,547)
Cumulative translation adjustment	47	298

Total stockholders’ equity	587,624	543,540

Total liabilities and stockholders’ equity	$1,456,305	$1,385,938

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2004	2003	2004	2003
Net sales	$449,359	$317,984	$850,253	$698,557
Cost of sales	369,012	298,132	732,279	635,048

Gross profit	80,347	19,852	117,974	63,509
Selling, general and administrative expenses	13,828	13,388	25,720	31,663
Impairment of long-lived assets	1,314	932	1,314	932

Income from operations	65,205	5,532	90,940	30,914
Interest expense	(10,998)	(8,137)	(21,394)	(16,544)
Other income (expense), net	(1,277)	2,800	(1,341)	6,310

Income before income taxes and minority interest	52,930	195	68,205	20,680
Provision for income taxes	18,568	90	23,870	7,677

Income before minority interest	34,362	105	44,335	13,003
Minority interest in the net income of consolidated subsidiary		(1,143)		1,329

Net income	34,362	1,248	44,335	11,674
Other comprehensive income (loss):
Change in foreign currency translation	(110)	861	(251)	1,413

Comprehensive income	$34,252	$2,109	$44,084	$13,087

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands of dollars)	2004	2003
Cash flows from operating activities
Net income	$44,335	$11,674

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,532	45,004
Provisions for (recovery of) bad debts	(314)	2,930
Amortization of debt issue costs	1,106	—
Gain from disposition of fixed assets	(167)	(2,824)
Impairment of long-lived assets	1,314	932
Deferred tax expense	22,098	7,215
Equity income of unconsolidated subsidiary	(711)	(817)
Minority interest in income	—	1,329
Changes in operating assets and liabilities
Accounts receivable	(19,975)	(21,179)
Inventories	(52,167)	(37,363)
Prepaid expenses and other current assets	(2,722)	8,346
Accounts payable	1,626	8,806
Accrued liabilities	2,166	8,824
Other, net	(136)	(7,681)

Total adjustments	(5,350)	13,522

Net cash provided by operating activities	38,985	25,196

Cash flows from investing activities
Additions to property, plant and equipment	(19,396)	(18,977)
Other	1,006	3,257

Net cash used for investing activities	(18,390)	(15,720)

Cash flows from financing activities
Equity contribution from parent		1,037
Proceeds from borrowings	—	125,500
Repayments of borrowings	(600)	(136,500)

Net cash used for financing activities	(600)	(9,963)

Net increase (decrease) in cash and cash equivalents	19,995	(487)
Cash and cash equivalents at beginning of period	37,371	10,074

Cash and cash equivalents at end of period	$57,366	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands of dollars)

1.	Basis of Financial Statements

     The accompanying unaudited consolidated interim financial statements were prepared with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2004. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the financial notes thereto of the Company for the year ended December 31, 2003.

     In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003 and the changes in its cash position for the six months ended June 30, 2004 and 2003.

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

2.	Accounts Receivable

     Accounts receivable consist of the following:

	June 30,	December 31,
	2004	2003
Accounts receivable— trade	$196,105	$177,396
Accounts receivable— affiliates	1,556	1,269
Allowance for doubtful accounts	(6,323)	(6,901)

	191,338	171,764
Taxes receivable	2	1,129
Accounts receivable— other	7,588	5,746

	$198,928	$178,639

3.	Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Finished product	$132,269	$107,928
Feedstock, additives and chemicals	83,650	56,281
Materials and supplies	25,454	24,840

	241,373	189,049
Allowance for inventory obsolescence	(8,446)	(8,289)

Net inventory	$232,927	$180,760

4.	Property, Plant and Equipment

     Depreciation expense on property, plant and equipment of $18,647 and $19,658 is included in cost of sales in the consolidated statement of operations for the three months ended June 30, 2004 and 2003, respectively, and $37,182 and $39,289 for the six months ended June 30, 2004 and 2003, respectively.

     The Company recognized a $932 impairment charge during the three months ended June 30, 2003 in the Olefins segment related to idled styrene assets. During the three months ended June 30, 2004 the Company recognized a $1,314 impairment charge in the Vinyls segment related to a polyvinyl chloride plant that is not in service and written down to its estimated sales value less commissions, as determined by third party valuation.

5.	Other Assets

     Amortization expense on other assets of $3,145 and $2,703 is included in the consolidated statement of operations for the three months ended June 30, 2004 and 2003, respectively, and $6,456 and $5,715 for the six months ended June 30, 2004 and 2003, respectively.

6.	Derivative Commodity Instruments

     The Company had a net loss of $3,085 in connection with commodity derivatives and inventory repurchase obligations for the six months ended June 30, 2004 compared to a net gain of $1,047 for the six months ended June 30, 2003. Derivative gains and losses recorded in the second quarter totaled $1,921 and $2,675, respectively for 2004 and 2003. Risk management asset balances of $509 and $3,040 were included in prepaid expenses and other current assets, and risk management liability balances of $ 3,560, and $-0- were included in accrued liabilities in the Company balance sheets as of June 30, 2004 and December 31, 2003, respectively.

7.	Pension and Post Retirement Benefits

     Components of Net Periodic Costs are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$259	$208	$102	$100	$517	$415	$204	$200
Interest cost	405	382	105	100	810	764	209	200
Expected return on plan assets	(352)	(314)	—	—	(704)	(629)	—	—
Amortization of transition obligation	—	—	28	28	—	—	57	56
Amortization of prior service cost	56	81	67	67	112	162	134	134
Amortization of net loss	65	33	54	50	130	67	108	100

Net periodic benefit cost	$433	$390	$356	$345	$865	$779	$712	$690

     Westlake has contributed $225 and $165 to the Salaried and Wage pension plans, respectively during the quarter ended June 30, 2004 and $450 and $330 to the Salaried and Wage pension plans, respectively for the six months ended June 30, 2004. Westlake is scheduled to contribute an additional $475 to the Salaried pension plan and $415 to the Wage pension plan during the fiscal year ended December 31, 2004.

8.	Commitments and Contingencies

     The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

  Environmental Matters

     The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to remove or mitigate the effects of the disposal or release of chemical substances at various sites. Under some of these laws and regulations, a current or previous owner or operator of property may be held liable for the costs of removal or remediation of hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company’s production sites have a history of industrial use, it is impossible to predict precisely what effect these laws and regulations will have on the Company in the future. As is typical for chemical businesses, soil and groundwater contamination has occurred in the past at some of the Company’s sites and might occur or be discovered at other sites in the future. The Company has typically conducted extensive soil and groundwater assessments either prior to acquisitions or in connection with subsequent permitting requirements. The Company’s investigations have not revealed any contamination caused by the Company’s operations that would likely require the Company to incur material long-term remediation efforts and associated liabilities

     Calvert City. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to pre-existing contamination at the site. In addition, the Company agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing date. The soil and groundwater at the manufacturing complex, which does not include the PVC facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from pre-existing contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

     Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $2,560 in 2003, and the Company expects this level of expenditures to continue for the life of the remediation. For the past three years, PolyOne has suggested that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company has denied those allegations and has retained technical experts to evaluate its position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and, since May 2003, has withheld payment of 45% of the costs that the Company incurs to operate Goodrich’s pollution control equipment located on the property. The Company met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

     In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $1,213 as of June 30, 2004. Goodrich has filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company has denied those allegations and has filed a motion to dismiss Goodrich’s counterclaim. The court has recently ruled on the Company’s motion to dismiss and has dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne, which in turn has filed motions to dismiss, counterclaims against Goodrich and third-party claims against the Company. On April 28, 2004, the parties agreed on discovery procedures. Further, on June 8, 2004, the Company filed a motion for summary judgment on its claim against Goodrich. PolyOne has filed a claim against both Goodrich and the Company alleging conspiracy to defraud PolyOne. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004.

     In addition, the Company has intervened in administrative proceedings in Kentucky in which both Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under its Resource Conservation and Recovery Act, or RCRA, permit to other parties, including the Company. The proceedings are currently in mediation, the most recent session of which was held on July 15, 2004.

     In January 2004, the State of Kentucky notified the Company by letter that, due to the ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires the Company to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. The Company believes that the letter sent by the State of Kentucky triggers the right to tender ownership of Pond 4 back to Goodrich. The Company has notified Goodrich of its obligation to accept ownership and has tendered title to Pond 4 back to Goodrich. The Company has also filed an appeal with the State of Kentucky regarding its letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the State of Kentucky that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit.

     None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the State of Kentucky described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the State of Kentucky proposed or established an allocation of the costs of remediation among the various participants. As of June 30, 2004, the aggregate amount withheld by Goodrich was approximately $1,213. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

     In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (EDC)/vinyl chloride monomer (VCM), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company has analyzed the NEIC report and has identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the State of Kentucky would conduct an inspection of its PVC facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA has recently submitted to the Company an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The Company met with the EPA on June 8 and 9, 2004 and is engaged in settlement discussions. The EPA has also issued to the Company information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the State of Kentucky as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows. However, the Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

  Legal Matters

     In connection with the purchase of the Company’s Calvert City facilities in 1997, it acquired 10 barges that it uses to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of the Company’s barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. The Company appealed the forfeiture order with the Coast Guard and, in June 1999, it filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and the Company is able to use the barges pending resolution of its appeal with the Coast Guard. In October 2003, the Coast Guard issued notice that it would not change its regulations. As a result, the Company is now seeking legislative relief through a private bill from the U.S. Congress, and the Coast Guard has stated that it will not oppose such efforts. The D.C. Circuit is holding further proceedings in abeyance pending the outcome of those efforts. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company’s business, although there can be no assurance in this regard.

     In October 2003, the Company filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which the Company supplied and the Company supplies to CITGO hydrogen that the Company generates as a co-product in its ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against the Company, asserting that CITGO had overpaid the Company for hydrogen due to a faulty sales meter and that the Company is obligated to reimburse CITGO for the overpayments. In January 2004, the Company filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. The Company’s claim against CITGO is approximately $8,100 plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against the Company is approximately $7,800 plus interest at the prime rate plus two percentage points and attorneys’ fees. The parties held a mediation conference in April 2004 at which they agreed to conduct further discovery with a view towards holding another mediation conference to attempt to settle their disputes. The Company can offer no assurance that a settlement can be achieved, and it is vigorously pursuing its claim against CITGO and its defense of CITGO’s counterclaim.

     In December 2003, the Company was served with a petition as a defendant in a suit in state court in Denver, Colorado, brought by International Window - Colorado, Inc., or IWC, against several other parties. As the suit relates to the Company, IWC claims that the Company breached an exclusive license agreement by supplying window-profiles products into a restricted territory and that the Company improperly assisted a competitor of IWC, resulting in lost profits to IWC and a collapse of IWC’s business. IWC has claimed damages of approximately $5,400. The case is in the early discovery phase. The Company is vigorously defending its position in this case and is unable to determine the probability of loss related to this claim.

     The Company is involved in various other legal proceedings in the ordinary course of business. In management’s opinion, none of these other proceedings will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

     In 2003, the Company received and recognized in income $3,200 resulting from a legal settlement with a software vendor. In January 2004, the Company received and recognized in income $1,529 relating to a lawsuit filed by Taita Chemical Corp. in which the Company prevailed. This amount was awarded as a reimbursement of attorney fees incurred by the Company.

9.	Segment Information

     The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales to external customers
Olefins
Polyethylene	$137,986	$105,070	$259,706	$230,738
Ethylene, styrene and other	133,213	85,952	271,369	201,350

Total olefins	271,199	191,022	531,075	432,088
Vinyls
Fabricated finished goods	91,077	61,247	164,600	127,728
VCM, PVC and other	87,083	65,715	154,578	138,741

Total vinyls	178,160	126,962	319,178	266,469

	$449,359	$317,984	$850,253	$698,557

Intersegment sales
Olefins	$15,041	$8,540	$25,681	$18,547
Vinyls	88	173	229	315

	$15,129	$8,713	$25,910	$18,862

Income (loss) from operations
Olefins	$37,315	$(60)	$67,107	$24,992
Vinyls	28,531	7,559	25,270	9,632
Corporate and other	(641)	(1,967)	(1,437)	(3,710)

	$65,205	$5,532	$90,940	$30,914

Capital expenditures
Olefins	$2,874	$6,956	$5,464	$11,196
Vinyls	5,145	3,598	13,582	7,730
Corporate and other	332	51	350	51

	$8,351	$10,605	$19,396	$18,977

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

Income from operations	$65,205	$5,532	$90,940	$30,914
Interest expense	(10,998)	(8,137)	(21,394)	(16,544)
Other income (expense), net	(1,277)	2,800	(1,341)	6,310

Income before taxes and minority interest	$52,930	$195	$68,205	$20,680

	June 30,	December 31,
	2004	2003
Total Assets
Olefins	$941,570	$914,084
Vinyls	404,295	380,726
Corporate and other	110,440	91,128

	$1,456,305	$1,385,938

10.	Long-Term Debt

     Indebtedness consists of the following:

	June 30,	December 31,
	2004	2003
8.75% Senior Notes Due 2011	$380,000	$380,000
Term loan	118,800	119,400
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	509,689	510,289
Less current portion	(1,200)	(1,200)

Long -term debt	$508,489	$509,089

11.	Subsequent Events

     On August 2, 2004, the Company completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. Bristolpipe Corporation reported revenues of approximately $114.0 million for calendar year 2003. The purchase price of the assets was $33.0 million, subject to adjustment.

     In August 2004 Westlake Polymer and Petrochemical, Inc. (WPPI) and Gulf Polymer & Petrochemical, Inc. (GPPI), the Company’s direct and indirect parent companies, respectively, both merged into Westlake Chemical Corporation (WCC), which was the surviving entity. In the mergers, all of the currently outstanding common and preferred stock of WCC, GPPI and WPPI, as well as the currently outstanding preferred stock of a subsidiary of GPPI, were exchanged for common stock of the Company. Additionally, the Company executed a stock split of its common stock in conjunction with the mergers. TTWF LP, a Delaware limited partnership, will become the sole stockholder of the restructured WCC, and members of the Chao family and related trusts and other entities, which are currently the stockholders of WCC, WPPI and GPPI, will own all of the partnership interests in TTWF LP. The financial statements in this report do not give effect to the mergers and related transactions.

12.	Guarantor Disclosures

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

Condensed Consolidating Financial Information as of June 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Balance Sheet	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$53,190	$79	$4,097	$—	$57,366
Accounts receivable, net	452,197	195,647	6,227	(455,143)	198,928
Inventories, net	—	228,131	4,796	—	232,927
Prepaid expenses and other current assets	10	9,441	1,265	—	10,716
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	513,476	433,298	16,385	(455,143)	508,016
Property, plant and equipment, net	66	874,985	8,265	—	883,316
Equity investment	732,986	15,300	17,812	(748,286)	17,812
Other assets, net	87,876	27,132	6,436	(74,283)	47,161

Total assets	$1,334,404	$1,350,715	$48,898	$(1,277,712)	$1,456,305

Current liabilities
Accounts payable	$7,610	$86,892	$528	$—	$95,030
Accrued liabilities	24,734	60,085	2,891	(93)	87,617
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	33,544	146,977	3,419	(93)	183,847
Long-term debt	497,600	535,135	5,090	(529,336)	508,489
Deferred income taxes	152,049	—	199	—	152,248
Other liabilities	2,984	21,113	—	—	24,097
Stockholders’ equity	648,227	647,490	40,190	(748,283)	587,624

Total liabilities and stockholders’ equity	$1,334,404	$1,350,715	$48,898	$(1,277,712)	$1,456,305

Condensed Consolidating Financial Information as of December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Balance Sheet	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$32,091	$44	$5,236	$—	$37,371
Accounts receivable, net	486,751	176,583	7,566	(492,261)	178,639
Inventories, net	—	176,337	4,423	—	180,760
Prepaid expenses and other current assets	118	6,949	927	—	7,994
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	527,039	359,913	18,152	(492,261)	412,843
Property, plant and equipment, net	—	898,620	6,448	—	905,068
Equity investment	732,954	—	17,101	(732,954)	17,101
Other assets, net	88,725	29,407	7,075	(74,281)	50,926

Total assets	$1,348,718	$1,287,940	$48,776	$(1,299,496)	$1,385,938

Current liabilities
Accounts payable	$10,403	$82,874	$127	$—	$93,404
Accrued liabilities	24,437	56,705	4,324	(15)	85,451
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	36,040	139,579	4,451	(15)	180,055
Long-term debt	498,200	577,426	(8)	(566,529)	509,089
Deferred income taxes	129,035	—	1,115	—	130,150
Other liabilities	2,914	20,190	—	—	23,104
Stockholders’ equity	682,529	550,745	43,218	(732,952)	543,540

Total liabilities and stockholders’ equity	$1,348,718	$1,287,940	$48,776	$(1,299,496)	$1,385,938

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$442,585	$8,590	$(1,816)	$449,359
Cost of sales	—	363,610	7,218	(1,816)	369,012

	—	78,975	1,372	—	80,347
Selling, general and administrative expenses	547	12,700	581	—	13,828
Impairment of long-lived assets	—	1,314	—	—	1,314

Income (loss) from operations	(547)	64,961	791	—	65,205
Interest expense	(4,225)	(6,773)	—		(10,998)
Other income (expense), net	77	(1,618)	264	—	(1,277)

Income (loss) before income taxes and minority interest	(4,695)	56,570	1,055	—	52,930
Provision for (benefit from) income taxes	(1,826)	20,131	263	—	18,568

Net income (loss)	$(2,869)	$36,439	$792	$—	$34,362

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312,662	$7,050	$(1,728)	$317,984
Cost of sales	—	293,952	5,908	(1,728)	298,132

	—	18,710	1,142	—	19,852
Selling, general and administrative expenses	1,652	11,194	542	—	13,388
Impairment of long-lived assets	—	932	—	—	932

Income (loss) from operations	(1,652)	6,584	600	—	5,532
Interest expense	(2,318)	(5,814)	(5)		(8,137)
Other income (expense), net	12	2,676	112	—	2,800

Income (loss) before income taxes and minority interest	(3,958)	3,446	707	—	195
Provision for (benefit from) income taxes	(1,473)	1,359	204	—	90

Income (loss) before minority interest	(2,485)	2,087	503	—	105
Minority interest in the net income of consolidated subsidiary	—	(1,143)	—	—	(1,143)

Net income (loss)	$(2,485)	$3,230	$503	$—	$1,248

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$839,138	$14,049	$(2,934)	$850,253
Cost of sales	—	723,414	11,799	(2,934)	732,279

	—	115,724	2,250	—	117,974
Selling, general and administrative expenses	879	23,596	1,245	—	25,720
Impairment of long-lived assets	—	1,314	—	—	1,314

Income (loss) from operations	(879)	90,814	1,005	—	90,940
Interest expense	(9,270)	(12,124)	—		(21,394)
Other income (expense), net	127	(2,376)	908	—	(1,341)

Income (loss) before income taxes and minority interest	(10,022)	76,314	1,913	—	68,205
Provision for (benefit from) income taxes	(3,797)	28,023	(356)	—	23,870

Net income (loss)	$(6,225)	$48,291	$2,269	$—	$44,335

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Operations	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$689,319	$12,563	$(3,325)	$698,557
Cost of sales	—	627,602	10,771	(3,325)	635,048

	—	61,717	1,792	—	63,509
Selling, general and administrative expenses	3,261	27,369	1,033	—	31,663
Impairment of long-lived assets	—	932	—	—	932

Income (loss) from operations	(3,261)	33,416	759	—	30,914
Interest expense	(5,092)	(11,447)	(5)		(16,544)
Other income (expense), net	(56)	5,717	649	—	6,310

Income (loss) before income taxes and minority interest	(8,409)	27,686	1,403	—	20,680
Provision for (benefit from) income taxes	(3,122)	10,576	223	—	7,677

Income (loss) before minority interest	(5,287)	17,110	1,180	—	13,003
Minority interest in the net income of consolidated subsidiary	—	1,329	—	—	1,329

Net income (loss)	$(5,287)	$15,781	$1,180	$—	$11,674

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Cash Flows	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,225)	$48,291	$2,269	$—	$44,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,106	41,475	1,057	—	43,638
Recovery of bad debts	—	(314)	—	—	(314)
Gain from disposition of fixed assets	—	(167)	—	—	(167)
Impairment of Long lived Assets		1,314			1,314
Deferred income taxes	(3,797)	26,811	(916)	—	22,098
Equity Income of unconsolidated subsidiary	—	—	(711)	—	(711)
Net changes in working capital and other	(4,252)	(67,206)	250	—	(71,208)

Net cash provided by (used for) operating activities	(13,168)	50,204	1,949	—	38,985

Additions to property, plant and equipment	—	(16,308)	(3,088)		(19,396)
Other	—	1,006	—	—	1,006

Net cash used for investing activities	—	(15,302)	(3,088)	—	(18,390)

Intercompany financing	34,867	(34,867)	—	—	—
Repayments of borrowings	(600)	—	—	—	(600)

Net cash provided by (used for) financing activities	34,267	(34,867)	—	—	(600)

Net increase (decrease) in cash and cash equivalents	21,099	35	(1,139)	—	19,995
Cash and cash equivalents at beginning of period	32,091	44	5,236	—	37,371

Cash and cash equivalents at end of period	$53,190	$79	$4,097	$—	$57,366

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
Statement of Cash Flows	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,287)	$15,781	$1,180	$—	$11,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,203	41,670	1,131	—	45,004
Provision for bad debts	—	2,930	—	—	2,930
Gain from disposition of fixed assets	—	(2,761)	(63)	—	(2,824)
Impairment of long-lived assets	—	932	—	—	932
Deferred income taxes	(3,122)	10,337	—	—	7,215
Equity Income of unconsolidated subsidiary	—	—	(817)	—	(817)
Minority interest in income (loss)	—	1,329	—	—	1,329
Net changes in working capital and other	(11,083)	(28,060)	(1,104)	—	(40,247)

Net cash provided by operating activities	(17,289)	42,158	327	—	25,196

Additions to property, plant and equipment	—	(18,474)	(503)		(18,977)
Other	—	3,257	—	—	3,257

Net cash used for investing activities	—	(15,217)	(503)	—	(15,720)

Equity Contribution from parent	—	1,037	—	—	1,037
Intercompany financing	28,483	(27,780)	(703)		—
Proceeds from borrowings	125,500		—	—	125,500
Repayments of borrowings	(136,500)	—	—	—	(136,500)

Net cash provided by (used for) financing activities	17,483	(26,743)	(703)	—	(9,963)

Net increase (decrease) in cash and cash equivalents	194	198	(879)	—	(487)
Cash and cash equivalents at beginning of period	6,900	424	2,750	—	10,074

Cash and cash equivalents at end of period	$7,094	$622	$1,871	$—	$9,587

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

SEGMENT DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales to external customers
Olefins	$271,199	$191,022	$531,075	$432,088
Vinyls	178,160	126,962	319,178	266,469

	$449,359	$317,984	$850,253	$698,557

Income (loss) from operations
Olefins	$37,315	$(60)	$67,107	$24,992
Vinyls	28,531	7,559	25,270	9,632
Corporate and other	(641)	(1,967)	(1,437)	(3,710)

	$65,205	$5,532	$90,940	$30,914

Second Quarter 2004 Compared with Second Quarter 2003

     Net Sales. Net sales increased by $131.4 million, or 41.3%, to $449.4 million in the second quarter of 2004 from $318.0 million in the second quarter of 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, polyethylene, styrene, PVC pipe and PVC resin. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers.

     Gross Margin. Gross margins increased to 17.9% in the second quarter of 2004 from 6.2% in the second quarter of 2003. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, polyethylene, styrene, PVC pipe and PVC resin. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced an increase of 14.0% for ethane, 22.3% for propane and 62.5% for benzene as compared to the second quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 3.3%, in the second quarter of 2004 as compared to the second quarter of 2003. The increase was primarily due to higher provisions for accounts receivable of $0.9 million, which was partially offset by lower sales commissions of $0.4 million in the second quarter of 2004 as compared to the second quarter of 2003.

     Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.3 million in the second quarter of 2004 compared to $0.9 million in the second quarter of 2003. The impairment in the second quarter 2004 was related to an idled PVC plant in Pace, Florida written down to its estimated sales value less commissions. The second quarter 2003 impairment was related to idled styrene assets.

     Interest Expense. Interest expense increased $2.9 million in the second quarter of 2004 as compared to the second quarter of 2003. The increase was largely due to an increase in the average interest rate from 6.94% in the second quarter of 2003 to 7.70% in the second quarter of 2004, an increase in the average debt balance of $495.5 million in the second quarter of 2003 to $510.0 million in the second quarter of 2004 and an increase in the amortization of debt costs.

     Other Income (Expense), Net. Other income (expense), net decreased by $4.1 million from income of $2.8 million in the second quarter of 2003 to an expense of $1.3 million in the second quarter of 2004 primarily due to derivative gains of $2.7 million in the second quarter of 2003 as compared to a derivative loss of $1.9 million in the second quarter of 2004.

     Income Taxes. The effective income tax rate was 35.1% in the second quarter of 2004 as compared to 46.2% in the second quarter of 2003. The effective tax rate in 2004 is below the statutory rate mainly due to a reduction in the Canadian statutory tax rate. The effective income tax rate for the second quarter of 2003 is above the statutory rate due to an adjustment to the estimated overall effective income tax rate for the year.

Olefins Segment

     Net Sales. Net sales increased by $80.2 million, or 42.0%, to $271.2 million in the second quarter of 2004 from $191.0 million in the second quarter of 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 14.7% in the second quarter of 2004 as compared to the second quarter of 2003. These increased prices and sales volumes were due to higher industry demand. Selling prices were also higher due to higher raw material costs that were passed through to customers.

     Income from Operations. Income from operations increased by $37.4 million, to $37.3 million in the second quarter of 2004 from a $0.1 million loss in the second quarter of 2003. This increase was primarily due to price increases for ethylene, polyethylene and styrene partially offset by higher raw material costs for ethane, propane and benzene. The increase was also due in part to higher sales volumes for ethylene, polyethylene and styrene.

Vinyls Segment

     Net Sales. Net sales increased by $51.2 million, or 40.3%, to $178.2 million in the second quarter of 2004 from $127.0 million in the second quarter of 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe and PVC resin. Average selling prices for the Vinyls segment increased by 14.9% in the second quarter of 2004 as compared to the second quarter of 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers.

     Income (Loss) from Operations. Income from operations increased by $20.9 million, to $28.5 million in the second quarter of 2004 from $7.6 million in the second quarter of 2003. This increase was primarily due to higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe and PVC resin. These increases were partially offset by higher energy costs and higher raw material costs for propane.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

     Net Sales. Net sales increased by $151.7 million, or 21.7%, to $850.3 million in the first six months of 2004 from $698.6 million in the first six months of 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, polyethylene, styrene and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. These improvements were partially offset by lower sales volumes for VCM stemming mainly from a fire at our Calvert City ethylene plant in January 2004. The fire resulted in a 19-day outage for repairs and reduced VCM operating rates during that period.

     Gross Margin. Gross margins increased to 13.9% in the first six months of 2004 from 9.1% in the first six months of 2003. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, polyethylene, styrene and PVC pipe. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced an increase of 6.7% for ethane, 11.7% for propane and 31.9% for benzene as compared to the first six months of 2003. The increases were also partially offset by lower production for ethylene, PVC resin and VCM in our Vinyls segment resulting from the fire at the Calvert City ethylene plant. We estimate that the gross margin impact of the outage in the first six months of 2004 relating to the fire was approximately $12.5 million, which was comprised of higher maintenance cost of $3.5 million, lost margin on sales of approximately $8.6 million and a write-off of equipment of $0.4 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.0 million, or 18.8%, in the first six months of 2004 as compared to the first six months of 2003. The decrease was largely due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer and higher provisions for accounts receivable in the first six months of 2003 as compared to the first six months of 2004. Provision for doubtful accounts decreased by $3.2 million in the first six months of 2004 as compared to the first six months of 2003.

     Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.3 million in the first six months of 2004 compared to $0.9 million in the first six months of 2003. The impairment in the first six months of 2004 was related to an idled PVC plant in Pace, Florida written down to its estimated sales value less commissions. The impairment in the first six months of 2003 was related to idled styrene assets.

     Interest Expense. Interest expense increased $4.9 million in the first six months of 2004 as compared to the first six months of 2003. The increase was largely due to an increase in the average interest rate from 6.99% in the first half of 2003 to 7.70% in the first half of 2004, an increase in the average debt balance of $475.3 million in the first six months of 2003 to $510.0 million in the first six months of 2004 and an increase in the amortization of debt issuance costs.

     Other Income (Expense), Net. Other income (expense), net decreased by $7.6 million from income of $6.3 million in the first six months of 2003 to an expense of $1.3 million in the first six months of 2004 primarily as a result of insurance proceeds received in 2003 of $3.3 million related to a fire at one of our ethylene plants in 2002 and derivative gains of $1.0 million in 2003 as compared to a derivative loss of $3.1 million in 2004.

     Income Taxes. The effective income tax rate was 35.0% in the first half of 2004 as compared to 37.1% in the first half of 2003. The effective tax rate in 2004 is below the statutory rate mainly due to a reduction in the Canadian statutory tax rate.

Olefins Segment

     Net Sales. Net sales increased by $99.0 million, or 22.9%, to $531.1 million in the first half of 2004 from $432.1 million in the first half of 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 12.7% in the first six months of 2004 as compared to the first six months of 2003. These increased prices and sales volumes were due to higher industry demand. Selling prices were also higher due to higher raw material costs that were passed through to customers.

     Income from Operations. Income from operations increased by $42.1 million, to $67.1 million in the first six months of 2004 from $25.0 million in the first six months of 2003. This increase was primarily due to price increases for ethylene, polyethylene and styrene partially offset by higher raw material costs for ethane, propane and benzene. The increase was also due in part to higher sales volumes for ethylene, polyethylene and styrene.

Vinyls Segment

     Net Sales. Net sales increased by $52.7 million, or 19.8%, to $319.2 million in the first six months of 2004 from $266.5 million in the first six months of 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe. Average selling prices for the Vinyls segment increased by 11.4% in the first six months of 2004 as compared to the first six months of 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. These increases were partially offset by lower sales volumes for VCM. PVC pipe sales volumes increased by 19.1%, however VCM sales volumes decreased by 18.7% primarily due to the outage resulting from the Calvert City plant fire in January 2004.

     Income (Loss) from Operations. Income from operations increased by $15.7 million, to $25.3 million in the first six months of 2004 from $9.6 million in the first six months of 2003. This increase was primarily due to higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe. These increases were partially offset by lower production volumes for ethylene, VCM and PVC resin and lower sales volumes for VCM, which resulted largely from the fire in our Calvert City ethylene unit. The ethylene unit experienced a 19-day outage for repairs relating to the fire.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Cash Flows

Operating Activities

     Operating activities provided cash of $39.0 million in the first six months of 2004 compared to $25.2 million in the same period in 2003. The $13.8 million increase in cash flows from operating activities was primarily due to improvements in income (loss) from operations, as described above, partially offset by unfavorable changes in working capital. Income from operations increased by $60.0 million in the first six months of 2004 as compared to the first six months of 2003. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $71.1 million in the first six months of 2004, compared to $32.6 million cash used in the first six months of 2003, a decrease of $38.5 million. In the first six months of 2004, receivables increased by $20.0 million largely due to higher selling prices and sales volumes while inventory increased by $52.2 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities increased by $3.8 million. The primary reason for the $32.6 use of cash in the first six months of 2003 related to working capital components was a $21.2 million increase in receivables, a $37.4 million increase in inventories partially offset by a $8.3 million decrease in prepaid expenses and an increase of $17.6 million in accounts payable and accrued liabilities. The increase in receivables was mainly due to higher average selling prices and sales volumes. The increase in inventories was primarily due to higher production and higher feedstock and energy prices. The decrease in prepaid expenses related to feedstock purchases made in December 2002. The increase in accounts payable and accrued liabilities was primarily due to higher energy and raw material costs.

Investing Activities

     Net cash used in investing activities was $18.4 million in the first six months of 2004 as compared to $15.7 million in the first six months of 2003. The capital expenditures in the first six months of 2004 of $19.4 million related to refurbishment and upgrades related to the January 2004 fire at the Calvert City ethylene plant ($2.6 million), technology enhancements at Geismar ($1.9 million) and maintenance capital, safety and environmental related projects ($14.9 million). These expenditures were partially offset by $1.0 million of proceeds from the disposition of assets. Capital spending in the first six months of 2003 of $19.0 million was primarily related to maintenance, safety and environmental projects. These expenditures were partially offset by $3.3 million of insurance proceeds.

Financing Activities

     Net cash used by financing activities during the first six months of 2004 was $0.6 million and related to the quarterly payments on the term loan. In the first six months of 2003, we used cash generated from operating activities to repay $11.0 million of debt. Also, in the first six months of 2003, we received a capital contribution of $1.0 million from our affiliates to fund the Geismar facility.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

     Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

     Cash balances were $57.4 million at June 30, 2004 compared to $9.6 million at June 30, 2003. Cash balances were $37.4 million at December 31, 2003 compared to $10.1 million at December 31, 2002. We believe the June 30, 2004 cash levels are adequate to fund our short-term cash requirements.

Debt

     Our current debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At June 30, 2004, our long-term debt, including current maturities, totaled $509.7 million, consisting of $380.0 million principal amount of 8 3/4% senior notes due 2011, a $118.8 million senior secured term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates.

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

     The refinancing consisted of:

•	$380.0 million in aggregate principal amount of 8 3/4% senior notes due 2011;

•	$120.0 million senior secured term loan due in 2010; and

•	$21.0 million in borrowings under a new $200.0 million senior secured working capital revolving credit facility due in 2007.

     We incurred approximately $14.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt.

     The 8 3/4% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes.

     The term loan bears interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also requires prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets.

     The revolving credit facility bears interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in

2007. We had standby letters of credit outstanding at June 30, 2004 of $13.4 million. We had $186.6 million of available borrowing capacity at June 30, 2004 under this facility.

     The agreements governing the 8 3/4% senior notes, the term loan, the bank loan and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. None of the credit agreements requires us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time. The fixed charge ratio is calculated by dividing the last twelve months EBITDA by the last twelve months interest expense, plus capital expenses, plus scheduled principal repayments or prepayments, plus dividends, plus income taxes excluding deferred taxes.

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

     Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

     Contractual Obligations and Commercial Commitments

     In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2004 relating to long-term debt, operating leases and unconditional purchase obligations for the next five years and thereafter, after giving effect to the refinancing transaction described above.

	Payments Due by Period
		Six Months
		Ended
		December
	Total	31, 2004	2005-2006	2007-2008	Thereafter
Contractual Obligations
Long-Term Debt	$509.7	$0.6	$2.4	$2.4	$504.3
Operating Leases	129.8	8.8	29.1	24.9	67.0
Unconditional Purchase Obligations	58.9	4.8	16.4	14.7	23.0
Interest Payments	272.7	39.3	78.4	78.1	76.9

Total	$971.1	$53.5	$126.3	$120.1	$671.2

OTHER COMMERCIAL COMMITMENTS
Standby Letters of Credit	$13.4	$0.0	$11.3	$2.1	$0.0

     Long-Term Debt. Long-term debt amortization is based on the contractual terms of the debt agreements in place at December 31, 2003.

     Operating Leases. We lease various facilities and equipment under noncancelable operating leases for various periods.

     Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase nitrogen, waste water treatment services and pipeline usage.

     Interest Payments. Interest payments are based on interest rates in effect at December 31, 2003 and assume contractual amortization payments.

     Standby Letter of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt revenue bonds and (2) other letters of credit totaling $2.1 million issued to support obligations under our insurance programs, including for worker’s compensations claims.

     Other Long Term Liabilities. The contractual obligations table does not include pension liabilities, post-retirement medical liabilities, deferred charges and other items due to the uncertainty of the future payment schedule. Pension and post-retirement liabilities totaled $20.5 million as of June 30, 2004.

OUTLOOK

     Continued strong demand and operating rates have resulted in increased product prices and improved earnings despite increased raw material and energy costs. Industry conditions continue to reflect an improving supply/demand balance going forward, however, short-term results remain vulnerable to high energy costs and global tensions. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for the foreseeable future.

RECENT DEVELOPMENTS

Bristolpipe Acquisition

     On August 2, 2004, we completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. Bristolpipe Corporation reported revenues of approximately $114.0 million for calendar year 2003. The purchase price of the assets was $33.0 million, subject to adjustment.

Geismar Start-Up

     We have begun planning for a phased start-up of our VCM and PVC facilities in Geismar, Louisiana. We acquired these facilities in December 2002 and have been operating the EDC portion of the plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The first phase of the start-up will consist of one train with approximately 300 million pounds of PVC capacity per year. We expect that the majority of the first phase of the PVC start-up production will be consumed internally as a result of the acquisition of the three PVC pipe plants from Bristolpipe Corporation described above. In addition to a graduated start-up of the PVC operations, we will also be investing in new technologies in the EDC unit at Geismar. This technology enhancement is expected to expand total EDC capacity by an estimated 25%. We currently plan that the start-up of the first phase will commence in 2005. Any start-up of future phases will be determined by market conditions at the time. The estimated cost of capital expenditures and preoperating expenses in connection with the start-up is approximately $18 million in 2004 and $11 million in 2005.

Transactions

     In August 2004 Westlake Polymer and Petrochemical, Inc. (WPPI) and Gulf Polymer & Petrochemical, Inc. (GPPI), our direct and indirect parent companies, respectively, both merged into Westlake Chemical Corporation (WCC), which was the surviving entity. In the mergers, all of the currently outstanding common and preferred stock of WCC, GPPI and WPPI, as well as the currently outstanding preferred stock of a subsidiary of GPPI, were exchanged for our common stock. Additionally, we executed a stock split of our common stock in conjunction with the mergers. TTWF LP, a Delaware limited partnership, will become the sole stockholder of the restructured WCC, and members of the Chao family and related trusts and other entities, which are currently the stockholders of WCC, WPPI and GPPI will own all of the partnership interests in TTWF LP. The financial statements included in this report do not give effect to the mergers and related transactions.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     Commodity Price Risk

     A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Generally, our strategy is to limit our exposure to price variances by locking in prices for future purchases and sales. Our strategies also include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2004, a hypothetical $1.00 increase in the price of an mmbtu of natural gas would have decreased our income before taxes by $4.2 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $1.6 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

     Interest Rate Risk

     We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2004, we had variable rate debt of $129.7 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $129.7 million as of June 30, 2004 was 4.64%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $1.3 million. Also, at June 30, 2004, we had $380 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $3.8 million.

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

     There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm have issued an attestation report on management’s assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 8 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 12, 2004, Westlake Polymer and Petrochemical, Inc., as the sole holder of our common stock, took action by written consent to appoint our directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

Exhibit
No.	Exhibit
3.1.6#	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.9*+	EVA Incentive Plan.

10.10#+	Agreement with Stephen Wallace dated November 5, 2003.

10.11#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.12***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.

     (b) On May 11, 2004, we furnished a Current Report on Form 8-K, concerning the issuance of a press release in which we announced our earnings and other financial results for the first quarter of 2004, and including as an exhibit such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION
Date:August 9, 2004	By:	/s/Albert Chao
Albert Chao,
President and Chief Executive Officer (Principal Executive Officer)

Date:August 9, 2004	By:	/s/Ruth I. Dreessen
Ruth I. Dreessen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit
No.	Exhibit Index
3.1.6#	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on March 2, 2004.

3.5*	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	First Amended and Restated Federal Income Tax Allocation Agreement dated as of May 10, 2002 (the “Tax Allocation Agreement”) among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.6*	Amendment to Tax Allocation Agreement dated as of August 1, 2003 among Gulf Polymer & Petrochemical, Inc., Westlake and certain subsidiaries of Westlake.

10.7*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.8**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.9*+	EVA Incentive Plan.

10.10#+	Agreement with Stephen Wallace dated November 5, 2003.

10.11#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.12***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

+	Management contract, compensatory plan or arrangement.