Form 10-Q
period 2004-09-30
WESTLAKE CHEMICAL CORP
filed 2004-11-12
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to _______________

Commission File No. 001-32260

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☑

The number of shares outstanding of the registrant’s sole class of common stock, as of November 11, 2004, was 64,896,489.

INDEX

Item		Page
PART I. FINANCIAL INFORMATION
	1) Financial Statements	3
	2) Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	3) Quantitative and Qualitative Disclosures about Market Risk	27
	4) Controls and Procedures	27
PART II. OTHER INFORMATION
	1) Legal Proceedings	28
	4) Submission of Matters to a Vote of Security Holders	28
	6) Exhibits	28
Supplemental Indenture
Joinder Agreement by Westlake Technology Corporation
Joinder Agreement by Westlake International Corporation
First Amendment to Credit Agreement
Rule 13a-14a/15d/14a Certification (PEO)
Rule 13-14a/15d-14a Certification (PFO)
Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands of dollars, except
	par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$50,984	$37,381
Accounts receivable, net	248,462	178,633
Inventories, net	249,359	180,760
Prepaid expenses and other current assets	8,489	7,994
Deferred income taxes	8,079	8,079

Total current assets	565,373	412,847
Property, plant and equipment, net	872,317	879,688
Equity investment	17,776	17,101
Other assets, net	50,400	60,477

Total assets	$1,505,866	$1,370,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$121,692	$93,404
Accrued liabilities (includes $5,165 and $5,477 of related party notes in 2004 and 2003, respectively)	96,469	93,528
Current portion of long-term debt	1,200	28,200

Total current liabilities	219,361	215,132
Long-term debt	347,189	509,089
Deferred income taxes	175,367	136,524
Other liabilities (includes $226 of related party notes in 2004 and 2003)	41,011	41,665

Total liabilities	782,928	902,410
Commitments and contingencies (Notes 10 and 13)
Minority interest	—	22,100
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value, 1,000 shares authorized; 120 shares issued and outstanding	—	12,000
Common stock, $0.01 par value, 150,000,000 shares authorized; 64,896,489 and 49,499,395 shares issued and outstanding in 2004 and 2003, respectively	649	495
Additional paid-in capital	420,218	205,011
Retained earnings	302,742	229,346
Minimum pension liability, net of tax	(1,547)	(1,547)
Cumulative translation adjustment	876	298

Total stockholders’ equity	722,938	445,603

Total liabilities and stockholders’ equity	$1,505,866	$1,370,113

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands of dollars, except per share data)
Net sales	$572,031	$358,598	$1,422,284	$1,057,155
Cost of sales	487,520	338,161	1,217,437	970,847

Gross profit	84,511	20,437	204,847	86,308
Selling, general and administrative expenses	15,055	12,103	41,251	44,476
Impairment of long-lived assets	516	—	1,830	932

Income from operations	68,940	8,334	161,766	40,900
Interest expense	(10,144)	(10,148)	(32,261)	(27,598)
Debt retirement cost	(14,685)	(11,343)	(14,685)	(11,343)
Other income (expense), net	1,801	(1,704)	445	4,605

Income (loss) before income taxes	45,912	(14,861)	115,265	6,564
Provision (benefit) for income taxes	17,595	(5,529)	41,869	2,443

Net income (loss)	$28,317	$(9,332)	$73,396	$4,121

Basic and diluted earnings (loss) per share	$0.50	$(0.19)	$1.41	$0.08

Weighted average shares outstanding:
Basic	56,903,270	49,499,395	51,985,368	49,499,395
Diluted	57,027,343	49,499,395	52,027,027	49,499,395

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands of dollars)
Cash flows from operating activities
Net income	$73,396	$4,121

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,849	65,657
Provisions for (recovery of) bad debts	(291)	2,901
Amortization of debt issue costs	1,661	348
Loss (gain) from disposition of fixed assets	1,509	(2,912)
Impairment of long-lived assets	1,830	932
Deferred tax expense	38,843	1,870
Equity income of unconsolidated subsidiary	(1,073)	(970)
Write off of debt retirement costs	3,047	7,343
Changes in operating assets and liabilities
Accounts receivable	(53,695)	(43,974)
Inventories	(48,599)	(11,517)
Prepaid expenses and other current assets	1,255	10,551
Accounts payable	5,618	6,341
Accrued liabilities	666	14,884
Other, net	(3,655)	(25,033)

Total adjustments	9,965	26,421

Net cash provided by operating activities	83,361	30,542

Cash flows from investing activities
Additions to property, plant and equipment	(30,912)	(29,717)
Acquisition of business	(33,294)	—
Proceeds from disposition of assets	1,006	—
Proceeds from insurance claims	1,081	3,350

Net cash used for investing activities	(62,119)	(26,367)

Cash flows from financing activities
Proceeds from issuance of common stock, net	181,261	—
Repayments of affiliate borrowings	—	(117)
Proceeds from borrowings	—	723,475
Repayments of borrowings	(188,900)	(718,982)

Net cash (used for) provided by financing activities	(7,639)	4,376

Net increase in cash and cash equivalents	13,603	8,551
Cash and cash equivalents at beginning of period	37,381	11,123

Cash and cash equivalents at end of period	$50,984	$19,674

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands of dollars, except share amounts)

1. Basis of Financial Statements

     During the third quarter of 2004, Westlake Chemical Corporation (WCC) consummated a reorganization designed to simplify its ownership structure. Westlake Polymer & Petrochemical, Inc. (WPPI) and Gulf Polymer & Petrochemical, Inc. (GPPI), WCC’s former direct and indirect parent companies, respectively, both have been merged into WCC, which survived the mergers, effective August 6, 2004 and August 4, 2004, respectively (collectively, the “Transactions”).

     In the mergers, all of the common and preferred stock of WCC, GPPI and WPPI outstanding prior to the mergers, as well as the preferred stock of a subsidiary of GPPI outstanding prior to the mergers, was exchanged for common stock of WCC. Additionally, effective August 7, 2004, WCC executed a stock split of its common stock in conjunction with the mergers. The preferred shares of WPPI were classified as minority interest. TTWF LP, a Delaware limited partnership, became the sole stockholder of the restructured WCC, and various Chao family trusts and other entities, which were the stockholders of WCC, WPPI and GPPI prior to the mergers, now own all of the partnership interests in TTWF LP. Thereafter, on August 16, 2004, WCC completed an initial public offering of its common stock.

     The accompanying consolidated financial statements reflect the mergers and the stock split described above (the exchange of preferred stock is not reflected in the financial statements prior to September 30, 2004) as if they had occurred prior to January 1, 2001. The “Company” refers to the entity resulting from the Transactions.

     The accompanying unaudited consolidated interim financial statements were prepared in accordance with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and notes thereto of the Company presented in the Company’s Registration Statement on Form S-1 (Reg. No. 333-115790). These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the financial notes thereto of the Company for the year ended December 31, 2003.

     In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003 and the changes in its cash position for the nine months ended September 30, 2004 and 2003.

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

2. Stock Based Compensation

     The Company’s 2004 Omnibus Incentive Plan (the Plan) authorizes the Board of Directors to make stock option awards to executives and other key employees. The Plan also provides for the granting of stock awards, restricted stock and stock units to employees and directors that consist of grants of common stock or units denominated in common stock. In the third quarter of 2004 the Company granted options to purchase 476,000 shares of common stock. The exercise price of the options was the market price on the date of grant ($14.50) and the options become exercisable in equal amounts on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The Company also granted 156,800 restricted stock units in the third quarter of 2004 to employees valued at $14.50 per unit. The restricted stock units will vest when held for six months, subject to continuous employment, and each unit will become one share of common stock upon vesting.

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with SFAS No. 123, “Accounting for Stock-Based

Compensation,” for disclosure purposes. Under these provisions, no compensation expense has been recognized for the Company’s stock option plan. For SFAS No. 123 purposes, the fair value of each stock option for 2004 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004:

Nine months ended
September 30, 2004
Risk-free interest rate	4%
Expected life	10
Expected volatility	28%
Expected dividend yield	0.6%

     Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Compensation expense	$128	$128
Provision for income taxes	46	46

Total, net of taxes	$82	$82

     Had compensation expense been determined consistently with the provisions of SFAS No. 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Net income
As reported	$28,317	$73,396
Pro forma	$28,235	$73,314
Basic and diluted earnings per share
As reported	$0.50	$1.41
Pro forma	$0.50	$1.41

3. Accounts Receivable

     Accounts receivable consist of the following:

	September 30,	December 31,
	2004	2003
Accounts receivable — trade	$246,625	$177,396
Accounts receivable — affiliates	993	1,264
Allowance for doubtful accounts	(6,302)	(6,901)

	241,316	171,759
Taxes receivable	2	1,129
Accounts receivable — other	7,144	5,745

	$248,462	$178,633

4. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Finished product	$130,101	$107,928
Feedstock, additives and chemicals	101,663	56,281
Materials and supplies	26,049	24,840

	257,813	189,049
Allowance for inventory obsolescence	(8,454)	(8,289)

Net inventory	$249,359	$180,760

5. Property, Plant and Equipment

     Depreciation expense on property, plant and equipment of $18,046 and $18,223 is included in cost of sales in the consolidated statement of operations for the three months ended September 30, 2004 and 2003, respectively, and $53,124 and $55,407 for the nine months ended September 30, 2004 and 2003, respectively.

     The Company recognized a $516 impairment charge during the three months ended September 30, 2004 related to an adjustment to fair market value of Olefins segment assets that will be taken out of service during a styrene turnaround scheduled in 2005.

6. Other Assets

     Amortization expense on other assets of $3,617 and $3,222 is included in the consolidated statement of operations for the three months ended September 30, 2004 and 2003, respectively, and $11,386 and $10,598 for the nine months ended September 30, 2004 and 2003, respectively.

7. Derivative Commodity Instruments

     The Company had a net loss of $5,215 in connection with commodity derivatives and inventory repurchase obligations for the nine months ended September 30, 2004 compared to a net loss of $823 for the nine months ended September 30, 2003. Derivative losses recorded in the third quarter totaled $2,130 and $1,870, respectively for 2004 and 2003. Risk management asset balances of $0 and $3,040 were included in prepaid expenses and other current assets, and risk management liability balances of $5,181, and $0 were included in accrued liabilities in the Company balance sheets as of September 30, 2004 and December 31, 2003, respectively.

8. Earnings (loss) per Share

     There are no adjustments to “Net income (loss)” for the diluted earnings per share computations.

     The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common shares—basic	56,903	49,499	51,985	49,499
Plus incremental shares from assumed conversions:
Options	47	—	16	—
Restricted stock units	77	—	26	—

Weighted average common shares—diluted	57,027	49,499	52,027	49,499

9. Pension and Post Retirement Benefits

     Components of Net Periodic Costs are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$251	$207	$102	$100	$768	$622	$306	$300
Interest cost	452	383	105	100	1,262	1,147	314	300
Expected return on plan assets	(353)	(315)	—	—	(1,057)	(944)	—	—
Amortization of transition obligation	—	—	28	28	—	—	85	84
Amortization of prior service cost	56	82	67	67	168	244	201	201
Amortization of net loss	137	33	54	50	267	100	162	150

Net periodic benefit cost	$543	$390	$356	$345	$1,408	$1,169	$1,068	$1,035

     The Company has contributed $475 and $415 to the Salaried and Wage pension plans, respectively, during the quarter ended September 30, 2004 and $925 and $745 to the Salaried and Wage pension plans, respectively, for the nine months ended September 30, 2004. The Company is scheduled to contribute an additional $225 to the Salaried pension plan and $150 to the Wage pension plan during the fiscal year ending December 31, 2004.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in December 2003. In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, Westlake elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and requires Westlake to implement its provisions no later than the third quarter 2004, if the effects are significant. Westlake does not expect the Act to have a significant effect on its financial statements. Through September 30, 2004, the accumulated postretirement benefit obligation and the net periodic postretirement benefit costs do not reflect any potential benefit associated with the subsidy.

10. Stockholders’ Equity

     In the third quarter of 2004, the Company completed an initial public offering of 13,391,212 shares of common stock. The net proceeds from the stock offering of $181,261, after deducting underwriting fees and offering expenses, together with cash on hand, were used to pay down debt.

     As described in Note 1 “Basis of Financial Statements”, the Company consummated a reorganization and a stock split during the third quarter of 2004. The reorganization included the exchange of preferred stock for common stock including the preferred stock of a subsidiary of the Company which was previously classified as minority interest.

11. Commitments and Contingencies

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

     In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $1,515 as of September 30, 2004. Goodrich has filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company has denied those allegations and has filed a motion to dismiss Goodrich’s counterclaim. The court has recently ruled on the Company’s motion to dismiss and has dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne, which in turn has filed motions to dismiss, counterclaims against Goodrich and third-party claims against the Company. On April 28, 2004, the parties agreed on discovery procedures. Further, on June 8, 2004, the Company filed a motion for summary judgment on its claim against Goodrich. PolyOne has filed a claim against both Goodrich and the Company alleging conspiracy to defraud PolyOne. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004.

     In addition, the Company has intervened in administrative proceedings in Kentucky in which both Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under its Resource Conservation and Recovery Act, or RCRA, permit to other parties, including the Company. The proceedings are currently in mediation, the most recent session of which was held on July 15, 2004. Settlement discussions on these matters are continuing. On October 27, 2004, PolyOne initiated a second administrative proceeding against Goodrich and the State of Kentucky. In this second case, PolyOne challenges the State’s determination that PolyOne is required to submit a major modification to the Goodrich permit and assume the regulatory status of an operator under the permit. It makes a number of charges against the Company that, if proven, might cause the State to demand that the Company also be added to the Goodrich permit.

     In January 2004, the State of Kentucky notified the Company by letter that, due to the ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires the Company to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. The Company believes that the letter sent by the State of Kentucky triggers the right to tender ownership of Pond 4 back to Goodrich. The Company has notified Goodrich of its obligation to accept ownership and has tendered title to Pond 4 back to Goodrich. The Company has also filed an appeal with the State of Kentucky regarding its letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the State of Kentucky that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit. Discussions with the State of Kentucky on the conduct of the CCED are continuing.

     None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the State of Kentucky described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the State of Kentucky proposed or established an allocation of the costs of remediation among the various participants. As of September 30, 2004, the aggregate amount withheld by Goodrich was approximately $1,515. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

     In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (EDC)/vinyl chloride monomer (VCM), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company has analyzed the NEIC report and has identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the State of Kentucky would conduct an inspection of its PVC facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA has recently submitted to the Company an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The Company met with the EPA on June 8 and 9, 2004 and is continuing to have settlement discussions with the agency. The EPA has also issued to the Company information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the State of Kentucky as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows. However, the Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

Legal Matters

     In connection with the purchase of the Company’s Calvert City facilities in 1997, it acquired 10 barges that it uses to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of the Company’s barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. The Company appealed the forfeiture order with the Coast Guard and, in June 1999, it filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and the Company was able to use the barges pending resolution of its appeal with the Coast Guard. In October 2003, the Coast Guard issued notice that it would not change its regulations. As a result, the Company sought legislative relief through a private bill which recently passed Congress and has been signed into law. The Company and the Coast Guard have signed a settlement agreement resolving this matter. The Coast Guard has issued a new Bowaters Certificate authorizing use of the barges. The parties are preparing to file the settlement agreement with the Court to terminate the litigation.

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

     In December 2003, the Company was served with a petition as a defendant in a suit in state court in Denver, Colorado, brought by International Window - Colorado, Inc., or IWC, against several other parties. As the suit relates to the Company, IWC claims that the Company breached an exclusive license agreement by supplying window-profiles products into a restricted territory and that the Company improperly assisted a competitor of IWC, resulting in lost profits to IWC and a collapse of IWC’s business. IWC has claimed damages of approximately $5,400. The case is in the discovery phase. The Company is vigorously defending its position in this case and is unable to determine the probability of loss related to this claim.

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

12. Segment Information

     The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales to external customers
Olefins
Polyethylene	$172,964	$123,362	$432,670	$354,100
Ethylene, styrene and other	190,206	97,032	461,575	298,382

Total olefins	363,170	220,394	894,245	652,482
Vinyls
Fabricated finished goods	114,625	72,778	279,225	200,505
VCM, PVC and other	94,236	65,426	248,814	204,168

Total vinyls	208,861	138,204	528,039	404,673

	$572,031	$358,598	$1,422,284	$1,057,155

Intersegment sales
Olefins	$11,270	$5,698	$36,951	$24,245
Vinyls	126	301	355	616

	$11,396	$5,999	$37,306	$24,861

Income (loss) from operations
Olefins	$44,745	$9,034	$114,215	$36,388
Vinyls	26,273	(160)	51,069	8,761
Corporate and other	(2,078)	(540)	(3,518)	(4,249)

	$68,940	$8,334	$161,766	$40,900

Depreciation and amortization
Olefins	$13,051	$12,687	$39,321	$37,735
Vinyls	7,965	8,260	23,121	24,957
Corporate and other	95	498	407	2,965

	$21,111	$21,445	$62,849	$65,657

Other income (expense), net
Olefins	$831	$(1,680)	$(2,249)	$2,589
Vinyls	170	63	135	643
Corporate and other	800	(87)	2,559	1,373
Debt retirement cost	(14,685)	(11,343)	(14,685)	(11,343)

	$(12,884)	$(13,047)	$(14,240)	$(6,738)

Capital expenditures
Olefins	$3,424	$5,633	$8,888	$16,828
Vinyls	7,913	5,058	21,495	12,789
Corporate and other	178	49	529	100

	$11,515	$10,740	$30,912	$29,717

     A reconciliation of total segment income from operations to consolidated income (loss) before taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from operations	$68,940	$8,334	$161,766	$40,900
Interest expense	(10,144)	(10,148)	(32,261)	(27,598)
Debt retirement cost	(14,685)	(11,343)	(14,685)	(11,343)
Other income (expense), net	1,801	(1,704)	445	4,605

Income (loss) before taxes	$45,912	$(14,861)	$115,265	$6,564

	September 30,	December 31,
	2004	2003
Total Assets
Olefins	$951,487	$898,864
Vinyls	456,640	380,726
Corporate and other	97,739	90,523

	$1,505,866	$1,370,113

13. Comprehensive Income Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$28,317	$(9,332)	$73,396	$4,121
Other comprehensive income (loss):
Change in foreign currency translation	829	45	578	1,458

Comprehensive income (loss)	$29,146	$(9,287)	$73,974	$5,579

14. Long-Term Debt

     Long-term indebtedness consists of the following:

	September 30,	December 31,
	2004	2003
8 3/4% Senior notes due 2011	$247,000	$380,000
Term loan	90,500	119,400
Bank loan	—	27,000
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	348,389	537,289
Less current portion	(1,200)	(28,200)

Long-term debt	$347,189	$509,089

     On August 16, 2004 the Company completed an initial public offering (“IPO”). Net proceeds from the IPO were $181,261. The proceeds from the IPO along with available cash on hand were used to redeem $133,000 aggregate principal amount of the 8 3/4% senior notes due July 15, 2011, to repay $28,000 of the senior secured term loan maturing in July 2010 and to repay in full a $27,000 bank loan. As a result of the early payment on the 8 3/4% senior notes, $14,685 in non-operating expense was recognized in the third quarter of 2004 consisting of a pre-payment premium on the notes of $11,638 and a write-off of $3,047 in previously capitalized debt issuance cost.

     As of September 30, 2004, the Company and its lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan.

15. Acquisition

     On August 2, 2004, the Company completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. Bristolpipe Corporation reported revenues of approximately $114,000 for calendar year 2003. The purchase price of the assets was $33,294, subject to adjustment. The carrying values of the acquired assets are subject to change based on a final purchase price allocation determination.

16. Subsequent Event

     On November 11, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.02125 per share to holders of its common stock aggregating approximately $1,379.

17. Guarantor Disclosures

     The Company’s payment obligations under its 8 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of September 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$46,915	$79	$3,990	$—	$50,984
Accounts receivable, net	439,517	229,733	6,145	(426,933)	248,462
Inventories, net	—	243,493	5,866	—	249,359
Prepaid expenses and other current assets	10	7,093	1,386	—	8,489
Deferred income taxes	8,079	—	—	—	8,079

Total current assets.	494,521	480,398	17,387	(426,933)	565,373
Property, plant and equipment, net	—	862,869	9,448	—	872,317
Investment in subsidiaries	733,885	15,300	17,776	(749,185)	17,776
Other assets, net	45,211	34,860	6,362	(36,033)	50,400

Total assets	$1,273,617	$1,393,427	$50,973	$(1,212,151)	$1,505,866

Current liabilities
Accounts payable	$8,763	$112,334	$595	$—	$121,692
Accrued liabilities	18,909	75,484	2,421	(345)	96,469
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	28,872	187,818	3,016	(345)	219,361
Long-term debt	333,900	470,819	5,091	(462,621)	347,189
Deferred income taxes	176,463	(1,405)	309	—	175,367
Other liabilities	11,444	29,567	—	—	41,011
Stockholders’ equity	722,938	706,628	42,557	(749,185)	722,938

Total liabilities and stockholders’ equity	$1,273,617	$1,393,427	$50,973	$(1,212,151)	$1,505,866

Condensed Consolidating Financial Information as of December 31, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$32,101	$44	$5,236	$—	$37,381
Accounts receivable, net	486,745	176,583	7,566	(492,261)	178,633
Inventories, net	—	176,337	4,423	—	180,760
Prepaid expenses and other current assets	118	6,949	927	—	7,994
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	527,043	359,913	18,152	(492,261)	412,847
Property, plant and equipment, net	—	873,240	6,448	—	879,688
Investment in subsidiaries	566,540	—	17,101	(566,540)	17,101
Other assets, net	88,118	39,567	7,075	(74,283)	60,477

Total assets	$1,181,701	$1,272,720	$48,776	$(1,133,084)	$1,370,113

Current liabilities
Accounts payable	$10,403	$82,874	$127	$—	$93,404
Accrued liabilities	30,106	59,113	4,324	(15)	93,528
Current portion of long-term debt	28,200	—	—	—	28,200

Total current liabilities	68,709	141,987	4,451	(15)	215,132
Long-term debt	498,200	577,426	(8)	(566,529)	509,089
Deferred income taxes	135,409	—	1,115	—	136,524
Other liabilities	11,680	29,985	—	—	41,665
Minority interest	22,100	—	—	—	22,100
Stockholders’ equity	445,603	523,322	43,218	(566,540)	445,603

Total liabilities and stockholders’ equity	$1,181,701	$1,272,720	$48,776	$(1,133,084)	$1,370,113

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$565,204	$9,566	$(2,739)	$572,031
Cost of sales	—	482,028	8,231	(2,739)	487,520

	—	83,176	1,335	—	84,511
Selling, general and administrative expenses	1,816	13,380	(141)	—	15,055
Impairment of long-lived assets	—	516	—	—	516

Income (loss) from operations	(1,816)	69,280	1,476	—	68,940
Interest expense	(4,107)	(6,041)	4	—	(10,144)
Other income (expense), net	26,776	929	598	(41,187)	(12,884)

Income (loss) before income taxes	20,853	64,168	2,078	(41,187)	45,912
Provision for (benefit from) income taxes	(7,464)	24,494	565	—	17,595

Net income (loss)	$28,317	$39,674	$1,513	$(41,187)	$28,317

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$352,022	$7,949	$(1,373)	$358,598
Cost of sales	—	333,088	6,446	(1,373)	338,161

	—	18,934	1,503	—	20,437
Selling, general and administrative expenses	848	10,668	587	—	12,103

Income (loss) from operations	(848)	8,266	916	—	8,334
Interest expense	(5,606)	(4,542)	—	—	(10,148)
Other income (expense), net.	(8,968)	(1,891)	141	(2,329)	(13,047)

Income (loss) before income taxes	(15,422)	1,833	1,057	(2,329)	(14,861)
Provision for (benefit from) income taxes	(6,090)	212	349	—	(5,529)

Net income (loss)	$(9,332)	$1,621	$708	$(2,329)	$(9,332)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,404,342	$23,615	$(5,673)	$1,422,284
Cost of sales	—	1,203,080	20,030	(5,673)	1,217,437

	—	201,262	3,585	—	204,847
Selling, general and administrative expenses	2,695	37,452	1,104	—	41,251
Impairment of long-lived assets	—	1,830	—	—	1,830

Income (loss) from operations	(2,695)	161,980	2,481	—	161,766
Interest expense	(14,100)	(18,165)	4	—	(32,261)
Other income (expense), net.	78,650	(1,447)	1,506	(92,949)	(14,240)

Income (loss) before income taxes	61,855	142,368	3,991	(92,949)	115,265
Provision for (benefit from) income taxes	(11,541)	53,201	209	—	41,869

Net income (loss)	$73,396	$89,167	$3,782	$(92,949)	$73,396

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,041,341	$20,512	$(4,698)	$1,057,155
Cost of sales	—	958,328	17,217	(4,698)	970,847

	—	83,013	3,295	—	86,308
Selling, general and administrative expenses	4,108	38,748	1,620	—	44,476
Impairment of long-lived assets	—	932	—	—	932

Income (loss) from operations	(4,108)	43,333	1,675	—	40,900
Interest expense	(11,604)	(15,989)	(5)	—	(27,598)
Other income (expense), net.	10,284	3,826	790	(21,638)	(6,738)

Income (loss) before income taxes	(5,428)	31,170	2,460	(21,638)	6,564
Provision for (benefit from) income taxes	(9,549)	11,420	572	—	2,443

Net income (loss)	$4,121	$19,750	$1,888	$(21,638)	$4,121

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2004

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$73,396	$89,167	$3,782	$(92,949)	$73,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,661	61,196	1,653	—	64,510
Provision for bad debts	—	(101)	(190)	—	(291)
(Gain) loss from disposition of fixed assets	—	1,509	—	—	1,509
Impairment of long-lived assets	—	1,830	—	—	1,830
Deferred income taxes	(11,541)	51,190	(806)	—	38,843
Equity in income of unconsolidated subsidiary	—	—	(1,073)	—	(1,073)
Net changes in working capital and other	(135,424)	(52,719)	(169)	92,949	(95,363)

Net cash provided by (used for) operating activities	(71,908)	152,072	3,197	—	83,361
Additions to property, plant and equipment	—	(26,469)	(4,443)	—	(30,912)
Acquisition of business operations	—	(33,294)	—	—	(33,294)
Other	—	2,087	—	—	2,087

Net cash used for investing activities	—	(57,676)	(4,443)	—	(62,119)
Intercompany financing	94,361	(94,361)	—	—	—
Proceeds from borrowings	181,261	—	—	—	181,261
Repayments of borrowings	(188,900)	—	—	—	(188,900)

Net cash used for financing activities	86,722	(94,361)	—	—	(7,639)
Net increase (decrease) in cash and cash equivalents	14,814	35	(1,246)	—	13,603
Cash and cash equivalents at beginning of period	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of period	$46,915	$79	$3,990	$—	$50,984

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2003

	Westlake
	Chemical	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$4,121	$19,750	$1,888	$(21,638)	$4,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,919	61,397	1,689	—	66,005
Provision for bad debts	—	2,901	—	—	2,901
Gain from disposition of fixed assets	—	(2,912)	—	—	(2,912)
Impairment of long-lived assets	—	932	—	—	932
Deferred income taxes	(9,075)	10,945	—	—	1,870
Equity in income of unconsolidated subsidiary	—	—	(970)	—	(970)
Net changes in working capital and other	(52,247)	(12,244)	1,448	21,638	(41,405)

Net cash provided by (used for) operating activities	(54,282)	80,769	4,055	—	30,542
Additions to property, plant and equipment	—	(29,009)	(708)	—	(29,717)
Other	—	3,350	—	—	3,350

Net cash provided by (used for) investing activities	—	(25,659)	(708)	—	(26,367)
Intercompany financing	55,036	(54,333)	(703)	—	—
Repayment of affiliate borrowings	—	(117)	—	—	(117)
Proceeds from borrowings	723,475	—	—	—	723,475
Repayments of borrowings	(718,982)	—	—	—	(718,982)

Net cash used for financing activities	59,529	(54,450)	(703)	—	4,376
Net increase in cash and cash equivalents	5,247	660	2,644	—	8,551
Cash and cash equivalents at beginning of period	7,949	424	2,750	—	11,123

Cash and cash equivalents at end of period	$13,196	$1,084	$5,394	$—	$19,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated financial statements of Westlake Chemical Corporation and the notes thereto and the December 31, 2003 financial statements and notes thereto of Westlake Chemical Corporation presented in Westlake Chemical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-115790). The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

     Westlake Chemical Corporation is a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

RECENT DEVELOPMENTS

Bristolpipe Acquisition

     On August 2, 2004, we completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. Bristolpipe Corporation reported revenues of approximately $114.0 million for calendar year 2003. The purchase price of the assets was $33.3 million, subject to adjustment.

Geismar Start-Up

     We have begun planning for a phased start-up of our VCM and PVC facilities in Geismar, Louisiana. We acquired these facilities in December 2002 and have been operating the EDC portion of the plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The first phase of the start-up will consist of one train with approximately 300 million pounds of PVC capacity per year. We expect that the majority of the first phase of the PVC start-up production will be consumed internally as a result of the acquisition of the three PVC pipe plants from Bristolpipe Corporation described above. In addition to a graduated start-up of the PVC operations, we will also be investing in new technologies in the EDC unit at Geismar. This technology enhancement is expected to expand total EDC capacity by an estimated 25%. We currently plan that the start-up of the first phase will commence in 2005. Any start-up of future phases will be determined by market conditions at the time. The estimated cost of capital expenditures and pre-operating expenses in connection with the start-up is approximately $21.5 million in 2004 and $9.5 million in 2005.

Transactions

     In August 2004 Westlake Polymer & Petrochemical, Inc. (WPPI) and Gulf Polymer & Petrochemical, Inc. (GPPI), our direct and indirect parent companies, respectively, both merged into Westlake Chemical Corporation (WCC), which was the surviving entity. In the mergers, all of the outstanding common and preferred stock of WCC, GPPI and WPPI, as well as the outstanding preferred stock of a subsidiary of GPPI, were exchanged for our common stock. Additionally, we executed a stock split of our common stock in conjunction with the mergers. TTWF LP, a Delaware limited partnership, became the sole stockholder of the restructured WCC, and various Chao family trusts and other entities, which were the stockholders of WCC, WPPI and GPPI, now own all of the partnership interests in TTWF LP.

     As noted below in “Results of Operations—Liquidity and Capital Resources—Debt,” we completed our initial public offering on August 16, 2004.

RESULTS OF OPERATIONS

Third Quarter 2004 Compared with Third Quarter 2003

     Net Sales. Net sales increased by $213.4 million, or 59.5%, to $572.0 million in the third quarter of 2004 from $358.6 million in the third quarter of 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, polyethylene, styrene, VCM and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004.

     Gross Margin. Gross margins increased to 14.8% in the third quarter of 2004 from 5.7% in the third quarter of 2003. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, polyethylene, styrene, VCM and PVC pipe. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced an increase of 45.3% for ethane, 54.2% for propane and 150.0% for benzene as compared to the third quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 24.4%, in the third quarter of 2004 as compared to the third quarter of 2003. The increase was primarily due to higher payroll costs, accounting fees and other outside service fees that were related to the initial public offering and to being a public company.

     Impairment of Long-Lived Assets. Impairment of long-lived assets was $0.5 million in the third quarter of 2004. The impairment in the third quarter of 2004 was primarily related to Olefins segment assets that will be taken out of service during a styrene turnaround scheduled in 2005. These assets were written down to their remaining fair market value.

     Interest Expense. Interest expense in the third quarter of 2004 was essentially unchanged as compared to the third quarter of 2003. The average interest rate was unchanged from period to period at approximately 7.5%. Lower average debt balances in the third quarter of 2004 were partially offset by higher amortization of debt costs.

     Debt Retirement Cost. We recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on our 8 3/4% senior notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost. We recognized $11.3 million in non-operating expense in the third quarter of 2003 related to our refinancing transaction described below under “—Liquidity and Capital Resources — Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

     Other Income (Expense), Net. Other income (expense), net increased by $3.5 million from an expense of $1.7 million in the third quarter of 2003 to income of $1.8 million in the third quarter of 2004 primarily due to insurance proceeds of $3.0 million recognized in the third quarter of 2004 related to ethylene furnace metallurgical failures and an insurance subrogation settlement.

     Income Taxes. The effective income tax rate was 38.3% in the third quarter of 2004 as compared to 37.2% in the third quarter of 2003. The rates in both periods are higher than the statutory rate of 35% primarily due to state income taxes, offset by an increase in domestic earnings for 2004 which lessened the impact of the lower tax rates in foreign countries.

Olefins Segment

     Net Sales. Net sales increased by $142.8 million, or 64.8%, to $363.2 million in the third quarter of 2004 from $220.4 million in the third quarter of 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 36.6% in the third quarter of 2004 as compared to the third quarter of 2003. These increased prices and sales volumes were due to higher industry demand. Selling prices were also higher due to higher raw material costs that were passed through to customers.

     Income from Operations. Income from operations increased by $35.7 million, to $44.7 million in the third quarter of 2004 from $9.0 million in the third quarter of 2003. This increase was primarily due to price increases and higher sales volumes for polyethylene and styrene partially offset by higher raw material costs for ethane, propane and benzene.

Vinyls Segment

     Net Sales. Net sales increased by $70.7 million, or 51.2%, to $208.9 million in the third quarter of 2004 from $138.2 million in the third quarter of 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for VCM and PVC pipe. Average selling prices for the Vinyls segment increased by 29.4% in the third quarter of 2004 as compared to the third quarter of 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. The PVC pipe sales volume increase was also due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004.

     Income (Loss) from Operations. Income from operations increased by $26.5 million, to $26.3 million in the third quarter of 2004 from a $0.2 million loss in the third quarter of 2003. This increase was primarily due to higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for VCM and PVC pipe. These increases were partially offset by higher energy costs and higher raw material costs for propane.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

     Net Sales. Net sales increased by $365.1 million, or 34.5%, to $1,422.3 million in the first nine months of 2004 from $1,057.2 million in the first nine months of 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, polyethylene, styrene and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These improvements were partially offset by lower sales volumes for VCM stemming mainly from a fire at our Calvert City ethylene plant in January 2004. The fire resulted in a 19-day outage for repairs and reduced VCM operating rates during that period.

     Gross Margin. Gross margins increased to 14.4% in the first nine months of 2004 from 8.2% in the first nine months of 2003. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, polyethylene, styrene and PVC pipe. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced an increase of 14.8% for ethane, 21.7% for propane and 81.5% for benzene as compared to the first nine months of 2003. The increases were also partially offset by the impact of the fire at the Calvert City ethylene plant. We estimate that the gross margin impact of the outage in the first nine months of 2004 relating to the fire was approximately $12.5 million, which was comprised of higher maintenance cost of $3.5 million, lost margin on sales of approximately $8.6 million and a write-off of equipment of $0.4 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.2 million, or 7.3%, in the first nine months of 2004 as compared to the first nine months of 2003. The decrease was largely due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer and higher provisions for accounts receivable in the first nine months of 2003 as compared to the first nine months of 2004. Provision for doubtful accounts decreased by $3.2 million in the first nine months of 2004 as compared to the first nine months of 2003.

     Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.8 million in the first nine months of 2004 compared to $0.9 million in the first nine months of 2003. The impairment in the first nine months of 2004 was related to an idled PVC plant in Pace, Florida in the Vinyls segment ($1.3 million) that was written down to its estimated sales value less commissions and styrene assets in our Olefins segment ($0.5 million) which were written down to their remaining fair market value. The impairment in the first nine months of 2003 was related to idled styrene assets in our Olefins segment.

     Interest Expense. Interest expense increased $4.7 million in the first nine months of 2004 as compared to the first nine months of 2003. The increase was largely due to an increase in the average interest rate from 7.0% in the first nine months of 2003 to 7.4% in the first nine months of 2004 and an increase in the amortization of debt issuance costs.

     Debt Retirement Cost. We recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on our 8 3/4% senior notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost. We recognized $11.3 million in non-operating expense in the third quarter of 2003 related to our refinancing transaction described below under “—Liquidity and Capital Resources — Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

     Other Income (Expense), Net. Other income (expense), net decreased by $4.2 million from income of $4.6 million in the first nine months of 2003 to income of $0.4 million in the first nine months of 2004 primarily as a result of derivative losses of $5.2 million in 2004 as compared to a derivative loss of $0.8 million in 2003.

     Income Taxes. The effective income tax rate was 36.3% in the first nine months of 2004 as compared to 37.2% in the first nine months of 2003. The effective tax rates in 2004 and 2003 are higher than the statutory tax rate primarily due to state taxes.

Olefins Segment

     Net Sales. Net sales increased by $241.7 million, or 37.0%, to $894.2 million in the first nine months of 2004 from $652.5 million in the first nine months of 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 20.3% in the first nine months of 2004 as compared to the first nine months of 2003. These increased prices and sales volumes were due to higher industry demand. Selling prices were also higher due to higher raw material costs that were passed through to customers.

     Income from Operations. Income from operations increased by $77.8 million to $114.2 million in the first nine months of 2004 from $36.4 million in the first nine months of 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene partially offset by higher raw material costs for ethane, propane and benzene.

Vinyls Segment

     Net Sales. Net sales increased by $123.3 million, or 30.5%, to $528.0 million in the first nine months of 2004 from $404.7 million in the first nine months of 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe. Average selling prices for the Vinyls segment increased by 17.7% in the first nine months of 2004 as compared to the first nine months of 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC pipe sales were higher due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These increases were partially offset by lower sales volumes for VCM. While PVC pipe sales volumes increased by 22.5%, VCM sales volumes decreased by 4.2% primarily due to the outage resulting from the Calvert City plant fire in January 2004.

     Income from Operations. Income from operations increased by $42.3 million to $51.1 million in the first nine months of 2004 from $8.8 million in the first nine months of 2003. This increase was primarily due to higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe. These increases were partially offset by the impact of the fire in our Calvert City ethylene unit. The ethylene unit experienced a 19-day outage for repairs relating to the fire in January 2004.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Cash Flows

Operating Activities

     Operating activities provided cash of $83.4 million in the first nine months of 2004 compared to $30.5 million in the same period in 2003. The $52.9 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described above, partially offset by unfavorable changes in working capital. Income from operations increased by $120.9 million in the first nine months of 2004 as compared to the first nine months of 2003. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $94.8 million in the first nine months of 2004, compared to $23.7 million cash used in the first nine months of 2003, a decrease of $71.1 million. In the first nine months of 2004, receivables increased by $53.7 million largely due to higher selling prices and sales volumes while inventory increased by $48.6 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities increased by $6.3 million. The primary reason for the $23.7 million use of cash in the first nine months of 2003 related to working capital components was a $44.0 million increase in receivables, a $11.5 million increase in inventories partially offset by a $10.6 million decrease in prepaid expenses and an increase of $21.2 million in accounts payable and accrued liabilities. The increase in receivables was mainly due to higher average selling prices and sales volumes. The increase in inventories was primarily due to higher production and higher feedstock and energy prices. The decrease in prepaid expenses related to feedstock purchases made in December 2002. The increase in accounts payable and accrued liabilities was primarily due to higher energy and raw material costs.

Investing Activities

     Net cash used in investing activities was $62.1 million in the first nine months of 2004 as compared to $26.4 million in the first nine months of 2003. Capital expenditures in the first nine months of 2004 were $30.9 million. The acquisition of business of $33.3 million related to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These expenditures were partially offset by $1.0 million of proceeds from the disposition of assets and $1.1 million of insurance proceeds.

Capital spending in the first nine months of 2003 of $29.7 million was primarily related to maintenance, safety and environmental projects. These expenditures were partially offset by $3.3 million of insurance proceeds.

Financing Activities

     Net cash used by financing activities during the first nine months of 2004 was $7.6 million. During the third quarter of 2004 we completed our initial public offering. Net proceeds from the initial public offering of $181.3 million and available cash was used to repay $188.9 million of debt. See “Liquidity and Capital Resources” below. In the first nine months of 2003, net cash provided by financing activities was $4.4 million, which was used to fund investing activities.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

     Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

     Cash balances were $51.0 million at September 30, 2004 compared to $19.7 million at September 30, 2003. Cash balances were $37.4 million at December 31, 2003 compared to $11.1 million at December 31, 2002. We believe the September 30, 2004 cash levels are adequate to fund our short-term cash requirements.

Debt

     Our current debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At September 30, 2004, our long-term debt, including current maturities, totaled $348.4 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $90.5 million senior secured term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates.

     On August 16, 2004 we completed our initial public offering (“IPO”). Net proceeds from the IPO were $181.3 million. We used the proceeds from the IPO along with available cash on hand to redeem $133.0 million aggregate principal amount of our 8 3/4% senior notes due July 15, 2011, to repay $28.0 million of our senior secured term loan maturing in July 2010 and to repay in full a $27.0 million bank loan. As a result of the early payment on the 8 3/4% senior notes, we recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on the notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost.

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

     At inception the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. The Company used the proceeds from the initial public offering to prepay $28.0 million of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets. As of September 30, 2004, the Company and its lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan.

     The revolving credit facility bears interest at either LIBOR plus 2.5% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2007. We had standby letters of credit outstanding at September 30, 2004 of $13.7 million. We had $186.3 million of available borrowing capacity at September 30, 2004 under this facility.

     The agreements governing the 8 3/4% senior notes, the term loan, and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. None of the credit agreements requires us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time. The fixed charge ratio is calculated by dividing the last twelve months EBITDA, as defined in the agreement, by the last twelve months interest expense, plus capital expenses, plus scheduled principal repayments or prepayments, plus dividends, plus income taxes excluding deferred taxes.

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

OUTLOOK

     Continued strong demand and high operating rates have resulted in increased product prices and improved earnings despite increased raw material and energy costs. Industry conditions continue to reflect an improving supply/demand balance going forward, however, short-term results remain vulnerable to high energy costs, global tensions and weather conditions. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	timing of and capital expenditures related to the Geismar facility startup;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

     We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and the following:

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Commodity Price Risk

     A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Generally, our strategy is to limit our exposure to price variances by locking in prices for future purchases and sales. Our strategies also include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2004, a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $1.5 million. At September 30, 2004, we had no open derivative positions related to natural gas. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

     We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2004, we had variable rate debt of $101.4 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $101.4 million as of September 30, 2004 was 3.71%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $1.0 million. Also, at September 30, 2004, we had $247.0 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

Item 4. Controls And Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Westlake Chemical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 10 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 12, 2004, all of the stockholders of WCC by unanimous written consent consented to the merger of GPPI into WCC.

     On August 5, 2004, all of the stockholders of WCC by unanimous written consent consented to the merger of WPPI into WCC.

     On August 9, 2004, the sole stockholder of WCC approved the 2004 Omnibus Incentive Plan and the form of an indemnification agreement for certain authorized directors and officers.

Item 6. Exhibits

     The following exhibits are filed as part of this report:

Exhibit
No.	Exhibit
3.1****	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3	Supplemental Indenture dated as of August 17, 2004, by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

Exhibit
No.	Exhibit

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.7*+	EVA Incentive Plan.

10.8#+	Agreement with Stephen Wallace dated November 5, 2003.

10.9#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.10***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.11*****+	Agreement with Wayne D. Morse effective January 1, 2004.

10.12****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.13	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.14	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.15******	Form of Registration Rights Agreement between Westlake and TTWF LP.

10.16	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333‑108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333‑115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333‑115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333‑115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333‑115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333‑115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333‑108982.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION
Date: November 12, 2004	By:	/s/ Albert Chao
Albert Chao,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Ruth I. Dreessen
Ruth I. Dreessen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit
No.	Exhibit
3.1****	Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% Senior Notes due 2011.

4.2*	Form of 8 3/4% Senior Notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3	Supplemental Indenture dated as of August 17, 2004, by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.7*+	EVA Incentive Plan.

10.8#+	Agreement with Stephen Wallace dated November 5, 2003.

10.9#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.10***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.11*****+	Agreement with Wayne D. Morse effective January 1, 2004.

10.12****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.13	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.14	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.15******	Form of Registration Rights Agreement between Westlake and TTWF LP.

10.16	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333‑108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333‑115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333‑115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333‑115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333‑115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333‑115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333‑108982.

+	Management contract, compensatory plan or arrangement.