Form 10-K
period 2004-12-31
WESTLAKE CHEMICAL CORP
filed 2005-03-16
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-32260

Westlake Chemical Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0346924 (I.R.S. Employer Identification No.)

2801 Post Oak Boulevard, Suite 600

Houston, Texas 77056

(Address of principal executive offices, including zip code)

(713) 960-9111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

At December 31, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $446 million, based on the closing price of the common stock on that date as reported by the New York Stock Exchange. There was no market for the registrant’s common equity at June 30, 2004.

There were 64,995,129 shares of the registrant’s common stock outstanding as of March 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2005 Annual Meeting of Stockholders to be held on May 19, 2005.

INDUSTRY AND MARKET DATA

Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by third parties and industry and general publications, including information from the Chemical Market Associates, Inc., or CMAI, Chemical Data, Inc. and the Freedonia Group. We have not independently verified market and industry data from third-party sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2004. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

NON-GAAP FINANCIAL MEASURES

The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission (“SEC”) as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose so-called non-GAAP financial measures, primarily EBITDA. EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flow.

EBITDA is included in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes.

i

PART I

Item 1. Business

General

We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal business segments, Olefins and Vinyls, and we are one of the few North American integrated producers of vinyls with substantial downstream integration into polyvinyl chloride, or PVC, fabricated products.

We began operations in 1986 after the Chao family acquired our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 19 plants, constructing six new plants (including our joint venture in China) and completing numerous capacity or production line expansions.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. We have 9.2 billion pounds per year of active aggregate production capacity at 14 manufacturing sites in North America. We also have a 43% interest in a joint venture in China that operates a vinyls plant.

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

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,400	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	850	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, housewares, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE, and High-Density Polyethylene, or HDPE	550	Heavy-duty films and bags, general purpose liners (LLDPE); thin-walled food tubs, housewares, pails, totes and crates (HDPE)

Styrene	485	Disposables, packaging material, appliances, paints and coatings, resins and building materials

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.4 billion pounds of ethylene per year at our Lake Charles complex and consume the majority of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facilities, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to third parties. We started the EDC portion of the Geismar facility in the fourth quarter of 2003, and we use a portion of our Lake Charles ethylene production to produce that EDC.

Polyethylene. Polyethylene, the world’s most widely consumed polymer, is used in the manufacture of a wide variety of packaging, film, coatings and molded product applications. Polyethylene is generally classified as either LDPE, LLDPE or HDPE. The density correlates to the relative stiffness of the products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE are stronger than products produced from LDPE. LDPE is used in end products such as bread bags, dry cleaning bags, food wraps and milk carton and snack package coatings. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, plastic containers and plastic caps and closures.

We are the fourth largest producer of LDPE in North America based on capacity and, in 2004, our annual capacity of 850 million pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the combined capacity to produce 550 million pounds of either LLDPE or HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to third parties as a final product in pellet form. We produce LDPE at one of our polyethylene plants and have the flexibility to produce both LLDPE and HDPE at the other polyethylene plant. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

Styrene. Styrene is used to produce synthetic rubber and other derivatives such as expandable polystyrene, acrylonitrile butadiene styrene and unsaturated polyester. These derivatives are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 485 million pounds of styrene per year, all of which is sold to external customers.

Feedstocks

We are highly integrated along our olefins product chain. We produce all of the ethylene required to produce our polyethylene, styrene and VCM. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane and butane, a heavier feedstock. We continue to seek ways to minimize our feedstock cost by increasing our ability to use alternative feedstocks. We receive ethane, propane and butane at our Lake Charles facilities through several pipelines from a variety of suppliers in Texas and Louisiana.

In addition to our internally supplied ethylene, we also acquire butene or hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex via rail car from four primary suppliers. We receive benzene via pipeline pursuant to two short term supply contracts. Our current butene supply contracts expire on December 31, 2005, December 31, 2006 and May 31, 2007, and our current hexene supply contract expires on May 31, 2007. The butene and hexene contracts are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract.

Marketing, Sales and Distribution

We use the majority of our Lake Charles ethylene production in our polyethylene, styrene and VCM operations. We sell the remainder to third parties. In addition, we sell our ethylene co-products to third parties. Our primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. The majority of sales in our Olefins business are made under long-term evergreen agreements which renew automatically unless terminated. Contract volumes are established within a range. The terms of these contracts are fixed for a period, although earlier termination may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless terminated by one of the parties.

We typically ship our ethylene and propylene via a pipeline system that connects our plants to numerous customers. Our hydrogen is sold via pipeline to a single customer. We also have storage agreements and exchange agreements that allow us access to customers who are not directly connected to the pipeline system. We transport our polyethylene, styrene, crude butadiene and pyrolysis gasoline by rail or truck. Additionally, our pyrolysis gasoline and styrene can be transported by barge.

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest purchasers of film and flexible packaging. In 2004, one contract customer in our Olefins segment accounted for 10.9% of segment net sales.

Competition

The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, quality, consistency and performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including BP, The Dow Chemical Company, ExxonMobil Chemical Company, Lyondell Chemical Company, Chevron Phillips Chemical Company LP and NOVA Chemicals Corporation.

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and patio door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facilities include an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar facilities include an EDC plant, a VCM plant and a PVC plant. We also own eleven PVC fabricated product facilities. We acquired our Geismar vinyls facility in 2002. We started the EDC plant in Geismar in the fourth quarter of 2003. The first phase of the PVC and VCM start-up, which commenced in December 2004, consisted of starting up the VCM plant and one train of the PVC plant. Any start-up of future phases of our VCM and PVC facilities in Geismar will be determined by market conditions at the time. We also own a 43% interest in a joint venture in China that produces PVC resin and film. The following table illustrates our production capacities by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,100	Construction materials including pipe, siding, profiles for windows and doors, film for packaging and other consumer applications

VCM	1,600	PVC

Chlorine	410	VCM, organic/inorganic chemicals, bleach

Caustic Soda	450	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	900	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 79 million pounds of PVC film and 286 million pounds of PVC resin from the joint venture in China (in which we have a 43% interest) and 300 million pounds of potential PVC and VCM capacity at our facilities in Geismar, Louisiana.

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipes. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 800 million pounds of PVC per year at our Calvert City facilities and 300 million pounds per year at our Geismar facilities. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facilities and 300 million pounds per year at our Geismar facilities. The majority of our VCM is used internally in our PVC operations. The remainder of our VCM production is sold under a long-term contract with an external customer.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facilities. We use our chlorine production in our VCM plant. We have the capacity to supply approximately 56% of our internal chlorine requirements. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In 2002, we modernized and expanded our chlorine plant by replacing the mercury cell technology with a more efficient, state-of-the-art membrane technology.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and, in 2004, we produced approximately 74% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production in the form of EDC. The EDC portion of our Geismar facility began production in the fourth quarter of 2003, and this EDC is used internally in our production of VCM at Calvert City.

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

China Joint Venture. We own a 43% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are Norway’s Norsk Hydro ASA, two local Chinese chemical companies and International Finance Corporation, a unit of the World Bank. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 79 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 286 million pounds of PVC resin.

Geismar Start-Up. We have begun a phased start-up of our VCM and PVC facilities in Geismar, Louisiana. We acquired the EDC, VCM, and PVC plants at Geismar in December 2002 and have been operating the EDC plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The first phase of the PVC and VCM start-up, which commenced in December 2004, consisted of starting up the VCM plant and one train of the PVC plant. We expect that the majority of the first phase of the PVC start-up production will be consumed internally as a result of the acquisition of the three PVC pipe plants from Bristolpipe Corporation. In addition to a graduated start-up of the VCM and PVC operations, we will also be investing in technological modifications in the EDC plant at Geismar. These technological modifications are expected to expand total EDC capacity by an estimated 25%. Any start-up of future phases will be determined by market conditions at the time. The cost of capital expenditures and pre-operating expenses in connection with the start-up was approximately $17.8 million in 2004 and is expected to be approximately $13.2 million in 2005.

Feedstocks

We are highly integrated along our vinyls production chain. We produce all the ethylene, VCM and PVC used in our Vinyls business, and approximately 56% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract that expires in December 2005. We purchase electricity for our chlor-alkali production from the Tennessee Valley Authority under a contract that expires in May 2005. We are currently negotiating a renewal of this contract with the Tennessee Valley Authority.

We are one of the few North American integrated producers of vinyls with substantial downstream integration into PVC fabricated products. Our Calvert City and Geismar facilities supply all the PVC required for our fabricated products plants, including the three plants acquired from Bristolpipe Corporation in August 2004. The remaining feedstocks for fabricated products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.

Marketing, Sales and Distribution

We are a leading manufacturer of PVC fabricated products in the geographic regions where we operate. We sell a majority of our PVC pipe through a combination of manufacturer representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal salaried sales force to market and sell our fence, window and patio door profiles.

We use a majority of our VCM production in our PVC resin operations. We sell all of our caustic soda production to external customers, concentrating on customers who can receive the product by barge over the Mississippi, Tennessee and Ohio Rivers to minimize transportation costs. In 2004, one contract customer in our Vinyls segment accounted for 16.8% of segment net sales.

Competition

Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other large and medium-sized producers including Oxy Vinyls, LP, The Dow Chemical Company, Shintech, Inc., Georgia Gulf Corporation and Formosa Plastics Corporation.

Competition in the fabricated products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the fabricated products market with other medium and large-sized producers and fabricators including J-M Manufacturing Company, Inc., Diamond Plastics Corporation, National Pipe & Plastics, Inc. and PW Eagle, Inc. We are a leading manufacturer of PVC pipe by volume in the geographic areas served by our North American Pipe Corporation subsidiary. We believe that we are the second largest manufacturer of PVC fence and deck components by volume in the United States.

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

Calvert City.

Litigation with Goodrich and PolyOne. In connection with our 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the site. In addition, we agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing date. The soil and groundwater at the manufacturing complex, which does not include our PVC facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which we did not acquire and on which we do not operate and that we believe is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at our manufacturing complex is currently being coordinated by PolyOne.

Given the scope and extent of the underlying contamination at our manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $2.8 million in 2004, and we expect this level of expenditures to continue for the life of the remediation. For the past several years, PolyOne has suggested that our actions after our acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. We have denied those allegations and have retained technical experts to evaluate our position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that we are responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and, since May 2003, has withheld payment of 45% of the costs that we incur to operate Goodrich’s pollution control equipment located on our property. We met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

In October 2003, we filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $1.8 million as of December 31, 2004. Goodrich has filed an answer and counterclaim in which it alleges that we are responsible for contamination at the facility. We denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third party complaint against PolyOne, which in turn has filed motions to dismiss, counterclaims against Goodrich and third-party claims against us. On June 8, 2004, we filed a motion for summary judgment on our contract claim against Goodrich. PolyOne has filed a contract claim against both Goodrich and us alleging conspiracy to defraud PolyOne. On June 16, 2004, we filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004. By order dated February 24, 2005, the court extended the procedural schedule, with the trial date now set for June 2006. By order dated March 9, 2005, the court granted our motion and dismissed both of PolyOne’s cross-claims.

Administrative Proceedings. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 30, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit, which requires Goodrich to remediate contamination at our Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including us. We have either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. However, settlement discussions on these matters are continuing. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal. We filed a motion on December 14, 2004 to intervene in that proceeding (PolyOne II). In this second proceeding, PolyOne is challenging the Kentucky State Cabinet’s determination that PolyOne is required to submit a major modification of the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against us that, if proven, might cause the Kentucky State Cabinet to demand that we also be added to the Goodrich permit.

On January 24, 2005, Goodrich filed a challenge (Goodrich II) to the Kentucky State Cabinet’s determination which rejected a Goodrich proposal to perform a particular soil remediation procedure. We have moved to intervene in PolyOne II and Goodrich II.

Goodrich and PolyOne have alleged in Goodrich I and PolyOne I that Goodrich cannot be held responsible for contamination on property they do not own. Both Goodrich and PolyOne have also alleged that we are responsible for contamination on the property, which we have denied. Discovery in Goodrich I and PolyOne I is just beginning.

In January 2004, the Kentucky State Cabinet notified us by letter that, due to our ownership of a closed landfill (known as Pond 4) at the manufacturing complex, we would be required to submit a post-closure permit application under RCRA. This could require us to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by us. We acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under our contract, we have the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires us to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. We believe that the letter sent by the State of Kentucky triggers the right to tender ownership of Pond 4 back to Goodrich. We have notified Goodrich of its obligation to accept ownership and have tendered title to Pond 4 back to Goodrich. We have also filed an appeal with the Kentucky State Cabinet regarding its letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, we notified the Kentucky State Cabinet that we would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit. The proposal to conduct the CCED has now been rejected by the Kentucky State Cabinet. By letter dated December 21, 2004, the Kentucky State Cabinet directed us to file a post-closure permit application for Pond 4. On February 23, 2005, we filed a motion for stay of the order requiring us to file the permit application pending the outcome of the litigation. On February 18, 2005, we also sent a demand letter to the Kentucky State Cabinet that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4.

Monetary Relief. None of the parties involved in the proceedings relating to our disputes with Goodrich and PolyOne and the Kentucky State Cabinet described above has formally quantified the amount of monetary relief that they are seeking from us (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the Kentucky State Cabinet proposed or established an allocation of the costs of remediation among the various participants. As of December 31, 2004, the aggregate amount withheld by Goodrich was approximately $1.8 million. Any monetary liabilities that we might incur with respect to the remediation of contamination at our manufacturing complex in Calvert City would likely be spread out over an extended period. While we have denied responsibility for any such remediation costs and are actively defending our position, we are not in a position at this time to state what effect, if any, these proceedings could have on our financial condition, results of operations, or cash flows.

Environmental Investigations. In March and June 2002, the U.S. Environmental Protection Agency’s, or EPA’s, National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of our manufacturing complex in Calvert City consisting of our EDC/VCM, ethylene and chlor-alkali plants. In May 2003, we received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. We analyzed the NEIC report and identified areas where we believe that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. We have held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed us that the agency proposed to assess monetary penalties against us and to require us to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed us that the EPA, the NEIC and the Kentucky State Cabinet would conduct an inspection of our PVC facility in Calvert City, which is separate from our manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. We have not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA has submitted to us an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. We met with the EPA on June 8 and 9, 2004 and are continuing to have settlement discussions with the agency. The EPA has also issued to us information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or Kentucky State Cabinet as a result of the environmental investigations in Calvert City. In such case, we expect that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that we would agree to make for certain “supplemental environmental projects.” We are not in a position at this time to state what effect, if any, these proceedings could have on our financial condition, results of operations, or cash flows. However, we have recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, we believe that any amount exceeding the recorded accruals should not materially affect our financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on our results of operations in a particular reporting period.

Geismar.

In 2002, we acquired portions of an idled chemical complex in Geismar, Louisiana that were previously owned and operated by Borden Chemicals, Inc. and Borden Chemicals and Plastics Operating Limited Partnership, or BCP. In 1998, BCP entered into a consent decree with the EPA and the Louisiana Department of Environmental Quality, or LDEQ, to investigate and remediate contaminated soil and groundwater at the site. As a part of BCP’s bankruptcy reorganization, Borden Chemicals assumed BCP’s obligations under the 1998 consent decree in a separate settlement agreement with the EPA and the LDEQ. At the time of the bankruptcy, the EPA had estimated that the cleanup obligations of BCP and Borden Chemicals may total approximately $33 million. We believe that approximately $20 million of these costs relate to property that we did not acquire and on which we do not operate. Early in 2002, CERCLA was amended to create a new defense against liability for purchasers of contaminated property. We believe we meet the criteria set forth in the statute to take advantage of the new “bona fide prospective purchaser” defense with respect to pre-existing contamination at the Geismar site as long as, among other things, we do not dispose of hazardous substances at the site and as long as we cooperate with Borden Chemicals as it performs its remediation obligations at the site. In August 2003, the LDEQ notified us that it will look first to Borden Chemicals to address cleanup responsibilities for existing contamination on the property we acquired.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2004, we made capital expenditures of $2.1 million related to environmental compliance. We estimate that we will make capital expenditures of $4.4 million in 2005 and $3.0 million in 2006, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2004, we had 1,866 employees, 345 contractors and 6 consultants in the following areas:

Category	Number
Olefins segment	658
Vinyls segment	1,466
Headquarters	93

Approximately 16% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. One of the collective bargaining agreements expires in 2005, one in 2006, and the remaining agreements, which cover 70% of our represented employees, expire in 2009. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology and Intellectual Property

Our technology strategy is to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We believe that the most cost-effective way to acquire technology applicable to our businesses is to purchase or license it from third-party market providers. As a result, we have eliminated the need for research expenditures and believe we are able to select the best available technology at the time our need arises. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers. In 1988, we selected the MW Kellogg technology for our first ethylene plant at our Lake Charles complex. In 1995, we selected the ABB Lummus Crest technology for the second ethylene plant at Lake Charles. In 1990, we selected Mobil/Badger technology for our styrene monomer plant at Lake Charles and in 1996 we selected BP technology for our second Lake Charles polyethylene plant. In 1997, we entered into a corporate-wide technology agreement with Aspen Technology. The Aspen Technology Plantelligence™ includes an advanced process control software system which improves process control and economic optimization. In 1998, we licensed Asahi Chemical membrane technology for our chlor-alkali plant. Other than the license with BP Chemicals Limited, which requires us to make annual payments of $3.1 million through May 2007, all of our other significant technology licenses are perpetual and paid in full.

Segment and Geographic Information

Information regarding sales, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, and geographical information is presented in Note 18 to our consolidated financial statements included in Item 8 of this Form 10-K.

Available Information

Our Web site address is www.westlakechemical.com. We make our Web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this Web site under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.westlakechemical.com at “Investor Relations/Corporate Governance.”

Risk Factors

Cyclicality in the petrochemical industry has in the past, and may in the future, result in reduced operating margins or operating losses.

Our historical operating results reflect the cyclical and volatile nature of the petrochemical industry. The industry is mature and capital intensive. Margins in this industry are sensitive to supply and demand balances both domestically and internationally, which historically have been cyclical. The cycles are generally characterized by periods of tight supply, leading to high operating rates and margins, followed by periods of oversupply primarily resulting from significant capacity additions, leading to reduced operating rates and lower margins.

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

We sell our products in highly competitive markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to place pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers seek relief in the form of lower sales prices.

High costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly over the past several years due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. We typically do not enter into significant hedging arrangements with respect to prices of raw materials. However, we have occasionally entered into short-term contracts in order to hedge our costs for ethane and natural gas. In the future, we may decide not to hedge any of our raw material costs, or any hedges we enter into may not have successful results.

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

We believe that events in the Middle East have had a particular influence over the past several years and may continue to do so until the situations normalize. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. If the global economy does not continue to improve, demand for our products and our income and cash flow will be adversely affected.

We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in raw material costs or lower demand in the future may cause us to further reduce operating rates, idle facilities or exit uncompetitive businesses.

Continued hostilities in the Middle East and/or the occurrence or threat of occurrence of terrorist attacks such as those against the United States on September 11, 2001 could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. In addition, these risks have increased, and may continue to increase, volatility in prices for crude oil and natural gas and could result in increased feedstock costs. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are otherwise required by our contracts with third parties.

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

We have three major manufacturing facilities: our olefins complex in Lake Charles, Louisiana, our vinyls complex in Calvert City, Kentucky and our vinyls facility in Geismar, Louisiana. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist attacks.

These hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our three major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.

Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets in the United States. As a result, the chemical industry has responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new regulations.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations.

We use large quantities of hazardous substances and generate large quantities of hazardous wastes in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, at our Calvert City facilities, we are currently planning equipment and operational changes necessary to comply with anticipated requirements of the EPA’s promulgated regulations related to the ethylene maximum achievable control technology, or MACT, standards that require compliance by July 2005. In addition, at all three of our petrochemical facilities, in Lake Charles, Calvert City and Geismar, we may need to make improvements to comply with the anticipated wastewater regulations of the synthetic organic chemical manufacturing industries.

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

We also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our facilities or to chemicals that we otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on our operations, a significant increase in the success of these types of claims could have a material adverse effect on our business, financial condition, operating results or cash flow.

Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. In addition, the federal CERCLA and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA and similar state laws could impose liability for damages to natural resources caused by contamination.

Although we seek to take preventive action, our operations are inherently subject to accidental spills, discharges or other releases of hazardous substances that may make us liable to governmental entities or private parties. This may involve contamination associated with our current and former facilities, facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination. In addition, we may be liable for existing contamination related to certain of our facilities for which, in some cases, we believe third parties are liable in the event such third parties fail to perform their obligations. For further discussion of such existing contamination, see Item 1, “Business — Environmental and Other Regulation.”

Our property insurance has only partial coverage for acts of terrorism and, in the event of terrorist attack, we could lose net sales and our facilities.

As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of war and from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain full terrorism insurance, especially given the significant risks that are not covered by such insurance. Where feasible we have secured some limited terrorism insurance coverage on our property where insurers have included it in their overall programs. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities and the facilities themselves, and could become liable for any contamination or for personal or property damage due to exposure to hazardous materials caused by any catastrophic release that may result from a terrorist attack.

We have significant debt, which could adversely affect our ability to operate our business.

As of December 31, 2004, we had total outstanding debt of approximately $298.1 million, and we expect our annual interest expense for 2005 to be approximately $25.0 million and our current debt maturities during such period to be $1.2 million. With each 1% increase in the average interest rate on our floating rate debt, the amount of our annual debt service would increase by approximately $0.5 million. This debt represented approximately 27.9% of our total capitalization. As of December 31, 2004, we had $185.9 million of available capacity under our $200 million credit facility and we may borrow thereunder to fund working capital or other needs in the near term. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

•	a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on our debt and will not be available for other purposes, including the payment of dividends;

•	we may not be able to pay the regular quarterly dividend that we currently intend to pay;

•	we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	our less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations;

•	we may be exposed to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which would result in higher interest expense in the event of increases in interest rates; and

•	we could be more vulnerable in the event of a downturn in our business that would leave us less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and pay cash dividends will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, we may not be able to refinance any of our indebtedness, including our credit facility, our term loan and our senior notes, on commercially reasonable terms or at all.

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

We may pursue acquisitions, dispositions and joint ventures and other transactions that may impact our results of operations and financial condition.

We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facility and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

We may have difficulties integrating the operations of the businesses we may acquire.

If we are unable to integrate or to successfully manage businesses we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

•	we may fail to integrate the businesses we acquire into a cohesive, efficient enterprise;

•	our resources, including management resources, are limited and may be strained if we engage in a significant number of acquisitions, and acquisitions may divert our management’s attention from initiating or carrying out programs to save costs or enhance revenues; and

•	our failure to retain key employees and contracts of the businesses we acquire.

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	production capacities;

•	expected cyclical recovery in the olefins and vinyls industries;

•	our ability to borrow additional funds under our credit facility;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	timing of and capital expenditures related to any additional capacity at our Geismar, Louisiana facility.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Risk Factors” and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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

Many of such factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item 2. Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities. Our Lake Charles and Calvert City facilities have been pledged to secure our term loan.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Calvert City, Kentucky(1)	PVC, VCM, chlorine, caustic soda, ethylene
Geismar, Louisiana(2)	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Van Buren, Arkansas	PVC pipe
Bristol, Indiana	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(3)	Window, patio door and fence components
Pawling, New York	Window, patio door and fence components

(1)	We lease a portion of our Calvert City facilities.

(2)	We started the EDC plant at Geismar in the fourth quarter of 2003. We have begun a phased start-up of our VCM and PVC facilities in Geismar, Louisiana. The first phase of the start-up commenced in December 2004, consisting of starting up the VCM plant and one train of the PVC plant. Any start-up of future phases will be determined by market conditions at the time.

(3)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, Louisiana, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.4 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 485 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. Our styrene monomer plant is being modernized with state-of-the-art technology and underwent debottlenecking in the second quarter of 2003 for additional capacity.

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

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 410 million pounds of chlorine and 450 million pounds of caustic soda per year. In 2002, we modernized and expanded our chlorine plant by replacing the mercury cell technology with a more efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 800 million pounds per year.

In 2002, we acquired a vinyls facility in Geismar, Louisiana which is situated on 184 acres on the Mississippi River. The facility was purchased for $5 million in cash plus a percentage of future earnings not to exceed $4 million. The site includes a PVC plant with a potential capacity of 600 million pounds per year and a VCM plant with a potential capacity of 600 million pounds per year with related EDC capacity. We started the EDC portion of the facility in the fourth quarter of 2003. The first phase of the start-up at our VCM and PVC facilities in Geismar, Louisiana commenced in December 2004, consisting of one PVC train with approximately 300 million pounds of capacity per year and one VCM train of 300 million pounds of capacity per year. Any start-up of future phases will be determined by market conditions at the time.

We currently operate eleven fabricated products plants, consisting of eight PVC pipe plants, a fence and deck plant and two window and patio door profiles plants. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. One of our profiles plants is located in Calgary, Alberta and the other is in Pawling, New York. The combined capacity of our fabricated products plants is 900 million pounds per year. Our Pawling, New York plant and Calgary, Alberta facilities also fabricate fence components.

We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expired on December 31, 2004. We have reached an agreement in principle with the affiliate to extend the lease, also at market rates, and are finalizing the contractual terms. See Note 14 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2004 pursuant to Regulation 14A with respect to our 2005 annual meeting of stockholders (the “Proxy Statement”).

Item 3. Legal Proceedings

In connection with the purchase of our Calvert City facilities in 1997, we acquired 10 barges that we use to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of our barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. We appealed the forfeiture order with the Coast Guard and, in June 1999, we filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and we were able to use the barges pending resolution of our appeal with the Coast Guard. In October 2003, the Coast Guard issued notice that it would not change its regulations. As a result, we sought legislative relief through a private bill which passed the U.S. Congress, and was signed into law on August 9, 2004. We have settled the litigation without penalty or other sanctions, and the case was dismissed on November 17, 2004.

In October 2003, we filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which we supplied and we supply to CITGO hydrogen that we generate as a co-product in our ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against us, asserting that CITGO had overpaid us for hydrogen due to our allegedly faulty sales meter and that we are obligated to reimburse CITGO for the overpayments. In January 2004, we filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. Our claim against CITGO is approximately $8.1 million plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against us is approximately $7.8 million plus interest at the prime rate plus two percentage points and attorneys’ fees. The parties held a mediation conference in April 2004 at which they agreed to conduct further discovery with a view towards holding another mediation conference to attempt to settle their disputes. Subsequently, the parties have held high-level executive discussions regarding a settlement. We can offer no assurance that a settlement can be achieved, and if none can be achieved, we intend to vigorously pursue our claim against CITGO and our defense of CITGO’s counterclaim.

In December 2003, we were served with a petition as a defendant in a suit in state court in Denver, Colorado, brought by International Window — Colorado, Inc., or IWC, against several other parties. As the suit relates to us, IWC claimed that we breached an exclusive license agreement by supplying window-profiles products into a restricted territory and that we improperly assisted a competitor of IWC, resulting in lost profits to IWC and a collapse of IWC’s business. IWC claimed damages against us of $5.4 million, subsequently reduced to $1.7 million. We settled this case with IWC for a lesser amount on February 16, 2005.

In addition to the matters described above and under Item 1, “Business — Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Albert Chao (age 55). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.

James Chao (age 57). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us and served as our first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University. Mr. Chao is a trustee of Thunderbird, The Garvin School of International Management.

Ruth I. Dreessen (age 49). Ms. Dreessen has been our Senior Vice President and Chief Financial Officer since June 2003. She was employed by JPMorgan Chase & Company for 21 years where she last served as Managing Director of the Global Chemicals Group. She was formerly a member of the board of Georgia Gulf Corporation and is currently a member of the board of Better Minerals & Aggregates Corporation. She received her undergraduate degree from New College of Florida and a Masters in International Affairs from Columbia University.

David R. Hansen (age 54). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has over 28 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Wayne D. Morse (age 62). Mr. Morse has been a Senior Vice President since 1994 and was named Senior Vice President, Vinyls and Manufacturing in January 2003. In July 2004, he was named Senior Vice President, Vinyls. Mr. Morse joined us in 1990 after 23 years of service with Goodrich Corporation. He held the position of Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/ VCM operations. Since joining us, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

Tai-li Keng (age 56). Ms. Keng has been our Vice President and Treasurer since June 2003. She was appointed Treasurer in 2002 and previously served as Manager, Banking and Investments from 1996 to 2002. Ms. Keng joined us in 1992 after nine years in commercial banking, where she last served as a Vice President of NationsBank and its predecessors. Ms. Keng is a graduate of the National Taiwan University and the State University of New York. She holds a Masters in International Management from Thunderbird, The Garvin School of International Management.

George J. Mangieri (age 54). Mr. Mangieri has been our Vice President and Controller since joining us in April 2000. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Jeffrey L. Taylor (age 51). Mr. Taylor has been our Vice President, Polyethylene, since January 2003. Mr. Taylor joined us in March 2002 as Manager, PE Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager — Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Stephen Wallace (age 58). Mr. Wallace joined us in December 2003 as our Vice President and General Counsel and was elected Secretary in July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

Warren W. Wilder (age 47). Mr. Wilder has been our Vice President, Olefins and Styrene, since January 2003. Mr. Wilder joined us in January 2000 as Vice President, Planning and Business Development, and in February 2001, he was appointed Vice President, Polyethylene. Prior to joining us, he was an executive with Koch Industries, Inc. for over 10 years where he held positions in planning and business development, finance, operations and general management, including Vice President, Koch Hydrocarbons from 1996 to 1999. Mr. Wilder holds a B.S. in Chemical Engineering from the University of Washington and an M.B.A. from the University of Chicago.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of March 3, 2005, there were 175 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2004
4th Quarter	$34.02	$21.76	$0.02125
3rd Quarter	$22.75	$14.65	N/A
2nd Quarter	N/A	N/A	N/A
1st Quarter	N/A	N/A	N/A

Year Ended December 31, 2003
4th Quarter	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A
1st Quarter	N/A	N/A	N/A

Year Ended December 31, 2002
4th Quarter	N/A	N/A	N/A
3rd Quarter	N/A	N/A	N/A
2nd Quarter	N/A	N/A	N/A
1st Quarter	N/A	N/A	N/A

We completed the initial public offering of our common stock in August 2004.

Our credit facility, term loan agreement and the indenture governing our 8¾% notes due 2011 restrict our ability to pay dividends or other distributions on our equity securities. We do not currently expect these restrictions to materially limit our ability to pay regular quarterly dividends.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	471,226	$14.50	5,855,774
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	471,226	$14.50	5,855,774

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Recent Sale of Unregistered Securities

On July 31, 2003, we issued $380 million of 8¾% senior notes due 2011 to Credit Suisse First Boston LLC, Bank of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., and other initial purchasers in transactions exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. We exchanged the original senior notes for new registered senior notes with substantially identical terms in January 2004.

Immediately prior to our initial public offering in August 2004, an internal restructuring of our parent entities took place which led to the issuance and exchanges of our equity securities. Immediately prior to our initial public offering, TTWF LP, a Delaware limited partnership, was our sole stockholder. Additional information concerning the restructuring appears in Note 1 of our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,985,353	$1,423,034	$1,072,627	$1,087,033	$1,392,276
Gross profit (loss)	303,185	121,952	80,569	(29,921)	198,924
Selling, general and administrative expenses	60,238	57,014	64,258	53,203	62,038
Gain on sale of assets	(2,049)
Gain on legal settlement	—	(3,162)	—	—	—
Impairment of long-lived assets(1)	1,830	2,285	2,239	7,677	10,777

Income (loss) from operations	243,166	65,815	14,072	(90,801)	126,109
Interest expense	(39,350)	(38,589)	(35,044)	(35,454)	(37,281)
Debt retirement cost	(15,791)	(11,343)	—	—	—
Other income, net(2)	2,637	7,620	6,769	8,916	1,866

Income (loss) before income taxes	190,662	23,503	(14,203)	(117,339)	90,694
Provision for (benefit from) income taxes	69,940	8,747	(7,141)	(45,353)	35,695

Net income (loss)	$120,722	$14,756	$(7,062)	$(71,986)	$54,999

Earnings per share information(3):
Basic	$2.19	$0.30	$(0.14)	$(1.45)	$1.11
Diluted	$2.18	$0.30	$(0.14)	$(1.45)	$1.11
Weighted average shares outstanding
Basic	55,230,786	49,499,395	49,499,395	49,499,395	49,499,395
Diluted	55,355,442	49,499,395	49,499,395	49,499,395	49,499,395

Balance Sheet Data (end of period):
Cash and cash equivalents	$43,396	$37,381	$11,123	$79,095	$11,529
Working capital(4)	421,723	197,715	158,993	138,211	117,818
Total assets	1,592,453	1,370,113	1,309,245	1,308,858	1,374,645
Total debt	298,089	537,289	533,350	540,855	425,559
Minority interest	—	22,100	22,100	22,100	19,700
Stockholders’ equity	769,397	445,603	428,519	430,752	504,203
Cash dividends declared per share	$0.02125	$—	$—	$—	$—

Other Operating Data:
Cash flow from:
Operating activities	$150,781	$78,087	$(21,326)	$26,370	$173,377
Investing activities	(79,963)	(41,581)	(38,686)	(76,500)	(87,693)
Financing activities	(64,803)	(10,248)	(7,690)	117,696	(83,286)
Depreciation and amortization	81,075	87,293	88,018	81,690	78,757
Capital expenditures	52,710	44,931	43,587	76,500	78,893
EBITDA(5)	311,087	149,385	108,859	(195)	206,732

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Millions of pounds)
External Sales Volume
Olefins Segment
Polyethylene	1,330	1,280	1,199	1,076	1,213
Ethylene, styrene and other	1,138	861	767	1,054	1,062
Vinyls Segment
Fabricated finished products	660	517	543	501	437
VCM, PVC, and other	1,097	1,120	1,184	1,099	1,029

(1)	In 2004, we recognized a $1,314 impairment charge in the Vinyls segment related to a PVC plant that is not in service and written down to its estimated fair market value less commission as determined by third-party valuation. Also in 2004, we recognized a $516 impairment charge related to an adjustment to fair market value of Olefins segment assets. The 2003 impairments related primarily to idled styrene assets and other miscellaneous assets written down to fair market value. The 2002 impairment related to a ceased product business. Impairments in 2001 and 2000 related primarily to assets that were acquired but never placed in service.

(2)	Other income, net is composed of interest income, insurance proceeds, income and expenses related to our accounts receivable securitization facility which was terminated in July 2003, equity income, management fee income and other gains and losses.

(3)	Does not reflect the issuance of common stock in exchange for preferred stock as part of the internal reorganizations immediately prior to our initial public offering.

(4)	Working capital equals current assets less current liabilities.

(5)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
EBITDA	$311,087	$149,385	$108,859	$(195)	$206,732
Less:
Income tax (provision) benefit	(69,940)	(8,747)	7,141	45,353	(35,695)
Interest expense	(39,350)	(38,589)	(35,044)	(35,454)	(37,281)
Depreciation and amortization	(81,075)	(87,293)	(88,018)	(81,690)	(78,757)

Net income (loss)	$120,722	$14,756	$(7,062)	$(71,986)	$54,999

Changes in operating assets and liabilities	(41,156)	48,245	(19,137)	133,779	74,602
Equity in income of unconsolidated subsidiary	(1,379)	(1,510)	(770)	(1,138)	(8)
Deferred income taxes	65,188	7,112	(4,716)	(45,779)	32,951
Impairment of long-lived assets	1,830	2,285	2,239	7,677	10,777
Write-off of debt issuance cost	4,153	7,343	—	—	—
Gain from disposition of fixed assets	(218)	(2,903)	(2,259)	—	—
Amortization of debt issue costs	2,097	887	—	—	—
Provision for doubtful accounts	(456)	1,872	10,379	3,817	56

Cash flow from operating activities	$150,781	$78,087	$(21,326)	$26,370	$173,377

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

Consumption of the basic chemicals that we manufacture in the commodity portions of our ethylene and vinyls processes has increased significantly over the past 30 years. Our Olefins and Vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. We believe that the industry is currently emerging from a down cycle that resulted from significant new capacity additions in the past several years, combined with soft demand resulting from the global economic recession. Currently, no significant new olefins or vinyls capacity additions are expected in North America until the end of 2006. Operating rates and margins began to improve during 2003, and increased as economic growth improved and excess capacity was absorbed. These factors resulted in increased margins in 2003 and 2004.

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

Significant volatility in raw material costs tends to put pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers seek relief in the form of lower sales prices. These dynamics are particularly pronounced during periods of excess industry capacity and contributed to the trough conditions experienced by the chemical industry and us in 2001 and 2002. We typically do not enter into significant hedging arrangements with respect to prices of raw materials.

In 2001 and 2002, we experienced two periods of dramatically increased raw material costs. In 2001, natural gas prices spiked to a high of $9.98 per million BTUs, or mmbtu, as compared to a three year average of $3.57 per mmbtu between 1999 and 2001. Prices for natural gas declined, but spiked again in 2002 to a high of $4.14 per mmbtu. As a result of weak industry conditions, in most cases we were unable to fully pass these raw material price increases through to customers and our margins declined. In 2003, we experienced another natural gas price spike with prices averaging $5.50 per mmbtu. In this period, we were able to pass higher feedstock prices through to our customers. As a result, margins improved compared to margins in 2001 and 2002. During

2004, natural gas prices continued to increase, with prices averaging $6.20 per mmbtu. In this period, we were able to pass higher feedstock prices through to our customers and the margins for many of our products improved.

Our historical results have been significantly affected by our plant production capacity, our efficient use of the capacity and our ability to increase our capacity. Since our inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of its cost of capital and its ability to improve efficiency or reduce operating costs.

Outlook

We continue to see improvements in demand and operating rates for our industry. The results have been increased product prices and improved earnings despite increased raw material and energy costs. Industry conditions continue to reflect an improving supply/demand balance going forward and we are optimistic that the industry recovery that began in 2003 will continue in the near term. Short term results, however, remain vulnerable to raw materials and energy price spikes, global and political tensions and weather conditions. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future.

Results of Operations

Segment Data

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net Sales
Olefins
Polyethylene	$601,269	$481,662	$351,399
Ethylene, styrene and other	649,985	395,306	247,636

Total olefins	1,251,254	876,968	599,035

Vinyls
Fabricated finished products	394,513	263,518	241,308
VCM, PVC, and other	339,586	282,548	232,284

Total vinyls	734,099	546,066	473,592

Total	$1,985,353	$1,423,034	$1,072,627

Intersegment Sales
Olefins	$53,668	$34,665	$28,459
Vinyls	553	753	503

Total	$54,221	$35,418	$28,962

Income (Loss) from Operations:
Olefins	$179,587	$55,298	$12,599
Vinyls	69,723	13,583	10,482
Corporate and other	(6,144)	(3,066)	(9,009)

Total	$243,166	$65,815	$14,072

Depreciation and Amortization:
Olefins	$49,213	$51,088	$51,911
Vinyls	31,671	33,118	32,347
Corporate and other	191	3,087	3,760

Total	$81,075	$87,293	$88,018

Other Income (Expense), Net:
Olefins	$(981)	$3,459	$6,837
Vinyls	121	629	555
Corporate and other(1)	(12,294)	(7,811)	(623)

Total	$(13,154)	$(3,723)	$6,769

(1)	Debt retirement costs of $15,791 and $11,343 are included in the years ended December 31, 2004 and 2003, respectively.

2004 Compared with 2003

Net Sales. Net sales increased by $562.3 million, or 39.5%, to $1,985.4 million in 2004 from $1,423.0 million in 2003. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, polyethylene, styrene, PVC pipe and caustic. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were $55.4 million higher due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These improvements were partially offset by lower sales volumes for VCM stemming mainly from a fire at our Calvert City ethylene plant in January 2004. The fire resulted in a 19-day outage for repairs and reduced VCM operating rates during that period.

Gross Margin. Gross margins increased to 15.3% in 2004 from 8.6% in 2003. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, polyethylene, styrene, PVC pipe and caustic. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced, according to CMAI, an increase of 26.0% for ethane, 29.2% for propane and 87.0% for benzene in 2004 as compared to 2003. The increases were also partially offset by the impact of the fire at the Calvert City ethylene plant. We estimate that the gross margin impact of the outage in 2004 relating to the fire was approximately $8.4 million, which was comprised of higher maintenance cost of $3.4 million, lost margin on sales of approximately $4.6 million and a write-off of equipment of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $3.2 million, or 5.7%, in 2004 as compared to 2003. The increase was due to costs related to the initial public offering and compliance with the Sarbanes-Oxley Act, higher expenses for employee bonuses, increased sales commissions and increased SG&A costs resulting from the Bristolpipe acquisition. These higher costs were partially offset by the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer and lower provisions for doubtful accounts. Provisions for doubtful accounts decreased by $2.3 million in 2004 as compared to 2003.

Gain on Sale of Asset. During the fourth quarter of 2004, we sold a co-generation unit that was included in purchase of the Geismar assets. We recognized a $2.0 million gain from the sale of those assets.

Gain on Legal Settlement. In 2003 we received and recognized $3.2 million in income resulting from a legal settlement with a software vendor.

Impairment of Long-Lived Assets. Impairment of long-lived assets was $1.8 million in 2004 compared to $2.3 million in 2003. The impairment in 2004 was related to an idled PVC plant in Pace, Florida in the Vinyls segment ($1.3 million) that was written down to its estimated sales value less commissions and styrene assets in our Olefins segment ($0.5 million) which were written down to their remaining fair market value. The impairments in 2003 related primarily to idled styrene and ethylene assets charged to the Olefins segment of approximately $1.6 million, which were replaced. An additional $0.7 million charged to the corporate segment relates to equipment held for sale that was adjusted to fair market value.

Interest Expense. Interest expense increased $0.8 million in 2004 compared to 2003. The increase was primarily due to an increase in the average interest rate from 7.1% in 2003 to 7.4% in 2004 and an increase in the amortization of debt issuance costs, which were partially offset by lower average debt balances.

Debt Retirement Cost. As a result of the redemption of $133.0 million aggregate principal amount of 8¾% senior notes due July 15, 2011 and repayment of $78.0 million of our term loan, we recognized $15.8 million in non-operating expense in 2004, consisting of a pre-payment premium on our 8¾% senior notes of $11.6 million and a write-off of $4.2 million in previously capitalized debt issuance cost. We recognized $11.3 million in non-operating expense in 2003, which related to our refinancing transaction described below under “— Liquidity and

Capital Resources — Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

Other Income, Net. Other income, net decreased by $5.0 million from income of $7.6 million in 2003 to income of $2.6 million in 2004. The decrease was primarily the result of derivative losses of $3.7 million in 2004, lower insurance proceeds of $0.6 million and lower income from unconsolidated subsidiaries.

Income Taxes. The effective income tax rate was 36.7% in 2004 as compared to 37.2% in 2003. The effective tax rates in 2004 and 2003 are higher than the statutory tax rate primarily due to state taxes.

Olefins Segment

Net Sales. Net sales increased by $374.3 million, or 42.7%, to $1,251.3 million in 2004 from $877.0 million in 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 28.0% in 2004 as compared to 2003. These increased prices and sales volumes were primarily due to higher industry demand. Selling prices were also higher largely due to higher raw material costs that were passed through to customers. Ethylene, polyethylene, and styrene sales volumes increased by 39.6%, 3.9%, and 24.7%, respectively, largely due to higher demand.

Income from Operations. Income from operations increased by $124.3 million to $179.6 million in 2004 from $55.3 million in 2003. This increase was primarily due to price increases and higher sales volumes for ethylene, polyethylene and styrene, partially offset by higher raw material costs for ethane, propane and benzene.

Vinyls Segment

Net Sales. Net sales increased by $188.0 million, or 34.4%, to $734.1 million in 2004 from $546.1 million in 2003. This increase was primarily due to price increases for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe and caustic. Average selling prices for the Vinyls segment increased by 34.4% in 2004 as compared to 2003. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC pipe sales were higher largely due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These increases were partially offset by lower sales volumes for VCM. While PVC pipe sales volumes increased by 31.5%, VCM sales volumes decreased by 7.8% primarily due to the outage resulting from the Calvert City plant fire in January 2004.

Income from Operations. Income from operations increased by $56.1 million to $69.7 million in 2004 from $13.6 million in 2003. This increase was primarily due to higher selling prices for PVC pipe, PVC resin and VCM and higher sales volumes for PVC pipe and caustic. These increases were partially offset by the impact of the fire in our Calvert City ethylene unit. The ethylene unit experienced a 19-day outage for repairs relating to the fire in January 2004.

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

Gross Margin. Gross margins increased to 8.6% in 2003 from 7.5% in 2002. This improvement was primarily the result of higher prices and was partially reduced by higher energy and feedstock costs and lower sales volumes for PVC pipe and resin.

Selling, General and Administrative Expenses. SG&A expenses decreased $7.2 million in 2003 as compared to 2002. The decrease was primarily due to a decrease in the provision for doubtful accounts of $8.5 million, which was partially offset by higher payroll and benefits of $1.3 million due to increased head count and bonuses.

Gain on Legal Settlement. In 2003 we received and recognized $3.2 million in income resulting from a legal settlement with a software vendor.

Impairment of Long-Lived Assets. Impairment of long–lived assets was $2.3 million in 2003 compared to $2.2 million in 2002. The impairments in 2003 related primarily to idled styrene and ethylene assets charged to the Olefins segment of approximately $1.6 million, which were replaced. An additional $0.7 million charged to the corporate segment relates to equipment held for sale that was adjusted to fair market value. The 2002 impairment was for assets related to a product in our Vinyls business that we no longer manufacture.

Interest Expense. Interest expense increased $3.5 million in 2003 as compared to 2002. The increase was primarily due to an increase in the average interest rate from 6.6% in 2002 to 7.1% in 2003 and an increase in the amortization of debt issuance costs.

Debt Retirement Costs. We recognized $11.3 million in non-operating expense in the third quarter of 2003, which related to our refinancing transaction described below under “ — Liquidity and Capital Resources — Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

Other Income, Net. Other income, net increased by $0.9 million in 2003 as compared to 2002 primarily as a result of insurance proceeds of $1.0 million related to a fire at one of our ethylene plants in 2002, higher equity income from our unconsolidated subsidiary of $0.7 million and a small derivative gain of $0.04 million (compared to a derivative loss of $0.7 million in 2002). These increases were partially offset by reduced management fees of $0.8 million and lower interest income of $0.9 million.

Income Taxes. The effective income tax rate was 37.2% in 2003 as compared to 50.3% in 2002. The effective tax rate in 2002 was higher than the statutory rate and the 2003 effective tax rate due to the settlement of state tax examination issues.

Olefins Segment

Net Sales. Net sales increased by $277.9 million, or 46.4%, to $877.0 million in 2003 from $599.0 million in 2002. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes of ethylene and polyethylene, partially offset by lower styrene sales volumes. Average selling prices for the Olefins segment increased by 29.1% as compared to 2002. These increased prices were due to higher demand and higher energy and raw material costs that were passed through to customers. Ethylene and polyethylene sales volumes increased by 30.0% and 6.8%, respectively, largely due to higher demand while styrene sales volumes decreased by 2.0% due to a planned 30-day shut-down at our Lake Charles styrene facility for maintenance.

Income from Operations. Income from operations increased by $42.7 million to $55.3 million in 2003 from $12.6 million in 2002. This increase was due to price increases for ethylene, polyethylene and styrene, partially offset by higher raw material costs of ethane, propane and benzene and higher energy costs. The increase was also due to higher sales volumes for ethylene and polyethylene and higher production volume for ethylene. In the first quarter of 2002, one ethylene unit was down for 44 days due to a fire while the other unit ran at a reduced rate throughout the quarter due to furnace metallurgical failures, which were subsequently resolved.

Vinyls Segment

Net Sales. Net sales increased by $72.5 million, or 15.3%, to $546.1 million in 2003 from $473.6 million in 2002. This increase was primarily due to price increases for PVC pipe, PVC resin, VCM and caustic, partially offset by lower PVC pipe and resin sales volumes and lower VCM sales volumes. Average selling prices for the Vinyls segment increased by 22.4% in 2003 as compared to 2002. These price increases resulted from higher feedstock and energy costs that were passed through to customers. The PVC pipe and PVC resin sales volumes were lower by 3.2% and 1.7%, respectively, primarily due to heavy rainfall in the first six months of 2003 in the Midwest and Southeast regions resulting in slower activity in the construction sector. VCM sales, which were also impacted by these weather problems, were adversely impacted by an outage at a major customer due to the blackout in the Northeast in August 2003. VCM sales volumes were 7.8% lower in 2003 as compared to 2002.

Income from Operations. Income from operations increased by $3.1 million to $13.6 million in 2003 from $10.5 million in 2002. This increase was primarily due to price increases for PVC pipe and fence, PVC resin, VCM and caustic. These price increases were partially offset by lower sales volumes for PVC pipe, PVC resin and VCM and higher raw material costs for propane and chlorine. Additionally, VCM production and sales volumes were adversely impacted by an outage at a major customer as described above.

Cash Flows

Operating Activities

Operating activities provided cash of $150.8 million in 2004 compared to $78.1 million in 2003. The $72.7 million increase in cash flows from operating activities in 2004 as compared to 2003 was primarily due to improvements in income from operations, as described above, partially offset by unfavorable changes in working capital. Income from operations increased by $177.4 million in 2004 as compared to 2003. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $115.0 million in 2004, compared to $9.8 million cash used in 2003, an increase of $105.2 million. In 2004, receivables increased by $39.3 million largely due to higher selling prices and sales volumes while inventory increased by $119.1 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities increased by $42.3 million. The primary reason for the $9.8 million use of cash in 2003 related to working capital components was a $57.3 million increase in receivables, a $9.9 million increase in inventories partially offset by a $6.3 million decrease in prepaid expenses and an increase of $51.0 million in accounts payable and accrued liabilities. The increase in receivables was mainly due to higher average selling prices and sales volumes. The increase in inventories was primarily due to higher production and higher feedstock and energy prices. The decrease in prepaid expenses related to feedstock purchases made in December 2002. The increase in accounts payable and accrued liabilities was primarily due to higher energy and raw material costs.

Operating activities provided cash of $78.1 million in 2003 compared to a use of cash of $21.3 million in 2002. The $99.4 million improvement in cash flows from operating activities in 2003 as compared to 2002 was primarily due to improvements in income from operations, as described above, and favorable changes in working capital. These increases were partially offset by a $4.0 million make-whole premium payment in connection with the refinancing described below. Changes in components of working capital used cash of $9.8 million in 2003, compared to $95.9 million cash used in 2002, an improvement of $86.1 million. In 2003, receivables increased by $57.3 million due to higher average selling prices and sales volumes and the termination of our receivables securitization facility as described below, while inventory increased by $9.9 million, primarily due to higher feedstock and energy prices. The resulting effect on operating cash flows was offset by a $51.0 million increase in accounts payable and accrued liabilities, primarily due to increased inventory and higher energy and feedstock costs. A $6.3 million reduction in prepaid expenses in 2003 was related to feedstock purchases in the fourth quarter of 2002. The primary reason for the $95.9 million use of cash in 2002 related to working capital components was a $54.2 million increase in receivables, a $42.6 million increase in inventories and an $11.9 million increase in prepaid expenses, partially offset by an increase in accounts payable. The increase in receivables was due to higher average selling prices and sales volumes. The increase in inventories was due to higher production and higher feedstock and energy prices. The increase in prepaid expenses was due to feedstock purchases made in December 2002.

Investing Activities

Net cash used in investing activities was $80.0 million in 2004 as compared to $41.6 million in 2003 and $38.7 million in 2002. We made capital expenditures in 2004 of $52.7 million for refurbishment and upgrades related to the January 2004 fire at the Calvert City ethylene plant ($2.6 million), technological modifications at the Geismar facility ($15.5 million) and maintenance capital, safety and environmental related projects ($34.6 million). The acquisition of business of $33.3 million related to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These expenditures were partially offset by $3.3 million of proceeds from the disposition of assets and $2.8 million of insurance proceeds. We made capital expenditures in 2003 of $44.9 million primarily related to maintenance, safety and environmental projects. These expenditures were partially offset by $3.3 million of insurance proceeds. We made capital expenditures in 2002 of $43.6 million related to operational improvements, maintenance capital, safety and environmental projects, the completion of the conversion of the Calvert City chlorine plant from mercury cell to membrane technology and $5.0 million related to the acquisition of the Geismar facility. These expenditures were partially offset by $4.9 million of insurance proceeds received in 2002.

Financing Activities

Financing activities used cash of $64.8 million in 2004, compared to $10.2 million in 2003 and $8.0 million in 2002. In August 2004 we completed the initial public offering of our common stock (the “IPO”). Net proceeds from the IPO of $181.2 million and cash generated from operating activities were used to repay $244.9 million of debt and affiliate borrowings in 2004. See “Liquidity and Capital Resources” below. In 2003, we incurred $14.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt. In 2002, our affiliates contributed $6.0 million to fund the purchase of the Geismar facility from Borden Chemical Limited Partnership. Also, during 2002, we repaid $5.8 million in borrowings with available cash on hand and incurred $9.4 million in costs associated with the debt refinancing completed in that year.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $43.4 million at December 31, 2004 compared to $37.4 million at December 31, 2003. We believe the December 31, 2004 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. As of December 31, 2004, our long-term debt, including current maturities, totaled $298.1 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $40.2 million senior secured term loan due in 2010, and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates.

On August 16, 2004, we completed the IPO. Net proceeds from the IPO were $181.2 million. We used the proceeds from the IPO along with available cash on hand to redeem $133.0 million aggregate principal amount of our 8¾% senior notes due July 15, 2011, to repay $28.0 million of our senior secured term loan maturing in July 2010 and to repay in full a $27.0 million bank loan. As a result of the early payment on the 8¾% senior notes, we recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a pre-

payment premium on the 8¾% senior notes of $11.6 million and a write-off of $3.0 million in previously capitalized debt issuance cost. In addition, we repaid $50.0 million of our senior secured term loan on December 30, 2004 and incurred an additional $1.1 million of non-operating expense related to the write-off of previously capitalized debt issuance costs.

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

The refinancing consisted of:

•	$380.0 million in aggregate principal amount of 8¾% senior notes due 2011;

•	$120.0 million senior secured term loan due in 2010; and

•	$21.0 million in borrowings under a new $200.0 million senior secured working capital revolving credit facility due in 2007.

We incurred approximately $14.1 million in costs associated with the refinancing that were capitalized and are being amortized over the term of the new debt.

The 8¾% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes.

At inception, the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. We used the proceeds from the IPO to prepay $28.0 million of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets. As of September 30, 2004, we and our lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan now bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan. We repaid $50 million of the term loan on December 30, 2004.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years.

The revolving credit agreement was amended on February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable margin by 0.5% of the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate our operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2008. We had standby letters of credit outstanding at December 31, 2004 of $14.1 million and $185.9 million of available borrowing capacity under this facility.

The agreements governing the 8¾% senior notes, the term loan, and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. The 8¾% senior notes indenture and the term loan do not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such distribution, together with the aggregate amount of all other restricted payments since July 31, 2003 is less than the sum of 50% of our consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements have been delivered (the percentage will be increased to 100% if and for so long as the 8¾% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to our common equity capital or from the issuance or sale of equity securities, plus $25 million. The amount under this restriction was $85.4 million at December 31, 2004. Our revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $100 million. None of these agreements require us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2004 relating to long-term debt, operating leases, unconditional purchase obligations and operating leases, other long-term liabilities and interest payments for the next five years and thereafter, after giving effect to the refinancing transaction described above.

	Payment Due by Period
	Total	2005	2006-2007	2008-2009	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$298.1	$1.2	$2.4	$36.6	$257.9
Operating leases	147.1	19.5	36.9	32.1	58.6
Unconditional purchase obligations	56.4	9.6	16.4	14.5	15.9
Other long-term liabilities included in the balance sheet	9.4	3.1	6.3	—	—
Interest payments	169.5	27.2	53.4	51.5	37.4

Total	$680.5	$60.6	$115.4	$134.7	$369.8

Other Commercial Commitments
Standby letters of credit	$14.1	$14.1	$—	$—	$—

Long-Term Debt. Long-term debt amortization is based on the contractual terms of the debt agreements in place at December 31, 2004.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases) for various periods.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase nitrogen, wastewater treatment services and pipeline usage.

Other Long-Term Liabilities. The amounts represent a technology license used to produce LLDPE and HDPE. The license requires us to make annual payments of $3.1 million through May 2007. The amounts do not include pension liabilities, post-retirement medical liabilities, deferred charges and other items due to the uncertainty of the future payment schedule. Pension and post-retirement liabilities totaled $22.2 million as of December 31, 2004.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2004 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt revenue bonds and (2) other letters of credit totaling $2.8 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, accruals for long-term employee benefits, transfer of financial assets, inventories, accounts receivable and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the audited consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

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

The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $81.1 million, $87.3 million, and $88.0 million in 2004, 2003 and 2002, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. During 2003 and 2002, cash expenditures of $14.0 million, and $16.3 million, respectively, were deferred and are being amortized, generally over three to five year periods. There were no major turnarounds in 2004. Amortization in 2004, 2003 and 2002 of previously deferred turnaround costs was $6.4 million, $5.1 million, and $5.0 million, respectively. As of December 31, 2004, capitalized turnaround costs, net of accumulated amortization, totaled $11.1 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Note 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and assumptions are made about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. While we believe that the amounts recorded in the consolidated financial statements appearing elsewhere in this Form 10-K related to these retirement plans are based on the best estimates and judgments available, the actual outcomes could differ from these estimates.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

Additional information on the key assumptions underlying these benefit costs appears in Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Our transfers of financial assets related to securitization transactions with a former special purpose entity, or SPE, meeting the SFAS 140 definition of a QSPE. A QSPE can generally be described as an entity with significantly limited powers that are intended to limit it to passively holding financial assets and distributing cash flows based upon established terms. Based upon the guidance in SFAS 140, we were not required to and did not consolidate our QSPE. Rather, we accounted for involvement with our QSPE under a financial components approach in which we recognize only our retained interest in assets transferred to the QSPE. We accounted for such retained interests at fair value with changes in fair value reported in earnings. As discussed under “ — Liquidity and Capital Resources — Debt,” we terminated our securitization facility in conjunction with our refinancing transaction.

Inventories. Inventories primarily include product, materials and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out, or FIFO, method. The use of other methods, such as LIFO, could result in differing amounts being reported as inventories and cost of sales depending on price changes and sales turnover levels.

Allowance for Doubtful Accounts. In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense of that amount. Estimating this amount requires us to analyze the financial strength of our customers, and, in our analysis, we combine the use of historical experience, our accounts receivable aged trial balance and specific collectibility analysis. We review our allowance for doubtful accounts quarterly. Balances over 90 days past due and accounts determined by our analysis of financial strength of customers to be high risk are reviewed individually for collectibility. By its nature, such an estimate is highly subjective and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated.

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 17 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Recent Accounting Pronouncements

In August 2002, the Financial Accounting Standards Board, or the FASB, issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This statement requires: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset must be recognized as a liability when incurred and the amount of the liability be initially measured at fair value, (b) an entity must recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows and (c) upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. As of December 31, 2004, we did not have legal or contractual obligations to close any of our facilities. Our adoption of SFAS 143 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding SFAS 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Our adoption of SFAS 145 on January 1, 2003 did not have a material impact on our consolidated results of operations, cash flow or financial position. As discussed under “—Liquidity and Capital Resources—Debt,” we completed a refinancing of substantially all of our outstanding long-term debt on July 31, 2003. As a result of the refinancing, we recognized $11.3 million in non-operating expense in the third quarter of 2003, consisting of the $4.0 million make-whole premium and $7.3 million in previously capitalized debt issuance costs. As a result of the redemption of the senior notes and repayment of the term loan in 2004, we recognized $15.8 million in non-operating expense in 2004, consisting of a $11.6 million prepayment premium and a write-off of $4.2 million in previously capitalized debt issuance cost.

In December 2003, the FASB issued Interpretation No. 46R, Consolidations of Variable Interest Entities, an interpretation of ARB No. 51. We are required to comply with the consolidation requirements of FIN No. 46R. The application of FIN No. 46R did not have a material impact on our consolidated results of operations, cash flows or financial position.

In March 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into, modified or designated as hedges after June 30, 2003. We have adopted this standard as of July 1, 2003 and it did not have a significant effect on our consolidated results of operations, cash flows or financial position.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement will be effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted SFAS 150 as of July 1, 2003, and its adoption did not have a significant effect on our consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of

2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. We are currently evaluating whether such deduction may be available to us and its impact on our consolidated financial statements. We anticipate that we will recognize the tax benefit of such deductions, if any, beginning in 2005.

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provision. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Act, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors or retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Medicare Act did not have a significant effect on our financial statements. Through December 31, 2004, the accumulated post retirement benefit obligation and the net periodic post retirement benefit costs reflect any potential benefit associated with the subsidy.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006. We are currently evaluating the effect the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at the date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. We have not yet determined the method of adoption or the effect of adoption or the effect of not adopting SFSA 123R, and we have not determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFSA 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” — EITF Issue No. 03-13, ratified in November 2004, provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a period for reassessment. EITF Issue No. 03-13 is effective for fiscal periods beginning after December 15, 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2004, a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $0.8 million. At December 31, 2004, we had no open derivative positions related to natural gas. Additional information concerning derivative commodity instruments appears in Note 11 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2004, we had variable rate debt of $51.1 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $51.1 million as of December 31, 2004 was 3.9%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.5 million. Also, at December 31, 2004, we had $247.0 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows appearing on pages 47 to 88 present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page 91 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 15, 2005

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$43,396	$37,381
Accounts receivable, net	234,247	178,633
Inventories, net	319,816	180,760
Prepaid expenses and other current assets	8,689	7,994
Deferred income taxes	65,790	8,079

Total current assets	671,938	412,847
Property, plant and equipment, net	855,052	879,688
Equity investment	18,082	17,101
Other assets, net	47,381	60,477

Total assets	$1,592,453	$1,370,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$146,890	$93,404
Accrued liabilities (includes $0 and $5,477 of related party notes in 2004 and 2003, respectively)	102,125	93,528
Current portion of long-term debt	1,200	28,200

Total current liabilities	250,215	215,132
Long-term debt	296,889	509,089
Deferred income taxes	235,161	136,524
Other liabilities (includes $0 and $226 of related party notes at December 31, 2004 and 2003, respectively)	40,791	41,665

Total liabilities	823,056	902,410

Commitments and contingencies (Notes 9 and 17)
Minority interest	—	22,100
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value; 0 and 120 shares issued and outstanding in 2004 and 2003, respectively	—	12,000
Common stock, $0.01 par value, 150,000,000 shares authorized; 64,896,488 and 49,499,395 shares issued and outstanding in 2004 and 2003, respectively	649	495
Additional paid-in capital	420,124	205,011
Retained earnings	348,689	229,346
Minimum pension liability, net of tax	(1,739)	(1,547)
Cumulative translation adjustment	1,674	298

Total stockholders’ equity	769,397	445,603

Total liabilities and stockholders’ equity	$1,592,453	$1,370,113

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands of dollars except per share data)
Net sales	$1,985,353	$1,423,034	$1,072,627
Cost of sales	1,682,168	1,301,082	992,058

Gross profit	303,185	121,952	80,569
Selling, general and administrative expenses	60,238	57,014	64,258
Gain on sale of assets	(2,049)	—	—
Gain on legal settlement	—	(3,162)	—
Impairment of long-lived assets	1,830	2,285	2,239

Income from operations	243,166	65,815	14,072
Other income (expense)
Interest expense	(39,350)	(38,589)	(35,044)
Debt retirement cost	(15,791)	(11,343)	—
Other income, net	2,637	7,620	6,769

Income (loss) before income taxes	190,662	23,503	(14,203)
Provision for (benefit from) income taxes	69,940	8,747	(7,141)

Net income (loss)	$120,722	$14,756	$(7,062)

Earnings (loss) per common share:
Basic	$2.19	$0.30	$(0.14)

Diluted	$2.18	$0.30	$(0.14)

Weighted average shares outstanding:
Basic	55,230,786	49,499,395	49,499,395
Diluted	55,355,442	49,499,395	49,499,395

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Minimum Pension Liability Net of Tax	Cumulative Foreign Currency Exchange	Total
	(in thousands of dollars)
Balances at December 31, 2001	$12,000	49,499,395	$495	$199,011	$221,652	$(671)	$(1,735)	$430,752
Net loss	—	—	—	—	(7,062)	—	—	(7,062)
Other comprehensive (loss) income	—	—	—	—	—	(1,335)	164	(1,171)

Total comprehensive loss	—	—	—	—	—	—	—	(8,233)
Capital contribution from stockholders	—	—	—	6,000	—	—	—	6,000

Balances at December 31, 2002	12,000	49,499,395	495	205,011	214,590	(2,006)	(1,571)	428,519
Net income	—	—	—	—	14,756	—	—	14,756
Other comprehensive income	—	—	—	—	—	459	1,869	2,328

Total comprehensive income	—	—	—	—	—	—	—	17,084

Balances at December 31, 2003	12,000	49,499,395	495	205,011	229,346	(1,547)	298	445,603
Net income	—	—	—	—	120,722	—	—	120,722
Other comprehensive (loss) income	—	—	—	—	—	(192)	1,376	1,184

Total comprehensive income	—	—	—	—	—	—	—	121,906
Preferred stock exchange	(12,000)	2,005,881	20	34,080	—	—	—	22,100
Common stock issuance	—	13,391,212	134	181,033	—	—	—	181,167
Dividends paid	—	—	—	—	(1,379)	—	—	(1,379)

Balances at December 31, 2004	$—	64,896,488	$649	$420,124	$348,689	$(1,739)	$1,674	$769,397

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$120,722	$14,756	$(7,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	81,075	87,293	88,018
Provision for (recovery of) doubtful accounts	(456)	1,872	10,379
Amortization of debt issue costs	2,097	887	—
Gain from disposition of fixed assets	(218)	(2,903)	(2,259)
Write-off of debt issuance cost	4,153	7,343	—
Impairment of long-lived assets	1,830	2,285	2,239
Deferred income taxes	65,188	7,112	(4,716)
Equity in income of unconsolidated subsidiary	(1,379)	(1,510)	(770)
Changes in operating assets and liabilities
Accounts receivable	(39,315)	(57,270)	(54,196)
Inventories	(119,056)	(9,894)	(42,639)
Prepaid expenses and other current assets	1,055	6,303	(11,884)
Accounts payable	30,816	25,197	14,475
Accrued liabilities	11,487	25,828	(1,650)
Other, net	(7,218)	(29,212)	(11,261)

Total adjustments	30,059	63,331	(14,264)

Net cash provided by (used for) operating activities	150,781	78,087	(21,326)

Cash flows from investing activities
Additions to property, plant and equipment	(52,710)	(44,931)	(43,587)
Acquisition of business	(33,294)	—	—
Proceeds from disposition of assets	3,256	—	—
Proceeds from insurance claims	2,785	3,350	4,901

Net cash used for investing activities	(79,963)	(41,581)	(38,686)

Cash flows from financing activities
Proceeds from issuance of common stock	192,652	—	—
Common stock issuance costs	(11,485)	—	—
Dividends paid	(1,379)	—	—
Equity contribution from affiliates	—	—	6,000
Proceeds from affiliate borrowings	336	32	3,388
Repayments of affiliate borrowings	(5,727)	(370)	(2,213)
Proceeds from borrowings	—	723,975	113,890
Repayments of borrowings	(239,200)	(719,783)	(119,648)
Capitalized debt costs	—	(14,102)	(9,377)

Net cash used for financing activities	(64,803)	(10,248)	(7,960)

Net increase (decrease) in cash and cash equivalents	6,015	26,258	(67,972)
Cash and cash equivalents at beginning of period	37,381	11,123	79,095

Cash and cash equivalents at end of the year	$43,396	$37,381	$11,123

Supplemental cash flow information
Interest paid	$40,330	$20,849	$32,077
Income taxes paid	$4,188	$566	$95

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Basis of Financial Statements

During the third quarter of 2004, Westlake Chemical Corporation (“WCC”) consummated a reorganization designed to simplify its ownership structure. Westlake Polymer & Petrochemical, Inc. (“WPPI”) and Gulf Polymer & Petrochemical, Inc. (“GPPI”), WCC’s former direct and indirect parent companies, respectively, both merged into WCC, which survived the mergers, effective August 6, 2004 and August 4, 2004, respectively (collectively, the “Transactions”).

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

The accompanying consolidated financial statements reflect the mergers and the stock split described above (but not the exchange of preferred stock for common stock) as if they had occurred prior to January 1, 2002. The “Company” refers to the legal entity resulting from the Transactions.

The Company operates as an integrated petrochemical manufacturer and plastics fabricator. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, which may not be rapidly passed to all customers.

Principles of Consolidation

The consolidated financial statements include the accounts of WCC and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest. Investments in entities in which the Company has a significant ownership interest, generally 20% to 50%, and in entities in which the Company has greater than 50% ownership, but due to contractual agreement or otherwise does not exercise control, are accounted for using the equity method. Intercompany balances and transactions are eliminated. The Company owns a 43% interest in a PVC joint venture in China. Undistributed earnings from the joint venture included in retained earnings is $3,828 as of December 31, 2004. This joint venture is accounted for using the equity method.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

Allowance for Doubtful Accounts

The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Company believes are unlikely to be collected. Estimating this amount requires analysis of the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

financial strength of the Company’s customers, the use of historical experience, the Company’s accounts receivable aged trial balance, and specific collectibility analysis. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and high risk accounts as determined by the analysis of financial strength of customers are reviewed individually for collectibility.

Inventories

Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or average method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments which extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $143 and $398 in 2004 and 2002, respectively. No interest was capitalized in 2003. Repair and maintenance costs are charged to operations as incurred. Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment	25
Other	3-7

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

Impairment of Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and indefinite-lived intangible assets are no longer amortized, but are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS 144. The Company has no reported goodwill at December 31, 2004 and 2003. Adoption of SFAS 142 did not have a material effect on consolidated results of operations, cash flows or financial position of the Company.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Turnaround Costs

Turnaround costs are deferred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from 3-5 years. Deferred turnaround costs are presented as a component of other assets, net.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2004 and 2003, the net exchange balances payable of $2,668 and $2,182, respectively, are included in accrued liabilities.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride products and polyvinyl chloride pipe products. The Company performs periodic credit evaluations of the customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential losses.

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

Earnings per Share

The Company applies the provisions of Financial Accounting Standards Board SFAS 128, Earnings Per Share (EPS), which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

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

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using current market quotes. See Note 9 for a summary of the carrying value and fair value of derivative instruments.

During 2004, 2003 and 2002, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2004, 2003 and 2002 were included in earnings.

Environmental Costs

Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. In assessing environmental liabilities, no off-set is made for potential insurance recoveries. Recognition of any joint and several liabilities is based upon the Company’s best estimate of its final pro rata share of the liability.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

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

The Company’s transfer of financial assets related to securitization transactions with a former special purpose entity meeting the SFAS 140 definition of a QSPE. A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms. Based upon the guidance in SFAS 140, the Company was not required to and did not consolidate such QSPE. Rather, the Company accounted for its involvement with QSPEs under a financial components approach in which the Company recognized only its retained interest in assets transferred to the QSPE. The Company accounted for such retained interests at fair value with changes in fair value reported in earnings. In July 2003, the Company terminated its accounts receivable securitization facility (see Note 5).

Other

Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 8) are amortized over periods ranging from 3 to 15 years using the straight-line method.

Reclassifications

Certain reclassifications have been made to amounts previously reported on the consolidated statement of operations and on the consolidated statement of cash flows to conform to classifications adopted in 2004.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt as of December 31, 2004 differs from the carrying value due to the issuance of fixed rate senior notes in 2003. See Note 11 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated using current market quotes from external sources.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2002, the Financial Accounting Standards Board, (the “FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This statement requires: (a) an existing legal obligation associated with the retirement of a tangible long-lived asset to be recognized as a liability when

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

incurred and the amount of the liability be initially measured at fair value, (b) an entity to recognize subsequent changes in the liability that result from the passage of time and revisions in either the timing or amount of estimated cash flows and (c) upon initially recognizing a liability for an asset retirement obligation, an entity to capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. As of December 31, 2004, the Company did not have legal or contractual obligations to close any of our facilities. The Company’s adoption of SFAS 143 on January 1, 2003 did not have a material impact on its consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding SFAS 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS 145 on January 1, 2003 did not have a material impact on its consolidated results of operations, cash flow or financial position. As discussed in Note 9, the Company completed a refinancing of substantially all of its outstanding long-term debt on July 31, 2003. As a result of the refinancing, the Company recognized $11,343 in non-operating expense in the third quarter of 2003, consisting of $4,000 make-whole premium and $7,343 in previously capitalized debt issuance costs. As a result of the redemption of our senior notes and repayment of the term loan in 2004, we recognized $15,790 in non-operating expense in 2004, consisting of a $11,637 pre-payment premium in connection with the redemption of senior notes and a write-off of $4,153 in previously capitalized debt issuance cost.

In December 2003, the FASB issued Interpretation No. 46R, Consolidations of Variable Interest Entities, an interpretation of ARB No. 51. The Company is required to comply with the consolidation requirements of FIN No. 46R. The Company has determined that application of FIN No. 46R does not have a material impact on its consolidated results of operations, cash flows or financial position.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS 150 as of July 1, 2003, and its adoption did not have a significant effect on the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. The Company is currently evaluating whether such deduction may be available to it and its impact on the Company’s consolidated financial statements. The Company anticipates that it will recognize the tax benefit of such deductions, if any, beginning in 2005.

FASB Staff position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No.109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No.109. The Company has not yet completed evaluating the impact of the repatriation provision. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Act, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equaling 28% of certain prescription drug claims for sponsors or retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Medicare Act did not have a significant effect on the Company’s consolidated results of operations, or financial condition. Through December 31, 2004, the accumulated post retirement benefit obligation and the net periodic post retirement benefit costs reflect any potential benefit associated with the subsidy.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. The Company has not yet determined the method of adoption or the effect of adoption of SFAS 123R, and it has not determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” — (“EITF Issue No. 03-13”), ratified in November 2004 provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a period for reassessment. EITF Issue No. 03-13 is effective for fiscal periods beginning after December 15, 2004.

2. Stock-Based Compensation

The Company’s 2004 Omnibus Incentive Plan authorizes the board of directors to grant awards, including stock options, restricted stock and stock units, to employees and directors that consist of grants of common stock or units denominated in common stock. In the third quarter of 2004 the Company granted options to purchase 475,716 shares of common stock. The exercise price of the options was the market price on the date of grant ($14.50) and the options become exercisable in equal amounts on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The Company also granted 156,800 restricted stock units in the third quarter of 2004 to employees valued at $14.50 per unit. The restricted stock units will vest when held for six months, subject to continuous employment, and each unit will become one share of common stock upon vesting.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

each stock option for 2004 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004:

December 31, 2004
Risk-free interest rate	4%
Expected life	10
Expected volatility	28%
Expected dividend yield	0.6%

Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

December 31, 2004
Compensation expense	$386
Provision for income taxes	142

Total, net of taxes	$244

Had compensation expense been determined consistently with the provisions of SFAS 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

December 31, 2004
Net income
As reported	$120,722
Pro forma	$120,478
Basic and diluted earnings per share
As reported:
Basic	$2.19
Diluted	$2.18
Pro forma:
Basic	$2.19
Diluted	$2.18

3. Earnings (loss) per Share

There are no adjustments to “Net income (loss)” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	December 31,
	2004	2003	2002
Weighted average common shares—basic	55,231	49,499	49,499
Plus incremental shares from assumed conversion:
Options	67	—	—
Restricted stock units	57	—	—

Weighted average common shares—diluted	55,355	49,499	49,499

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2004	2003
Accounts receivable—trade	$230,554	$177,396
Accounts receivable—affiliates	966	1,264
Allowance for doubtful accounts	(6,106)	(6,901)

	$225,414	$171,759

Taxes receivable	328	1,129
Accounts receivable—other	8,505	5,745

Accounts receivable, net	$234,247	$178,633

5. Westlake AR Corporation

In August 1997, the Company established Westlake AR Corporation (“WARC”), an unconsolidated subsidiary and QSPE. WARC’s activities were legally limited to purchasing the Company’s accounts receivable, selling undivided ownership interests in the accounts receivable and collecting and distributing proceeds related to the receivables. In July 2003, in conjunction with the refinancing of the Company’s debt (see Note 9), the Company terminated its accounts receivable securitization facility by repurchasing all accounts receivable previously sold to its unconsolidated accounts receivable securitization subsidiary.

In October 1997, the Company entered into a Receivable Transfer Agreement to sell accounts receivable to WARC, which, under a separate agreement, agreed to sell up to $49,500 of revolving undivided ownership interests in those accounts receivable to an unrelated financial institution. As a result of certain of the Company’s subsidiaries merging into Delaware limited liability partnerships, an amended and restated Receivable Transfer Agreement was executed on February 12, 2001. As of December 31, 2002, the undivided ownership interest in the receivables was $15,100. At December 31, 2002, $91,059 had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable. The Company retained a beneficial interest in those receivables. The fair value of the beneficial interests approximated the carrying value of the receivables. The amount of receivables sold fluctuated based upon the availability of the receivables and was directly affected by changing business volume and credit risks. The Company guaranteed certain amounts due by WARC under its agreement with the financial institution. The carrying amount of the Company’s exposure related to guarantees for WARC’s loan was $15,100 as of December 31, 2002.

The Company sold receivables to WARC at a discount of approximately 2% and received certain servicing fees from WARC. During the years ended December 31, 2003 and 2002, the Company recognized discount expense of $5,632 and $3,600, respectively, and servicing fees of $6,724, and $4,732, respectively, within other income, net in the statement of operations.

In addition to purchasing receivables from the Company and utilizing the Company to service and collect its receivables, as well as fund the expenditures, WARC had an agreement with the Company whereby WARC’s cash balance in excess of $250 was swept nightly into an account controlled by the Company.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

6. Inventories

Inventories consist of the following at December 31:

	2004	2003
Finished Products	$172,056	$107,928
Feedstock, additives, and chemicals	129,715	56,281
Materials and supplies	26,552	24,840

	328,323	189,049
Allowance for inventory obsolescence	(8,507)	(8,289)

Inventory, net	$319,816	$180,760

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2004	2003
Land	$12,049	$11,159
Buildings and improvements	80,129	75,126
Plant and equipment	1,321,086	1,315,163
Other	82,902	79,084

	1,496,166	1,480,532
Less: Accumulated depreciation	(674,547)	(630,726)

	821,619	849,806
Construction in progress	33,433	29,882

Property, plant and equipment, net	$855,052	$879,688

Depreciation expense on plant and equipment of $68,028, $73,868 and $74,040 is included in cost of sales in the consolidated statement of operations in 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, the Company recognized write-downs of plant and equipment amounting to $1,830, $2,285 and $2,239, respectively. The write-downs have been reflected in the consolidated statements of operations. The write-downs represent the amount necessary to adjust the carrying value of certain plant and equipment to its net realizable value. The impairments in 2002 relate to the Vinyls segment. During the fourth quarter of 2002, the Company announced plans to address the changing market conditions impacting the polyethylene pipe business and recognized an asset impairment charge of $1,783 to reflect the property and equipment associated with this business at its estimated fair value. In addition, $457 of obsolete tooling equipment was retired in 2002. The impairments in 2003 relate primarily to idled styrene and ethylene assets charged to the Olefins segment of approximately $1,544, which were replaced. An additional $741 charged to the corporate segment relates to equipment held for sale that was adjusted to fair market value. In 2004, the Company recognized a $1,314 impairment charge in the Vinyls segment related to a polyvinyl chloride plant that is not in service and written down to its estimated fair market value less commission as determined by third party valuation. Also in 2004, the Company recognized a $516 impairment charge relating to an adjustment to fair market value of certain Olefins segment assets.

Insurance recoveries related to casualty losses at the Company’s Olefins and Vinyls facilities amounted to $2,785, $3,350 and $4,901 in 2004, 2003 and 2002, respectively. These insurance recoveries net of related property costs have been recorded in other income, net in the consolidated statements of operations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

8. Other Assets

Other assets consist of the following:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Life
Intangible Assets:
Technology Licenses	$42,618	$(24,715)	$17,903	$42,618	$(20,904)	$21,714	15
Debt Issuance Cost	9,251	(2,227)	7,024	14,102	(887)	13,215	7
Turnaround Costs	22,771	(11,652)	11,119	23,409	(7,875)	15,534	4
Other	8,207	(3,086)	5,121	5,191	(2,681)	2,510	3

Total Intangible Assets	82,847	(41,680)	41,167	85,320	(32,347)	52,973
Note receivable from affiliate	5,100	—	5,100	6,292	—	6,292
Other	1,114	—	1,114	1,212	—	1,212

Total Other Assets	$89,061	$(41,680)	$47,381	$92,824	$(32,347)	$60,477

Amortization expense on other assets of $15,144, $14,312 and $13,978 is included in the consolidated statement of operations in 2004, 2003 and 2002, respectively.

Scheduled amortization of these intangible assets for the next five years is as follows: $11,515, $7,812, $5,601, $4,868 and $3,405 in 2005, 2006, 2007, 2008 and 2009, respectively.

9. Long-Term Debt

Indebtedness consists of the following at December 31:

	2004	2003
8¾% senior notes due in 2011	$247,000	$380,000
Term loan	40,200	119,400
Bank loan	—	27,000
Loan related to tax-exempt revenue bond	10,889	10,889

	$298,089	$537,289
Less: Current portion of long-term debt	(1,200)	(28,200)

	$296,889	$509,089

On August 16, 2004 the Company completed its initial public offering of common stock (“IPO”). Net proceeds from the IPO were $181,167. The Company used the proceeds from the IPO along with available cash on hand to redeem $133,000 aggregate principal amount of its 8¾% senior notes due July 15, 2011, to repay $28,000 of its senior secured term loan maturing in July 2010 and to repay in full a $27,000 bank loan. As a result of the early payment on the 8¾% senior notes, the Company recognized $14,685 in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on the notes of $11,637 and a write-off of $3,047 in previously capitalized debt issuance cost. In addition, in the fourth quarter of 2004, the Company repaid an additional $50,000 of its senior term loan and incurred an additional $1,106 of non-operating expense related to the write-off of previously capitalized debt issuance costs.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

On July 31, 2003, the Company completed a refinancing of substantially all of its outstanding long-term debt. The Company used net proceeds of $506,900 from the refinancing to:

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

The refinancing consisted of:

•	$380,000 in aggregate principal amount of 8¾% senior notes due 2011;

•	$120,000 senior collateralized term loan due in 2010; and

•	$21,000 in borrowings under a new $200,000 senior collateralized working capital revolving credit facility due in 2007.

The Company incurred approximately $14,102 in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt.

The 8¾% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption, and holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries are guarantors of the senior notes. See Note 20.

At inception, the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $300 are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. The Company used the proceeds from the IPO to prepay $28,000 of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by the Company’s Lake Charles and Calvert City facilities and some related intangible assets. As of September 30, 2004, the Company and its lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan now bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit agreement was amended on February 24, 2004, June 22, 2004 and November 30, 2004 to,

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

among other things, lower the applicable margin by 0.5% of the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate the Company’s operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2008. The Company had standby letters of credit outstanding at December 31, 2004 of $14,106 and $185,894 of available borrowing capacity under this facility.

The agreements governing the 8¾% senior notes, the term loan and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. The 8¾% senior notes indenture and the term loan do not allow dividend distributions unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other restricted payments since July 31, 2003, is less than the sum of 50% of the Company’s consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements have been delivered (which percentage will be increased to 100% so long as the 8¾% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of equity securities, plus $25,000. The amount under this restriction was $85,360 at December 31, 2004. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $100,000. None of the agreements require the Company to maintain specified financial ratios, except that the Company’s revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50,000 for three consecutive business days, or below $35,000 at any time. In addition, the 8 ¾% senior notes indenture, the term loan and the revolving credit facility restrict the ability of the Company to create liens, to engage in certain affiliate transactions and to engage in sales leaseback transactions.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 in tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for its new ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2003 and 2004 was 1.2% and 2.1%, respectively. In conjunction with the loan agreement, the Company entered into a letter of credit reimbursement agreement and obtained a letter of credit from a bank in the amount of $11,268. The letter of credit was replaced as part of the 2003 refinancing, and will expire in June 2005.

The Company entered into a $300,000 revolving credit facility in 1996 with a syndicate of banks. As discussed below, the agreement was amended in June 2002. Prior to the amendment, at the Company’s option, interest with respect to this revolving credit agreement accrued at a rate equal to the adjusted Eurodollar rate, or the higher of the adjusted federal funds rate or adjusted prime rate, as defined, and was payable at the end of each interest period or quarterly. The weighted-average interest rate under the revolving credit facility, as of December 31, 2002, was 5.4%. As discussed above, this revolving credit facility was refinanced in July 2003.

In March 1998, the Company entered into a $150,000 term loan with a group of banks. As discussed below, the agreement was amended in June 2002. Prior to the amendment, at the Company’s option, interest on the debt

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

accrued at the adjusted Eurodollar rate or at a rate equal to the higher of the adjusted federal funds rate or prime rate, as defined, and was payable at the end of each interest period or quarterly. The outstanding term loan as of December 31, 2002 was $113,957. The weighted-average interest rate as of December 31, 2002 was 5.6%. As discussed above, this term loan was refinanced in July 2003.

The Company issued $85,000 of senior notes (Series A Notes) to a group of private investors in 1994. In accordance with the original terms the Series A Notes were due in four equal annual installments beginning February 14, 2001. Interest accrued at the fixed rate of 8.51% and was payable semi-annually. As discussed above, these notes were repaid in connection with the refinancing in July 2003.

The Company issued $150,000 of senior notes (Series B Notes) to a group of private investors in 1995. Interest accrued at the fixed rate of 7.51% and was payable semi-annually. In accordance with the original terms, principal was due in six equal semiannual payments beginning November 30, 2004. As discussed above, these notes were repaid in connection with the refinancing in July 2003.

The weighted average interest rate on the borrowings at December 31, 2004 and 2003 was 7.9% and 7.4%, respectively.

The aggregate maturities of long-term debt are as follows:

2005	$1,200
2006	1,200
2007	1,200
2008	1,200
2009	35,400
Thereafter	257,889

$298,089

10. Stockholders’ Equity

In the third quarter of 2004, the Company completed the IPO. The net proceeds from the stock offering of $181,167, after deducting underwriting fees and offering expenses, together with cash on hand, were used to pay down debt.

As described in Note 1 “Basis of Financial Statements”, the Company consummated a reorganization and a stock split during the third quarter of 2004. The reorganization included the exchange of preferred stock for common stock, including the preferred stock of a subsidiary of the Company which was previously classified as minority interest.

On November 11, 2004, the Company’s board of directors declared a dividend of $0.02125 per share to holders of its common stock aggregating approximately $1,379.

Common Stock

Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors. There are no cumulative voting rights. Accordingly, holders of a majority of the total votes entitled to vote in an election of directors will be able to elect all of the directors

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

standing for election. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of the common stock will share equally on a per share basis any dividends when, as and if declared by the board of directors out of funds legally available for that purpose. If the Company is liquidated, dissolved or wound up, the holders of the Company’s common stock will be entitled to a ratable share of any distribution to stockholders, after satisfaction of all the Company’s liabilities and of the prior rights of any outstanding class of the Company’s preferred stock. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock.

Preferred Stock

In connection with the mergers described in Note 1, the Company’s charter has been amended to authorize the issuance of shares of preferred stock. The Company’s board of directors has the authority, without shareholder approval, to issue preferred shares from time to time in one or more series, and to fix the number of shares and terms of each such series. The board may determine the designations and other terms of each series including dividend rates, whether dividends will be cumulative or non-cumulative, redemption rights, liquidation rights, sinking fund provisions, conversion or exchange rights and voting rights.

Series A Non-Voting Preferred Stock

At December 31, 2003, the Company had currently outstanding to affiliates Series A non-voting preferred stock. Holders of the preferred stock were entitled to receive such dividends as might be declared by the board of directors of the Company (although none were ever declared). The preferred stock had a liquidation value over the common stock of $100 per share plus all declared but unpaid dividends and was redeemable at the option of the Company at $100 per share plus declared and unpaid dividends. As discussed in Note 1, the Series A non-voting preferred stock was exchanged for common stock of WCC in the third quarter of 2004.

11. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. Usually, such derivatives are for terms of less than one year. In 2004, 2003 and 2002, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2004, 2003 and 2002 were included in earnings.

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

The Company had a net loss of $3,750 in connection with commodity derivatives for the year ended December 31, 2004 compared to a net gain of $36 and a net loss of $737 for the years ended December 31, 2003 and 2002, respectively. Risk management asset balances of $50 and $3,040 were included in accounts receivable, and risk management liability balances of $3,765 and $-0- were included in accrued liabilities in the Company’s balance sheets as of December 31, 2004 and 2003, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

At December 31, 2004, the fair value of the natural gas futures and propane forward contracts were obtained from a third party. The fair and carrying value of the Company’s derivative commodity instruments and financial instruments is summarized below:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$(3,721)	$(3,721)	$2,675	$2,675
Other options/futures contracts	6	6	365	365

Financial Instruments:
8¾% senior notes due 2011	$247,000	$278,493	$380,000	$416,100

12. Income Taxes

The components of income (loss) before taxes for the years ended December 31 are as follows:

	2004	2003	2002
Domestic	$186,372	$19,744	$(17,191)
Foreign	4,290	3,759	2,988

	$190,662	$23,503	$(14,203)

The Company’s income tax provision (benefit) for the years ended December 31 consists of the following:

	2004	2003	2002
Current
Federal	$2,944	$642	$—
State	1,245	163	(2,425)
Foreign	571	830	—

	4,760	1,635	(2,425)

Deferred
Federal	60,413	6,602	(5,385)
State	5,284	347	(283)
Foreign	(517)	163	952

	65,180	7,112	(4,716)

Total provision (benefit)	$69,940	$8,747	$(7,141)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

An analysis of the Company’s effective income tax rate for the years ended December 31 follows:

	2004	2003	2002
Provision (benefit) for federal income tax at statutory rate	$66,722	$8,226	$(4,971)
State income tax provision (benefit) net of federal income tax effect	4,244	306	(185)
Foreign tax	54	993	952
Foreign earnings	(1,587)	(1,391)	(1,105)
Environmental assessment	—	—	596
Settlement of outstanding risk obligations	—	—	(2,206)
Other, net	507	613	(222)

	$69,940	$8,747	$(7,141)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2004	2003
AMT credit carryforward	$31,881	$28,537
Net operating loss carryforward	22,717	89,065
Investments	—	1,125
Accruals	10,078	7,431
Allowance for doubtful accounts	2,571	2,617
Inventory	5,549	—
Other	3,778	3,008

Deferred taxes assets—total	76,574	131,783
Property, plant and equipment	(245,753)	(258,764)
Inventory	—	(1,464)
Other	(192)	—

Deferred tax liabilities—total	(245,945)	(260,228)

Total net deferred tax liabilities	$(169,371)	$(128,445)

At December 31, 2004, the Company had federal and state tax net operating loss carryforwards of approximately $38,044 and $470,056, respectively, which will expire in varying amounts between 2010 and 2021 and are subject to certain limitations on an annual basis. Management believes the Company will realize the full benefit of the net operating loss carryforwards before they expire. The Company also has an AMT carryforward of $31,881 which does not expire. Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $5,263 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. During 2004, the Company increased deferred tax assets by $24,150 and property, plant and equipment by $21,133 to properly reflect recorded temporary differences relative to previous business combinations. The offsetting adjustments, representing depreciation expense, were $1,901 after tax.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

13. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 15% of their annual compensation. The Company matches the first 6% of such employee contributions at rates which vary by subsidiary. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2004, 2003 and 2002, the Company charged approximately $2,102, $1,875 and $1,905, respectively, to expense for these contributions.

Further, within the defined contribution savings plan the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2004, 2003 and 2002, the Company charged approximately $2,225, $2,002 and $1,908, respectively, to expense for these contributions.

The Company has noncontributory defined benefit pension plans which cover substantially all salaried and all wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the funding requirements of federal law and regulations. In 2005, the Company expects to contribute $6,074 to these plans. The accumulated benefit obligation was $27,163, $22,100 and $17,564 at December 31, 2004, 2003 and 2002, respectively. The aggregate benefit obligation in excess of the aggregate fair value of the plan assets resulted in an unfunded benefit obligation of $7,436, $4,866 and $4,490 at December 31, 2004, 2003 and 2002, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company provides post-retirement healthcare benefits to the employees of three subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$27,342	$21,689	$20,492	$19,070	$21,396	$18,155
Service cost	1,029	830	807	381	401	403
Interest cost	1,736	1,529	1,385	420	398	446
Actuarial (gain) loss	1,104	3,937	(424)	1,649	(2,456)	648
Benefits paid	(732)	(643)	(571)	(559)	(669)	(569)
Plan amendment	1,592	—	—	—	—	2,313

Benefit obligation, end of year	$32,071	$27,342	$21,689	$20,961	$19,070	$21,396

Change in plan assets
Fair value of plan assets beginning of year	17,233	13,074	12,070	—	—	—
Actual return	1,555	2,387	(550)	—	—	—
Employer contribution	1,670	2,415	2,125	559	669	569
Benefit paid	(732)	(643)	(571)	(559)	(669)	(569)

Fair value of plan assets end of year	$19,726	$17,233	$13,074	$—	$—	$—

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Reconciliation of funded status
Funded status	$(12,344)	$(10,109)	$(8,615)	$(20,961)	$(19,070)	$(21,396)
Unrecognized net actuarial loss	5,966	5,403	2,729	5,160	3,751	6,408
Unamortized transition obligation	—	—	—	797	911	1,025
Unamortized prior period service cost	1,539	223	549	1,893	2,160	2,426

Net amount recognized	$(4,839)	$(4,483)	$(5,337)	$(13,111)	$(12,248)	$(11,537)

Amount recognized in the statement of financial position consist of
Accrued benefit liability	$(9,138)	$(7,161)	$(7,790)	$(13,111)	$(12,248)	$(11,537)
Intangible assets	1,539	223	447	—	—	—
Accumulated other comprehensive loss before taxes	2,760	2,455	2,006	—	—	—

	$(4,839)	$(4,483)	$(5,337)	$(13,111)	$(12,248)	$(11,537)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$1,029	$830	$807	$381	$401	$403
Interest cost	1,736	1,529	1,385	420	398	446
Expected return on plan assets	(1,419)	(1,258)	(1,121)	—	—	—
Net amortization	680	459	406	621	581	840

Net periodic benefit cost	$2,026	$1,560	$1,477	$1,422	$1,380	$1,689

Weighted average assumptions as of year end
Discount rate	5.8%	6.0%	7.0%	5.0%	5.0%	5.5%
Expected return on plan assets	8.0%	8.0%	9.0%	—	—	—
Rate of compensation increase	4.0%	5.0%	4.5%	—	—	—

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

	2004	2003	2002
Estimated future benefits payments
Year 1	$732	$643	$572
Year 2	$865	$736	$643
Year 3	$983	$854	$736
Year 4	$1,116	$967	$840
Year 5	$1,274	$1,096	$954
Year 6 to 10	$8,551	$7,489	$6,608

With an average rate of return below 8.0% for 2004, the Company has decided to leave the return on asset assumption at 8.0% as of January 1, 2005. This decision is based on input from the Company’s third-party independent actuary and the pension fund trustee, projecting near-term returns of 12% to 14% from equities, and 3% to 4% from fixed income investments.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

	Pension Benefit— Salaried			Pension Benefit— Wage
	2004	2003	2002	2004	2003	2002
Asset allocation for years ended:
Cash	1%	1%	1%	1%	1%	2%
Fixed income	38%	38%	48%	38%	38%	44%
Equity	61%	61%	51%	61%	61%	54%

	100%	100%	100%	100%	100%	100%

The Company adopted a “balanced” asset allocation model (investment policy) of 50% equities and 50% fixed income in response to the market downturn during 2001 and 2002. As the market improved during 2003 and 2004, the pension fund investment policy allowed the pension fund trustee a 10% discretionary range in the asset allocation model, which allows the trustee to shift to approximately 60% equities and 40% fixed income. The Company expects the 50/50 investment policy to remain for the near future.

Westlake Chemical Corporation 2004 Omnibus Incentive Plan

In connection with the Transactions described in Note 1, the board of directors of the Company adopted, and the stockholders approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 plan became effective upon the closing of the IPO.

Under the 2004 Plan, all employees of the Company, as well as individuals who have agreed to become the Company’s employees prior to six months of the date of grant, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Awards under the 2004 Plan may be granted singly, in combination, or in tandem.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

14. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2004, 2003 and 2002, the Company incurred and paid lease payments of approximately $1,434, $1,409 and $1,512, respectively.

The Company utilized Peerless Agency, Inc. (“Peerless”), an affiliated party, as an insurance agent and paid Peerless $93 and $1,026 for the years ended December 31, 2003 and 2002, respectively. The arrangement was terminated in 2003.

In March 2000, the Company loaned an affiliated party $2,000. Principal and interest payments will be repaid in twelve semi-annual installments which commence in January 2005. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received from the original loan from 1997 through 2001. Principal payments totaling $858 were received from the affiliated party in 2004. Interest payments of $517, $847, and $1,350 were received in 2004, 2003 and 2002, respectively, and included in other income, net in the consolidated statement of operations. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

During the years ended December 31, 2004, 2003 and 2002, the Company and subsidiaries charged affiliates $1,231, $1,389 and $2,204, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $889, $926 and $1,056 as of December 31, 2004, 2003 and 2002, respectively are included in accounts receivable in the accompanying consolidated balance sheets.

The Company issued various promissory notes to Gulf United Investments Corporation, an affiliate of the Company, totaling $5,391. The balances of these notes were paid off in December 2004, as well as the associated interest charged at the prime rate.

The Company issued $336 of promissory notes to Westlake Industries, Inc., an affiliate of the Company. The balance of these notes, as well as the associated interest charged at the prime rate, was paid off in September 2004.

In 2000, Westlake International Investments Corporation, one of the Company’s non-guarantor subsidiaries, issued a $2,000 promissory note to Gulf United Investments Corporation, one of the Company’s affiliates. In 2002, accrued interest was added to the principal and a new $2,266 promissory note was issued with a maturity date of August 2004. As of December 31, 2002, the principal balance of the note was $253. The balance of the note and associated interest charged at the prime rate were paid off on December 4, 2003.

In 2002, a predecessor of Geismar Vinyls Company LP, a subsidiary of the Company, issued a $117 promissory note to Gulf United Investments Corporation. The loan accrued interest at the prime rate and was repaid in full in July 2003.

15. Acquisitions

On August 2, 2004, the Company completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. The acquisition contributed $55,366 net sales to the Company in 2004. The purchase price of the assets was $33,294, subject to adjustment. Because the Bristolpipe acquisition is immaterial to the Company’s consolidated financial statements, no pro forma disclosures are required.

In December 2002, the Company acquired an idled vinyls facility in Geismar, Louisiana for $5,000 in cash. In addition, contingent payments equal to a percentage of EBITDA during the first two years of operations, not to exceed $4,000, are to be paid by the Company. As of December 31, 2002, the acquired assets are consolidated in the accompanying financial statements. The Company has begun a phased start-up of its VCM and PVC facilities in Geismar, Louisiana. The Company acquired the EDC, VCM, and PVC plants in December 2002 and has been operating the EDC plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The first phase of the VCM and PVC start-up, which commenced in December 2004, consisted of the starting up of the VCM plant and one train of the PVC plant. The Company expects that the majority of the first phase of the PVC start-up production will be consumed internally as a result of the acquisition of the three PVC pipe plants from Bristolpipe Corporation.

16. Other Income, net

Other income, net consists of the following for the years ended December 31:

	2004	2003	2002
Management services	$1,231	$1,389	$2,204
Interest income	971	1,123	1,978
Insurance proceeds, net	2,785	2,961	1,965
WARC servicing fees, net of discount expense	—	772	1,092
Equity in income of unconsolidated subsidiary	1,379	1,510	770
WARC interest	—	97	244
Derivative gain (loss)	(3,750)	36	(737)
Other	21	(268)	(747)

	$2,637	$7,620	$6,769

17. Commitments and Contingencies

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Calvert City.

Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. In addition, the Company agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing date. The soil and groundwater at the manufacturing complex, which does not include the polyvinyl chloride facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $2,836 in 2004, and the Company expects this level of expenditures to continue for the life of the remediation. For the past several years, PolyOne has suggested that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company denied those allegations and has retained technical experts to evaluate its position. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site and, since May 2003, has withheld payment of 45% of the costs that the Company incurs to operate Goodrich’s pollution control equipment located on the property. The Company met with Goodrich representatives in July and August of 2003 to discuss Goodrich’s assertions.

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $1,781 as of December 31, 2004. Goodrich filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne, which in turn filed motions to dismiss, counterclaims against Goodrich and third-party claims against the Company. On June 8, 2004, the Company filed a motion for summary judgment on its contract claim against Goodrich. PolyOne has filed a contract claim against both Goodrich and the Company alleging conspiracy to defraud PolyOne. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004. By order dated February 24, 2005, the court extended the procedural schedule, with the trial date now set for June 2006. By order dated March 9, 2005, the court granted the Company’s motion and dismissed both of PolyOne’s cross-claims.

Administrative Proceedings. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 23, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including the Company. The Company has either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. However, settlement discussions on these matters are continuing. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal. The Company filed a motion on December 14, 2004 to intervene in that proceeding (PolyOne II). In this second proceeding, PolyOne is challenging the State’s determination that PolyOne is required to submit a major modification to the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against the Company that, if proven, might cause the Kentucky State Cabinet to demand that the Company also be added to the Goodrich permit.

On January 24, 2005, Goodrich filed a challenge (Goodrich II) to the Kentucky State Cabinet’s determination which rejected a Goodrich proposal to perform a particular soil remediation procedure. The Company has moved to intervene in PolyOne II and Goodrich II.

Goodrich and PolyOne have alleged in Goodrich I and PolyOne I that Goodrich cannot be held responsible for contamination on property they do not own. Both Goodrich and PolyOne have also alleged that the Company is responsible for contamination on the property, which the Company has denied. Discovery in Goodrich I and PolyOne I is just beginning.

In January 2004, the Kentucky State Cabinet notified the Company by letter that, due to its ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to require Goodrich to retake title to Pond 4 in the event that ownership of Pond 4 requires the Company to be added to Goodrich’s permit associated with the facility clean-up issued under RCRA. The Company believes that the letter sent by the Kentucky State Cabinet triggers the right to tender ownership of Pond 4 back to Goodrich. The Company has notified Goodrich of its obligation to accept ownership and has tendered title to Pond 4 back to Goodrich. The Company has also filed an appeal with the Kentucky State Cabinet regarding its letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit. The proposal to conduct the CCED has now been rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application pending the outcome of the litigation. On February 18, 2005, the Company also sent a demand letter to the Kentucky State Cabinet that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4.

Monetary Relief. None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the Kentucky State Cabinet described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the Kentucky State Cabinet proposed or established an allocation of the costs of remediation among the various participants. As of December 31, 2004, the aggregate amount withheld by Goodrich was approximately $1,781. Any monetary liabilities that the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

Environmental Investigations. In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (“EDC”)/vinyl chloride monomer (“VCM”), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company analyzed the NEIC report and identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the Kentucky State Cabinet would conduct an inspection of its polyvinyl chloride (“PVC”) facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA has submitted to the Company an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The Company met with the EPA on June 8 and 9, 2004 and is continuing to have settlement discussions with the agency. The EPA has also issued to the Company information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the Kentucky State Cabinet as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows. However, the Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

Legal Matters

In connection with the purchase of the Company’s Calvert City facilities in 1997, the Company acquired 10 barges that it uses to transport chemicals on the Mississippi, Ohio and Illinois Rivers. In April 1999, the U.S. Coast Guard issued a forfeiture order permanently barring the use of the Company’s barges in coastwise trade due to an alleged violation of a federal statute regarding the citizenship of the purchaser. The Company appealed the forfeiture order with the Coast Guard and, in June 1999 the Company filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the order pending resolution of the Coast Guard appeal. The D.C. Circuit granted the stay and the Company was able to use the barges pending resolution of the Company’s appeal with

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

the Coast Guard. In October 2003, the Coast Guard issued notice that it would not change its regulations. As a result, the Company sought legislative relief through a private bill which passed the U.S. Congress, and was signed into law on August 9, 2004. The Company has settled the litigation without penalty or other sanctions, and the case was dismissed on November 17, 2004.

In October 2003, the Company filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which the Company has supplied and the Company supplies to CITGO hydrogen that the Company generates as a co-product in its ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against the Company, asserting that CITGO had overpaid the Company for hydrogen due to the Company’s allegedly faulty sales meter and that the Company is obligated to reimburse CITGO for the overpayments. In January 2004, the Company filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. The Company’s claim against CITGO is approximately $8,100 plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against the Company is approximately $7,800 plus interest at the prime rate plus two percentage points and attorneys’ fees. The parties held a mediation conference in April 2004 at which they agreed to conduct further discovery with a view towards holding another mediation conference to attempt to settle their disputes. Subsequently, the parties have held high-level executive discussions regarding a settlement. The Company can offer no assurance that a settlement can be achieved, and if no settlement is achieved, the Company intends to vigorously pursue its claim against CITGO and its defense of CITGO’s counterclaim.

In December 2003, the Company was served with a petition as a defendant in a suit in state court in Denver, Colorado, brought by International Window – Colorado, Inc. (“IWC”) against several other parties. As the suit relates to the Company, IWC claimed that the Company breached an exclusive license agreement by supplying window-profiles products into a restricted territory and that the Company improperly assisted a competitor of IWC, resulting in lost profits to IWC and a collapse of IWC’s business. IWC claimed damages against the Company of approximately $5,400, subsequently reduced to approximately $1,700. The Company settled this case with IWC for a lesser amount on February 16, 2005.

In addition to the matters described above and under “— Environmental Matters,” the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2004, future minimum lease commitments were as follows:

2005	$19,538
2006	19,291
2007	17,584
2008	16,678
2009	15,460
Thereafter	58,529

$147,080

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Rental expense, net of railcar mileage credits, was approximately $20,790, $17,530, and $18,079 for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, in 1996 a subsidiary of the Company entered into an agreement with BP Chemical Ltd. to license technology used to produce LLDPE and HDPE. Under the agreement the Company makes annual payments to BP Chemical Ltd. of $3,140 through May 2007. As of December 31, 2004 and 2003, the net present value of these payments was $8,488 and $10,896, of which $5,881 and $8,488 is classified as other long-term liabilities and $2,607 and $2,408 is classified as accrued expenses, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

18. Segment and Geographic Information

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. During 2004, one customer accounted for 10.9% of net sales in the Olefins segment. No single external Olefins customer accounted for more than 10.0% of net segment sales in 2003 and 2002.

The Company’s Vinyls business manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and patio door profiles and fence. The Company’s main manufacturing complex is located in Calvert City, Kentucky. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also owns a 43% interest in a PVC joint venture in China. As discussed in Note 15, in 2002, the Company acquired a PVC and VCM manufacturing facility in Geismar, Louisiana.

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eleven regional plants. The remainder of the VCM production is sold pursuant to a contract that requires the Company to supply a minimum of 400 million pounds of VCM per year. During 2004, 2003 and 2002, one customer accounted for 16.8%, 18.9%, and 17.5%, respectively, of net sales in the Vinyls segment.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2004	2003	2002
Net Sales
Olefins
Polyethylene	$601,269	$481,662	$351,399
Ethylene, styrene and other	649,985	395,306	247,636

Total olefins	1,251,254	876,968	599,035

Vinyls
Fabricated finished products	394,513	263,518	241,308
VCM, PVC, and other	339,586	282,548	232,284

Total vinyls	734,099	546,066	473,592

	$1,985,353	$1,423,034	$1,072,627

Intersegment Sales
Olefins	$53,668	$34,665	$28,459
Vinyls	553	753	503

	$54,221	$35,418	$28,962

	Year Ended December 31,
	2004	2003	2002
Income (loss) from operations
Olefins	$179,587	$55,298	$12,599
Vinyls	69,723	13,583	10,482
Corporate and other	(6,144)	(3,066)	(9,009)

	$243,166	$65,815	$14,072

Capital expenditures
Olefins	$15,905	$23,457	$21,098
Vinyls	35,745	21,182	22,036
Corporate and other	1,060	292	453

	$52,710	$44,931	$43,587

	Year Ended December 31,
	2004	2003
Total assets
Olefins	$958,493	$898,865
Vinyls	486,197	380,726
Corporate and other	147,763	90,522

	$1,592,453	$1,370,113

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

A reconciliation of total segment income (loss) from operations to consolidated income (loss) before is as follows:

	Year Ended December 31,
	2004	2003	2002
Income (loss) from operations for reportable segments	$243,166	$65,815	$14,072
Interest expense	(39,350)	(38,589)	(35,044)
Debt retirement cost	(15,791)	(11,343)	—
Other income, net	2,637	7,620	6,769

Income (loss) before taxes	$190,662	$23,503	$(14,203)

Geographic Information

	Year Ended December 31,
	2004	2003	2002
Sales to external customers (a)
United States	$1,678,421	$1,185,624	$890,514
Foreign
Canada	244,959	192,611	150,278
Bahamas	25,083	23,895	13,375
Other	36,890	20,904	18,460

	$1,985,353	$1,423,034	$1,072,627

Long-lived assets
Unites States	$845,314	$873,240	$905,551
Foreign	9,738	6,448	5,323

	$855,052	$879,688	$910,874

(a)	Revenues are attributed to countries based on location of customer.

19. Subsequent Event

On February 21, 2005, the Company’s board of directors declared a quarterly dividend of $0.02125 per share of common stock payable on March 14, 2005 to holders of record on March 3, 2005 aggregating approximately $1,381.

20. Guarantor Disclosures

The Company’s payment obligations under its 8¾% senior notes, term loan and revolving credit facility are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of WCC, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$39,312	$70	$4,014	$—	$43,396
Accounts receivable, net	378,436	218,523	4,698	(367,410)	234,247
Inventories, net	—	311,789	8,027	—	319,816
Prepaid expenses and other current assets	10	7,331	1,348	—	8,689
Deferred income taxes	65,790	—	—	—	65,790

Total current assets	483,548	537,713	18,087	(367,410)	671,938
Property, plant and equipment, net	41	845,273	9,738	—	855,052
Investment in unconsolidated subsidiary	814,248	15,300	18,082	(829,548)	18,082
Other assets, net	44,982	32,406	6,022	(36,029)	47,381

Total assets	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Current liabilities
Accounts payable	16,302	129,916	672	—	146,890
Accrued liabilities	21,114	79,788	1,377	(154)	102,125
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	38,616	209,704	2,049	(154)	250,215
Long-term debt	286,000	408,899	5,275	(403,285)	296,889
Deferred income taxes	235,968	(1,406)	599	—	235,161
Other liabilities	12,838	27,953	—	—	40,791
Stockholders’ equity	769,397	785,542	44,006	(829,548)	769,397

Total liabilities and stockholders’ equity	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$32,101	$44	$5,236	$—	$37,381
Accounts receivable, net	486,745	176,583	7,566	(492,261)	178,633
Inventories, net	—	176,337	4,423	—	180,760
Prepaid expenses and other current assets	118	6,949	927	—	7,994
Deferred income taxes	8,079	—	—	—	8,079

Total current assets	527,043	359,913	18,152	(492,261)	412,847
Property, plant and equipment, net	—	873,240	6,448	—	879,688
Equity investment	566,540	—	17,101	(566,540)	17,101
Other assets, net	88,118	39,567	7,075	(74,283)	60,477

Total assets	$1,181,701	$1,272,720	$48,776	$(1,133,084)	$1,370,113

Current liabilities
Accounts payable	10,403	82,874	127	—	93,404
Accrued liabilities	30,106	59,113	4,324	(15)	93,528
Current portion of long-term debt	28,200	—	—	—	28,200

Total current liabilities	68,709	141,987	4,451	(15)	215,132
Long-term debt	498,200	577,426	(8)	(566,529)	509,089
Deferred income taxes	135,409	—	1,115	—	136,524
Other liabilities	11,680	29,985	—	—	41,665
Minority interest	22,100	—	—	—	22,100
Stockholders’ equity	445,603	523,322	43,218	(566,540)	445,603

Total liabilities and stockholders’ equity	$1,181,701	$1,272,720	$48,776	$(1,133,084)	$1,370,113

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,962,160	$31,327	$(8,134)	$1,985,353
Cost of sales	—	1,663,358	26,944	(8,134)	1,682,168

	—	298,802	4,383	—	303,185
Selling, general and administrative expenses	3,650	54,905	1,683	—	60,238
Gain on sale of assets	—	(2,049)	—	—	(2,049)
Impairment of long-lived assets	—	1,830	—	—	1,830

Income (loss) from operations	(3,650)	244,116	2,700	—	243,166
Interest expense	(16,380)	(22,969)	(1)	—	(39,350)
Other income (expense), net	127,300	134	1,868	(142,456)	(13,154)

Income (loss) before income taxes	107,270	221,281	4,567	(142,456)	190,662
Provision for (benefit from) income taxes	(13,452)	83,236	156	—	69,940

Net income (loss)	$120,722	$138,045	$4,411	$(142,456)	$120,722

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,401,441	$27,548	$(5,955)	$1,423,034
Cost of sales	—	1,284,304	22,733	(5,955)	1,301,082

	—	117,137	4,815	—	121,952
Selling, general and administrative expenses	1,647	53,150	2,217	—	57,014
Gain of legal settlement	—	(3,162)	—	—	(3,162)
Impairment of long-lived assets	—	2,285	—	—	2,285

Income (loss) from operations	(1,647)	64,864	2,598	—	65,815
Interest expense	(37,445)	(21,908)	—	20,764	(38,589)
Other income (expense), net	43,209	5,453	2,125	(54,510)	(3,723)

Income (loss) before income taxes	4,117	48,409	4,723	(33,746)	23,503
Provision for (benefit from) income taxes	(10,639)	18,018	1,368	—	8,747

Net income (loss)	$14,756	$30,391	$3,355	$(33,746)	$14,756

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2002

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,055,873	$21,871	$(5,117)	$1,072,627
Cost of sales	—	979,852	17,323	(5,117)	992,058

	—	76,021	4,548	—	80,569
Selling, general and administrative expenses	6,727	55,520	2,011	—	64,258
Impairment of long-lived assets	—	1,783	456	—	2,239

Income (loss) from operations	(6,727)	18,718	2,081	—	14,072
Interest expense	(33,770)	(14,499)	(101)	13,326	(35,044)
Other income (expense), net	27,553	3,931	2,184	(26,899)	6,769

Income (loss) before income taxes	(12,944)	8,150	4,164	(13,573)	(14,203)
Provision for (benefit from) income taxes	(5,882)	(2,786)	1,527	—	(7,141)

Net income (loss)	$(7,062)	$10,936	$2,637	$(13,573)	$(7,062)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flowss	$120,722	$138,045	$4,411	$(142,456)	$120,722
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,097	78,738	2,337		83,172
Provision for bad debts	—	(145)	(311)		(456)
Impairment of long-lived assets	—	1,830	—		1,830
Gain from disposition of fixed assets	—	(218)	—		(218)
Deferred income taxes	(13,452)	79,157	(517)		65,188
Equity in income of unconsolidated subsidiary	—	—	(1,379)	—	(1,379)
Net changes in working capital and other	(184,530)	(74,822)	(1,182)	142,456	(118,078)

Net cash provided by (used for) operating activities	(75,163)	222,585	3,359	—	150,781
Additions to property, plant and equipment	—	(47,945)	(4,765)	—	(52,710)
Acquisition of operations	—	(33,294)	—	—	(33,294)
Proceeds from insurance claims	—	6,041	—	—	6,041

Net cash used for investing activities	—	(75,198)	(4,765)	—	(79,963)
Intercompany financing	147,178	(147,362)	184	—	—
Proceeds from issuance of stock	181,167	—	—	—	181,167
Dividends paid	(1,379)	—	—	—	(1,379)
Proceeds from affiliate borrowings	336	—	—	—	336
Repayments of affiliate borrowings	(5,727)	—	—	—	(5,727)
Proceeds from borrowings	—	—	—	—	—
Repayments of borrowings	(239,200)	—	—	—	(239,200)
Capitalized debt costs	—	—	—	—	—

Net cash used for financing activities	82,375	(147,362)	184	—	(64,803)
Net increase (decrease) in cash and cash equivalents	7,212	25	(1,222)	—	6,015
Cash and cash equivalents at beginning of period	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of period	$39,313	$69	$4,014	$—	$43,396

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$14,756	$30,391	$3,355	$(33,746)	$14,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,457	82,472	2,251	—	88,180
Provision for bad debts	—	1,872	—	—	1,872
Impairment of long-lived assets	—	(2,903)	—	—	(2,903)
Gain from disposition of fixed assets	—	2,285	—		2,285
Deferred income taxes	(10,636)	17,941	(193)	—	7,112
Equity in income of unconsolidated subsidiary	—	—	(1,510)	—	(1,510)
Net changes in working capital and other	(41,069)	(26,427)	2,045	33,746	(31,705)

Net cash provided by (used for) operating activities	(33,492)	105,631	5,948	—	78,087
Additions to property, plant and equipment	—	(42,425)	(2,506)	—	(44,931)
Proceeds from insurance claims	—	3,350	—	—	3,350

Net cash used for investing activities	—	(39,075)	(2,506)	—	(41,581)
Intercompany financing	67,522	(66,819)	(703)	—	—
Proceeds from affiliate borrowings	32	—	—		32
Repayments of affiliate borrowings	—	(117)	(253)		(370)
Proceeds from borrowings	723,975	—	—	—	723,975
Repayments of borrowings	(719,783)	—	—	—	(719,783)
Capitalized debt costs	(14,102)	—	—	—	(14,102)

Net cash used for financing activities	57,644	(66,936)	(956)	—	(10,248)
Net increase (decrease) in cash and cash equivalents	24,152	(380)	2,486	—	26,258
Cash and cash equivalents at beginning of period	7,949	424	2,750	—	11,123

Cash and cash equivalents at end of period	$32,101	$44	$5,236	$—	$37,381

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2002

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$(7,062)	$10,936	$2,637	$(13,573)	$(7,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,135	82,686	2,197	—	88,018
Provision for bad debts	—	10,379	—	—	10,379
Impairment of long-lived assets	—	(2,259)	—	—	(2,259)
Gain from disposition of fixed assets	—	1,783	456		2,239
Deferred income taxes	(5,882)	214	952	—	(4,716)
Equity in income of unconsolidated subsidiary	—	—	(770)	—	(770)
Net changes in working capital and other	(44,186)	(75,374)	(1,168)	13,573	(107,155)

Net cash provided by (used for) operating activities	(53,995)	28,365	4,304	—	(21,326)
Additions to property, plant and equipment	—	(41,420)	(2,167)	—	(43,587)
Proceeds from insurance claims	—	4,901	—	—	4,901

Net cash used for investing activities	—	(36,519)	(2,167)	—	(38,686)
Intercompany financing	(7,916)	8,259	(343)	—	—
Equity contribution from affiliates	6,000	—	—		6,000
Proceeds from affiliate borrowings	3,271	117	—		3,388
Repayments of affiliate borrowings	(200)	—	(2,013)		(2,213)
Proceeds from borrowings	113,890	—	—	—	113,890
Repayments of borrowings	(119,648)	—	—	—	(119,648)
Capitalized debt costs	(9,377)	—	—	—	(9,377)

Net cash used for financing activities	(13,980)	8,376	(2,356)	—	(7,960)
Net increase (decrease) in cash and cash equivalents	(67,975)	222	(219)	—	(67,972)
Cash and cash equivalents at beginning of period	75,924	202	2,969	—	79,095

Cash and cash equivalents at end of period	$7,949	$424	$2,750	$—	$11,123

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

21. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$400,894	$449,359	$572,031	$563,069
Gross profit	38,807	81,529	84,511	98,338
Income from operations	26,915	65,911	68,940	81,400
Net income	10,685	34,394	28,317	47,326
Basic and diluted earnings per common share (1)	$0.22	$0.69	$0.50	$0.73

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$380,573	$317,984	$358,598	$365,879
Gross profit	44,839	21,034	20,436	35,643
Income from operations	25,853	6,713	8,334	24,915
Net income (loss)	12,876	577	(9,332)	10,635
Basic and diluted earnings (loss) per common share (1)	$0.26	$0.01	$(0.19)	$0.21

(1)	EPS for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted-average shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent registered public accountants have issued an attestation report on management’s assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2005. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Consolidated Financial Statements in Item 8 of this Form 10-K are filed as part of this Form 10-K.

(a)(2)	The following schedule is presented as required. All other schedules are omitted because the information is not applicable, not required, or has been furnished in the Consolidated Financial Statements or Notes thereto in Item 8 of this Form 10-K.

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2004	$6,901	$(456)	$(339)	$6,106
2003	13,382	1,872	(8,353)	6,901
2002	4,913	10,379	(1,910)	13,382

(1)	Accounts receivable written off during the period

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2004	$8,289	$886	$(668)	$8,507
2003	8,742	1,206	(1,659)	8,289
2002	9,322	1,287	(1,867)	8,742

(1)	Inventory written off during the period

(a)(3)	Exhibits

Exhibit No.	Exhibit

3.1****	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8¾% senior notes due 2011.

4.2*	Form of 8¾% senior notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3##	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.7*+	EVA Incentive Plan.

10.8#+	Agreement with Stephen Wallace dated November 5, 2003.

10.9#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.10***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.11*****+	Agreement with Wayne D. Morse effective January 1, 2004

10.12****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.13##	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.14##	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.15******	Form of Registration Rights Agreement between Westlake and TTWF LP.

10.16##	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

10.17	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement.

10.18+	Form of Employee Nonqualified Option Award Letter.

10.19+	Form of Employee Nonqualified Option Award.

10.20+	Form of Director Option Award Letter.

10.21+	Form of Director Option Award.

10.22+	Form of Restricted Stock Unit Award.

10.23+	Schedule of Cash Compensation for Non-Employee Directors.

10.24+	Named Executive Officer Compensation Schedule.

14#	Code of Ethics.

21	Subsidiaries of Westlake.

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333-115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333-115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

##	Incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004 under Commission File No. 001-32260.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: March 16, 2005	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO Albert Chao	President and Chief Executive Officer	March 16, 2005

/S/ RUTH I. DREESSEN Ruth I. Dreessen	Senior Vice President and Chief Financial Officer	March 16, 2005

/S/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Controller	March 16, 2005

/S/ JAMES CHAO James Chao	Chairman of the Board of Directors	March 16, 2005

/S/ ALBERT CHAO Albert Chao	Director	March 16, 2005

/S/ ROBERT T. BLAKELY Robert T. Blakely	Director	March 16, 2005

/S/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	March 16, 2005

/S/ MAX L. LUKENS Max L. Lukens	Director	March 16, 2005

/S/ DR. GILBERT R. WHITAKER, JR. Dr. Gilbert R. Whitaker, Jr.	Director	March 16, 2005

/S/ RUTH I. DREESSEN Ruth I. Dreessen	Director	March 16, 2005

Exhibit Index

Exhibit No.	Exhibit

3.1****	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8¾% senior notes due 2011.

4.2*	Form of 8¾% senior notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3##	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6**+	Agreement with Ruth I. Dreessen dated July 23, 2004.

10.7*+	EVA Incentive Plan.

10.8#+	Agreement with Stephen Wallace dated November 5, 2003.

10.9#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.10***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.11*****+	Agreement with Wayne D. Morse effective January 1, 2004

10.12****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.13##	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.14##	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.15******	Form of Registration Rights Agreement between Westlake and TTWF LP.

Exhibit No.	Exhibit

10.16##	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

10.17	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement.

10.18+	Form of Employee Nonqualified Option Award Letter.

10.19+	Form of Employee Nonqualified Option Award.

10.20+	Form of Director Option Award Letter.

10.21+	Form of Director Option Award.

10.22+	Form of Restricted Stock Unit Award.

10.23+	Schedule of Cash Compensation for Non-Employee Directors.

10.24+	Named Executive Officer Compensation Schedule.

14#	Code of Ethics.

21	Subsidiaries of Westlake.

23.1	Consent of PricewaterhouseCoopers, LLP.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333-115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333-115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

##	Incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004 under Commission File No. 001-32260.

+	Management contract, compensatory plan or arrangement.