Form 10-Q
period 2005-03-31
WESTLAKE CHEMICAL CORP
filed 2005-05-10
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 001-32260

Westlake Chemical Corporation

(Exact name of Registrant as specified in its charter)

Delaware	76-0346924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of May 10, 2005, was 64,995,129.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$46,635	$43,396
Accounts receivable, net	286,129	234,247
Inventories, net	318,181	319,816
Prepaid expenses and other current assets	7,138	8,689
Deferred income taxes	53,999	65,790

Total current assets	712,082	671,938
Property, plant and equipment, net	853,872	855,052
Equity investment	18,005	18,082
Other assets, net	44,350	47,381

Total assets	$1,628,309	$1,592,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$168,081	$146,890
Accrued liabilities	92,677	102,125
Current portion of long-term debt	1,200	1,200

Total current liabilities	261,958	250,215
Long-term debt	266,589	296,889
Deferred income taxes	234,641	235,161
Other liabilities	35,657	40,791

Total liabilities	798,845	823,056

Commitments and Contingencies (Notes 10 and 13)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 64,995,129 and 64,896,489 shares issued and outstanding in 2005 and 2004, respectively	650	649
Additional paid-in capital	420,513	420,124
Retained earnings	408,451	348,689
Minimum pension liability, net of tax	(1,739)	(1,739)
Cumulative translation adjustment	1,589	1,674

Total stockholders’ equity	829,464	769,397

Total liabilities and stockholders’ equity	$1,628,309	$1,592,453

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands of dollars, except per share data and share amounts)
Net sales	$618,616	$400,894
Cost of sales	498,833	362,087

Gross profit	119,783	38,807
Selling, general and administrative expenses	18,075	11,892

Income from operations	101,708	26,915
Interest expense	(6,154)	(10,752)
Debt retirement cost	(646)	—
Other income (expense), net	715	(73)

Income before income taxes	95,623	16,090
Provision for income taxes	34,480	5,405

Net income	$61,143	$10,685

Basic and diluted earnings per share	$0.94	$0.22

Weighted average shares outstanding:
Basic	64,938,137	49,499,395
Diluted	65,292,170	49,499,395

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands of dollars)
Cash flows from operating activities
Net income	$61,143	$10,685

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,083	20,898
Provisions for (recovery of) bad debts	482	(778)
Amortization of debt issue costs	387	552
Loss (gain) from disposition of fixed assets	267	(231)
Deferred tax expense	11,271	5,144
Equity income (loss) of unconsolidated subsidiary	77	(532)
Write off of debt retirement costs	646	—
Changes in operating assets and liabilities
Accounts receivable	(52,364)	2,275
Inventories	1,635	(17,540)
Prepaid expenses and other current assets	1,552	896
Accounts payable	21,191	1,038
Accrued liabilities	(9,448)	(12,157)
Other, net	(5,666)	(453)

Total adjustments	(8,887)	(888)

Net cash provided by operating activities	52,256	9,797

Cash flows from investing activities
Additions to property, plant and equipment	(17,336)	(11,045)
Proceeds from disposition of assets	—	1,006

Net cash used for investing activities	(17,336)	(10,039)

Cash flows from financing activities
Dividends paid	(1,381)	—
Repayment of borrowings	(30,300)	(300)

Net cash used for financing activities	(31,681)	(300)

Net increase in cash and cash equivalents	3,239	(542)
Cash and cash equivalents at beginning of period	43,396	37,381

Cash and cash equivalents at end of period	$46,635	$36,839

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands of dollars, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared with generally accepted accounting principles and in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2004.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and the changes in its cash position for the three months ended March 31, 2005 and 2004.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2005 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2005	December 31, 2004
Accounts receivable — trade	$288,331	$230,554
Accounts receivable — affiliates	1,344	966
Allowance for doubtful accounts	(6,508)	(6,106)

	$283,167	$225,414
Taxes receivable	560	328
Accounts receivable — other	2,402	8,505

	$286,129	$234,247

3. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Finished product	$189,315	$172,056
Feedstock, additives and chemicals	110,347	129,715
Materials and supplies	26,931	26,552

	326,593	328,323

Allowance for inventory obsolescence	(8,412)	(8,507)

Net inventory	$318,181	$319,816

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $18,173 and $17,484 is included in cost of sales in the consolidated statement of operations for the three months ended March 31, 2005 and 2004, respectively.

5. Other Assets

Amortization expense on other assets of $3,297 and $3,967 is included in the consolidated statement of operations for the three months ended March 31, 2005 and 2004, respectively.

6. Derivative Commodity Instruments

The Company had a net gain of $187 in connection with commodity derivatives for the three months ended March 31, 2005 compared to a net loss of $1,164 for the three months ended March 31, 2004. Risk management asset balances of $728 and $825 were included in prepaid expenses and other current assets, and risk management liability balances of $447 and $3,765 were included in accrued liabilities in the Company’s balance sheets as of March 31, 2005 and December 31, 2004, respectively.

7. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Weighted average common shares—basic	64,938	49,499
Plus incremental shares from assumed conversions:
Options	267	—
Restricted stock units	87	—

Weighted average common shares—diluted	65,292	49,499

8. Stock Based Compensation

The Company’s 2004 Omnibus Incentive Plan (the Plan) authorizes the Board of Directors to make stock option awards to executives and other key employees. The Plan also provides for the granting of stock awards, restricted stock and stock units to employees and directors that consist of grants of common stock or units denominated in common stock. The Company granted 156,800 restricted stock units, valued at $14.50 per unit, in the third quarter of 2004 to employees. These units vested in the first quarter of 2005. The Company also granted options to purchase 475,716 shares of common stock in the third quarter of 2004. The exercise price of the options was the market price on the date of grant ($14.50). The options become exercisable in equal amounts on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes. Under these provisions, no compensation expense has been recognized for the Company’s stock option plan. For SFAS No. 123 purposes, the fair value of each stock option has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2005
Risk-free interest rate	4%
Expected life	10
Expected volatility	28%
Expected dividend yield	0.6%

Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

Three Months Ended March 31, 2005
Compensation expense	$248
Provision for income taxes	90

Total, net of taxes	$158

Had compensation expense been determined consistently with the provisions of SFAS 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

Three Months Ended March 31, 2005
Net income
As reported	$61,143
Pro forma compensation expense, net of taxes	158

Pro forma	$60,985

Basic and diluted earnings per share
As reported:
Basic	$0.94
Diluted	$0.94
Pro forma:
Basic	$0.94
Diluted	$0.93

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006 and does not expect the impact to be significant.

9. Pension and Post Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$275	$258	$97	$102
Interest cost	455	405	103	105
Expected return on plan assets	(482)	(352)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	80	56	67	67
Amortization of net loss	69	65	62	54

Net periodic benefit cost	$397	$432	$357	$356

In the first quarters of 2005 and 2004, the Company has contributed $6,074 and $225 to the Salaried and Wage pension plans, respectively. The Company is not scheduled to contribute any additional funds to the pension plans during the fiscal year ending December 31, 2005.

10. Commitments and Contingencies

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

Calvert City

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. In addition, the Company agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing date. The soil and groundwater at the manufacturing complex, which does not include the polyvinyl chloride facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

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

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $2,206 as of March 31, 2005. Goodrich filed an answer and counterclaim in which it alleges that the Company is responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed third-party claims against the Company in which it alleged that both Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004. By order dated February 24, 2005, the court extended the procedural schedule, with the trial date now set for June 2006. By order dated March 9, 2005, the court granted the Company’s motion to dismiss both of PolyOne’s cross-claims against the Company. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s claims against Goodrich. On April 12, 2005 Goodrich filed a motion for reconsideration of the order granting summary judgment. The case will continue with respect to Goodrich’s counterclaims against the Company.

Administrative Proceedings and Related Litigation. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 23, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including the Company. The Company has either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. However, settlement discussions on these matters may start again. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal. The Company filed a motion on December 14, 2004 to intervene in that proceeding (PolyOne II). In this second proceeding, PolyOne is challenging the state’s determination that PolyOne is required to submit a major modification to the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against the Company that, if proven, might cause the Kentucky State Cabinet to demand that the Company also be added to the Goodrich permit.

On January 24, 2005, Goodrich filed a challenge (Goodrich II) to the Kentucky State Cabinet’s determination which rejected a Goodrich proposal to perform a particular soil remediation procedure. The Company has moved to intervene in PolyOne II and Goodrich II.

Goodrich and PolyOne have alleged in Goodrich I and PolyOne I that Goodrich cannot be held responsible for contamination on property they do not own. Both Goodrich and PolyOne have also alleged that the Company is responsible for contamination at the manufacturing complex, which the Company has denied. Discovery in Goodrich I and PolyOne I is just beginning.

On March 18, 2005, the Goodrich I and II and PolyOne I and II proceedings were consolidated and the hearing for the consolidated case was set for September 12, 2006.

On March 22, 2005, PolyOne filed a RCRA citizen suit against the Company in the United States District Court for the Western District of Kentucky, which covers the same issues raised in the Goodrich and PolyOne administrative proceedings. The Company’s answer in the citizen suit is due on May 22, 2005.

In January 2004, the Kentucky State Cabinet notified the Company by letter that, due to its ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to reconvey title to Pond 4 back to Goodrich, which the Company has done. On March 21, 2005, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the reconveyance.

The Company has also filed an appeal with the Kentucky State Cabinet regarding its letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application pending the outcome of the litigation. On February 18, 2005, the Company also sent a demand letter to the Kentucky State Cabinet that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet issued a new determination allowing the Company until September 26, 2005 to file the permit application.

Monetary Relief. None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the Kentucky State Cabinet described above has formally quantified the amount of monetary relief that they are seeking from the Company (except Goodrich, which is withholding 45% of the groundwater treatment costs that are being charged to them), nor has the court or the Kentucky State Cabinet proposed or established an allocation of the costs of remediation among the various participants. As of March 31, 2005, the aggregate amount withheld by Goodrich was approximately $2,206. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

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

In addition to the matters described above, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

11. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2005	2004
Net sales to external customers
Olefins
Polyethylene	$169,487	$121,720
Ethylene, styrene and other	207,180	138,156

Total olefins	376,667	259,876
Vinyls
Fabricated finished goods	126,651	73,523
VCM, PVC and other	115,298	67,495

Total vinyls	241,949	141,018

	$618,616	$400,894

Intersegment sales
Olefins	$26,972	$10,640
Vinyls	277	141

	$27,249	$10,781

Income (loss) from operations
Olefins	$62,412	$30,974
Vinyls	41,652	(3,261)
Corporate and other	(2,356)	(798)

	$101,708	$26,915

Depreciation and amortization
Olefins	$12,754	$13,162
Vinyls	8,329	7,527
Corporate and other	—	209

	$21,083	$20,898

Other income (expense), net
Olefins	$299	$(1,163)
Vinyls	30	10
Corporate and other	386	1,080

	715	(73)
Debt retirement cost	(646)	—

	$69	$(73)

Capital expenditures
Olefins	$4,338	$2,590
Vinyls	12,153	8,437
Corporate and other	845	18

	$17,336	$11,045

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended March 31,
	2005	2004
Income from operations	$101,708	$26,915
Interest expense	(6,154)	(10,752)
Debt retirement cost	(646)	—
Other income (expense), net	715	(73)

Income (loss) before taxes	$95,623	$16,090

	March 31, 2005	December 31, 2004
Total Assets
Olefins	$968,644	$958,493
Vinyls	520,963	486,197
Corporate and other	138,702	147,763

	$1,628,309	$1,592,453

12. Comprehensive Income Information

	Three Months Ended March 31,
	2005	2004
Net income	$61,143	$10,685
Other comprehensive income (loss):
Change in foreign currency translation	(85)	(142)

Comprehensive income	$61,058	$10,543

13. Long-Term Debt

Long-term indebtedness consists of the following:

	March 31, 2005	December 31, 2004
8 3/4% Senior notes due 2011	$247,000	$247,000
Term loan	9,900	40,200
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	267,789	298,089
Less current portion	(1,200)	(1,200)

Long-term debt	$266,589	$296,889

In the first quarter of 2005, the Company repaid $30,300 of its senior term loan and incurred an additional $646 of non-operating expense related to the write off of previously capitalized debt issuance costs.

14. Subsequent Event

On May 3, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the offering from time to time of up to $750 million in gross proceeds of senior or subordinated debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock and common stock. The registration statement has not been declared effective by the Securities and Exchange Commission.

15. Guarantor Disclosures

The Company’s payment obligations under its 8 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future restricted subsidiaries (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of March 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$42,017	$87	$4,531	$—	$46,635
Accounts receivable, net	325,209	269,617	3,431	(312,128)	286,129
Inventories, net	—	308,429	9,752	—	318,181
Prepaid expenses and other current assets	10	5,687	1,441	—	7,138
Deferred income taxes	53,189	—	810	—	53,999

Total current assets	420,425	583,820	19,965	(312,128)	712,082
Property, plant and equipment, net	41	844,302	9,529	—	853,872
Equity Investment	911,895	15,300	18,005	(927,195)	18,005
Other assets, net	44,560	30,618	5,200	(36,028)	44,350

Total assets	$1,376,921	$1,474,040	$52,699	$(1,275,351)	$1,628,309

Current liabilities
Accounts payable	$10,604	$156,854	$622	$1	$168,081
Accrued liabilities	31,959	58,450	2,144	124	92,677
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	43,763	215,304	2,766	125	261,958
Long-term debt	255,700	354,044	5,128	(348,283)	266,589
Deferred income taxes	235,156	(1,405)	890	—	234,641
Other liabilities	12,838	22,820	—	(1)	35,657
Stockholders’ equity	829,464	883,277	43,915	(927,192)	829,464

Total liabilities and stockholders’ equity	$1,376,921	$1,474,040	$52,699	$(1,275,351)	$1,628,309

Condensed Consolidating Financial Information as of December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$39,312	$70	$4,014	$—	$43,396
Accounts receivable, net	378,436	218,523	4,698	(367,410)	234,247
Inventories, net	—	311,789	8,027	—	319,816
Prepaid expenses and other current assets	10	7,331	1,348	—	8,689
Deferred income taxes	65,790	—	—	—	65,790

Total current assets	483,548	537,713	18,087	(367,410)	671,938
Property, plant and equipment, net	41	845,273	9,738	—	855,052
Equity Investment	814,248	15,300	18,082	(829,548)	18,082
Other assets, net	44,982	32,406	6,022	(36,029)	47,381

Total assets	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Current liabilities
Accounts payable	$16,302	$129,916	$672	$—	$146,890
Accrued liabilities	21,114	79,788	1,377	(154)	102,125
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	38,616	209,704	2,049	(154)	250,215
Long-term debt	286,000	408,899	5,275	(403,285)	296,889
Deferred income taxes	235,968	(1,406)	599	—	235,161
Other liabilities	12,838	27,953	—	—	40,791

Stockholders’ equity	769,397	785,542	44,006	(829,548)	769,397

Total liabilities and stockholders’ equity	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$614,014	$7,912	$(3,310)	$618,616
Cost of sales	—	494,983	7,160	(3,310)	498,833

	—	119,031	752	—	119,783
Selling, general and administrative expenses	624	16,723	728	—	18,075

Income (loss) from operations	(624)	102,308	24	—	101,708
Interest expense	(1,011)	(5,143)	—	—	(6,154)
Other income (expense), net	61,987	548	25	(62,491)	69

Income (loss) before income taxes	60,352	97,713	49	(62,491)	95,623
Provision for (benefit from) income taxes	(791)	35,178	93	—	34,480

Net income (loss)	$61,143	$62,535	$(44)	$(62,491)	$61,143

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$396,034	$5,459	$(599)	$400,894
Cost of sales	—	358,105	4,581	(599)	362,087

	—	37,929	878	—	38,807
Selling, general and administrative expenses	332	10,896	664	—	11,892

Income (loss) from operations	(332)	27,033	214	—	26,915
Interest expense	(5,195)	(5,557)	—	—	(10,752)
Other income (expense), net	14,344	(761)	644	(14,300)	(73)

Income (loss) before income taxes	8,817	20,715	858	(14,300)	16,090
Provision for (benefit from) income taxes	(1,868)	7,888	(615)	—	5,405

Net income (loss)	$10,685	$12,827	$1,473	$(14,300)	$10,685

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$61,143	$62,535	$(44)	$(62,491)	$61,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	387	20,443	640	—	21,470
Provision for bad debts	—	464	18	—	482
(Gain) loss from disposition of fixed assets	—	267	—	—	267
Deferred tax expense	(791)	12,579	(517)	—	11,271
Equity income (loss) of unconsolidated subsidiary	—	—	77	—	77
Write off of debt retirement costs	646	—	—	—	646
Net changes in working capital and other	(79,608)	(26,933)	950	62,491	(43,100)

Net cash provided by (used for) operating activities	(18,223)	69,355	1,124	—	52,256
Additions to property, plant and equipment	—	(16,877)	(459)	—	(17,336)

Net cash used for investing activities	—	(16,877)	(459)	—	(17,336)
Intercompany financing	52,609	(52,461)	(148)	—	—
Dividends paid	(1,381)	—	—	—	(1,381)
Repayments of borrowings	(30,300)	—	—	—	(30,300)

Net cash used for financing activities	20,928	(52,461)	(148)	—	(31,681)
Net increase (decrease) in cash and cash equivalents	2,705	17	517	—	3,239
Cash and cash equivalents at beginning of period	39,312	70	4,014	—	43,396

Cash and cash equivalents at end of period	$42,017	$87	$4,531	$—	$46,635

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$10,685	$12,827	$1,473	$(14,300)	$10,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	552	20,356	542	—	21,450
Provision for bad debts	—	(778)	—	—	(778)
Gain from disposition of fixed assets	—	(231)	—	—	(231)
Deferred tax expense	(1,868)	7,796	(784)	—	5,144
Equity income (loss) of unconsolidated subsidiary	—	—	(532)	—	(532)
Net changes in working capital and other	124,547	(164,283)	(505)	14,300	(25,941)

Net cash provided by (used for) operating activities	133,916	(124,313)	194	—	9,797
Additions to property, plant and equipment	—	(8,952)	(2,093)	—	(11,045)
Other	—	1,006	—	—	1,006

Net cash provided by (used for) investing activities	—	(7,946)	(2,093)	—	(10,039)
Intercompany financing	(132,120)	132,304	(184)	—	—
Repayments of borrowings	(300)	—	—	—	(300)

Net cash used for financing activities	(132,420)	132,304	(184)	—	(300)
Net increase in cash and cash equivalents	1,496	45	(2,083)	—	(542)
Cash and cash equivalents at beginning of period	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of period	$33,597	$89	$3,153	$—	$36,839

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the December 31, 2004 financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

Westlake Chemical Corporation is a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

RECENT DEVELOPMENTS

Geismar Start-Up

We have begun a phased start-up of the VCM and PVC portions of our facilities in Geismar, Louisiana. We acquired the EDC, VCM, and PVC plants at Geismar in December 2002 and have been operating the EDC plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The first phase of the PVC and VCM start-up, which commenced in December 2004, consisted of starting up the VCM plant and one train of the PVC plant. We expect that the majority of the first phase of the PVC start-up production will be consumed internally as a result of the acquisition of three PVC pipe plants from Bristolpipe Corporation. In addition to a graduated start-up of the VCM and PVC operations, we will also be investing in technological modifications in the EDC plant at Geismar. These technological modifications are expected to expand total EDC capacity by an estimated 25%. Start-up of the second phase will be determined by market conditions at the time. The cost of capital expenditures and pre-operating expenses in connection with the start-up was approximately $17.8 million in 2004 and is expected to be approximately $13.9 million in 2005.

RESULTS OF OPERATIONS

First Quarter 2005 Compared with First Quarter 2004

Net Sales. Net sales increased by $217.7 million, or 54.3%, to $618.6 million in the first quarter of 2005 from $400.9 million in the first quarter of 2004. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in ethylene, styrene, VCM, caustic, PVC resin and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004.

Gross Margin. Gross margins increased to 19.2% in the first quarter of 2005 from 9.7% in the first quarter of 2004. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for ethylene, styrene, VCM, caustic, PVC resin and PVC pipe. These increases were partially offset by higher raw material costs for ethane, propane and benzene. Our raw materials costs in both segments normally track industry prices, which experienced an increase of 21.2% for ethane, 20.0% for propane and 66.8% for benzene as compared to the first quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.2 million, or 52.0%, in the first quarter of 2005 as compared to the first quarter of 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, higher compensation expenses, increased provision for doubtful accounts, increased sales commissions and increased costs resulting from the Bristolpipe acquisition. First quarter 2005 costs also increased as compared to the first quarter 2004 due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer.

Interest Expense. Interest expense in the first quarter of 2005 decreased by $4.6 million to $6.2 million from $10.8 million in the first quarter of 2004 due to lower average debt balances, which were partially offset by slightly higher average interest rates. The average monthly debt balance decreased by $252.5 million to $284.7 million as of March 31, 2005 from $537.2 million as of March 31, 2004.

Debt Retirement Cost. We recognized $0.6 million in non-operating expense in the first quarter of 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.3 million of our term loan.

Other Income (Expense), Net. Other income (expense), net increased by $0.8 million from an expense of $0.1 million in the first quarter of 2004 to income of $0.7 million in the first quarter of 2005. The increase was primarily due to a derivative gain of $0.3 million in the first quarter of 2005 as compared to a derivative loss of $1.2 million in the first quarter of 2004. This gain was partially offset by lower income from unconsolidated subsidiaries.

Income Taxes. The effective income tax rate was 36.1% in the first quarter of 2005 as compared to 33.6% in the first quarter of 2004. The first quarter of 2005 rate is higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1% related to the new domestic manufacturing deduction. The effective tax rate in the first quarter of 2004 was below the statutory rate mainly due to a reduction in the Canadian statutory tax rate.

Olefins Segment

Net Sales. Net sales increased by $116.8 million, or 44.9%, to $376.7 million in the first quarter of 2005 from $259.9 million in the first quarter of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes for ethylene and styrene. Average selling prices for the Olefins segment increased by 30.2% in the first quarter of 2005 as compared to the first quarter of 2004. These increased prices and sales volumes were mainly due to higher industry demand. Selling prices were also higher due to higher raw material costs that were largely passed through to customers.

Income from Operations. Income from operations increased by $31.4 million to $62.4 million in the first quarter of 2005 from $31.0 million in the first quarter of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes for ethylene and styrene. These increases were partially offset by higher raw material costs for ethane, propane and benzene and higher energy costs.

Vinyls Segment

Net Sales. Net sales increased by $100.9 million, or 71.6%, to $241.9 million in the first quarter of 2005 from $141.0 million in the first quarter of 2004. This increase was primarily due to higher selling prices and volumes for all of our vinyls products. Average selling prices for the Vinyls segment increased by 48.1% in the first quarter of 2005 as compared to the first quarter of 2004. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC pipe sales volume increased due to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004.

Income (Loss) from Operations. Income from operations increased by $45.0 million to $41.7 million in the first quarter of 2005 from a $3.3 million loss in the first quarter of 2004. This increase was primarily due to higher selling prices and volumes for all of our vinyls products. These increases were partially offset by higher energy costs and higher raw material costs for propane. The first quarter 2004 earnings were adversely impacted by a fire at the Calvert City ethylene plant. We estimate that the impact on operating income from the outage relating to the fire was approximately $12.5 million.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Cash Flows

Operating Activities

Operating activities provided cash of $52.3 million in the first three months of 2005 compared to $9.8 million in the same period in 2004. The $42.5 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described above, partially offset by unfavorable changes in working capital. Income from operations increased by $74.8 million in the first three months of 2005 as compared to the first three months of 2004. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $37.4 million in the first three months of 2005, compared to $25.5 million of cash used in the first three months of 2004, an increase in cash use of $11.9 million. In the first three months of 2005, receivables increased by $52.4 million largely due to higher selling prices and sales volumes while inventory remained flat. Accounts payable and accrued liabilities increased by $11.7 million during the first quarter of 2005. The primary reason for the $25.5 million use of cash in the first three months of 2004 related to working capital components was a $17.5 million increase in inventories and a $11.1 million decrease in accounts payable and accrued liabilities partially offset by an decrease in receivables of $2.3 million and prepaids and other current assets of $0.9 million. The increase in inventories was primarily due to higher production and higher feedstock and energy prices.

Investing Activities

Net cash used in investing activities was $17.3 million in the first three months of 2005 as compared to $10.0 million in the first three months of 2004. Capital expenditures in the first quarter of 2005 and 2004 were $17.3 million and $11.0 million, respectively, and were primarily related to maintenance, safety and environmental projects. The first quarter 2004 capital spending was partially offset by $1.0 million of proceeds from the disposition of assets.

Financing Activities

Net cash used by financing activities during the first three months of 2005 was $31.7 million. During the first three months of 2005 we used $30.3 million to repay debt and $1.4 million to pay dividends. In the first three months of 2004, net cash used by financing activities was $0.3 million, which was used to repay debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $46.6 million at March 31, 2005 compared to $43.4 million at December 31, 2004. We believe the March 31, 2005 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At March 31, 2005, our long-term debt, including current maturities, totaled $267.8 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $9.9 million senior secured term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates. In the first quarter of 2005, we recognized $0.6 million in non-operating expense resulting from the write off in previously capitalized debt issuance costs in connection with the repayment of $30.3 million of our term loan.

On August 16, 2004 we completed our initial public offering (“IPO”). Net proceeds from the IPO were $181.2 million. We used the proceeds from the IPO along with available cash on hand to redeem $133.0 million aggregate principal amount of our 8 3/4% senior notes due July 15, 2011, to repay $28.0 million of our senior secured term loan maturing in July 2010 and to repay in full a $27.0 million bank loan. As a result of the early payment on the 8 3/4% senior notes, we recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a repayment premium on the notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost.

On July 31, 2003, we completed a refinancing of substantially all of our outstanding long-term debt. As a result of the refinancing, we recognized $11.3 million in non-operating expense in the first quarter of 2004 consisting of the $4.0 million make-whole premium and a write off of $7.3 million in previously capitalized debt issuance expenses.

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

The 8 3/4% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us to repurchase the notes upon a change of control. All restricted subsidiaries are guarantors of the senior notes.

At inception the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. We used the proceeds from the IPO to prepay $28.0 million of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets. Effective September 30, 2004, we and our lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan now bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit agreement was amended February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable interest rate by 0.5% on the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate our operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2008. We had standby letters of credit outstanding at March 31, 2005 of $13.7 million. We had $186.3 million of available borrowing capacity at March 31, 2005 under this facility.

The agreements governing the 8 3/4% senior notes, the term loan, and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. The 8¾% senior notes indenture and the term loan do not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such distribution, together with the aggregate amount of all other restricted payments since July 31, 2003 is less than the sum of 50% of our consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements have been delivered (the percentage will be increased to 100% if and for so long as the 8¾% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to our common equity capital or from the issuance or sale of equity securities, plus $25 million. The amount under this restriction was $297.1 million at March 31, 2005. Our revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $100 million. None of the credit agreements require us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time.

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

OUTLOOK

We continue to see general strength in demand and operating rates for our industry. This strength resulted in improved earnings in the first quarter despite increased raw material and energy costs. Short term results, however, remain vulnerable to raw materials and energy price spikes, quarterly inventory adjustments, global economic swings, political tensions and regional weather conditions. Industry conditions lead us to believe an improving supply/demand balance that began in 2003 will continue in the near term.

FORWARD-LOOKING STATEMENTS

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following:

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2005, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.3 million and a hypothetical $0.10 increase in the price of a gallon of benzene would have decreased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2005, we had variable rate debt of $20.8 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $20.8 million as of March 31, 2005 was 3.76%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at March 31, 2005, we had $247.0 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 10 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2005	—	—	N/A	N/A
February 2005	50,860	$35.035	N/A	N/A
March 2005	—	—	N/A	N/A

	50,860	$35.035	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6. Exhibits

Exhibit No.	Exhibit
12.1	Computation of Earnings to Fixed Charges for 2000 – 2004 and the three month period ended March 31, 2005.
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).
32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 10, 2005	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Ruth I. Dreessen
Ruth I. Dreessen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)