Form 10-Q
period 2005-06-30
WESTLAKE CHEMICAL CORP
filed 2005-08-05
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Act).     Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of August 5, 2005, was 64,995,129.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$109,673	$43,396
Accounts receivable, net	256,128	234,247
Inventories, net	308,194	319,816
Prepaid expenses and other current assets	8,606	8,689
Deferred income taxes	42,999	65,790

Total current assets	725,600	671,938
Property, plant and equipment, net	861,819	855,052
Equity investment	17,793	18,082
Other assets, net	42,757	47,381

Total assets	$1,647,969	$1,592,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,598	$146,890
Accrued liabilities	91,603	102,125
Current portion of long-term debt	1,200	1,200

Total current liabilities	236,401	250,215
Long-term debt	266,289	296,889
Deferred income taxes	235,127	235,161
Other liabilities	33,799	40,791

Total liabilities	771,616	823,056

Commitments and Contingencies (Notes 10 and 13)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 64,995,129 and 64,896,489 shares issued and outstanding in 2005 and 2004, respectively	650	649
Additional paid-in capital	420,513	420,124
Retained earnings	455,595	348,689
Minimum pension liability, net of tax	(1,739)	(1,739)
Cumulative translation adjustment	1,334	1,674

Total stockholders’ equity	876,353	769,397

Total liabilities and stockholders’ equity	$1,647,969	$1,592,453

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$580,659	$449,359	$1,199,275	$850,253
Cost of sales	481,179	367,830	980,012	729,917

Gross profit	99,480	81,529	219,263	120,336
Selling, general and administrative expenses	16,717	14,304	34,792	26,196
Impairment of long-lived assets	—	1,314	—	1,314

Income from operations	82,763	65,911	184,471	92,826
Interest expense	(5,879)	(11,365)	(12,033)	(22,117)
Debt retirement cost	—	—	(646)	—
Other expense, net	(1,281)	(1,283)	(566)	(1,356)

Income before income taxes	75,603	53,263	171,226	69,353
Provision for income taxes	27,077	18,869	61,557	24,274

Net income	$48,526	$34,394	$109,669	$45,079

Earnings per common share
Basic	$0.75	$0.69	$1.69	$0.91

Diluted	$0.74	$0.69	$1.68	$0.91

Weighted average shares outstanding:
Basic	64,995,129	49,499,395	64,966,790	49,499,395
Diluted	65,203,447	49,499,395	65,247,563	49,499,395

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands of dollars)
Cash flows from operating activities
Net income	$109,669	$45,079

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,544	41,738
Recovery of bad debts	(1,549)	(314)
Amortization of debt issue costs	743	1,106
Loss (gain) from disposition of fixed assets	1,153	(167)
Impairment of long-lived assets	—	1,314
Deferred tax expense	22,757	22,497
Equity loss (income) of unconsolidated subsidiary	289	(711)
Write off of debt retirement costs	646	—
Changes in operating assets and liabilities
Accounts receivable	(20,332)	(19,414)
Inventories	11,622	(52,167)
Prepaid expenses and other current assets	83	(3,926)
Accounts payable	(3,292)	1,626
Accrued liabilities	(10,522)	2,452
Other, net	(9,113)	(128)

Total adjustments	34,029	(6,094)

Net cash provided by operating activities	143,698	38,985

Cash flows from investing activities
Additions to property, plant and equipment	(44,092)	(19,396)
Proceeds from disposition of assets	34	1,006

Net cash used for investing activities	(44,058)	(18,390)

Cash flows from financing activities
Dividends paid	(2,763)	—
Repayments of borrowings	(30,600)	(600)

Net cash used for financing activities	(33,363)	(600)

Net increase in cash	66,277	19,995
Cash balance at the beginning of the period	43,396	37,381

Cash balance at the end of the period	$109,673	$57,376

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands of dollars, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2004.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004 and the changes in its cash position for the six months ended June 30, 2005 and 2004.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2005	December 31, 2004
Accounts receivable — trade	$258,995	$230,554
Accounts receivable — affiliates	962	966
Allowance for doubtful accounts	(4,386)	(6,106)

	$255,571	$225,414
Taxes receivable	553	328
Accounts receivable — other	4	8,505

	$256,128	$234,247

3. Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Finished product	$171,789	$172,056
Feedstock, additives and chemicals	117,980	129,715
Materials and supplies	26,892	26,552

	316,661	328,323
Allowance for inventory obsolescence	(8,467)	(8,507)

Net inventory	$308,194	$319,816

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $17,720 and $17,594 is included in cost of sales in the consolidated statement of operations for the three months ended June 30, 2005 and 2004, respectively, and $35,894 and $35,077 for the six months ended June 30, 2005 and 2004, respectively. During the second quarter of 2004, the Company recognized a $1,314 impairment charge in the Vinyls segment related to a PVC plant that was not in service and was written down to its estimated sales value less commissions, as determined by third party valuation.

5. Other Assets

Amortization expense on other assets of $3,096 and $3,801 is included in the consolidated statement of operations for the three months ended June 30, 2005 and 2004, respectively, and $6,393 and $7,767 for the six months ended June 30, 2005 and 2004, respectively.

6. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. Usually, such derivatives are for terms of less than one year. In 2005 and 2004, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of the derivative instruments used in 2005 and 2004 were included in earnings.

The Company had a net loss of $1,947 in connection with commodity derivatives for the six months ended June 30, 2005 compared to a net loss of $3,085 for the six months ended June 30, 2004. Derivative losses recorded in the second quarter totaled $2,222 and $1,921, respectively, for 2005 and 2004. Risk management asset balances of $-0- and $825 were included in “Prepaid expenses and other current assets,” and risk management liability balances of $1,941 and $3,765 were included in “Accrued liabilities” in the Company’s balance sheets as of June 30, 2005 and December 31, 2004, respectively.

7. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average common shares—basic	64,995	49,999	64,967	49,499
Plus incremental shares from assumed conversions:
Options	208	—	237	—
Restricted stock units	—	—	44	—

Weighted average common shares—diluted	65,203	49,499	65,248	49,499

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

Risk-free interest rate	4%
Expected life in years	10
Expected volatility	28%
Expected dividend yield	0.6%

Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Compensation expense	$247	$494
Provision for income taxes	89	178

Total, net of taxes	$158	$316

Had compensation expense been determined consistently with the provisions of SFAS 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income
As reported	$48,526	$109,669
Pro forma compensation expense, net of taxes	158	316

Pro forma	$48,368	$109,353

Basic and diluted earnings per share
As reported:
Basic	$0.75	$1.69
Diluted	$0.74	$1.68
Pro forma:
Basic	$0.74	$1.68
Diluted	$0.74	$1.68

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of 2006 and does not expect the impact to be significant.

9. Pension and Post Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$275	$259	$97	$102	$550	$517	$194	$204
Interest cost	455	405	103	105	910	810	206	209
Expected return on plan assets	(482)	(352)	—	—	(964)	(704)	—	—
Amortization of transition obligation	—	—	28	28	—	—	56	57
Amortization of prior service cost	80	56	67	67	160	112	134	134
Amortization of net loss	69	65	62	54	138	130	124	108

Net periodic benefit cost	$397	$433	$357	$356	$794	$865	$714	$712

The Company contributed $0 and $390 to the Salaried and Wage pension plans during the quarters ended June 30, 2005 and 2004, respectively, and $6,074 and $780 to the Salaried and Wage pension plans for the six months ended June 30, 2005 and 2004, respectively. The Company is not scheduled to contribute any additional funds to the pension plans during the fiscal year ending December 31, 2005.

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

Calvert City

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. In addition, the Company agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing dates. The soil and groundwater at the manufacturing complex, which does not include the Company’s polyvinyl chloride facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and the indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

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

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for unpaid invoices related to the groundwater treatment, which totaled approximately $2,606 as of June 30, 2005. Goodrich filed an answer and counterclaim in which it alleged that the Company was responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed third-party claims against the Company in which it alleged that both Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s claim. Discovery in the case commenced on July 15, 2004. By order dated February 24, 2005, the court extended the procedural schedule, with the trial date set for June 2006. By order dated March 9, 2005, the court granted the Company’s motion to dismiss both of PolyOne’s cross-claims against the Company. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s claims against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, Goodrich and the Company entered a Non-Waiver Agreement pursuant to which Goodrich paid the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement was reflected in the consolidated statement of operations for the three months ended June 30, 2005 resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and legal arguments, including Goodrich’s motion for reconsideration. The granting of such motion could result in the Company being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case will continue with respect to Goodrich’s counterclaims against the Company, Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich.

Administrative Proceedings and Related Litigation. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 23, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including the Company. The Company has either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal. The Company filed a motion on December 14, 2004 to intervene in that proceeding (PolyOne II). In this second proceeding, PolyOne is challenging the State’s determination that PolyOne is required to submit an application for a major modification of the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against the Company that, if proven, might cause the Kentucky State Cabinet to demand that the Company also be added to the Goodrich permit.

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

On March 22, 2005, PolyOne filed a RCRA citizen suit against the Company in the United States District Court for the Western District of Kentucky, which covers the same issues raised in the Goodrich and PolyOne administrative proceedings. On May 23, 2005 the Company filed a motion to dismiss the PolyOne complaint, which PolyOne responded to on June 7, 2005. The Company filed its reply to PolyOne’s response on June 21, 2005.

In January 2004, the Kentucky State Cabinet notified the Company by letter that, due to its ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the contract, the Company has the right to reconvey title to Pond 4 back to Goodrich, which the Company has done. On March 21, 2005, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the reconveyance. On May 20, 2005, Goodrich filed a motion to dismiss portions of the Company’s complaint. On June 6, 2005, Goodrich filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s Pond 4 liabilities to the Company. On June 27, 2005, the Company filed a response in opposition to Goodrich’s motion to dismiss, and Goodrich filed its reply on July 18, 2005.

The Company has also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a permit. The proposal to conduct the CCED has been rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application. On February 18, 2005, the Company also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit granted against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet granted the Company an extension until September 26, 2005 to file the permit application.

Monetary Relief. None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the Kentucky State Cabinet described above has formally quantified the amount of monetary relief that they are seeking from the Company, nor has the court or the Kentucky State Cabinet proposed or established an allocation of the costs of remediation among the various participants. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While the Company has denied responsibility for any such remediation costs and is actively defending its position, the Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to external customers
Olefins
Polyethylene	$168,098	$137,986	$337,585	$259,706
Ethylene, styrene and other	149,292	133,213	356,472	271,369

Total olefins	317,390	271,199	694,057	531,075
Vinyls
Fabricated finished goods	144,667	91,077	271,318	164,600
VCM, PVC and other	118,602	87,083	233,900	154,578

Total vinyls	263,269	178,160	505,218	319,178

	$580,659	$449,359	$1,199,275	$850,253

Intersegment sales
Olefins	$20,677	$15,041	$47,649	$25,681
Vinyls	290	88	567	229

	$20,967	$15,129	$48,216	$25,910

Income (loss) from operations
Olefins	$32,004	$38,496	$94,416	$69,470
Vinyls	50,980	28,057	92,632	24,796
Corporate and other	(221)	(642)	(2,577)	(1,440)

	$82,763	$65,911	$184,471	$92,826

Depreciation and amortization
Olefins	$12,178	$13,108	$24,932	$26,270
Vinyls	8,269	7,629	16,598	15,156
Corporate and other	14	103	14	312

	$20,461	$20,840	$41,544	$41,738

Other income (expense), net
Olefins	$(2,227)	$(1,917)	$(1,928)	$(3,080)
Vinyls	435	(45)	465	(35)
Corporate and other	511	679	897	1,759

	(1,281)	(1,283)	(566)	(1,356)
Debt retirement cost	—	—	(646)	—

	$(1,281)	$(1,283)	$(1,212)	$(1,356)

Capital expenditures
Olefins	$12,274	$2,874	$16,612	$5,464
Vinyls	14,105	5,145	26,258	13,582
Corporate and other	377	332	1,222	350

	$26,756	$8,351	$44,092	$19,396

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from operations	$82,763	$65,911	$184,471	$92,826
Interest expense	(5,879)	(11,365)	(12,033)	(22,117)
Debt retirement cost	—	—	(646)	—
Other income (expense), net	(1,281)	(1,283)	(566)	(1,356)

Income (loss) before taxes	$75,603	$53,263	$171,226	$69,353

	June 30, 2005	December 31, 2004
Total Assets
Olefins	$929,010	$958,493
Vinyls	529,299	486,197
Corporate and other	189,660	147,763

	$1,647,969	$1,592,453

12. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$48,526	$34,394	$109,669	$45,079
Other comprehensive income (loss):
Change in foreign currency translation	(255)	(109)	(340)	(251)

Comprehensive income	$48,271	$34,285	$109,329	$44,828

13. Long-Term Debt

Long-term indebtedness consists of the following:

	June 30, 2005	December 31, 2004
8 3/4% Senior notes due 2011	$247,000	$247,000
Term loan	9,600	40,200
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	267,489	298,089
Less current portion	(1,200)	(1,200)

Long-term debt	$266,289	$296,889

In the six months ended June 30, 2005, the Company repaid $30,600 of its senior term loan and incurred an additional $646 of non-operating expense related to the write off of previously capitalized debt issuance costs.

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

Condensed Consolidating Financial Information as of June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets Cash and cash equivalents	$103,570	$228	$5,875	$—	$109,673
Accounts receivable, net	243,761	241,083	3,758	(232,474)	256,128
Inventories, net	—	297,523	10,671	—	308,194
Prepaid expenses and other current assets	9	7,165	1,432	—	8,606
Deferred income taxes	42,206	—	793	—	42,999

Total current assets	389,546	545,999	22,529	(232,474)	725,600
Property, plant and equipment, net	—	852,528	9,291	—	861,819
Equity investment	987,300	15,300	17,793	(1,002,600)	17,793
Other assets, net	44,359	29,551	4,876	(36,029)	42,757

Total assets	$1,421,205	$1,443,378	$54,489	$(1,271,103)	$1,647,969

Current liabilities Accounts payable	$18,405	$123,845	$1,348	$—	$143,598
Accrued liabilities	21,841	67,391	2,353	18	91,603
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	41,446	191,236	3,701	18	236,401
Note payable inter-company	—	263,395	5,128	(268,523)	—
Long-term debt	255,400	10,889	—	—	266,289
Deferred income taxes	235,168	(1,405)	1,364	—	235,127
Other liabilities	12,838	20,962	—	(1)	33,799
Stockholders’ equity	876,353	958,301	44,296	(1,002,597)	876,353

Total liabilities and stockholders’ equity	$1,421,205	$1,443,378	$54,489	$(1,271,103)	$1,647,969

Condensed Consolidating Financial Information as of December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets Cash and cash equivalents	$39,312	$70	$4,014	$—	$43,396
Accounts receivable, net	378,436	218,523	4,698	(367,410)	234,247
Inventories, net	—	311,789	8,027	—	319,816
Prepaid expenses and other current assets	10	7,331	1,348	—	8,689
Deferred income taxes	65,790	—	—	—	65,790

Total current assets	483,548	537,713	18,087	(367,410)	671,938
Property, plant and equipment, net	41	845,273	9,738	—	855,052
Equity investment	814,248	15,300	18,082	(829,548)	18,082
Other assets, net	44,982	32,406	6,022	(36,029)	47,381

Total assets	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Current liabilities Accounts payable	$16,302	$129,916	$672	$—	$146,890
Accrued liabilities	21,114	79,788	1,377	(154)	102,125
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	38,616	209,704	2,049	(154)	250,215
Long-term debt	286,000	408,899	5,275	(403,285)	296,889
Deferred income taxes	235,968	(1,406)	599	—	235,161
Other liabilities	12,838	27,953	—	—	40,791

Stockholders’ equity	769,397	785,542	44,006	(829,548)	769,397

Total liabilities and stockholders’ equity	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$572,944	$10,899	$(3,184)	$580,659
Cost of sales	—	475,429	8,934	(3,184)	481,179

Gross profit	—	97,515	1,965	—	99,480
Selling, general and administrative expenses	601	15,301	815	—	16,717

Income (loss) from operations	(601)	82,214	1,150	—	82,763
Interest expense	(298)	(5,581)	—	—	(5,879)
Other income (expense), net	49,292	(1,698)	(122)	(48,753)	(1,281)

Income (loss) before income taxes	48,393	74,935	1,028	(48,753)	75,603
Provision for (benefit from) income taxes	(133)	26,908	302	—	27,077

Net income (loss)	$48,526	$48,027	$726	$(48,753)	$48,526

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$442,586	$8,589	$(1,816)	$449,359
Cost of sales	—	362,428	7,218	(1,816)	367,830

Gross profit	—	80,158	1,371	—	81,529
Selling, general and administrative expenses	547	13,176	581	—	14,304
Impairment of long-lived assets	—	1,314	—	—	1,314

Income (loss) from operations	(547)	65,668	790	—	65,911
Interest expense	(4,391)	(6,974)	—	—	(11,365)
Other income (expense), net	37,854	(1,620)	264	(37,781)	(1,283)

Income (loss) before income taxes	32,916	57,074	1,054	(37,781)	53,263
Provision for (benefit from) income taxes	(1,478)	20,089	258	—	18,869

Net income (loss)	$34,394	$36,985	$796	$(37,781)	$34,394

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,186,958	$18,811	$(6,494)	$1,199,275
Cost of sales	—	970,412	16,094	(6,494)	980,012

Gross profit	—	216,546	2,717	—	219,263
Selling, general and administrative expenses	1,225	32,023	1,544	—	34,792

Income (loss) from operations	(1,225)	184,523	1,173	—	184,471
Interest expense	(1,309)	(10,724)	—	—	(12,033)
Other income (expense), net	111,278	(1,150)	(97)	(111,243)	(1,212)

Income (loss) before income taxes	108,744	172,649	1,076	(111,243)	171,226
Provision for (benefit from) income taxes	(925)	62,129	353	—	61,557

Net income (loss)	$109,669	$110,520	$723	$(111,243)	$109,669

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$839,138	$14,049	$(2,934)	$850,253
Cost of sales	—	721,052	11,799	(2,934)	729,917

Gross profit	—	118,086	2,250	—	120,336
Selling, general and administrative expenses	879	24,072	1,245	—	26,196
Impairment of long-lived assets	—	1,314	—	—	1,314

Income (loss) from operations	(879)	92,700	1,005	—	92,826
Interest expense	(9,586)	(12,531)	—	—	(22,117)
Other income (expense), net	52,150	(2,380)	908	(52,034)	(1,356)

Income (loss) before income taxes	41,685	77,789	1,913	(52,034)	69,353
Provision for (benefit from) income taxes	(3,394)	28,024	(356)	—	24,274

Net income (loss)	$45,079	$49,765	$2,269	$(52,034)	$45,079

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$109,669	$110,520	$723	$(111,243)	$109,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	743	40,276	1,268	—	42,287
Recovery of bad debts	—	(1,567)	18	—	(1,549)
Gain from disposition of fixed assets	—	1,152	1	—	1,153
Deferred tax expense	(925)	23,699	(17)	—	22,757
Equity loss of unconsolidated subsidiary	—	—	289	—	289
Write off of debt retirement costs	646	—	—	—	646
Net changes in working capital and other	(146,672)	3,204	671	111,243	(31,554)

Net cash provided by (used for) operating activities	(36,539)	177,284	2,953	—	143,698
Additions to property, plant and equipment	—	(43,148)	(944)	—	(44,092)
Other	—	34	—	—	34

Net cash used for investing activities	—	(43,114)	(944)	—	(44,058)
Intercompany financing	134,160	(134,012)	(148)	—	—
Dividends paid	(2,763)	—	—	—	(2,763)
Repayments of borrowings	(30,600)	—	—	—	(30,600)

Net cash used for financing activities	100,797	(134,012)	(148)	—	(33,363)
Net increase in cash	64,258	158	1,861	—	66,277
Cash balance at beginning of period	39,312	70	4,014	—	43,396

Cash balance at end of period	$103,570	$228	$5,875	$—	$109,673

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$45,079	$49,765	$2,269	$(52,034)	$45,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,106	40,681	1,057	—	42,844
Recovery of bad debts	—	(314)	—	—	(314)
Gain from disposition of fixed assets	—	(167)	—	—	(167)
Impairment of long-lived assets	—	1,314	—	—	1,314
Deferred tax expense	(3,394)	26,807	(916)	—	22,497
Equity income of unconsolidated subsidiary	—	—	(711)	—	(711)
Net changes in working capital and other	91,218	(215,243)	434	52,034	(71,557)

Net cash provided by (used for) operating activities	134,009	(97,157)	2,133	—	38,985
Additions to property, plant and equipment	—	(16,308)	(3,088)	—	(19,396)
Other	—	1,006	—	—	1,006

Net cash provided by (used for) investing activities	—	(15,302)	(3,088)	—	(18,390)
Intercompany financing	(112,310)	112,494	(184)	—	—
Repayments of borrowings	(600)	—	—	—	(600)

Net cash used for financing activities	(112,910)	112,494	(184)	—	(600)
Net increase (decrease) in cash	21,099	35	(1,139)	—	19,995
Cash balance at beginning of period	32,101	44	5,236	—	37,381

Cash balance at end of period	$53,200	$79	$4,097	$—	$57,376

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

RECENT DEVELOPMENTS

Geismar Start-Up

We are continuing the start-up of our facilities in Geismar, Louisiana. We acquired the EDC, VCM and PVC plants at Geismar in December 2002 and have been operating the EDC plant since November 2003. The VCM and PVC plants each have an estimated rated capacity of 600 million pounds per year. The PVC plant is comprised of two trains. The PVC and VCM start-up, which commenced in December 2004, is scheduled to be completed in the third quarter of 2005. The majority of the initial production of the PVC plant is being consumed internally primarily as a result of the August 2004 acquisition of three PVC pipe plants from Bristolpipe Corporation. In addition, we have invested in technological modifications in the EDC plant at Geismar. These technological modifications are expected to expand total EDC capacity by an estimated 25%. The cost of capital expenditures and pre-operating expenses in connection with the start-up was approximately $17.8 million in 2004 and is expected to be approximately $15.7 million in 2005.

RESULTS OF OPERATIONS

Second Quarter 2005 Compared with Second Quarter 2004

Net Sales. Net sales increased by $131.3 million, or 29.2%, to $580.7 million in the second quarter of 2005 from $449.4 million in the second quarter of 2004. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in styrene, VCM, caustic, PVC resin and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to strong-end markets and the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004.

Gross Margin. Gross margins decreased to 17.1% in the second quarter of 2005 from 18.1% in the second quarter of 2004. This decrease was primarily due to higher raw material costs for ethane, propane and benzene, higher energy costs and lower sales volumes for ethylene and polyethylene. Our raw material cost in both segments normally track industry prices, which experienced an increase of 15.5% for ethane, 26.2% for propane and 26.8% for benzene as compared to the second quarter of 2004. This increase in raw material cost was partially offset by higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for styrene, VCM, caustic, PVC resin and PVC pipe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million, or 16.9%, in the second quarter of 2005 as compared to the second quarter of 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, higher compensation expenses, and increased costs resulting from the Bristolpipe acquisition, which were partially offset by a decrease in the provision for doubtful accounts related to the Goodrich agreement.

Interest Expense. Interest expense in the second quarter of 2005 decreased by $5.5 million to $5.9 million from $11.4 million in the second quarter of 2004 due to lower average debt balances, which were partially offset by slightly higher average interest rates. The average quarterly debt balance decreased by $269.2 million to $267.7 million as of June 30, 2005 from $536.9 million as of June 30, 2004.

Other Expense, Net. Other expense of $1.3 million was essentially unchanged from the second quarter of 2004 to the second quarter of 2005. Higher interest income of $1.1 million was offset by higher derivative losses of $0.3 million, lower management fees of $0.2 million and lower income from unconsolidated subsidiaries of $0.4 million.

Income Taxes. The effective income tax rate was 35.8% in the second quarter of 2005 as compared to 35.4% in the second quarter of 2004. The second quarter of 2005 rate is higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1% related to the new domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $46.2 million, or 17.0%, to $317.4 million in the second quarter of 2005 from $271.2 million in the second quarter of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes for styrene, partially offset by reduced ethylene and polyethylene sales volumes. Average selling prices for the Olefins segment increased by 24.5% in the second quarter of 2005 as compared to the second quarter of 2004. These increased prices and sales volumes were mainly due to higher industry demand. Selling prices were also higher due to higher raw material costs that were largely passed through to customers.

Income from Operations. Income from operations decreased by $6.5 million to $32.0 million in the second quarter of 2005 from $38.5 million in the second quarter of 2004. This decrease was primarily due to higher raw material costs for ethane, propane and benzene, higher energy costs and lower sales volumes for ethylene and polyethylene. This was partially offset by higher selling prices for ethylene, polyethylene and styrene and higher styrene sales volume.

Vinyls Segment

Net Sales. Net sales increased by $85.1 million, or 47.8%, to $263.3 million in the second quarter of 2005 from $178.2 million in the second quarter of 2004. This increase was primarily due to higher selling prices for all of our vinyls products and higher sales volumes for caustic, VCM, PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 19.7% in the second quarter of 2005 as compared to the second quarter of 2004. These increases were largely due to stronger industry demand for our products. PVC pipe sales volume increased due to strong-end markets and the August 2004 acquisition of the assets of Bristolpipe Corporation.

Income from Operations. Income from operations increased by $22.9 million, or 81.7%, to $51.0 million in the second quarter of 2005 from $28.1 million in the second quarter of 2004. This increase was primarily due to higher selling prices and volumes for all of our vinyls products. These increases were partially offset by higher energy costs and higher raw material costs.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net Sales. Net sales increased by $349.0 million, or 41.0%, to $1,199.3 million in the first six months of 2005 from $850.3 million in the first six months of 2004. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in styrene, VCM, caustic, PVC resin and PVC pipe. These increases were partially offset by slightly lower sales volumes for ethylene and polyethylene. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Gross Margin. Gross margins increased to 18.3% in the first six months of 2005 from 14.2% in the first six months of 2004. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for styrene, VCM, caustic, PVC resin and PVC pipe. These increases were partially offset by slightly lower sales volumes for ethylene and polyethylene and higher raw material costs for ethane, propane and benzene. Our raw materials cost in both segments normally track industry prices, which experienced an increase of 18.4% for ethane, 22.9% for propane and 44.5% for benzene as compared to the first six months of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.6 million, or 32.8%, in the first six months of 2005 as compared to the first six months of 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, higher compensation expenses, increased sales commissions and increased costs resulting from the Bristolpipe acquisition, partially offset by lower provision for doubtful accounts relating to the Goodrich agreement. The first six months of 2005 costs also increased as compared to the first six months of 2004 due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer.

Interest Expense. Interest expense in the first six months of 2005 decreased by $10.1 million to $12.0 million from $22.1 million in the first six months of 2004 due to lower average debt balances, which were partially offset by slightly higher average interest rates. The average monthly debt balance decreased by $260.8 million to $276.2 million as of June 30, 2005 from $537.0 million as of June 30, 2004.

Debt Retirement Cost. We recognized $0.6 million in non-operating expense in the first six months of 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.0 million of our term loan.

Other Expense, Net. Other expense, net decreased by $0.8 million from an expense of $1.4 million in the first six months of 2004 to an expense of $0.6 million in the first six months of 2005. The decrease was primarily due to an increase in interest income of $1.2 million and lower derivative losses of $1.1 million which were partially offset by lower income from unconsolidated subsidiaries of $1.0 million and lower management fees of $0.4 million.

Income Taxes. The effective income tax rate was 36.0% in the first six months of 2005 as compared to 35.0% in the first six months of 2004. The first six months of 2005 rate is higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1% related to the new domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $163.0 million, or 30.7%, to $694.1 million in the first six months of 2005 from $531.1 million in the first six months of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes for styrene. These increases were partially offset by slightly lower sales volumes for ethylene and polyethylene. Average selling prices for the Olefins segment increased by 21.6% in the first six months of 2005 as compared to the first six months of 2004. These increased prices and sales volumes were mainly due to higher industry demand. Selling prices were also higher due to higher raw material costs that were largely passed through to customers.

Income from Operations. Income from operations increased by $24.9 million to $94.4 million in the first six months of 2005 from $69.5 million in the first six months of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene and higher sales volumes for styrene. These increases were partially offset by lower sales volumes for ethylene and polyethylene, higher raw material costs for ethane, propane and benzene and higher energy costs.

Vinyls Segment

Net Sales. Net sales increased by $186.0 million, or 58.3%, to $505.2 million in the first six months of 2005 from $319.2 million in the first six months of 2004. This increase was primarily due to higher selling prices and volumes for all of our vinyls products. Average selling prices for the Vinyls segment increased by 32.3% in the first six months of 2005 as compared to the first months of 2004. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC pipe sales volume increased due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Income from Operations. Income from operations increased by $67.8 million to $92.6 million in the first six months of 2005 from $24.8 million in the first six months of 2004. This increase was primarily due to higher selling prices and volumes for all of our vinyls products. These increases were partially offset by higher energy costs and higher raw material costs. The first six months of 2004 earnings were adversely impacted by a fire at the Calvert City ethylene plant. We estimate that the impact on operating income from the outage relating to the fire was approximately $8.4 million.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Cash Flows

Operating Activities

Operating activities provided cash of $143.7 million in the first six months of 2005 compared to $39.0 million in the same period in 2004. The $104.7 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described above, and favorable changes in working capital. Income from operations increased by $91.6 million in the first six months of 2005 as compared to the first six months of 2004. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $ 22.4 million in the first six months of 2005, compared to $71.4 million of cash used in the first six months of 2004, a decrease in cash use of $49.0 million. In the first six months of 2005, accounts receivable increased by $20.3 million largely due to higher selling prices and sales volumes while inventory decreased by $11.6 million. Accounts payable and accrued liabilities decreased by $13.8 million during the first six months of 2005. The primary reason for the $71.4 million use of cash in the first six months of 2004 related to working capital components was a $52.2 million increase in inventories and a $19.4 million increase in accounts receivable. This was partially offset by an increase of accounts payable and accrued liabilities of $4.1 million. The increase in inventories was primarily due to higher production and higher feedstock and energy prices. The increase in accounts receivable was primarily due to higher selling prices and volumes.

Investing Activities

Net cash used in investing activities was $44.1 million in the first six months of 2005 as compared to $18.4 million in the first six months of 2004. Capital expenditures in the first six months of 2005 and 2004 were $44.1 million and $19.4 million, respectively. The increase in capital expenditures was primarily due to the start-up of the VCM and PVC portions of our facilities in Geismar, Louisiana and investing in technological modifications in the EDC plant at Geismar, with the remaining capital expenditures relating to maintenance, safety and environmental projects. Capital spending during the first six months of 2004 was primarily related to maintenance, safety and environmental projects and was partially offset by $1.0 million of proceeds from the disposition of assets.

Financing Activities

Net cash used by financing activities during the first six months of 2005 was $33.4 million. During the first six months of 2005 we used $30.6 million to repay debt and $2.8 million to pay dividends. In the first six months of 2004, net cash used by financing activities was $0.6 million, which was used to repay debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $109.7 million at June 30, 2005 compared to $43.4 million at December 31, 2004. We believe the June 30, 2005 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At June 30, 2005, our long-term debt, including current maturities, totaled $267.5 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $9.6 million senior secured term loan due in 2010 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates. In the first six months of 2005, we recognized $0.6 million in non-operating expense resulting from the write off in previously capitalized debt issuance costs in connection with the repayment of $30.0 million of our term loan.

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

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit agreement was amended February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable interest rate by 0.5% on the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate our operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2008. We had standby letters of credit outstanding at June 30, 2005 of $14.4 million. We had $185.6 million of available borrowing capacity at June 30, 2005 under this facility.

The agreements governing the 8 3/4% senior notes, the term loan, and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. The 8¾ senior notes indenture and the term loan do not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such distribution, together with the aggregate amount of all other restricted payments since July 31, 2003 is less than the sum of 50% of our consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements have been delivered (the percentage will be increased to 100% if and for so long as the 8¾% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to our common equity capital or from the issuance or sale of equity securities, plus $25 million. The amount under this restriction was $321.5 million at June 30, 2005. Our revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $100 million. None of the credit agreements require us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time.

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

OUTLOOK

We saw continued strength in our Vinyls segment during the second quarter. However, we did see price and margin erosion in the Olefins segment in that quarter, which we believe was largely due to global inventory corrections. We have already begun to see some signs of improvement in Olefins late in the second quarter. Short term results, however, remain vulnerable to raw material and energy price spikes, quarterly inventory adjustments, global economic swings, political tensions and regional weather conditions. Industry conditions lead us to believe an improving supply/demand balance that began in 2003 will continue in the near term.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2005, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have decreased our income before taxes by $3.9 million and a hypothetical $1.00 increase in the price of a gallon of crude oil would have decreased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2005, we had variable rate debt of $20.5 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $20.5 million as of June 30, 2005 was 3.98%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at June 30, 2005, we had $247.0 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting of stockholders was held on May 19, 2005. Two matters were voted upon by the Company’s stockholders at such meeting: (1) three members of the board of directors were re-elected and (2) the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified. The following tabulation sets forth the number of votes cast for, against or withheld and the number of broker non-votes.

Election of Directors	Votes For	Votes Withheld
Ruth I. Dreessen	57,255,841	7,363,317
Dorothy C. Jenkins	58,800,422	5,818,736
Max L. Lukens	64,368,755	250,403

Ratification of PricewaterhouseCoopers LLP	Votes For	Votes Against	Votes to Abstain	Broker Non-Votes
	64,366,032	251,892	1,234	0

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 5, 2005	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2005	By:	/s/ Ruth I. Dreessen
Ruth I. Dreessen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)