Form 10-Q
period 2005-09-30
WESTLAKE CHEMICAL CORP
filed 2005-11-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 27, 2005, was 65,109,001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$123,348	$43,396
Accounts receivable, net	356,034	234,247
Inventories, net	286,588	319,816
Prepaid expenses and other current assets	7,021	8,689
Deferred income taxes	16,747	65,790

Total current assets	789,738	671,938
Property, plant and equipment, net	855,846	855,052
Equity investment	17,815	18,082
Other assets, net	40,400	47,381

Total assets	$1,703,799	$1,592,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,176	$146,890
Accrued liabilities	133,318	102,125
Current portion of long-term debt	1,200	1,200

Total current liabilities	270,694	250,215
Long-term debt	265,989	296,889
Deferred income taxes	209,630	235,161
Other liabilities	35,450	40,791

Total liabilities	781,763	823,056
Commitments and Contingencies (Notes 10 and 13)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,104,615 and 64,896,489 shares issued and outstanding in 2005 and 2004, respectively	651	649
Additional paid-in capital	424,139	420,124
Retained earnings	497,332	348,689
Minimum pension liability, net of tax	(1,739)	(1,739)
Unearned compensation on restricted stock	(1,108)	—
Cumulative translation adjustment	2,761	1,674

Total stockholders’ equity	922,036	769,397

Total liabilities and stockholders’ equity	$1,703,799	$1,592,453

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands of dollars, except per share data and share amounts)
Net sales	$605,391	$572,031	$1,804,666	$1,422,284
Cost of sales	516,127	487,520	1,496,139	1,217,437

Gross profit	89,264	84,511	308,527	204,847
Selling, general and administrative expenses	19,202	15,055	53,994	41,251
Impairment of long-lived assets	—	516	—	1,830

Income from operations	70,062	68,940	254,533	161,766
Interest expense	(5,834)	(10,144)	(17,867)	(32,261)
Debt retirement cost	—	(14,685)	(646)	(14,685)
Other income, net	888	1,801	322	445

Income before income taxes	65,116	45,912	236,342	115,265
Provision for income taxes	21,590	17,595	83,147	41,869

Net income	$43,526	$28,317	$153,195	$73,396

Earnings per common share Basic	$0.67	$0.50	$2.36	$1.41

Diluted	$0.67	$0.50	$2.35	$1.41

Weighted average shares outstanding:
Basic	65,026,962	56,903,270	64,987,068	51,985,368
Diluted	65,261,382	57,027,343	65,252,220	52,027,027

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands of dollars)
Cash flows from operating activities
Net income	$153,195	$73,396

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,649	62,849
Recovery of bad debts	(2,568)	(291)
Amortization of debt issue costs	1,100	1,661
Loss from disposition of fixed assets	1,794	1,509
Impairment of long-lived assets	—	1,830
Deferred tax expense	30,527	38,843
Equity loss (income) of unconsolidated subsidiary	267	(1,073)
Write off of debt retirement costs	646	3,047
Changes in operating assets and liabilities Accounts receivable	(119,219)	(53,695)
Inventories	33,228	(48,599)
Prepaid expenses and other current assets	1,668	1,255
Accounts payable	(10,714)	5,618
Accrued liabilities	31,193	666
Other, net	(6,640)	(3,655)

Total adjustments	21,931	9,965

Net cash provided by operating activities	175,126	83,361

Cash flows from investing activities
Additions to property, plant and equipment	(60,732)	(30,912)
Acquisition of business Proceeds from disposition of assets Proceeds from insurance claims	— 43 —	(33,294 1,006 1,081)

Net cash used for investing activities	(60,689)	(62,119)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	181,261
Proceeds from exercise of stock options	966	—
Dividends paid	(4,551)	—
Repayments of borrowings	(30,900)	(188,900)

Net cash used for financing activities	(34,485)	(7,639)

Net increase in cash	79,952	13,603
Cash balance at the beginning of the period	43,396	37,381

Cash balance at the end of the period	$123,348	$50,984

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004 and the changes in its cash position for the nine months ended September 30, 2005 and 2004.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2005	December 31, 2004
Accounts receivable — trade	$356,816	$230,554
Accounts receivable — affiliates	1,217	966
Allowance for doubtful accounts	(3,233)	(6,106)

	$354,800	$225,414
Taxes receivable	442	328
Accounts receivable — other	792	8,505

	$356,034	$234,247

3. Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Finished product	$147,667	$172,056
Feedstock, additives and chemicals	120,038	129,715
Materials and supplies	27,416	26,552

	295,121	328,323
Allowance for inventory obsolescence	(8,533)	(8,507)

Net inventory	$286,588	$319,816

4. Income Taxes

The effective income tax rate was 33.2% and 35.2% in the third quarter and first nine months of 2005, respectively, as compared to 38.3% and 36.3% in the third quarter and first nine months of 2004. The decrease in the current year rate from the prior year is primarily related to a $2,272 adjustment to deferred taxes related to prior periods which reduced tax expense in the third quarter of 2005. Excluding this adjustment, the effective tax rate for the third quarter and first nine months of 2005 would have been 36.6% and 36.1%, respectively.

5. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $15,385 and $18,046 is included in cost of sales in the consolidated statement of operations for the three months ended September 30, 2005 and 2004, respectively, and $51,279 and $53,124 for the nine months ended September 30, 2005 and 2004, respectively.

The Company recognized a $516 impairment charge during the three months ended September 30, 2004 related to an adjustment to fair market value of Olefins segment assets. During the second quarter of 2004, the Company recognized a $1,314 impairment charge in the Vinyls segment related to a PVC plant that was not in service and was written down to its estimated sales value less commissions, as determined by third party valuation. There have been no impairments in 2005.

6. Other Assets

Amortization expense on other assets of $4,077 and $3,617 is included in the consolidated statement of operations for the three months ended September 30, 2005 and 2004, respectively, and $10,470 and $11,386 for the nine months ended September 30, 2005 and 2004, respectively.

7. Derivative Commodity Instruments

The Company had a net loss of $8,708 in connection with trading activity for the nine months ended September 30, 2005 compared to a net loss of $5,215 for the nine months ended September 30, 2004. Of the 2005 net loss, $36,274 related to derivative losses offset by $27,566 in gains on the sale of related physical feedstock positions. Derivative losses accounted for all of the 2004 net loss. Losses related to trading activity in the third quarter totaled $8,452 and $2,130, respectively, for 2005 and 2004. Of the current quarter loss, $34,377 related to commodity derivative losses offset by $25,925 in gains on the sale of physical positions related to spread trades. Risk management asset balances of $-0- and $50 were included in “Accounts receivable, net,” and risk management liability balances of $36,843 and $3,765 were included in “Accrued liabilities” in the Company’s balance sheets as of September 30, 2005 and December 31, 2004, respectively.

8. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,027	56,903	64,987	51,985
Plus incremental shares from assumed conversions:
Options	220	47	231	16
Restricted stock units	14	77	34	26

Weighted average common shares—diluted	65,261	57,027	65,252	52,027

9. Stock Based Compensation

The Company’s 2004 Omnibus Incentive Plan (the Plan) authorizes the Board of Directors to make stock option awards to executives and other key employees. The Plan also provides for the granting of stock awards, restricted stock and stock units to employees and directors that consist of grants of common stock or units denominated in common stock. The Company granted 156,800 restricted stock units, valued at $14.50 per unit, in the third quarter of 2004 to employees. These units vested in the first quarter of 2005. The Company also granted options to purchase 475,716 shares of common stock in the third quarter of 2004. The exercise price of the options was the market price on the date of grant ($14.50). These options become exercisable in equal amounts on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The Company also granted and issued 42,874 shares of restricted stock during the third quarter of 2005, valued at $27.22 per share. These shares will vest equally on the first, second and third anniversaries of the grant date. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The fair value of the restricted shares on the date of the grant is being amortized over the vesting period. In addition, the Company granted options to purchase 83,635 shares of common stock during the third quarter of 2005. The exercise price of these options was the market price on the date of the grant ($27.22). These options become exercisable on the first, second, third and fourth anniversaries of the grant date and expire on the tenth anniversary of the grant date.

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

	2004 Options	2005 Options
Risk-free interest rate	4.0%	4.3%
Expected life in years	10	8
Expected volatility	28.1%	36.5%
Expected dividend yield	0.6%	0.4%

Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Compensation expense	376	227	1,283	227
Provision for income taxes	135	82	462	82

Total, net of taxes	$241	$145	$821	$145

Had compensation expense been determined consistently with the provisions of SFAS 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income
As reported	$43,526	$28,317	$153,195	$73,396
Pro forma compensation expense, net of taxes	241	145	821	145

Pro forma	$43,285	$28,172	$152,374	$73,251

Basic and diluted earnings per share
As reported:
Basic	$0.67	$0.50	$2.36	$1.41
Diluted	$0.67	$0.50	$2.36	$1.41
Pro forma:
Basic	$0.67	$0.50	$2.34	$1.41
Diluted	$0.66	$0.49	$2.34	$1.41

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

10. Pension and Post Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$250	$251	$97	$102	$800	$768	$292	$306
Interest cost	444	452	103	105	1,354	1,262	308	314
Expected return on plan assets	(482)	(353)	—	—	(1,446)	(1,057)	—	—
Amortization of transition obligation	—	—	28	28	—	—	85	85
Amortization of prior service cost	80	56	67	67	239	168	200	201
Amortization of net loss	63	137	62	54	202	267	186	162

Net periodic benefit cost	$355	$543	$357	$356	$1,149	$1,408	$1,071	$1,068

The Company contributed $0 and $890 to the Salaried and Wage pension plans during the quarters ended September 30, 2005 and 2004, respectively, and $6,074 and $1,670 to the Salaried and Wage pension plans for the nine months ended September 30, 2005 and 2004, respectively. The Company is not scheduled to contribute any additional funds to the pension plans during the fiscal year ending December 31, 2005.

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

Calvert City

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. In addition, the Company agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing dates. The soil and groundwater at the manufacturing complex, which does not include the Company’s polyvinyl chloride facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and Goodrich’s indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which the Company did not acquire and on which it does not operate and that it believes is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at the Company’s manufacturing complex is currently being coordinated by PolyOne.

Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $2,836 in 2004, and the Company expects this level of expenditures to continue for the life of the remediation. For the past several years, PolyOne has asserted that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company denied those allegations. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site. In May 2003, Goodrich began withholding payment of 45% of the monthly costs incurred by the Company to operate certain pollution control equipment owned by Goodrich at the site.

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover unpaid invoices related to the groundwater treatment. Goodrich filed an answer and counterclaim in which it alleged that the Company was responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed cross-claims against the Company in which it alleged breach of contract and that Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its breach of contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s cross-claims. By order dated March 9, 2005, the court granted the Company’s motion to dismiss PolyOne’s cross-claims. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s breach of contract claim against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, Goodrich and the Company entered a Non-Waiver Agreement pursuant to which Goodrich paid the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement is reflected in the consolidated statement of operations for the nine months ended September 30, 2005 resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and legal arguments, including Goodrich’s right to pursue its motion for reconsideration. The granting of such motion could result in the Company being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case is continuing with respect to Goodrich’s counterclaims against the Company, and Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich. Extensive discovery is ongoing and the trial is set for December 2006.

Administrative Proceedings and Related Litigation. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 23, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including the Company. The Company has either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal (PolyOne II). In this second proceeding, PolyOne is challenging the State’s determination that PolyOne is required to submit an application for a major modification of the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against the Company that, if proven, might cause the Kentucky State Cabinet to demand that the Company also be added to the Goodrich permit.

On January 24, 2005, Goodrich filed a challenge (Goodrich II) to the Kentucky State Cabinet’s determination which had rejected a Goodrich proposal to perform a particular soil remediation procedure. The Company’s motion to intervene in PolyOne II and Goodrich II was subsequently granted.

Goodrich and PolyOne have alleged in Goodrich I and PolyOne I that Goodrich cannot be held responsible for contamination on property they do not own. Both Goodrich and PolyOne have also alleged that the Company is responsible for contamination at the manufacturing complex, which the Company has denied.

On March 18, 2005, the Goodrich I and II and PolyOne I and II proceedings were consolidated and the hearing for the consolidated case was set for September 12, 2006. Discovery is now underway.

On March 22, 2005, after the court had dismissed PolyOne’s cross-claims against the Company, PolyOne filed a separate RCRA citizen suit against the Company in the United States District Court for the Western District of Kentucky, which covers the same issues raised in the Goodrich and PolyOne administrative proceedings. On May 23, 2005 the Company filed a motion to dismiss the PolyOne complaint, which PolyOne responded to on June 7, 2005. The Company filed its reply to PolyOne’s response on June 21, 2005, and the motion is pending.

In January 2004, the Kentucky State Cabinet notified the Company by letter that, due to its ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work on the pond and solid waste management units and areas of concern located on property adjacent to the pond that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the 1997 contract, the Company has the right to reconvey title to Pond 4 back to Goodrich, which the Company has tendered. On March 21, 2005, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for its costs incurred in connection with Pond 4. On May 20, 2005, Goodrich filed a motion to dismiss portions of the Company’s complaint. On June 27, 2005, the Company filed a response in opposition to Goodrich’s motion to dismiss, and Goodrich filed its reply on July 18, 2005. In addition, on June 6, 2005, Goodrich filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s Pond 4 liabilities to the Company. PolyOne moved to dismiss Goodrich’s third-party complaint on August 30, 2005. Goodrich responded to PolyOne’s motion on October 7, 2005, and PolyOne filed its reply on October 21, 2005. Finally, the Company filed a motion for partial summary judgment on Goodrich’s liability for the Company’s costs incurred in connection with Pond 4 on August 9, 2005. Goodrich responded to the Company’s motion on September 6, 2005, and the Company replied on September 27, 2005.

The Company has also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a post-closure care RCRA permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky State Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application. On February 18, 2005, the Company also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit granted against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet granted the Company an extension until September 26, 2005 to file the permit application. On August 19, 2005, the Kentucky Cabinet granted an additional extension until March 25, 2006 to file the permit application.

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

Environmental Investigations. In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (“EDC”)/vinyl chloride monomer (“VCM”), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company analyzed the NEIC report and identified areas where it believes that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company has held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the Kentucky State Cabinet would conduct an inspection of its polyvinyl chloride (“PVC”) facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA has submitted to the Company an information request under Section 114 of the Clean Air Act and has issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The Company met with the EPA on June 8 and 9, 2004 and is continuing to have settlement discussions with the agency. The EPA also issued to the Company information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. It is likely that monetary penalties will be imposed, that capital expenditures for installation of environmental controls will be required, or that other relief will be sought, or all or some combination of the preceding, by either the EPA or the Kentucky State Cabinet as a result of the environmental investigations in Calvert City. In such case, the Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows. However, the Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

Legal Matters

In October 2003, the Company filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which the Company has supplied and the Company supplies to CITGO hydrogen that the Company generates as a co-product in its ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against the Company, asserting that CITGO had overpaid the Company for hydrogen due to the Company’s allegedly faulty sales meter and that the Company is obligated to reimburse CITGO for the overpayments. In January 2004, the Company filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. The Company’s claim against CITGO is approximately $8,100 plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against the Company is approximately $7,800 plus interest at the prime rate plus two percentage points and attorneys’ fees. The parties held a mediation conference in April 2004 at which they agreed to conduct further discovery with a view towards holding another mediation conference to attempt to settle their disputes. Subsequently, the parties have held discussions regarding a settlement. The Company can offer no assurance that a settlement can be achieved, and if no settlement is achieved, the Company intends to vigorously pursue its claim against CITGO and its defense against CITGO’s counterclaim.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to external customers
Olefins
Polyethylene	$188,864	$172,964	$526,449	$432,670
Ethylene, styrene and other	142,364	190,206	498,836	461,575

Total olefins	331,228	363,170	1,025,285	894,245
Vinyls
Fabricated finished goods	153,818	114,625	425,136	279,225
VCM, PVC and other	120,345	94,236	354,245	248,814

Total vinyls	274,163	208,861	779,381	528,039

	$605,391	$572,031	$1,804,666	$1,422,284

Intersegment sales
Olefins	$21,525	$11,270	$69,174	$36,951
Vinyls	269	126	836	355

	$21,794	$11,396	$70,010	$37,306

Income (loss) from operations
Olefins	$45,086	$44,745	$139,502	$114,215
Vinyls	28,850	26,273	121,482	51,069
Corporate and other	(3,874)	(2,078)	(6,451)	(3,518)

	$70,062	$68,940	$254,533	$161,766

Depreciation and amortization
Olefins	$9,767	$13,051	$34,699	$39,321
Vinyls	9,320	7,965	25,918	23,121
Corporate and other	18	95	32	407

	$19,105	$21,111	$60,649	$62,849

Other income (expense), net
Olefins	$(67)	$831	$(1,996)	$(2,249)
Vinyls	(188)	170	276	135
Corporate and other	1,143	800	2,042	2,559

	888	1,801	322	445
Debt retirement cost	—	(14,685)	(646)	(14,685)

	$888	$(12,884)	$(324)	$(14,240)

Capital expenditures
Olefins	$10,079	$3,424	$26,691	$8,888
Vinyls	5,936	7,913	32,194	21,495
Corporate and other	625	178	1,847	529

	$16,640	$11,515	$60,732	$30,912

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income from operations	$70,062	$68,940	$254,533	$161,766
Interest expense	(5,834)	(10,144)	(17,867)	(32,261)
Debt retirement cost	—	(14,685)	(646)	(14,685)
Other income net	888	1,801	322	445

Income before taxes	$65,116	$45,912	$236,342	$115,265

	September 30, 2005	December 31, 2004
Total Assets
Olefins	$1,000,022	$958,493
Vinyls	529,289	486,197
Corporate and other	174,488	147,763

	$1,703,799	$1,592,453

13. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$43,526	$28,317	$153,195	$73,396
Other comprehensive income:
Change in foreign currency translation	1,427	829	1,087	578

Comprehensive income	$44,953	$29,146	$154,282	$73,974

14. Long-Term Debt

Long-term indebtedness consists of the following:

	September 30, 2005	December 31, 2004
8 3/4% Senior notes due 2011	$247,000	$247,000
Term loan	9,300	40,200
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	267,189	298,089
Less current portion	(1,200)	(1,200)

Long-term debt	$265,989	$296,889

In the nine months ended September 30, 2005, the Company repaid $30,900 of its senior term loan and incurred an additional $646 of non-operating expense related to the write off of previously capitalized debt issuance costs.

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

Condensed Consolidating Financial Information as of September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$116,332	$175	$6,841	$—	$123,348
Accounts receivable, net	199,827	342,575	2,237	(188,605)	356,034
Inventories, net	—	275,145	11,443	—	286,588
Prepaid expenses and other current assets	10	5,625	1,386	—	7,021
Deferred income taxes	15,910	—	837	—	16,747

Total current assets	332,079	623,520	22,744	(188,605)	789,738
Property, plant and equipment, net	—	844,655	11,191	—	855,846
Equity investment	1,053,944	15,300	17,815	(1,069,244)	17,815
Other assets, net	43,935	27,813	4,684	(36,032)	40,400

Total assets	$1,429,958	$1,511,288	$56,434	$(1,293,881)	$1,703,799

Current liabilities
Accounts payable	$17,705	$117,700	$770	$1	$136,176
Accrued liabilities	11,481	119,065	2,785	(13)	133,318
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	30,386	236,765	3,555	(12)	270,694
Note payable inter-company	—	219,483	5,143	(224,626)	—
Long-term debt	255,100	10,889	—	—	265,989
Deferred income taxes	209,598	(1,405)	1,437	—	209,630
Other liabilities	12,838	22,612	—	—	35,450
Stockholders’ equity	922,036	1,022,944	46,299	(1,069,243)	922,036

Total liabilities and stockholders’ equity	$1,429,958	$1,511,288	$56,434	$(1,293,881)	$1,703,799

Condensed Consolidating Financial Information as of December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$39,312	$70	$4,014	$—	$43,396
Accounts receivable, net	378,436	218,523	4,698	(367,410)	234,247
Inventories, net	—	311,789	8,027	—	319,816
Prepaid expenses and other current assets	10	7,331	1,348	—	8,689
Deferred income taxes	65,790	—	—	—	65,790

Total current assets	483,548	537,713	18,087	(367,410)	671,938
Property, plant and equipment, net	41	845,273	9,738	—	855,052
Equity investment	814,248	15,300	18,082	(829,548)	18,082
Other assets, net	44,982	32,406	6,022	(36,029)	47,381

Total assets	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Current liabilities
Accounts payable	$16,302	$129,916	$672	$—	$146,890
Accrued liabilities	21,114	79,788	1,377	(154)	102,125
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	38,616	209,704	2,049	(154)	250,215
Long-term debt	286,000	408,899	5,275	(403,285)	296,889
Deferred income taxes	235,968	(1,406)	599	—	235,161
Other liabilities	12,838	27,953	—	—	40,791
Stockholders’ equity	769,397	785,542	44,006	(829,548)	769,397

Total liabilities and stockholders’ equity	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$596,839	$12,194	$(3,642)	$605,391
Cost of sales	—	508,999	10,770	(3,642)	516,127

Gross profit	—	87,840	1,424	—	89,264
Selling, general and administrative expenses	313	18,119	770	—	19,202

Income (loss) from operations	(313)	69,721	654	—	70,062
Interest expense	(727)	(5,107)	—	—	(5,834)
Other income (expense), net	44,454	12	148	(43,726)	888

Income (loss) before income taxes	43,414	64,626	802	(43,726)	65,116
Provision for (benefit from) income taxes	(112)	21,429	273	—	21,590

Net income (loss)	$43,526	$43,197	$529	$(43,726)	$43,526

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$565,204	$9,566	$(2,739)	$572,031
Cost of sales	—	482,028	8,231	(2,739)	487,520

	—	83,176	1,335	—	84,511
Selling, general and administrative expenses	1,816	13,380	(141)	—	15,055
Impairment of long-lived assets	—	516	—	—	516

Income (loss) from operations	(1,816)	69,280	1,476	—	68,940
Interest expense	(4,107)	(6,041)	4	—	(10,144)
Other income (expense), net	26,776	929	598	(41,187)	(12,884)

Income (loss) before income taxes	20,853	64,168	2,078	(41,187)	45,912
Provision for (benefit from) income taxes	(7,464)	24,494	565	—	17,595

Net income (loss)	$28,317	$39,674	$1,513	$(41,187)	$28,317

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,783,798	$31,005	$(10,137)	$1,804,666
Cost of sales	—	1,479,412	26,864	(10,137)	1,496,139

Gross profit	—	304,386	4,141	—	308,527
Selling, general and administrative expenses	1,537	50,144	2,313	—	53,994

Income (loss) from operations	(1,537)	254,242	1,828	—	254,533
Interest expense	(2,036)	(15,831)	—	—	(17,867)
Other income (expense), net	155,760	(1,138)	51	(154,997)	(324)

Income (loss) before income taxes	152,187	237,273	1,879	(154,997)	236,342
Provision for (benefit from) income taxes	(1,008)	83,481	674	—	83,147

Net income (loss)	$153,195	$153,792	$1,205	$(154,997)	$153,195

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,404,342	$23,615	$(5,673)	$1,422,284
Cost of sales	—	1,203,080	20,030	(5,673)	1,217,437

	—	201,262	3,585	—	204,847

Selling, general and administrative expenses	2,695	37,452	1,104	—	41,251
Impairment of long-lived assets	—	1,830	—	—	1,830

Income (loss) from operations	(2,695)	161,980	2,481	—	161,766
Interest expense	(14,100)	(18,165)	4	—	(32,261)
Other income (expense), net	78,650	(1,447)	1,506	(92,949)	(14,240)

Income (loss) before income taxes	61,855	142,368	3,991	(92,949)	115,265
Provision for (benefit from) income taxes	(11,541)	53,201	209	—	41,869

Net income (loss)	$73,396	$89,167	$3,782	$(92,949)	$73,396

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$153,195	$153,792	$1,205	$(154,997)	$153,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,100	58,719	1,930	—	61,749
Recovery of bad debts	—	(2,586)	18	—	(2,568)
Loss from disposition of fixed assets	—	1,773	21	—	1,794
Deferred tax expense	(1,008)	31,532	3	—	30,527
Equity loss of unconsolidated subsidiary	—	—	267	—	267
Write off of debt retirement costs	646	—	—	—	646
Net changes in working capital and other	(220,458)	(7,600)	2,577	154,997	(70,484)

Net cash provided by (used for) operating activities	(66,525)	235,630	6,021	—	175,126
Additions to property, plant and equipment	—	(57,686)	(3,046)	—	(60,732)
Other, net	—	43	—	—	43

Net cash used for investing activities	—	(57,643)	(3,046)	—	(60,689)
Intercompany financing	178,030	(177,882)	(148)	—	—
Proceeds from exercise of stock options	966	—	—	—	966
Dividends paid	(4,551)	—	—	—	(4,551)
Repayments of borrowings	(30,900)	—	—	—	(30,900)

Net cash used for financing activities	143,545	(177,882)	(148)	—	(34,485)
Net increase in cash	77,020	105	2,827	—	79,952
Cash balance at beginning of period	39,312	70	4,014	—	43,396

Cash balance at end of period	$116,332	$175	$6,841	$—	$123,348

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$73,396	$89,167	$3,782	$(92,949)	$73,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,661	61,196	1,653	—	64,510
Recovery of bad debts	—	(101)	(190)	—	(291)
Loss from disposition of fixed assets	—	1,509	—	—	1,509
Impairment of long-lived assets	—	1,830	—	—	1,830
Deferred tax expense	(11,541)	51,190	(806)	—	38,843
Equity in income of unconsolidated subsidiary	—	—	(1,073)	—	(1,073)
Net changes in working capital and other	(135,424)	(52,719)	(169)	92,949	(95,363)

Net cash provided by (used for) operating activities	(71,908)	152,072	3,197	—	83,361
Additions to property, plant and equipment	—	(26,469)	(4,443)	—	(30,912)
Acquisition of business operations	—	(33,294)	—	—	(33,294)
Other, net	—	2,087	—	—	2,087

Net cash used for investing activities	—	(57,676)	(4,443)	—	(62,119)
Intercompany financing	94,361	(94,361)	—	—	—
Proceeds from borrowings	181,261	—	—	—	181,261
Repayments of borrowings	(188,900)	—	—	—	(188,900)

Net cash used for financing activities	86,722	(94,361)	—	—	(7,639)
Net increase (decrease) in cash and cash equivalents	14,814	35	(1,246)	—	13,603
Cash and cash equivalents at beginning of period	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of period	$46,915	$79	$3,990	$—	$50,984

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

RECENT DEVELOPMENTS

Hurricane Rita

On September 22, 2005, we shut down our vinyls facilities at our Geismar, Louisiana complex and our olefins facilities at our Lake Charles, Louisiana complex due to Hurricane Rita. Both complexes sustained minimal damage from the hurricane. However, the lack of electrical power and other utilities caused extended outages at the complexes. The Geismar operations were re-started on September 30, 2005. The facilities at Lake Charles were re-started on October 14, 2005. The production outages had a minimal impact on our third quarter 2005 results.

RESULTS OF OPERATIONS

Third Quarter 2005 Compared with Third Quarter 2004

Net Sales. Net sales increased by $33.4 million, or 5.8%, to $605.4 million in the third quarter of 2005 from $572.0 million in the third quarter of 2004. This increase was primarily due to price increases for ethylene, polyethylene and all of our Vinyls segment products and higher sales volumes in PVC resin and PVC pipe. These increases were partially offset by lower sales volumes for ethylene, polyethylene, styrene, VCM and caustic. Higher selling prices largely resulted from higher energy and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to strong-end markets and the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. The lower sales volumes for polyethylene and styrene were due to lower demand while the ethylene sales volumes were lower primarily due to the increase in internal ethylene consumption at the Geismar facility.

Gross Margin. Gross margin decreased slightly to 14.7% in the third quarter of 2005 from 14.8% in the third quarter of 2004. Gross margin was negatively impacted by derivative losses offset by gains on the sale of related physical feedstock positions which resulted in a net loss of $8.5 million recognized in the third quarter of 2005, thus lowering gross margins by 1.4%. (See Note 7 to our consolidated financial statements.) Gross margin was also negatively impacted by higher raw material costs for ethane and propane, higher energy costs and lower sales volumes for our Olefins products, caustic and VCM. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 31.5% for ethane and 21.9% for propane as compared to the third quarter of 2004. These decreases were largely offset by higher selling prices for all our vinyls products, ethylene and polyethylene and higher sales volumes for PVC resin and PVC pipe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.1 million, or 27.5%, in the third quarter of 2005 as compared to the third quarter of 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, increased legal fees and increased costs resulting from the Bristolpipe acquisition, which were partially offset by a decrease in the provision for doubtful accounts.

Impairment of Long-Lived Assets. Impairment of long-lived assets of $0.5 million in the third quarter of 2004 was primarily related to Olefins segment assets that have been taken out of service. These assets were written down to their remaining fair market value.

Interest Expense. Interest expense in the third quarter of 2005 decreased by $4.3 million to $5.8 million from $10.1 million in the third quarter of 2004 due to lower average debt balances, which were partially offset by slightly higher average interest rates. The average quarterly debt balance decreased by $206.2 million to $267.4 million as of September 30, 2005 from $473.6 million as of September 30, 2004.

Debt Retirement Cost. We recognized $14.7 million in non-operating expense in the third quarter of 2004 related to the redemption of $133.0 million of our 8 3/4% senior notes and repayment of $28.0 million of our term loan consisting of a pre-payment penalty on our 8 3/4% senior notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost.

Other Income, Net. Other income decreased by $0.9 million to $0.9 million in the third quarter of 2005 from $1.8 million in the third quarter of 2004. The higher other income in the third quarter of 2004 primarily relates to insurance proceeds received in that period.

Income Taxes. The effective income tax rate was 33.2% in the third quarter of 2005 as compared to 38.3% in the third quarter of 2004. The decrease in the current year rate from the prior year is primarily related to a $2.3 million adjustment to deferred taxes related to prior periods which reduced tax expense in the third quarter of 2005. Excluding this adjustment, the effective tax rate for the third quarter would have been 36.6%. The 36.6% adjusted rate is higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1% related to the new domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales decreased by $32.0 million, or 8.8%, to $331.2 million in the third quarter of 2005 from $363.2 million in the third quarter of 2004. This decrease was primarily due to lower sales volumes throughout the Olefins segment and price decreases for styrene, partially offset by price increases for ethylene and polyethylene. Average selling prices for the Olefins segment increased by 8.7% in the third quarter of 2005 as compared to the third quarter of 2004. Styrene prices fell dramatically as the cost of benzene feedstock dropped by 22.0% from the third quarter of 2004 to the third quarter of 2005. Styrene sales volumes decreased due to lower demand and merchant ethylene sales volumes decreased as the internal requirements for ethylene at Geismar increased.

Income from Operations. Income from operations increased by $0.4 million to $45.1 million in the third quarter of 2005 from $44.7 million in the third quarter of 2004. This increase was primarily due to ethylene and polyethylene price increases. In addition, in the third quarter of 2005 the Company recorded an acquisition related adjustment which reduced depreciation expense by $2.5 million. This adjustment was a correction of prior period depreciation expense. These increases were partially offset by higher raw material cost, higher energy costs, lower sales volumes and derivative losses offset by gains on the sale of related physical feedstock positions which resulted in a net loss of $8.5 million recognized in the third quarter of 2005.

Vinyls Segment

Net Sales. Net sales increased by $65.3 million, or 31.3%, to $274.2 million in the third quarter of 2005 from $208.9 million in the third quarter of 2004. This increase was primarily due to higher selling prices for all of our vinyls products and higher sales volumes for PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 20.7% in the third quarter of 2005 as compared to the third quarter of 2004. These increases were largely due to stronger industry demand for our products and higher raw material and energy costs that were passed through to customers. PVC pipe sales volume increased due to strong-end markets and the August 2004 acquisition of the assets of Bristolpipe Corporation.

Income from Operations. Income from operations increased by $2.6 million, or 9.9%, to $28.9 million in the third quarter of 2005 from $26.3 million in the third quarter of 2004. This increase was primarily due to higher sales volumes for PVC resin and PVC pipe and higher selling prices for all of our vinyls products. These increases were partially offset by higher energy costs and higher raw material costs for propane.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net Sales. Net sales increased by $382.4 million, or 26.9%, to $1,804.7 million in the first nine months of 2005 from $1,422.3 million in the first nine months of 2004. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in VCM, PVC resin and PVC pipe. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were passed through to customers. PVC pipe sales were higher due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Gross Margin. Gross margins increased to 17.1% in the first nine months of 2005 from 14.4% in the first nine months of 2004. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes of VCM, PVC resin and PVC pipe. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene, higher raw material costs for ethane, propane and benzene and higher energy costs. Our raw materials cost in both segments normally tracks industry prices, which experienced an increase of 23.3% for ethane, 22.6% for propane and 14.1% for benzene as compared to the first nine months of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.7 million, or 30.9%, in the first nine months of 2005 as compared to the first nine months of 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, higher legal and environmental consultant fees, increased sales commissions and increased costs resulting from the Bristolpipe acquisition, partially offset by lower provision for doubtful accounts. The first nine months of 2005 costs also increased as compared to the first nine months of 2004 due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer.

Impairment of Long-Lived Assets. Impairment of long-lived assets of $1.8 million in the first nine months of 2004 was related to an idled PVC plant in Pace, Florida in the Vinyls segment ($1.3 million) that was written down to its estimated sales value less commissions and ethylene assets in our Olefins segment ($0.5 million) which were written down to their remaining fair market value.

Interest Expense. Interest expense in the first nine months of 2005 decreased by $14.4 million to $17.9 million from $32.3 million in the first nine months of 2004 due to lower average debt balances, which were partially offset by slightly higher average interest rates. The average monthly debt balance decreased by $242.7 million to $273.2 million as of September 30, 2005 from $515.9 million as of September 30, 2004.

Debt Retirement Cost. We recognized $0.6 million in non-operating expense in the first nine months of 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.0 million of our term loan. We recognized $14.7 million in non-operating expense in the third quarter of 2004 related to the redemption of $133.0 million of our 8 3/4% senior notes and repayment of $28.0 million of our term loan consisting of a pre-payment penalty on our 8  3/4 % senior notes of $11.6 million and a write-off of $3.1 million in previously capitalized debt issuance cost.

Other Income. Other income decreased slightly from $0.4 million in the first nine months of 2004 to $0.3 million in the first nine months of 2005.

Income Taxes. The effective income tax rate was 35.2% in the first nine months of 2005 as compared to 36.3% in the first nine months of 2004. The decrease in the current year rate from the prior year is primarily related to a $2.3 million adjustment to deferred taxes related to prior periods which reduced tax expense in the third quarter of 2005. Excluding this adjustment, the effective rate for the first nine months of 2005 would have been 36.1%. The 36.1% adjusted rate is higher than the statutory rate primarily due to state taxes and reflects a tax benefit of approximately 1% related to the new domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $131.1 million, or 14.7%, to $1,025.3 million in the first nine months of 2005 from $894.2 million in the first nine months of 2004. This increase was primarily due to price increases for all of our olefins products. These increases were partially offset by slightly lower sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 16.2% in the first nine months of 2005 as compared to the first nine months of 2004. These increased prices were due primarily to higher industry demand and higher energy and raw material costs that were passed through to customers.

Income from Operations. Income from operations increased by $25.3 million to $139.5 million in the first nine months of 2005 from $114.2 million in the first nine months of 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene. These increases were partially offset by slightly lower sales volumes for ethylene, polyethylene and styrene, higher raw material costs for ethane, propane and benzene and higher energy costs.

Vinyls Segment

Net Sales. Net sales increased by $251.4 million, or 47.6%, to $779.4 million in the first nine months of 2005 from $528.0 million in the first nine months of 2004. This increase was primarily due to higher selling prices for all of our vinyls products and higher sales volumes for VCM, PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 22.0% in the first nine months of 2005 as compared to the first nine months of 2004. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. In addition to strong industry demand, PVC pipe sales volume also increased due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Income from Operations. Income from operations increased by $70.4 million to $121.5 million in the first nine months of 2005 from $51.1 million in the first nine months of 2004. This increase was primarily due to higher selling prices for all of our vinyls products and higher sales volumes for VCM, PVC resin and PVC pipe, partially offset by higher energy costs and higher raw material costs for propane and chlorine. The first nine months of 2004 earnings were adversely impacted by a fire at the Calvert City ethylene plant. We estimate that the impact on operating income from the outage relating to the fire was approximately $8.4 million.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Cash Flows

Operating Activities

Operating activities provided cash of $175.1 million in the first nine months of 2005 compared to $83.4 million in the same period in 2004. The $91.7 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described above, and favorable changes in working capital. Income from operations increased by $92.8 million in the first nine months of 2005 as compared to the first nine months of 2004. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $ 63.8 million in the first nine months of 2005, compared to $94.8 million of cash used in the first nine months of 2004, a decrease in cash use of $31.0 million. In the first nine months of 2005, accounts receivable increased by $119.2 million largely due to higher selling prices while inventory decreased by $33.2 million. Accounts payable and accrued liabilities increased by $20.5 million during the first nine months of 2005. The primary reasons for the $94.8 million use of cash in the first nine months of 2004 related to working capital components were a $53.7 million increase in accounts receivable and a $48.6 million increase in inventories. This was partially offset by an increase of accounts payable and accrued liabilities of $6.3 million. The increase in inventories was primarily due to higher production and higher feedstock and energy prices. The increase in accounts receivable was primarily due to higher selling prices and volumes.

Investing Activities

Net cash used in investing activities was $60.7 million in the first nine months of 2005 as compared to $62.1 million in the first nine months of 2004. Capital expenditures in the first nine months of 2005 and 2004 were $60.7 million and $30.9 million, respectively. The increase in capital expenditures was primarily due to the start-up of the VCM and PVC portions of our facilities in Geismar, Louisiana and investing in technological modifications in the EDC plant at Geismar, with the remaining capital expenditures relating to maintenance, safety and environmental projects. Capital spending during the first nine months of 2004 was primarily related to maintenance, safety and environmental projects. The acquisition of business of $33.3 million during the first nine months of 2004 related to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These expenditures were partially offset by $1.0 million of proceeds from the disposition of assets and $1.1 million of insurance proceeds.

Financing Activities

Net cash used by financing activities during the first nine months of 2005 was $34.5 million as compared to $7.6 million in the first nine months of 2004. During the first nine months of 2005 we used $30.9 million to repay debt and $4.6 million to pay dividends, which was partially offset by proceeds of $1.0 million from the exercise of stock options. In the first nine months of 2004, we used $188.9 million to repay debt which was offset by $181.3 million in proceeds from the initial public offering.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $123.3 million at September 30, 2005 compared to $43.4 million at December 31, 2004. We believe the September 30, 2005 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. At September 30, 2005, our long-term debt, including current maturities, totaled $267.2 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $9.3 million senior secured term loan due in 2009 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates. In the first nine months of 2005, we recognized $0.6 million in non-operating expense resulting from the write off in previously capitalized debt issuance costs in connection with the repayment of $30.0 million of our term loan.

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

At inception the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million are due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. We used the proceeds from the IPO to prepay $28.0 million of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments are due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan is collateralized by our Lake Charles and Calvert City facilities and some related intangible assets. Effective September 30, 2004, we and our lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan now bears interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan. Due to optional prepayments we made in 2004 and 2005, the final scheduled principal prepayment on the term loan will be on September 30, 2009.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit facility is also subject to a termination fee if terminated during the first two years. The revolving credit agreement was amended February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable interest rate by 0.5% on the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate our operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The revolving credit facility matures in 2008. We had standby letters of credit outstanding at September 30, 2005 of $27.1 million. We had $172.9 million of available borrowing capacity at September 30, 2005 under this facility.

The agreements governing the 8 3/4% senior notes, the term loan, and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, limit incurrence of additional indebtedness, payment of dividends, significant investments and sales of assets. These limitations are subject to a number of important qualifications and exceptions. The 8 3/4% senior notes indenture and the term loan do not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such distribution, together with the aggregate amount of all other restricted payments since July 31, 2003 is less than the sum of 50% of our consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements have been delivered (the percentage will be increased to 100% if and for so long as the 8 3/4% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to our common equity capital or from the issuance or sale of equity securities, plus $25 million. The amount under this restriction was $341.5 million at September 30, 2005. Our revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $100 million. None of the credit agreements require us to generally maintain specified financial ratios, except that our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $50 million for three consecutive business days, or below $35 million at any time.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	industry outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	access to capital markets;

•	terrorist acts;

•	operating interruptions (including leaks, explosions, fires, natural disasters, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations;

•	technological developments;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2005, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have decreased our income before taxes by $1.3 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2005, we had variable rate debt of $20.2 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $20.2 million as of September 30, 2005 was 4.37%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at September 30, 2005, we had $247.0 million of fixed rate debt. As a result, we are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has, however, improved internal control over the area of tax accounting. The enhancements to internal control include implementation of a tax provision software package, additional tax accounting resources and enhanced review and approval procedures.

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

Item 6. Exhibits

Exhibit No.	Exhibit

10.1†*	Form of Restricted Stock Award Letter granted effective as of August 31, 2005 to Directors.

10.2†**	Form of Restricted Stock Award Letter granted effective as of August 31, 2005 to Named Executive Officers.

10.3†***	Form of Award Letter and Award for Stock Options granted effective as of August 31, 2005 to Named Executive Officers.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Management contract, compensatory plan or arrangement.

*	Incorporated by reference to Exhibit 10.2 to Westlake Chemical Corporation’s Current Report on Form 8-K filed on September 15, 2005.

**	Incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation’s Current Report on Form 8-K filed on September 15, 2005.

***	Incorporated by reference to Exhibit 10.4 to Westlake Chemical Corporation’s Current Report on Form 8-K filed on September 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: November 4, 2005	By:	/s/ Albert Chao
Albert Chao President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2005	By:	/s/ Ruth I. Dreessen
Ruth I. Dreessen Senior Vice President and Chief Financial Officer (Principal Financial Officer)