Form 10-K
period 2005-12-31
WESTLAKE CHEMICAL CORP
filed 2006-02-23
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2005, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on that date of $24.50 on the New York Stock Exchange was approximately $328 million.

There were 65,133,324 shares of the registrant’s common stock outstanding as of February 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2006 Annual Meeting of Stockholders to be held on May 15, 2006.

INDUSTRY AND MARKET DATA

Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and industry and general publications, including information from Chemical Market Associates, Inc., or CMAI, Chemical Data, Inc. and the Freedonia Group. We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2005. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 19 plants, constructing six new plants (including our joint venture in China) and completing numerous capacity or production line expansions.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. We have 9.8 billion pounds per year of active aggregate production capacity at 14 manufacturing sites in North America. We also have a 43% interest in a joint venture in China that operates a vinyls facility.

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

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.4 billion pounds of ethylene per year at our Lake Charles complex and consume the majority of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facilities, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. We are planning a major turnaround at one of our ethylene plants in Lake Charles in 2006.

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

We are the fourth largest producer of LDPE in North America based on capacity and, in 2005, our annual capacity of 850 million pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the combined capacity to produce 550 million pounds of either LLDPE or HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to external customers as a final product in pellet form. We produce LDPE at one of our polyethylene plants and have the flexibility to produce both LLDPE and HDPE at the other polyethylene plant. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

Styrene. Styrene is used to produce synthetic rubber and other derivatives such as polystyrene, acrylonitrile butadiene styrene and unsaturated polyester. These derivatives are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 485 million pounds of styrene per year, all of which is sold to external customers.

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

In addition to our internally supplied ethylene, we also acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex via rail car from four primary suppliers. We receive benzene via pipeline pursuant to short term arrangements. The butene and hexene contracts expire over the next two years and are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract.

Marketing, Sales and Distribution

We use the majority of our Lake Charles ethylene production in our polyethylene, styrene and VCM operations. We sell the remainder to external customers. In addition, we sell our ethylene co-products to external customers. Our primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. The majority of sales in our Olefins business are made under long-term agreements. Contract volumes are established within a range. The terms of these contracts are fixed for a period, although earlier termination may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless terminated by one of the parties.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest purchasers of film and flexible packaging. In 2005, one contract customer in our Olefins segment accounted for 11.5% of segment net sales.

Competition

The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, quality, consistency and performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including INEOS (successor to BP Chemicals Ltd.), The Dow Chemical Company, ExxonMobil Chemical Company, Lyondell Chemical Company, Chevron Phillips Chemical Company LP and NOVA Chemicals Corporation.

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and patio door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facilities include an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar facilities include an EDC plant, a VCM plant and a PVC plant. We also own eleven PVC fabricated product facilities and a 43% interest in a joint venture in China that produces PVC resin and film. The following table illustrates our production capacities by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,400	Construction materials including pipe, siding, profiles for windows and doors, film for packaging and other consumer applications

VCM	1,900	PVC

Chlorine	410	VCM, organic/inorganic chemicals, bleach

Caustic Soda	450	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	915	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 130 million pounds of PVC film and 286 million pounds of PVC resin from the joint venture in China (in which we have a 43% interest).

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendaring, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipes. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 800 million pounds of PVC per year at our Calvert City facilities and 600 million pounds per year at our Geismar facilities. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facilities and 600 million pounds per year at our Geismar facilities. The majority of our VCM is used internally in our PVC operations. The remainder of our VCM production is sold under long-term contracts with external customers.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facilities. We use our chlorine production in our VCM plants. We have the capacity to supply approximately 37% of our internal chlorine requirements. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and, in 2005, we produced approximately 61% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production. We are planning a major turnaround at our ethylene plant in Calvert City in 2006.

Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and patio door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and patio door profiles. All of our fabricated products production is sold to external customers.

China Joint Venture. We own a 43% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are Norway’s Norsk Hydro ASA, two local Chinese chemical companies and International Finance Corporation, a unit of the World Bank. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 130 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 286 million pounds of PVC resin.

Feedstocks

We are highly integrated along our vinyls production chain. We produce all the ethylene, VCM and PVC used in our Vinyls business, and approximately 37% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our chlor-alkali production from the Tennessee Valley Authority under a long-term contract.

We are one of the few North American integrated producers of vinyls with substantial downstream integration into PVC fabricated products. Our Calvert City and Geismar facilities supply all the PVC required for our fabricated products plants. The remaining feedstocks for fabricated products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.

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

We use a majority of our VCM production in our PVC resin operations. We sell substantially all of our caustic soda production to external customers, concentrating on customers who can receive the product by barge over the Mississippi, Tennessee and Ohio Rivers to minimize transportation costs. In 2005, one contract customer in our Vinyls segment accounted for 16% of segment net sales.

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

Calvert City.

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the site. In addition, we agreed to indemnify Goodrich for contamination attributable to the ownership, use or operation of the plant after the closing dates. The soil and groundwater at the manufacturing complex, which does not include our polyvinyl chloride facility in Calvert City, had been extensively contaminated by Goodrich’s operations. In 1993, the Geon Corporation was spun off from Goodrich, and Geon assumed the responsibility to operate the site-wide remediation system and Goodrich’s indemnification obligations for any liabilities arising from preexisting contamination at the site. Subsequently, Geon’s name was changed to PolyOne. Part of the former Goodrich facility, which we did not acquire and on which we do not operate and that we believe is still owned by either Goodrich or PolyOne, is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. The investigation and remediation of contamination at our manufacturing complex is currently being coordinated by PolyOne.

Given the scope and extent of the underlying contamination at our manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $4.6 million in 2005, and we expect this level of expenditures to continue for the life of the remediation. For the past several years, PolyOne has asserted that our actions after our acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. We denied those allegations. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that we are responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site. In May 2003, Goodrich began withholding payment of 45% of the monthly costs incurred by us to operate certain pollution control equipment owned by Goodrich at the site.

In October 2003, we filed suit against Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover unpaid invoices related to our operation of groundwater treatment equipment. Goodrich filed an answer and counterclaim in which it alleged that we were responsible for contamination at the facility. We denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed cross-claims against us in which it alleged breach of contract and that we had conspired with Goodrich to defraud PolyOne. On June 8, 2004, we filed a motion for summary judgment on our breach of contract claim against Goodrich. On June 16, 2004, we filed a motion to dismiss PolyOne’s cross-claims. By order dated March 9, 2005, the court granted our motion to dismiss PolyOne’s cross-claims. On March 29, 2005, the court granted our motion for summary judgment on our breach of contract claim against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, we entered a Non-Waiver Agreement with Goodrich pursuant to which Goodrich paid us all past due amounts, including interest, in the amount of $3.1 million. This reimbursement is reflected in our consolidated statement of operations for the year ended December 31, 2005, resulting in a $2.6 million reduction of selling, general and administrative expenses and $0.5 million of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and legal arguments, including Goodrich’s right to pursue its motion for reconsideration. The granting of such motion could result in our being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case is continuing with respect to Goodrich’s counterclaims against us, and Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich. Extensive discovery is ongoing and the trial is set for December 2006.

Administrative Proceedings and Related Litigation. In addition, there are several administrative proceedings in Kentucky involving Goodrich and PolyOne. On September 23, 2003, the Kentucky State Cabinet re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Goodrich was named as the sole permittee. Both Goodrich and PolyOne have challenged that determination. Goodrich filed an appeal (Goodrich I) of that permit on October 23, 2003, and PolyOne filed a separate challenge (PolyOne I) on November 13, 2003. In both proceedings, Goodrich and PolyOne are seeking to shift Goodrich’s cleanup responsibilities under Goodrich’s RCRA permit to other parties, including us. We have either intervened directly or been named as a party in both of these proceedings. Mediation was conducted in these proceedings during 2004 but was unsuccessful. On September 27, 2004, the Kentucky State Cabinet sent PolyOne a determination requiring PolyOne to be added to the Goodrich RCRA permit due to PolyOne’s operation of the site remediation system. On October 22, 2004, PolyOne filed an appeal (PolyOne II). In this second proceeding, PolyOne is challenging the State’s determination that PolyOne is required to submit an application for a major modification of the Goodrich permit and assume the regulatory status of an operator under the permit. PolyOne makes a number of charges against us that, if proven, might cause the Kentucky State Cabinet to demand that we also be added to the Goodrich permit. Goodrich and PolyOne have alleged in Goodrich I and PolyOne I that Goodrich cannot be held responsible for contamination on property they do not own. Both Goodrich and PolyOne have also alleged that we are responsible for contamination at the manufacturing complex, which we have denied.

On January 24, 2005, Goodrich filed a challenge (Goodrich II) to the Kentucky State Cabinet’s determination which had rejected a Goodrich proposal to perform a particular soil remediation procedure. Our motion to intervene in PolyOne II and Goodrich II was subsequently granted.

On March 18, 2005, the Goodrich I and II and PolyOne I and II proceedings were consolidated and the hearing for the consolidated case was set for September 12, 2006. Subsequently, the Kentucky State Cabinet agreed to allow Goodrich to perform a test of the soil remediation procedure. Goodrich then withdrew its complaint and the Goodrich II proceeding was dismissed. By order dated January 19, 2006, the hearing for the consolidated administrative proceedings was rescheduled to April 3, 2007.

On March 22, 2005, after the court had dismissed PolyOne’s cross-claims against us, PolyOne filed a separate RCRA citizen suit against us in the United States District Court for the Western District of Kentucky, which covers the same issues raised in the Goodrich and PolyOne administrative proceedings. On May 23, 2005 we filed a motion to dismiss the PolyOne complaint, which PolyOne responded to on June 7, 2005. We filed a reply to PolyOne’s response on June 21, 2005, and the motion is pending.

In January 2004, the Kentucky State Cabinet notified us by letter that, due to our ownership of a closed landfill (known as Pond 4) at the manufacturing complex, we would be required to submit a post-closure permit application under RCRA. This could require us to bear the responsibility and cost of performing remediation work at Pond 4 and solid waste management units and areas of concern located on property adjacent to Pond 4 that is owned by us. We acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the 1997 contract, we have the right to reconvey title to Pond 4 back to Goodrich, which we have tendered. On March 21, 2005, we filed suit against Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify us for our costs incurred in connection with Pond 4. On May 20, 2005, Goodrich filed a motion to dismiss portions of our complaint. On June 27, 2005, we filed a response in opposition to Goodrich’s motion to dismiss, and Goodrich filed its reply on July 18, 2005. In addition, on June 6, 2005, Goodrich filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s Pond 4 liabilities to us. PolyOne moved to dismiss Goodrich’s third-party complaint on August 30, 2005. Goodrich responded to PolyOne’s motion on October 7, 2005, and PolyOne filed its reply on October 21, 2005. Finally, we filed a motion for partial summary judgment on Goodrich’s liability for the Company’s costs incurred in connection with Pond 4 on August 9, 2005. Goodrich responded to our motion on September 6, 2005, and we replied on September 27, 2005. The motion is now pending.

We have also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, we notified the Kentucky State Cabinet that we would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a post-closure care RCRA permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky State Cabinet directed us to file a post-closure permit application for Pond 4. On February 23, 2005, we filed a motion for stay of the order requiring us to file the permit application. On February 18, 2005, we also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet granted us an extension until September 26, 2005 to file the permit application. On August 19, 2005, the Kentucky Cabinet granted an additional extension until March 25, 2006 to file the permit application.

Monetary Relief. None of the parties involved in the proceedings relating to the disputes with Goodrich and PolyOne and the Kentucky State Cabinet described above has formally quantified the amount of monetary relief that they are seeking from us, nor has the court or the Kentucky State Cabinet proposed or established an allocation of the costs of remediation among the various participants. Any monetary liabilities that we might incur with respect to the remediation of contamination at the manufacturing complex in Calvert City would likely be spread out over an extended period. While we have denied responsibility for any such remediation costs and are actively defending our position, we are not in a position at this time to state what effect, if any, these proceedings could have on our financial condition, results of operations, or cash flows.

Environmental Investigations. In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of our manufacturing complex in Calvert City consisting of the EDC/VCM, ethylene and chlor-alkali plants. In May 2003, we received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. We analyzed the NEIC report and identified areas where we believe that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. We held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed us that the agency proposed to assess monetary penalties against us and to require us to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed us that the EPA, the NEIC and the Kentucky State Cabinet would conduct an inspection of our PVC facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. We have not yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA submitted to us an information request under Section 114 of the Clean Air Act and issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The EPA also issued to us information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. We met with the EPA in June 2004 and have continued to hold settlement discussions pursuant to which the EPA has indicated it will impose monetary penalties and will require plant modifications that will require capital expenditures. We expect that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that we would agree to make for certain “supplemental environmental projects.” We are not in a position at this time to state what effect, if any, these proceedings could have on our financial condition, results of operations, or cash flows. However, we have recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, we believe that any amounts exceeding the recorded accruals should not materially affect our financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on our results of operations or cash flows for a particular reporting period.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2005, we made capital expenditures of $2.9 million related to environmental compliance. We estimate that we will make capital expenditures of $3.8 million in 2006 and $3.2 million in 2007, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2005, we had 1,856 employees, 398 contractors and 9 consultants in the following areas:

Category	Number
Olefins segment	681
Vinyls segment	1,492
Headquarters	90

Approximately 16% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. Two of the collective bargaining agreements expire in 2006 and the remaining agreements, which cover 70% of our represented employees, expire in 2009. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology

Our technology strategy is to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We believe that the most cost-effective way to acquire technology applicable to our businesses is to purchase or license it from third-party market providers. As a result, we have eliminated the need for a research and development facility and believe we are able to select the best available technology at the time our need arises. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers. In 1988, we selected the MW Kellogg technology for our first ethylene plant at our Lake Charles complex. In 1995, we selected the ABB Lummus Crest technology for the second ethylene plant at Lake Charles. In 1990, we selected Mobil/Badger technology for our styrene monomer plant at Lake Charles and in 1996 we selected BP technology for our second Lake Charles polyethylene plant. In 1997, we entered into a corporate-wide technology agreement with Aspen Technology. The Aspen Technology Plantelligence™ includes an advanced process control software system which improves process control and economic optimization. In 1998, we licensed Asahi Chemical membrane technology for our chlor-alkali plant. In 2005, we licensed Badger EBMax technology for our plant in Lake Charles. Also in 2005, we entered into a license with Nova Chemicals Corporation to use the Novacat-T Catalyst System in connection with the production of polyethylene at our plant in Lake Charles. We have a license with INEOS (successor to BP Chemicals Ltd.) for technology used to produce LLDPE and HDPE that requires us to make annual payments of $3.1 million through 2007.

Segment and Geographic Information

Information regarding sales, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, and geographical information is presented in Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.

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

Item 1A. Risk Factors

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

External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	international events and circumstances;

•	governmental regulation in the United States and abroad; and

•	severe weather and natural disasters.

We believe that events in the Middle East have had a particular influence over the past several years and may continue to do so until the situations normalize. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. If the global economy worsens, demand for our products and our income and cash flow will be adversely affected.

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

We use large quantities of hazardous substances and generate large quantities of hazardous wastes in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all three of our petrochemical facilities, in Lake Charles, Calvert City and Geismar, may require improvements to comply with the anticipated wastewater regulations of the synthetic organic chemical manufacturing industries.

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

Although we seek to take preventive action, our operations are inherently subject to accidental spills, discharges or other releases of hazardous substances that may make us liable to governmental entities or private parties. This may involve contamination associated with our current and former facilities, facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination. In addition, we may be liable for existing contamination related to certain of our facilities for which, in some cases, we believe third parties are liable in the event such third parties fail to perform their obligations. For further discussion of such existing contamination, see Item 1, “Business—Environmental and Other Regulation.”

Our property insurance has only partial coverage for acts of terrorism and, in the event of terrorist attack, we could lose net sales and our facilities.

As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of war and from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain full terrorism insurance, especially given the significant risks that are not covered by such insurance. Where feasible we have secured some limited terrorism insurance coverage on our property where insurers have included it in their overall programs. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities and the facilities themselves, and could become liable for any contamination or for personal or property damage due to exposure to hazardous materials caused by any catastrophic release that may result from a terrorist attack.

We have significant debt, which could adversely affect our ability to operate our business.

As of December 31, 2005, we had total outstanding debt of $266.9 million, which represented approximately 21% of our total capitalization. On January 13, 2006, we issued our 6 5/8% senior notes due in 2016 in an aggregate principal amount of $250 million, the proceeds of which, together with cash on hand, were used to redeem our 8 3/4% senior notes due in 2011, to pay the premium in connection with such redemption and to repay all of the indebtedness under our term loan. We expect our annual interest expense for 2006 to be approximately $17.4 million. As of December 31, 2005, we had $171.7 million of available capacity under our $200 million senior secured revolving credit facility. On January 6, 2006, we amended this credit facility to increase the commitment from $200 to $300 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

Our business may not generate sufficient cash flow from operations, currently anticipated cost savings and operating improvements may not be realized on schedule and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, we may not be able to refinance any of our indebtedness, including our credit facility and our senior notes, on commercially reasonable terms or at all.

Our credit facility and the indenture governing our senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our credit facility and the indenture governing our senior notes impose significant operating and financial restrictions on us. These restrictions limit our ability to:

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

These limitations are subject to a number of important qualifications and exceptions. Our credit facility also requires us to maintain a minimum fixed charge coverage ratio if the amount available to be borrowed falls below a specified level. These covenants may adversely affect our ability to finance our future operations and capital needs and to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt. In addition, any acceleration of debt under our credit facility will constitute a default under some of our other debt, including the indenture governing our senior notes.

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

We will be controlled by our principal stockholder and its affiliates as long as they own a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during that time. Our interests may conflict with those of the principal stockholder and its affiliates, and we may not be able to resolve these conflicts on terms possible in arms-length transactions.

As long as TTWF LP (the “principal stockholder”) and its affiliates (the “principal stockholder affiliates”) own a majority of our outstanding common stock, they will be able to exert significant control over us, and our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholder, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control all matters affecting us (some of which may present conflicts of interest), including:

•	the composition of our board of directors and, through the board, any determination with respect to our business direction and policies, including the appointment and removal of officers and the determination of compensation;

•	any determinations with respect to mergers or other business combinations or the acquisition or disposition of assets;

•	our financing decisions, capital raising activities and the payment of dividends; and

•	amendments to our amended and restated certificate of incorporation or amended and restated bylaws.

The principal stockholder will be permitted to transfer a controlling interest in us without being required to offer our other stockholders the ability to participate or realize a premium for their shares of common stock. A sale of a controlling interest to a third party may adversely affect the market price of our common stock and our business and results of operations because the change in control may result in a change of management decisions and business policy. Because we have elected not to be subject to Section 203 of the General Corporation Law of the State of Delaware, the principal stockholder may find it easier to sell its controlling interest to a third party than if we had not so elected.

In addition to any conflicts of interest that arise in the foregoing areas, our interests may conflict with those of the principal stockholder affiliates in a number of other areas, including:

•	business opportunities that may be presented to the principal stockholder affiliates and to our officers and directors associated with the principal stockholder affiliates, and competition between the principal stockholder affiliates and us within the same lines of business;

•	the solicitation and hiring of employees from each other; and

•	agreements with the principal stockholder affiliates relating to corporate services that may be material to our business.

We may not be able to resolve any potential conflicts with the principal stockholder affiliates, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party, particularly if the conflicts are resolved while we are controlled by the principal stockholder affiliates. Our amended and restated certificate of incorporation provides that the principal stockholder affiliates have no duty to refrain from engaging in activities or lines of business similar to ours and that the principal stockholder affiliates will not be liable to us or our stockholders for failing to present specified corporate opportunities to us.

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Calvert City, Kentucky(1)	PVC, VCM, chlorine, caustic soda, ethylene
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Van Buren, Arkansas	PVC pipe
Bristol, Indiana	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(2)	Window, patio door and fence components
Pawling, New York	Window, patio door and fence components

(1)	We lease a portion of our Calvert City facilities.

(2)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, Louisiana, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.4 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 485 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. Our styrene monomer plant is being modernized with state-of-the-art technology. We are planning to implement modifications to the styrene monomer plant in 2007 designed to save energy and reduce raw material consumption.

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

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 410 million pounds of chlorine and 450 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 800 million pounds per year.

In 2002, we acquired a vinyls facility in Geismar, Louisiana which is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 600 million pounds per year with related EDC capacity.

We currently operate eleven fabricated products plants, consisting of eight PVC pipe plants, and three profiles plants producing PVC fence, decking, windows and patio door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our fabricated product plants is 915 million pounds per year.

We believe our current facilities are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2009. See Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2005 pursuant to Regulation 14A with respect to our 2006 annual meeting of stockholders (the “Proxy Statement”).

Item 3. Legal Proceedings

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

In addition to the matters described above and under Item 1, “Business—Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Albert Chao (age 56). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.

James Chao (age 58). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us and served as our first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

David R. Hansen (age 55). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

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

M. Steven Bender (age 49). Mr. Bender has been our Vice President and Treasurer since June 2005. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of Kellogg, Brown and Root, Inc., a subsidiary of Halliburton Company, and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

George J. Mangieri (age 55). Mr. Mangieri has been our Vice President and Controller since joining us in April 2000. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Jeffrey L. Taylor (age 52). Mr. Taylor has been our Vice President, Polyethylene, since January 2003. Mr. Taylor joined us in March 2002 as Manager, PE Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Stephen Wallace (age 59). Mr. Wallace joined us in December 2003 as our Vice President and General Counsel and was elected Secretary in July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

Warren W. Wilder (age 48). Mr. Wilder has been our Vice President, Olefins and Styrene, since January 2003. Mr. Wilder joined us in January 2000 as Vice President, Planning and Business Development, and in February 2001, he was appointed Vice President, Polyethylene. Prior to joining us, he was an executive with Koch Industries, Inc. for over 10 years where he held positions in planning and business development, finance, operations and general management, including Vice President, Koch Hydrocarbons from 1996 to 1999. Mr. Wilder holds a B.S. in Chemical Engineering from the University of Washington and an M.B.A. from the University of Chicago.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 13, 2006, there were 84 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2005
4th Quarter	$30.50	$26.16	$0.02750
3rd Quarter	32.97	24.55	0.02750
2nd Quarter	33.26	22.29	0.02125
1st Quarter	37.03	30.63	0.02125

Year Ended December 31, 2004
4th Quarter	$34.02	$21.76	$0.02125
3rd Quarter	22.75	14.65	N/A
2nd Quarter	N/A	N/A	N/A
1st Quarter	N/A	N/A	N/A

We completed the initial public offering of our common stock in August 2004.

Our credit facility and the indenture governing our 6 5/8% notes due 2016 restrict our ability to pay dividends or other distributions on our equity securities. We do not currently expect these restrictions to materially limit our ability to pay regular quarterly dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” for a discussion of the restrictions.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	520,457	$16.50	5,614,914
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	520,457	$16.50	5,614,914

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$2,441,105	$1,985,353	$1,423,034	$1,072,627	$1,087,033
Gross profit (loss)	443,631	303,185	121,952	80,569	(29,921)
Selling, general and administrative expenses	76,598	60,238	57,014	64,258	53,203
Gain on sale of assets	—	(2,049)
Gain on legal settlement	—	—	(3,162)	—	—
Impairment of long-lived assets(1)	—	1,830	2,285	2,239	7,677

Income (loss) from operations	367,033	243,166	65,815	14,072	(90,801)
Interest expense	(23,717)	(39,350)	(38,589)	(35,044)	(35,454)
Debt retirement cost	(646)	(15,791)	(11,343)	—	—
Other income, net(2)	2,658	2,637	7,620	6,769	8,916

Income (loss) before income taxes	345,328	190,662	23,503	(14,203)	(117,339)
Provision for (benefit from) income taxes	118,511	69,940	8,747	(7,141)	(45,353)

Net income (loss)	$226,817	$120,722	$14,756	$(7,062)	$(71,986)

Earnings per share information(3):
Basic	$3.49	$2.19	$0.30	$(0.14)	$(1.45)
Diluted	$3.48	$2.18	$0.30	$(0.14)	$(1.45)
Weighted average shares outstanding
Basic	65,008,253	55,230,786	49,499,395	49,499,395	49,499,395
Diluted	65,251,109	55,355,442	49,499,395	49,499,395	49,499,395

Balance Sheet Data (end of period):
Cash and cash equivalents	$237,895	$43,396	$37,381	$11,123	$79,095
Working capital(4)	597,014	421,723	197,715	158,993	138,211
Total assets	1,827,189	1,592,453	1,370,113	1,309,245	1,308,858
Total debt	266,889	298,089	537,289	533,350	540,855
Minority interest	—	—	22,100	22,100	22,100
Stockholders’ equity	994,106	769,397	445,603	428,519	430,752
Cash dividends declared per share	$0.0975	$0.02125	$—	$—	$—

Other Operating Data:
Cash flow from:
Operating activities	$318,447	$150,781	$78,087	$(21,326)	$26,370
Investing activities	(87,590)	(79,963)	(41,581)	(38,686)	(76,500)
Financing activities	(36,358)	(64,803)	(10,248)	(7,690)	117,696
Depreciation and amortization	81,241	81,075	87,293	88,018	81,690
Capital expenditures	85,760	52,710	44,931	43,587	76,500
EBITDA(5)	450,286	311,087	149,385	108,859	(195)

External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	1,237	1,330	1,280	1,199	1,076
Ethylene, styrene and other	979	1,138	861	767	1,054
Vinyls Segment
Fabricated finished products	854	660	517	543	501
VCM, PVC, and other	1,223	1,097	1,120	1,184	1,099

(1)	The 2004 impairments related to a PVC plant not in service and Olefins segment assets written down to fair market value. The 2003 impairments related primarily to idled styrene assets and other miscellaneous assets written down to fair market value. The 2002 impairment related to a ceased product business. The 2001 impairments related primarily to assets that were acquired but never placed in service.

(2)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(3)	Does not reflect the issuance of common stock in exchange for preferred stock as part of the internal reorganizations immediately prior to our initial public offering.

(4)	Working capital equals current assets less current liabilities.

(5)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
EBITDA	$450,286	$311,087	$149,385	$108,859	$(195)
Less:
Income tax (provision) benefit	(118,511)	(69,940)	(8,747)	7,141	45,353
Interest expense	(23,717)	(39,350)	(38,589)	(35,044)	(35,454)
Depreciation and amortization	(81,241)	(81,075)	(87,293)	(88,018)	(81,690)

Net income (loss)	$226,817	$120,722	$14,756	$(7,062)	$(71,986)

Changes in operating assets and liabilities	41,438	(41,156)	48,245	(19,137)	133,779
Equity in income of unconsolidated subsidiary	(94)	(1,379)	(1,510)	(770)	(1,138)
Deferred income taxes	45,745	65,188	7,112	(4,716)	(45,779)
Impairment of long-lived assets	—	1,830	2,285	2,239	7,677
Write-off of debt issuance cost	646	4,153	7,343	—	—
Loss (gain) from disposition of fixed assets	4,746	(218)	(2,903)	(2,259)	—
Amortization of debt issue costs	1,456	2,097	887	—	—
Provision for doubtful accounts	(2,307)	(456)	1,872	10,379	3,817

Cash flow from operating activities	$318,447	$150,781	$78,087	$(21,326)	$26,370

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

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 30 years. Our Olefins and Vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. We believe that the industry has emerged from a down cycle and is currently enjoying strong demand and global economic growth in spite of high energy and raw material costs. Currently, no significant new olefins or vinyls capacity additions are expected in North America until the end of 2007. Operating rates and margins began to improve during 2003, and increased as economic growth improved and excess capacity was absorbed. These factors resulted in increased margins in 2003, 2004 and 2005.

We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors which have caused volatility in our raw material prices in the past and which may do so in the future, include:

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

In 2001 and 2002, we experienced two periods of dramatically increased raw material costs. In 2001, natural gas prices spiked to a high of $9.98 per million BTUs, or mmbtu, as compared to a three year average of $3.57 per mmbtu between 1999 and 2001. Prices for natural gas declined, but spiked again in 2002 to a high of $4.14 per mmbtu. As a result of weak industry conditions, in most cases we were unable to fully pass these raw material price increases through to customers and our margins declined. In 2003, we experienced another natural gas price spike with prices averaging $5.50 per mmbtu. In this period, we were able to pass higher feedstock prices through to our customers. As a result, margins improved compared to margins in 2001 and 2002. During 2004, natural gas prices continued to increase, with prices averaging $6.20 per mmbtu. In this period, we were able to pass higher feedstock prices through to our customers and the margins for many of our products improved. During 2005, natural gas prices continued to increase, with prices averaging $8.62 per mmbtu. In this period, we were again able to pass higher feedstock prices through to our customers and the margins for most of our products improved.

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

We are planning major turnarounds at one of our ethylene units in Lake Charles and at our ethylene plant in Calvert City during 2006. The turnaround in Lake Charles is expected to last approximately 40 days; the one in Calvert City, approximately 16 days. Both turnarounds are planned for the second quarter of 2006, but the actual timing of each one could differ depending on interim developments. During a turnaround, production at the unit is suspended while work on the unit is performed.

Results of Operations

Segment Data

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$697,662	$601,269	$481,662
Ethylene, styrene and other	652,380	649,985	395,306

Total olefins	1,350,042	1,251,254	876,968

Vinyls
Fabricated finished products	587,547	394,513	263,518
VCM, PVC, and other	503,516	339,586	282,548

Total vinyls	1,091,063	734,099	546,066

Total	$2,441,105	$1,985,353	$1,423,034

Intersegment Sales
Olefins	$116,822	$53,668	$34,665
Vinyls	1,173	553	753

Total	$117,995	$54,221	$35,418

Income (Loss) from Operations:
Olefins	$195,670	$179,587	$55,298
Vinyls	179,407	69,723	13,583
Corporate and other	(8,044)	(6,144)	(3,066)

Total	$367,033	$243,166	$65,815

Depreciation and Amortization:
Olefins	$46,844	$49,213	$51,088
Vinyls	34,343	31,671	33,118
Corporate and other	54	191	3,087

Total	$81,241	$81,075	$87,293

Other Income (Expense), Net:
Olefins	$(1,933)	$(981)	$3,459
Vinyls	301	121	629
Corporate and other(1)	3,644	(12,294)	(7,811)

Total	$2,012	$(13,154)	$(3,723)

(1)	Debt retirement costs of $646, $15,791 and $11,343 are included in the years ended December 31, 2005, 2004 and 2003, respectively.

2005 Compared with 2004

Net Sales. Net sales increased by $455.7 million, or 23.0%, to $2,441.1 million in 2005 from $1,985.4 million in 2004. This increase was primarily due to price increases throughout our Olefins and Vinyls segments and higher sales volumes in VCM, PVC resin and PVC pipe. Higher selling prices largely resulted from stronger demand for our products and higher raw material costs that were generally passed through to customers. PVC pipe sales in 2005 were higher than in 2004 due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Gross Margin. Gross margins increased to 18.2% in 2005 from 15.3% in 2004. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for VCM, PVC resin and PVC pipe resulting from increased demand. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene, higher raw material costs for ethane, propane and benzene and higher energy costs. Our raw materials costs in both segments normally track industry prices, which experienced, according to CMAI, an increase of 24.2% for ethane, 23.3% for propane and 0.7% for benzene in 2005 as compared to 2004. A fire at our Calvert City ethylene plant also negatively impacted our 2004 gross margin. We estimate that the gross margin impact of the outage in 2004 relating to the fire was approximately $8.4 million, which was comprised of higher maintenance cost of $3.4 million, lost margin on sales of approximately $4.6 million and a write-off of equipment of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased $16.4 million, or 27.2%, in 2005 as compared to 2004. The increase was primarily due to costs related to compliance with the Sarbanes-Oxley Act, higher legal and environmental consultant fees, increased sales commissions and increased costs resulting from the Bristolpipe acquisition, partially offset by lower provision for doubtful accounts. SG&A costs in 2005 also increased as compared to 2004 due to the receipt of $1.5 million in the first quarter of 2004 resulting from a legal settlement with a customer.

Gain on Sale of Asset. During the fourth quarter of 2004, we sold a co-generation unit that was included in the purchase of the Geismar assets. We recognized a $2.0 million gain from the sale of those assets. We did not have any gain or loss on sale of assets in 2005.

Impairment of Long-Lived Assets. Impairment of long-lived assets of $1.8 million in 2004 was related to an idled PVC plant in Pace, Florida in the Vinyls segment ($1.3 million) that was written down to its estimated sales value less commissions and ethylene assets in our Olefins segment ($0.5 million) which were written down to their remaining fair market value. We did not have any impairments of long-lived assets in 2005.

Interest Expense. Interest expense in 2005 decreased by $15.7 million to $23.7 million from $39.4 million in 2004 due to lower average debt balances, which were partially offset by higher average interest rates. The average monthly debt balance decreased by $198.1 million to $271.7 million in 2005 from $469.8 million in 2004.

Debt Retirement Cost. We recognized $0.6 million in non-operating expense in 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.0 million of our term loan. We recognized $15.8 million in non-operating expense in 2004, consisting of a pre-payment premium on our 8 3/4% senior notes of $11.6 million and a write off of $4.2 million in previously capitalized debt cost.

Other Income, Net. Other income, net of $2.7 million in 2005 increased slightly over the $2.6 million in 2004.

Income Taxes. The effective income tax rate was 34.3% in 2005 as compared to 36.7% in 2004. The 2005 effective income tax rate is lower than the statutory rate of 35% due to Extraterritorial Income (ETI) exclusion tax benefits of approximately 1.6%, tax benefit of approximately 1% related to the new domestic manufacturing deduction and other provision adjustments partially offset by state taxes. The 2004 effective income tax rate is higher than the statutory rate primarily due to state taxes.

Olefins Segment

Net Sales. Net sales increased by $98.7 million, or 7.9%, to $1,350.0 million in 2005 from $1,251.3 million in 2004. This increase was primarily due to price increases for all of our Olefins segment products. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 18.1% in 2005 as compared to 2004. These increased prices were due primarily to higher industry demand and higher energy and raw material costs that were generally passed through to customers. The decrease in sales volumes resulted primarily from a three week outage caused by Hurricane Rita. In addition, styrene sales volumes decreased due to lower demand and merchant ethylene sales volumes decreased because our internal requirements for ethylene at Geismar increased.

Income from Operations. Income from operations increased by $16.1 million to $195.7 million in 2005 from $179.6 million in 2004. This increase was primarily due to price increases for ethylene, polyethylene and styrene. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene, higher raw material costs for ethane, propane and benzene and higher energy costs.

Vinyls Segment

Net Sales. Net sales increased by $357.0 million, or 48.6%, to $1,091.1 million in 2005 from $734.1 million in 2004. This increase was primarily due to higher selling prices for all of our Vinyls segment products and higher sales volumes for VCM, PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 24.6% in 2005 as compared to 2004. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane and chlorine that were generally passed through to our customers. In addition to strong industry demand, PVC pipe sales volume also increased due to the August 2004 acquisition of the assets of Bristolpipe Corporation.

Income from Operations. Income from operations increased by $109.7 million to $179.4 million in 2005 from $69.7 million in 2004. This increase was primarily due to higher selling prices for all of our Vinyls segment products and higher sales volumes for VCM, PVC resin and PVC pipe, partially offset by higher energy costs and higher raw material costs for propane and chlorine. The earnings for 2004 were adversely impacted by a fire at the Calvert City ethylene plant. We estimate that the impact on income from operations from the outage relating to the fire was approximately $8.4 million.

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

Debt Retirement Cost. As a result of the redemption of $133.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and repayment of $78.0 million of our term loan, we recognized $15.8 million in non-operating expense in 2004, consisting of a pre-payment premium on our 8 3/4% senior notes of $11.6 million and a write-off of $4.2 million in previously capitalized debt issuance cost. We recognized $11.3 million in non-operating expense in 2003, which related to our refinancing transaction described below under “—Liquidity and Capital Resources—Debt,” consisting of a $4.0 million make-whole premium in connection with the redemption of senior notes and a write-off of $7.3 million in previously capitalized debt issuance cost.

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

Cash Flows

Operating Activities

Operating activities provided cash of $318.4 million in 2005 compared to $150.8 million in 2004. The $167.6 million increase in cash flows from operating activities in 2005 as compared to 2004 was primarily due to improvements in income from operations, as described above, and less cash used for working capital. Income from operations increased by $123.9 million in 2005 as compared to 2004. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets, less accounts payable and accrued liabilities, used cash of $34.4 million in 2005, compared to $115.0 million cash used in 2004, a decrease of cash used of $80.6 million. In 2005, receivables increased by $66.2 million largely due to higher selling prices while inventory increased by $20.1 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities increased by $52.5 million largely due to higher raw material and energy costs. The primary reasons for the $115.0 million use of cash in 2004 related to working capital components were a $39.3 million increase in receivables and a $119.1 million increase in inventories, partially offset by a $42.3 million increase in accounts payable and accrued liabilities. The increase in receivables was mainly due to higher average selling prices and sales volumes. The increase in inventories was primarily due to higher feedstock and energy prices. The increase in accounts payable and accrued liabilities was primarily due to higher energy and raw material costs.

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

Investing Activities

Net cash used in investing activities was $87.6 million in 2005 as compared to $80.0 million in 2004 and $41.6 million in 2003. We made capital expenditures in 2005 of $85.8 million. These expenditures were for technological modifications to the EDC plant in Geismar, Louisiana and start up of the VCM and PVC portions of our facilities in Geismar ($16.9 million), and we invested $17.4 million in a project designed to upgrade the feedstock flexibility in our ethylene plant and a project to expand our ethylene capacity. The remaining capital expenditures of $51.5 million were related to maintenance, safety and environmental projects. The $1.9 million equity investment represents an additional equity investment in an unconsolidated subsidiary. We made capital expenditures in 2004 of $52.7 million for refurbishment and upgrades related to the January 2004 fire at the Calvert City ethylene plant ($2.6 million), technological modifications at the Geismar facility ($15.5 million) and maintenance capital, safety and environmental related projects ($34.6 million). The acquisition of business of $33.3 million related to the acquisition of the assets of Bristolpipe Corporation, which was completed on August 2, 2004. These expenditures were partially offset by $3.3 million of proceeds from the disposition of assets and $2.8 million of insurance proceeds. We made capital expenditures in 2003 of $44.9 million primarily related to maintenance, safety and environmental projects. These expenditures were partially offset by $3.3 million of insurance proceeds.

Financing Activities

Financing activities used cash of $36.4 million in 2005, compared to $64.8 million in 2004 and $10.2 million in 2003. During 2005, we used $31.2 million to repay debt and $6.3 million to pay dividends, which was partially offset by proceeds of $1.2 million from the exercise of stock options. In August 2004 we completed the initial public offering of our common stock (the “IPO”). Net proceeds from the IPO of $181.2 million and cash generated from operating activities were used to repay $244.9 million of debt and affiliate borrowings in 2004. See “Liquidity and Capital Resources” below. In 2003, we incurred $14.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $237.9 million at December 31, 2005 compared to $43.4 million at December 31, 2004. We believe the December 31, 2005 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. On January 6, 2006, we amended our senior secured revolving credit facility to, among other things, increase the commitment from $200.0 million to $300.0 million and generally reduce the interest payable. After the amendment as of January 6, 2006, the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus .50%, and a 0.25% unused line fee, all of which are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

On January 13, 2006, we issued $250.0 million of new 6 5/8% unsecured senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem our 8 3/4% senior notes due 2011 and repay our term loan as follows:

•	On January 18, 2006, we repaid the entire $9.0 million outstanding under our term loan, plus accrued but unpaid interest.

•	On two redemption dates, February 8, 2006 and February 13, 2006, we redeemed the entire $247.0 million principal amount outstanding of our 8 3/4% senior notes due 2011, and paid a make-whole premium of $22.2 million, plus accrued and unpaid interest.

As a result of the early redemption of the 8 3/4% senior notes due 2011, we expect to recognize $25.7 million in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22.2 million and a write-off of $3.5 million in previously capitalized debt issuance cost.

The 6 5/8% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5 million are guarantors of the notes.

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share. The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $307.8 million at January 13, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

As of December 31, 2005, our long-term debt, including current maturities, totaled $266.9 million, consisting of $247.0 million principal amount of 8 3/4% senior notes due 2011, a $9.0 million senior secured term loan due in 2010, and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the term loan and the tax-exempt bonds bore interest at variable rates.

On August 16, 2004, we completed the IPO. Net proceeds from the IPO were $181.2 million. We used the proceeds from the IPO along with available cash on hand to redeem $133.0 million aggregate principal amount of our 8 3/4% senior notes due July 15, 2011, to repay $28.0 million of our senior secured term loan maturing in July 2010 and to repay in full a $27.0 million bank loan. As a result of the early payment on the 8 3/4% senior notes, we recognized $14.7 million in non-operating expense in the third quarter of 2004 consisting of a pre- payment premium on the 8 3/4% senior notes of $11.6 million and a write-off of $3.0 million in previously capitalized debt issuance cost. In addition, we repaid $50.0 million of our senior secured term loan on December 30, 2004 and incurred an additional $1.1 million of non-operating expense related to the write-off of previously capitalized debt issuance costs.

The 8 3/4% senior notes were unsecured. All domestic restricted subsidiaries were guarantors of the 8 3/4% senior notes. In the first quarter of 2006, these notes were repaid.

At inception, the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $0.3 million were due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. We used the proceeds from the IPO to prepay $28.0 million of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments were due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan was collateralized by our Lake Charles and Calvert City facilities and some related intangible assets. As of September 30, 2004, we and our lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan subsequently bore interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan. We repaid $50.0 million of the term loan on December 30, 2004. As described above, all amounts outstanding under the term loan were repaid in the first quarter of 2006.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on a fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit agreement was amended on February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable margin by 0.5% of the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate our operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. We had standby letters of credit outstanding at December 31, 2005 of $28.3 million and $171.7 million of available borrowing capacity under this facility. In the first quarter of 2006, we amended this facility as described above and extended the maturity to January 6, 2011.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2005 relating to long-term debt, operating leases, unconditional purchase obligations and operating leases, other long-term liabilities and interest payments for the next five years and thereafter, after giving effect to the refinancing transaction described above.

	Payment Due by Period
	Total	2006	2007-2008	2009-2010	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$266.9	$6.0	$—	$—	$260.9
Operating leases	108.4	18.7	34.7	29.1	25.9
Unconditional purchase obligations	62.6	12.6	20.4	16.9	12.7
Other long-term liabilities included in the balance sheet	6.3	3.1	3.2	—	—
Interest payments	186.7	21.1	33.9	33.9	97.8

Total	$630.9	$61.5	$92.2	$79.9	$397.3

Other Commercial Commitments
Standby letters of credit	$28.3	$16.3	$12.0	$—	$—

Long-Term Debt. Long-term debt payments reflect the refinancing completed in the first quarter of 2006.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases) for various periods.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase power, nitrogen, oxygen, wastewater treatment services, storage lease and pipeline usage.

Other Long-Term Liabilities. The amounts represent a technology license used to produce LLDPE and HDPE. The license requires us to make annual payments of $3.1 million through May 2007. The amounts do not include pension liabilities, post-retirement medical liabilities, deferred charges and other items due to the uncertainty of the future payment schedule. Pension and post-retirement liabilities totaled $18.7 million as of December 31, 2005.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2005 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt revenue bonds and (2) other letters of credit totaling $17.0 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

Off-Balance Sheet Arrangements

None.

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, accruals for long-term employee benefits, inventories, accounts receivable and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the audited consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Revenue Recognition. Revenue is recognized when title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. For export contracts, the title and risk of loss passes to customers at the time specified by each contract. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.

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

The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $81.2, $81.1 million and $87.3 million in 2005, 2004 and 2003, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. During 2003, cash expenditures of $14.0 million were deferred and are being amortized, generally over three to five year periods. There were no major turnarounds in 2005 and 2004. Amortization in 2005, 2004 and 2003 of previously deferred turnaround costs was $5.0 million, $6.4 million, and $5.1 million, respectively. As of December 31, 2005, capitalized turnaround costs, net of accumulated amortization, totaled $7.4 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Note 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Additional information on the key assumptions underlying these benefit costs appears in Note 12 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 16 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2005, a hypothetical $1.00 increase in the price of an mmbtu of natural gas would have decreased our income before taxes by $1.3 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2005, we had variable rate debt of $19.9 million outstanding. All of the debt under our credit facility, tax exempt revenue bonds, and term loan was at variable rates. As part of our refinancing in January 2006, the term loan was repaid in full. The remaining variable rate debt balance is $10.9 million. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our remaining variable rate debt of $10.9 million as of December 31, 2005 was 3.65%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2005, we had $247.0 million of fixed rate debt which has been paid in full and replaced with $250.0 million of fixed rate debt in January 2006. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

Item 8.    Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Westlake Chemical Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Westlake’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

We have completed an integrated audit of Westlake Chemical Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index on page 39 present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 39, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

February 23, 2006

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$237,895	$43,396
Accounts receivable, net	302,779	234,247
Inventories, net	339,870	319,816
Prepaid expenses and other current assets	9,306	8,689
Deferred income taxes	13,013	65,790

Total current assets	902,863	671,938
Property, plant and equipment, net	863,232	855,052
Equity investment	20,042	18,082
Other assets, net	41,052	47,381

Total assets	$1,827,189	$1,592,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$199,777	$146,890
Accrued liabilities	104,872	102,125
Current portion of long-term debt	1,200	1,200

Total current liabilities	305,849	250,215
Long-term debt	265,689	296,889
Deferred income taxes	221,088	235,161
Other liabilities	40,457	40,791

Total liabilities	833,083	823,056

Commitments and contingencies (Notes 8 and 16)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,121,850 and 64,896,489 shares issued and outstanding in 2005 and 2004, respectively	651	649
Additional paid-in capital	424,537	420,124
Retained earnings	569,164	348,689
Minimum pension liability, net of tax	(1,976)	(1,739)
Unearned compensation on restricted stock	(971)	—
Cumulative translation adjustment	2,701	1,674

Total stockholders’ equity	994,106	769,397

Total liabilities and stockholders’ equity	$1,827,189	$1,592,453

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands of dollars except per share data)
Net sales	$2,441,105	$1,985,353	$1,423,034
Cost of sales	1,997,474	1,682,168	1,301,082

Gross profit	443,631	303,185	121,952
Selling, general and administrative expenses	76,598	60,238	57,014
Gain on sale of assets	—	(2,049)	—
Gain on legal settlement	—	—	(3,162)
Impairment of long-lived assets	—	1,830	2,285

Income from operations	367,033	243,166	65,815
Other income (expense)
Interest expense	(23,717)	(39,350)	(38,589)
Debt retirement cost	(646)	(15,791)	(11,343)
Other income, net	2,658	2,637	7,620

Income before income taxes	345,328	190,662	23,503
Provision for income taxes	118,511	69,940	8,747

Net income	$226,817	$120,722	$14,756

Earnings per common share:
Basic	$3.49	$2.19	$0.30

Diluted	$3.48	$2.18	$0.30

Weighted average shares outstanding:
Basic	65,008,253	55,230,786	49,499,395
Diluted	65,251,109	55,355,442	49,499,395

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Unearned Compensation	Minimum Pension Liability Net of Tax	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2002	$12,000	49,499,395	$495	$205,011	$214,590	$—	$(2,006)	$(1,571)	$428,519
Net income	—	—	—	—	14,756	—	—	—	14,756
Other comprehensive income	—	—	—	—	—	—	459	1,869	2,328

Total comprehensive income	—	—	—	—	—	—	—	—	17,084

Balances at December 31, 2003	12,000	49,499,395	495	205,011	229,346	—	(1,547)	298	445,603
Net income	—	—	—	—	120,722	—	—	—	120,722
Other comprehensive (loss) income	—	—	—	—	—	—	(192)	1,376	1,184

Total comprehensive income	—	—	—	—	—	—	—	—	121,906
Preferred stock exchange	(12,000)	2,005,881	20	34,080	—	—	—	—	22,100
Common stock issuance	—	13,391,213	134	181,033	—	—	—	—	181,167
Dividends paid	—	—	—	—	(1,379)	—	—	—	(1,379)

Balances at December 31, 2004	—	64,896,489	649	420,124	348,689	—	(1,739)	1,674	769,397
Net income	—	—	—	—	226,817	—	—	—	226,817
Other comprehensive (loss) income	—	—	—	—	—	—	(237)	1,027	790

Total comprehensive income	—	—	—	—	—	—	—	—	227,607
Stock options exercised	—	81,694	1	1,183	—	—	—	—	1,184
Restricted stock grants	—	143,667	1	1,610	—	(971)	—	—	640
Tax benefit on equity compensation		—	—	1,620					1,620
Dividends paid	—	—	—	—	(6,342)	—	—	—	(6,342)

Balances at December 31, 2005	$—	65,121,850	$651	$424,537	$569,164	$(971)	$(1,976)	$2,701	$994,106

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands of dollars)
Cash flows from operating activities
Net income	$226,817	$120,722	$14,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81,241	81,075	87,293
Provision for (recovery of) doubtful accounts	(2,307)	(456)	1,872
Amortization of debt issue costs	1,456	2,097	887
Loss (gain) from disposition of fixed assets	4,746	(218)	(2,903)
Write-off of debt issuance cost	646	4,153	7,343
Impairment of long-lived assets	—	1,830	2,285
Deferred income taxes	45,745	65,188	7,112
Equity in income of joint venture	(94)	(1,379)	(1,510)
Changes in operating assets and liabilities
Accounts receivable	(66,225)	(39,315)	(57,270)
Inventories	(20,054)	(119,056)	(9,894)
Prepaid expenses and other current assets	(617)	1,055	6,303
Accounts payable	49,718	30,816	25,197
Accrued liabilities	2,747	11,487	25,828
Other, net	(5,372)	(7,218)	(29,212)

Total adjustments	91,630	30,059	63,331

Net cash provided by operating activities	318,447	150,781	78,087

Cash flows from investing activities
Additions to property, plant and equipment	(85,760)	(52,710)	(44,931)
Additions to equity investments	(1,867)	—	—
Acquisition of business	—	(33,294)	—
Proceeds from disposition of assets	37	3,256	—
Proceeds from insurance claims	—	2,785	3,350

Net cash used for investing activities	(87,590)	(79,963)	(41,581)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	181,167	—
Proceeds from exercise of stock options	1,184	—	—
Dividends paid	(6,342)	(1,379)	—
Proceeds from affiliate borrowings	—	336	32
Repayments of affiliate borrowings	—	(5,727)	(370)
Proceeds from borrowings	—	—	723,975
Repayments of borrowings	(31,200)	(239,200)	(719,783)
Capitalized debt costs	—	—	(14,102)

Net cash used for financing activities	(36,358)	(64,803)	(10,248)

Net increase in cash and cash equivalents	194,499	6,015	26,258
Cash and cash equivalents at beginning of the year	43,396	37,381	11,123

Cash and cash equivalents at end of the year	$237,895	$43,396	$37,381

Supplemental cash flow information
Interest paid	$22,978	$40,330	$20,849
Income taxes paid	$78,263	$4,188	$566

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Basis of Financial Statements

Westlake Chemical Corporation (the “Company”) operates as an integrated petrochemical manufacturer and plastics fabricator. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, which may not be rapidly passed to all customers.

During the third quarter of 2004, the Company consummated a reorganization designed to simplify its ownership structure. Westlake Polymer & Petrochemical, Inc. (“WPPI”) and Gulf Polymer & Petrochemical, Inc. (“GPPI”), the Company’s former direct and indirect parent companies, respectively, both merged into the Company, which survived the mergers, effective August 6, 2004 and August 4, 2004, respectively (collectively, the “Transactions”).

In the mergers, all of the common and preferred stock of the Company, GPPI and WPPI outstanding prior to the mergers, as well as the preferred stock of a subsidiary of GPPI outstanding prior to the mergers, was exchanged for common stock of the Company. Additionally, effective August 7, 2004, the Company executed a stock split of its common stock in conjunction with the mergers. The preferred shares of WPPI were classified as minority interest. TTWF LP, a Delaware limited partnership, became the sole stockholder of the restructured Westlake Chemical Corporation, and various Chao family trusts and other entities, which were the stockholders of the Company, WPPI and GPPI prior to the mergers, now own all of the partnership interests in TTWF LP. Thereafter, on August 16, 2004, the Company completed an initial public offering of its common stock.

The accompanying consolidated financial statements reflect the mergers and the stock split described above (but not the exchange of preferred stock for common stock) as if they had occurred prior to January 1, 2003. The “Company” refers to the legal entity resulting from the Transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest. Investments in entities in which the Company has a significant ownership interest, generally 20% to 50%, and in entities in which the Company has greater than 50% ownership, but due to contractual agreement or otherwise does not exercise control, are accounted for using the equity method. Intercompany balances and transactions are eliminated. The Company owns a 43% interest in a PVC joint venture in China. Undistributed earnings from the joint venture included in retained earnings is $3,793 as of December 31, 2005. This joint venture is accounted for using the equity method.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

Allowance for Doubtful Accounts

The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Company believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Company’s customers, the use of historical experience, the Company’s accounts

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

receivable aged trial balance, and specific collectibility analysis. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and high risk accounts as determined by the analysis of financial strength of customers are reviewed individually for collectibility.

Inventories

Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) or average method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $1,172 and $143 in 2005 and 2004, respectively. No interest was capitalized in 2003. Repair and maintenance costs are charged to operations as incurred. Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, issued in June 2001, requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal obligation as a result of existing or enacted law, statute or contract. Based on the Company’s evaluation, at this time it has been determined that the Company’s assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, no asset retirement obligations have been recorded.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment	25
Other	3-10

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Impairment of Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has no reported goodwill at December 31, 2005 and 2004.

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

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2005 and 2004, the net exchange balances payable of $3,202 and $2,668, respectively, are included in accrued liabilities.

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

Revenue Recognition

Revenue is recognized when title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. For export contracts, the title and risk of loss passes to customers at the time specified by each contract. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.

Earnings per Share

The Company applies the provisions of Financial Accounting Standards Board SFAS No. 128, Earnings Per Share (EPS), which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Price Risk Management

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. SFAS No. 133 requires that the Company recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative’s fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using current market quotes from external sources. See Note 10 for a summary of the carrying value and fair value of derivative instruments.

During 2005, 2004 and 2003, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS No. 133. Consequently, gains and losses from changes in the fair value of all the derivative instruments used in 2005, 2004 and 2003 were included in earnings.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt as of December 31, 2005 differs from the carrying value due to the issuance of fixed rate senior notes in 2003. See Note 10 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated using current market quotes from external sources.

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

Other

Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 7) are amortized over periods ranging from 2 to 15 years using the straight-line method.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. The Company has recognized this tax benefit in 2005.

FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the AJCA on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company was not impacted by the provision because the Company did not repatriate earnings during 2005.

In May 2004, the FASB issued FSP No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP No. 106-2 supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Act, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors or retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. FSP No. 106-2 did not have a significant effect on the Company’s consolidated results of operations or financial position. Through December 31, 2005, the accumulated post retirement benefit obligation and the net periodic post retirement benefit costs reflect any potential benefit associated with the subsidy.

EITF Issue No. 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF Issue No. 04-10”) was ratified in October 2004 and requires that operating segments that do not meet the quantitative thresholds as defined in SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information” (“SFAS 131”) can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics and the segments are similar in a majority of the aggregation criteria listed in SFAS 131. EITF Issue No. 04-10 was effective for fiscal years ending after September 15, 2005 and had no impact on the segment reporting for the Company.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect the adoption of SFAS 151 will have on its consolidated results of operations and financial position but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and transition method to be used at the date of adoption. The transition method alternatives include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the method of adoption, the effect of adoption, and whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted in the third quarter of 2005. The adoption of SFAS 153 did not have a significant impact on the Company’s consolidated results of operations and financial position.

EITF Issue No. 03-13 “Applying the Condition in Paragraph 42 of FASB No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”), ratified in November 2004, provides application guidance on paragraph 42 of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in determining whether to report discontinued operations. Specifically EITF Issue No. 03-13 addresses which cash flows are to be considered and what forms of involvement constitute significant continuing involvement in an asset, as well as specifying a

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

period for reassessment. EITF Issue No. 03-13 was effective for fiscal periods beginning after December 15, 2004 and it did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In March 2005, The FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143” (“FIN 47”), with the purpose of clarifying that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated when incurred or at the first moment it becomes reasonably certain. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47, and based on the Company’s evaluation, at this time it has been determined that these assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, the Company has not recorded any asset retirement obligations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application as the required method of reporting a change in accounting principle and the reporting of an error in most instances. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (“EITF Issue No. 04-13”) was ratified in September 2005 and requires “buy/sell” contractual arrangements entered into after March 15, 2006, or modifications or renewals of existing arrangements after that date, to be reported on a net basis in the results of operations and accounted for as non-monetary transactions. The Company does not expect this to have a significant impact on the Company’s consolidated results of operations or financial position.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial position but does not expect it to have a material impact.

2. Stock-Based Compensation

In connection with the Transactions described in Note 1, the board of directors of the Company adopted, and the stockholders approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). The 2004 Plan became effective upon the closing of the initial public offering of the Company’s common stock (“IPO”).

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

The Company granted 156,800 restricted stock units, valued at $14.50 per unit, in the third quarter of 2004 to employees. After forfeitures, the remaining 149,500 units vested in the first quarter of 2005. The Company also granted options to purchase 475,716 shares of common stock in the third quarter of 2004. The exercise price of the options is the IPO price ($14.50). These options become exercisable in equal amounts on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The Company also granted and issued 42,874 shares of restricted stock during the third quarter of 2005, valued at $27.22 per share. These shares will vest equally on the first, second and third anniversaries of the grant date. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. The fair value of the restricted shares on the date of the grant is being amortized over the vesting period. In addition, the Company granted options to purchase 83,635 shares of common stock during the third quarter of 2005. The exercise price of these options is the market price on the date of the grant ($27.22). These options become exercisable on the first, second, third and fourth anniversaries of the grant date and expire on the tenth anniversary of the grant date.

A summary of the status of the Company’s stock option grants as of December 31, 2005 and activity since the inception of the 2004 plan is presented below:

	2005		2004
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	471,226	14.50		—
Granted	86,907	27.15	475,716	14.50
Exercised	(81,694)	14.50	—	—
Canceled	(37,676)	16.01	(4,490)	14.50

Outstanding at end of year	438,763	16.88	471,226	14.50

Options exercisable at end of year	72,668		—
Shares available for grant at end of year	5,614,914		5,855,774

For options outstanding at December 31, 2005, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	356,326	8.6
$25.42 - $27.22	82,437	9.7

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes. Under these provisions, no compensation expense has been recognized for the 2004 Plan. For SFAS No. 123 purposes, the fair value of each stock option has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005 Options	2004 Options
Risk-free interest rate	4.3%	4.0%
Expected life in years	8	10
Expected volatility	36.5%	28.1%
Expected dividend yield	0.4%	0.6%

Using the above assumptions, additional compensation expense for stock option grants under the fair value method prescribed by SFAS No. 123 would be:

	December 31, 2005	December 31, 2004
Compensation expense	$1,573	$655
Provision for income taxes	540	240

Total, net of taxes	$1,033	$415

Had compensation expense been determined consistently with the provisions of SFAS 123, utilizing the assumptions previously detailed, the Company’s net income and earnings per common share would have been the following pro forma amounts:

	December 31, 2005	December 31, 2004
Net income
As reported	$226,817	$120,722
Pro forma	$225,784	$120,307
Basic and diluted earnings per share
As reported:
Basic	$3.49	$2.19
Diluted	$3.48	$2.18
Pro forma:
Basic	$3.47	$2.18
Diluted	$3.46	$2.17

3. Earnings per Share

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	December 31,
	2005	2004	2003
Weighted average common shares—basic	65,008	55,231	49,499
Plus incremental shares from assumed conversion:
Options	221	67	—
Restricted stock units	22	57	—

Weighted average common shares—diluted	65,251	55,355	49,499

There are no adjustments to “Net income” for the diluted earnings per share computations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2005	2004
Accounts receivable—trade	$301,091	$230,554
Accounts receivable—affiliates	845	966
Allowance for doubtful accounts	(3,460)	(6,106)

	298,476	225,414
Accounts receivable—other	4,303	8,833

Accounts receivable, net	$302,779	$234,247

5. Inventories

Inventories consist of the following at December 31:

	2005	2004
Finished Products	$186,241	$172,056
Feedstock, additives, and chemicals	133,949	129,715
Materials and supplies	27,790	26,552

	347,980	328,323
Allowance for inventory obsolescence	(8,110)	(8,507)

Inventory, net	$339,870	$319,816

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2005	2004
Land	$12,217	$12,049
Buildings and improvements	81,685	80,129
Plant and equipment	1,364,715	1,321,086
Other	85,686	82,902

	1,544,303	1,496,166
Less: Accumulated depreciation	(741,254)	(674,547)

	803,049	821,619
Construction in progress	60,183	33,433

Property, plant and equipment, net	$863,232	$855,052

Depreciation expense on plant and equipment of $69,130, $68,028, and $73,868 is included in cost of sales in the consolidated statement of operations in 2005, 2004 and 2003, respectively.

During 2005, 2004 and 2003, the Company recognized impairments of plant and equipment amounting to $0, $1,830 and $2,285, respectively. The impairments have been reflected in the consolidated statements of operations. The impairments represented the amount necessary to adjust the carrying value of certain plant and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

equipment to its net realizable value. The impairments in 2003 related primarily to idled styrene and ethylene assets charged to the Olefins segment of approximately $1,544, which were replaced. An additional $741 charged to the corporate segment was related to equipment held for sale that was adjusted to fair market value. In 2004, the Company recognized a $1,314 impairment charge in the Vinyls segment related to a polyvinyl chloride plant that was not in service and was written down to its estimated fair market value less commission as determined by third party valuation. Also in 2004, the Company recognized a $516 impairment charge relating to an adjustment to fair market value of certain Olefins segment assets.

Insurance recoveries related to casualty losses at the Company’s Olefins and Vinyls facilities amounted to $0, $2,785 and $3,350 in 2005, 2004 and 2003, respectively. These insurance recoveries net of related property costs have been recorded in other income, net in the consolidated statements of operations.

7. Other Assets

Other assets consist of the following:

	December 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Life
Intangible Assets:
Technology Licenses	$42,932	$(27,090)	$15,842	$42,618	$(24,715)	$17,903	14
Other	1,220	—	1,220	1,539	—	1,539

Total Intangible Assets	44,152	(27,090)	17,062	44,157	(24,715)	19,442
Note receivable from affiliate	5,529	—	5,529	5,100	—	5,100
Turnaround Costs	21,531	(14,141)	7,390	22,771	(11,652)	11,119	4
Debt Issuance Cost	8,484	(3,500)	4,984	9,251	(2,227)	7,024	6
Other, net	12,491	(6,404)	6,087	7,782	(3,086)	4,696	2

Total Other Assets	$92,187	$(51,135)	$41,052	$89,061	$(41,680)	$47,381

Amortization expense on other assets of $13,567, $15,144 and $14,312 is included in the consolidated statement of operations in 2005, 2004 and 2003, respectively.

Scheduled amortization of intangible assets for the next five years is as follows: $2,254, $2,254, $2,254, $2,254 and $2,211 in 2006, 2007, 2008, 2009 and 2010, respectively.

8. Long-Term Debt

Indebtedness consists of the following at December 31:

	2005	2004
8 3/4% senior notes due in 2011	$247,000	$247,000
Term loan	9,000	40,200
Loan related to tax-exempt revenue bond	10,889	10,889

	$266,889	$298,089
Less: Current portion of long-term debt	(1,200)	(1,200)

	$265,689	$296,889

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

On January 6, 2006, the Company amended its senior secured revolving credit facility to, among other things, increase the commitment from $200,000 to $300,000 and generally reduce the interest payable. After the amendment, as of January 6, 2006, the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus ..50%, and a 0.25% unused line fee, all of which are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

On January 13, 2006, the Company issued $250,000 of new 6 5/8% unsecured senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem the Company’s 8 3/4% senior notes due 2011 and repay the Company’s term loan as follows:

•	On January 18, 2006, the Company repaid the entire $9,000 outstanding under our term loan, plus accrued but unpaid interest.

•	On two redemption dates, February 8, 2006 and February 13, 2006, the Company redeemed the entire $247,000 principal amount outstanding of our 8 3/4% senior notes due 2011, and paid a make-whole premium of $22,230, plus accrued and unpaid interest.

As a result of the early redemption of the 8 3/4% senior notes due 2011, the Company will recognize $25,751 in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22,230 and a write-off of $3,521 in previously capitalized debt issuance cost.

The 6 5/8% senior notes are unsecured. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the notes.

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share. The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $307,800 at January 13, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $60,000. Neither of the agreements requires the Company to maintain specified financial ratios, except that the revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60,000. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict the ability of the Company to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

On August 16, 2004 the Company completed the IPO. Net proceeds from the IPO were $181,167. The Company used the proceeds from the IPO along with available cash on hand to redeem $133,000 aggregate principal amount of its 8 3/4% senior notes due July 15, 2011, to repay $28,000 of its senior secured term loan

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

maturing in July 2010 and to repay in full a $27,000 bank loan. As a result of the early payment on the 8 3/4% senior notes, the Company recognized $14,685 in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on the notes of $11,637 and a write-off of $3,047 in previously capitalized debt issuance cost. In addition, in the fourth quarter of 2004, the Company repaid an additional $50,000 of its senior term loan and incurred an additional $1,106 of non-operating expense related to the write-off of previously capitalized debt issuance costs.

The 8 3/4% senior notes were unsecured. All domestic restricted subsidiaries were guarantors of the senior notes. In the first quarter of 2006, these notes were repaid.

At inception, the term loan bore interest at either the Eurodollar Rate plus 3.75% or prime rate plus 2.75%. Quarterly principal payments of $300 were due on the term loan beginning on September 30, 2003, with the balance due in four equal quarterly installments in the seventh year of the loan. The Company used the proceeds from the IPO to prepay $28,000 of the term loan in August 2004, which prepayment was applied to and reduced the final installment of the term loan. Mandatory prepayments were due on the term loan with the proceeds of asset sales and casualty events subject, in some instances, to reinvestment provisions. The term loan also required prepayment with 50% of excess cash flow as determined under the term loan agreement. The term loan was collateralized by the Company’s Lake Charles and Calvert City facilities and some related intangible assets. As of September 30, 2004, the Company and its lenders entered into an amendment to the term loan that reduced the applicable interest rate so that the term loan subsequently bore interest at either the Eurodollar Rate plus 2.25% or prime rate plus 1.25%. The amendment also eliminated the requirement to use excess cash flow to repay the term loan. As described above, all amounts outstanding under the term loan were repaid in the first quarter of 2006.

The revolving credit facility bore interest at either LIBOR plus 2.25% or prime rate plus 0.25%, subject to grid pricing adjustment based on the Company’s fixed charge coverage ratio after the first year and subject to a 0.5% unused line fee. The revolving credit agreement was amended on February 24, 2004, June 22, 2004 and November 30, 2004 to, among other things, lower the applicable margin by 0.5% of the pricing grid, modify the termination fee, extend the maturity date by one year, and revise various definitions and covenants to allow the IPO and the Bristolpipe acquisition and to facilitate the Company’s operations. The revolving credit facility is collateralized by accounts receivable and contract rights, inventory, chattel paper, instruments, documents, deposit accounts and related intangible assets. The Company had standby letters of credit outstanding at December 31, 2005 of $28,318 and $171,682 of available borrowing capacity under this facility. In the first quarter of 2006, the Company has amended this facility as described above and extended the maturity to January 6, 2011.

The agreements governing the 8 3/4% senior notes and the term loan each contained customary covenants and events of default. Accordingly, these agreements imposed significant operating and financial restrictions on the Company. These restrictions, among other things, provided limitations on incurrence of additional indebtedness, the payment of dividends, significant investments and sales of assets. These limitations were subject to a number of important qualifications and exceptions. The 8 3/4% senior notes indenture and the term loan did not allow distributions unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio was at least 2.0 and such payment, together with the aggregate amount of all other restricted payments since July 31, 2003, was less than the sum of 50% of the Company’s consolidated net income for the period from the fourth quarter of 2003 to the end of the most recent quarter for which financial statements had been delivered (which percentage will be increased to 100% so long as the 8 3/4% senior notes are rated investment grade), plus 100% of net cash proceeds received after July 31, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of equity securities, plus $25,000. The amount under this restriction was $376,382 at December 31, 2005. Neither of the agreements required the Company to

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

maintain specified financial ratios. In addition, the 8 3/4% senior notes indenture, the term loan and the revolving credit facility restricted the ability of the Company to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 in tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for its new ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2005 and 2004 was 3.65% and 2.1%, respectively. In conjunction with the loan agreement, the Company entered into a letter of credit reimbursement agreement and obtained a letter of credit from a bank in the amount of $11,268. The letter of credit, as amended, will expire in July 2008.

The weighted average interest rate on the borrowings at December 31, 2005 and 2004 was 8.5% and 7.9%, respectively.

As a result of the refinancing in January 2006, there are no maturities of long-term debt over the next five years.

9. Stockholders’ Equity

In the third quarter of 2004, the Company completed the IPO. The net proceeds from the stock offering of $181,167, after deducting underwriting fees and offering expenses, together with cash on hand, were used to pay debt.

As described in Note 1 “Basis of Financial Statements”, the Company consummated a reorganization and a stock split during the third quarter of 2004. The reorganization included the exchange of preferred stock for common stock, including the preferred stock of a subsidiary of the Company which was previously classified as minority interest.

Since November 11, 2004, the Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating approximately $6,342 and $1,379 in 2005 and 2004, respectively.

Common Stock

Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors. There are no cumulative voting rights. Accordingly, holders of a majority of the total votes entitled to vote in an election of directors will be able to elect all of the directors standing for election. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of the common stock will share equally on a per share basis any dividends when, as and if declared by the board of directors out of funds legally available for that purpose. If the Company is liquidated, dissolved or wound up, the holders of the Company’s common stock will be entitled to a ratable share of any distribution to stockholders, after satisfaction of all the Company’s liabilities and of the prior rights of any outstanding class of the Company’s preferred stock. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock.

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

10. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. Usually, such derivatives are for terms of less than one year. In 2005, 2004 and 2003, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its derivative instruments as hedges under the provisions of SFAS 133. Consequently, gains and losses from changes in the fair value of all the derivative instruments used in 2005, 2004 and 2003 were included in earnings.

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

The Company had a net loss of $3,818 in connection with trading activity for the year ended December 31, 2005 compared to a net loss of $3,750 and a net gain of $36 for the years ended December 31, 2004 and 2003, respectively. Of the 2005 net loss, $29,755 related to derivative losses offset by $27,884 in gains on the sale of related physical feedstock positions. The resulting $1,871 loss is recorded in cost of sales due to the relationship of the derivatives to the physical feedstock positions sold. The remaining 2005 loss of $1,947 is classified in other income, net. Derivative trading activity accounted for all of the 2004 net loss and 2003 net gain, which are classified in other income, net. Risk management asset balances of $-0- and $50 were included in “Accounts receivable, net,” and risk management liability balances of $31,891 and $3,765 were included in current liabilities in the Company’s balance sheets as of December 31, 2005 and December 31, 2004, respectively.

At December 31, 2005, the fair value of the natural gas futures and propane forward contracts were obtained from a third party. The fair and carrying value of the Company’s derivative commodity instruments and financial instruments is summarized below:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$(31,891)	$(31,891)	$(3,721)	$(3,721)
Other options/futures contracts	0	0	6	6

Financial Instruments:
8 3/4% senior notes due 2011	$247,000	$265,525	$247,000	$278,493

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

11. Income Taxes

The components of income before taxes for the years ended December 31 are as follows:

	2005	2004	2003
Domestic	$344,515	$186,372	$19,744
Foreign	813	4,290	3,759

	$345,328	$190,662	$23,503

The Company’s income tax provision for the years ended December 31 consists of the following:

	2005	2004	2003
Current
Federal	$72,151	$2,936	$642
State	766	1,245	163
Foreign	(151)	571	830

	72,766	4,752	1,635

Deferred
Federal	27,719	60,421	6,602
State	17,971	5,284	347
Foreign	55	(517)	163

	45,745	65,188	7,112

Total provision	$118,511	$69,940	$8,747

An analysis of the Company’s effective income tax rate for the years ended December 31 follows:

	2005	2004	2003
Provision for federal income tax at statutory rate	$120,865	$66,722	$8,226
State income tax provision net of federal income tax effect	7,925	4,244	306
Foreign tax	(96)	54	993
Foreign earnings	(285)	(1,587)	(1,391)
Extra-territorial exclusion income benefit	(5,391)	—	—
Manufacturing deduction	(2,870)	—	—
Other, net	(1,637)	507	613

	$118,511	$69,940	$8,747

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2005	2004	2003
Net operating loss carryforward	$15,503	$22,717	$89,065
AMT credit carryforward	—	31,881	28,537
Accruals	12,052	10,078	7,431
Allowance for doubtful accounts	1,463	2,571	2,617
Inventory	5,645	5,549	—
Investments	—	—	1,125
Other	5,680	3,778	3,008

Deferred taxes assets—total	40,343	76,574	131,783
Property, plant and equipment	(241,188)	(245,753)	(258,764)
Inventory	—	—	(1,464)
Other	(3,647)	(192)	—

Deferred tax liabilities—total	(244,835)	(245,945)	(260,228)

Valuation allowance	(3,583)	—	—

Total net deferred tax liabilities	$(208,075)	$(169,371)	$(128,445)

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $427 and $321,714, respectively, which will expire in varying amounts between 2010 and 2025 and are subject to certain limitations on an annual basis. Management believes the Company will realize the full benefit of the majority of the net operating loss carryforwards before they expire. To the extent that the full benefit may not be realized, a valuation allowance has been set up against state net operating losses. The extra-territorial income exclusion benefit of $5,391 includes a current year benefit of $1,295, and the remaining benefit of $4,096 is a one-time benefit related to amended returns. Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $5,676 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practical to estimate the amount of deferred income taxes associated with these unremitted earnings.

12. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. The Company matches up to the first 6% of such employee contributions at rates that vary by subsidiary. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2005, 2004 and 2003, the Company charged approximately $2,447, $2,102 and $1,875, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2005, 2004 and 2003, the Company charged approximately $2,658, $2,225 and $2,002, respectively, to expense for these contributions.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company has noncontributory defined benefit pension plans that cover substantially all salaried and all wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the funding requirements of federal law and regulations. In 2006, the Company expects to contribute $2,480 to these plans. The accumulated benefit obligation was $29,875, $27,162 and $22,099 at December 31, 2005, 2004 and 2003, respectively. The aggregate benefit obligation in excess of the aggregate fair value of the plan assets resulted in an unfunded benefit obligation of $3,726, $7,436 and $4,866 at December 31, 2005, 2004 and 2003, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company provides post-retirement healthcare benefits to the employees of three subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$32,071	$27,342	$21,689	$20,961	$19,070	$21,396
Service cost	1,050	1,029	830	360	381	401
Interest cost	1,798	1,736	1,529	414	420	398
Actuarial (gain) loss	737	1,104	3,937	1,363	1,649	(2,456)
Benefits paid	(877)	(732)	(643)	(501)	(559)	(669)
Plan amendment	—	1,592	—	—	—	—

Benefit obligation, end of year	$34,779	$32,071	$27,342	$22,597	$20,961	$19,070

Change in plan assets
Fair value of plan assets beginning of year	19,726	17,233	13,074	—	—	—
Actual return	1,226	1,555	2,387	—	—	—
Employer contribution	6,074	1,670	2,415	501	559	669
Benefit paid	(877)	(732)	(643)	(501)	(559)	(669)

Fair value of plan assets end of year	$26,149	$19,726	$17,233	$—	$—	$—

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Reconciliation of funded status
Funded status	$(8,630)	$(12,344)	$(10,109)	$(22,597)	$(20,961)	$(19,070)
Unrecognized net actuarial loss	7,141	5,966	5,403	6,187	5,160	3,751
Unamortized transition obligation	—	—	—	684	797	911
Unamortized prior period service cost	1,220	1,539	223	1,627	1,893	2,160

Net amount recognized	$(269)	$(4,839)	$(4,483)	$(14,099)	$(13,111)	$(12,248)

Amount recognized in the statement of financial position consist of
Accrued benefit liability	$(4,626)	$(9,138)	$(7,161)	$(14,099)	$(13,111)	$(12,248)
Intangible assets	1,220	1,539	223	—	—	—
Accumulated other comprehensive loss before taxes	3,137	2,760	2,455	—	—	—

	$(269)	$(4,839)	$(4,483)	$(14,099)	$(13,111)	$(12,248)

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$1,050	$1,029	$830	$360	$381	$401
Interest cost	1,798	1,736	1,529	414	420	398
Expected return on plan assets	(1,928)	(1,419)	(1,258)	—	—	—
Net amortization	584	680	459	715	621	581

Net periodic benefit cost	$1,504	$2,026	$1,560	$1,489	$1,422	$1,380

Weighted average assumptions as of year end
Discount rate	5.5%	5.8%	6.0%	4.9%	5.0%	5.0%
Expected return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	5.0%	—	—	—

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

	Pension	Other
Estimated future benefit payments:
Year 1	$1,018	$517
Year 2	$1,182	$533
Year 3	$1,356	$550
Year 4	$1,504	$567
Year 5	$1,667	$585
Year 6 to 10	$10,965	$3,220

With an average rate of return below 8.0% for 2005, the Company has decided to leave the return on asset assumption at 8.0% as of January 1, 2006. This decision is based on input from the Company’s third-party independent actuary and the pension fund trustee, projecting near-term returns of 8% to 12% from equities, and 4% to 6% from fixed income investments.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

	Pension Benefit— Salaried			Pension Benefit— Wage
	2005	2004	2003	2005	2004	2003
Asset allocation for years ended:
Cash	2%	1%	1%	2%	1%	1%
Fixed income	39%	38%	38%	39%	38%	38%
Equity	59%	61%	61%	59%	61%	61%

	100%	100%	100%	100%	100%	100%

The Company adopted a “balanced” asset allocation model (investment policy) of 50% equities and 50% fixed income in response to the market downturn during 2001 and 2002. As the market improved during subsequent years, the pension fund investment policy allowed the pension fund trustee a 10% discretionary range in the asset allocation model, shifting to approximately 60% equities and 40% fixed income. The Company expects the 60/40 investment policy to remain for the near future.

13. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2005, 2004 and 2003, the Company incurred and paid lease payments of approximately $1,241, $1,434 and $1,409, respectively.

The Company utilized Peerless Agency, Inc. (“Peerless”), an affiliated party, as an insurance agent and paid Peerless $93 for the year ended December 31, 2003. The arrangement was terminated in 2003.

In March 2000, the Company loaned an affiliated party $2,000. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received from the original loan from 1997 through 2001. Principal payments totaling $763 and $858 were received from the affiliated party in 2005 and 2004, respectively. The remaining balance is scheduled to be repaid beginning in 2010. Interest payments of $246, $517 and $847 were received in 2005, 2004 and 2003, respectively, and included in other income, net in the consolidated statement of operations. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

During the years ended December 31, 2005, 2004 and 2003, the Company and subsidiaries charged affiliates $838, $1,231 and $1,389, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $757, $889 and $926 as of December 31, 2005, 2004 and 2003, respectively are included in accounts receivable in the accompanying consolidated balance sheets.

The Company issued various promissory notes to Gulf United Investments Corporation, an affiliate of the Company, totaling $5,391. The balances of these notes, as well as the associated interest charged at the prime rate, were paid in December 2004.

14. Acquisitions

On August 2, 2004, the Company completed the acquisition of substantially all of the assets of Bristolpipe Corporation. Bristolpipe Corporation, headquartered in Elkhart, Indiana, operated three manufacturing plants located in Indiana, Pennsylvania and Georgia with a combined estimated pipe production capacity of 300 million pounds per year and primarily produced PVC pipe products for a wide range of applications, including domestic and commercial drainage, waste and venting; underground water; sewer pipe; and telecommunications cable ducting. The acquisition contributed $55,366 net sales to the Company in 2004. The purchase price of the assets was $33,294. Because the Bristolpipe acquisition is immaterial to the Company’s consolidated financial statements, no pro forma disclosures are required.

15. Other Income, net

Other income, net consists of the following for the years ended December 31:

	2005	2004	2003
Management services	$838	$1,231	$1,389
Interest income	4,317	971	1,123
Insurance proceeds, net	—	2,785	2,961
Equity in income of unconsolidated subsidiary	94	1,379	1,510
Derivative gain (loss)	(1,947)	(3,750)	36
Other	(644)	21	601

	$2,658	$2,637	$7,620

16. Commitments and Contingencies

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

Given the scope and extent of the underlying contamination at the Company’s manufacturing complex, the remediation will likely take a number of years. The costs incurred to treat contaminated groundwater collected from beneath the site were $4,556 in 2005, and the Company expects this level of expenditures to continue for the life of the remediation. For the past several years, PolyOne has asserted that the Company’s actions after its acquisition of the complex have contributed to or otherwise exacerbated the contamination at the site. The Company denied those allegations. Goodrich has also asserted claims similar to those of PolyOne. In addition, Goodrich has asserted that the Company is responsible for a portion of the ongoing costs of treating contaminated groundwater being pumped from beneath the site. In May 2003, Goodrich began withholding payment of 45% of the monthly costs incurred by the Company to operate certain pollution control equipment owned by Goodrich at the site.

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover unpaid invoices related to the Company’s operation of groundwater treatment equipment. Goodrich filed an answer and counterclaim in which it alleged that the Company was responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed cross-claims against the Company in which it alleged breach of contract and that Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its breach of contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s cross-claims. By order dated March 9, 2005, the court granted the Company’s motion to dismiss PolyOne’s cross-claims. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s breach of contract claim against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, Goodrich and the Company entered a Non-Waiver Agreement pursuant to which Goodrich paid the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement is reflected in the consolidated statement of operations for the year ended December 31, 2005 resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

legal arguments, including Goodrich’s right to pursue its motion for reconsideration. The granting of such motion could result in the Company being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case is continuing with respect to Goodrich’s counterclaims against the Company, and Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich. Extensive discovery is ongoing and the trial is set for December 2006.

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

On March 18, 2005, the Goodrich I and II and PolyOne I and II proceedings were consolidated and the hearing for the consolidated case was set for September 12, 2006. Subsequently, the Kentucky State Cabinet agreed to allow Goodrich to perform a test of the soil remediation procedure. Goodrich then withdrew its complaint and the Goodrich II proceeding was dismissed. By order dated January 19, 2006, the hearing for the consolidated administrative proceedings was rescheduled to April 3, 2007.

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

In January 2004, the Kentucky State Cabinet notified the Company by letter that, due to its ownership of a closed landfill (known as Pond 4) at the manufacturing complex, the Company would be required to submit a post-closure permit application under RCRA. This could require the Company to bear the responsibility and cost of performing remediation work at Pond 4 and solid waste management units and areas of concern located on property adjacent to Pond 4 that is owned by the Company. The Company acquired Pond 4 from Goodrich in 1997 as part of the acquisition of other facilities. Under the 1997 contract, the Company has the right to reconvey

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

title to Pond 4 back to Goodrich, which the Company has tendered. On March 21, 2005, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for its costs incurred in connection with Pond 4. On May 20, 2005, Goodrich filed a motion to dismiss portions of the Company’s complaint. On June 27, 2005, the Company filed a response in opposition to Goodrich’s motion to dismiss, and Goodrich filed its reply on July 18, 2005. In addition, on June 6, 2005, Goodrich filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s Pond 4 liabilities to the Company. PolyOne moved to dismiss Goodrich’s third-party complaint on August 30, 2005. Goodrich responded to PolyOne’s motion on October 7, 2005, and PolyOne filed its reply on October 21, 2005. Finally, the Company filed a motion for partial summary judgment on Goodrich’s liability for the Company’s costs incurred in connection with Pond 4 on August 9, 2005. Goodrich responded to the Company’s motion on September 6, 2005, and the Company replied on September 27, 2005. The motion is now pending.

The Company has also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a post-closure care RCRA permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky State Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application. On February 18, 2005, the Company also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet granted the Company an extension until September 26, 2005 to file the permit application. On August 19, 2005, the Kentucky Cabinet granted an additional extension until March 25, 2006 to file the permit application.

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

Environmental Investigations. In March and June 2002, the EPA’s National Enforcement Investigations Center, or NEIC, conducted an environmental investigation of the Company’s manufacturing complex in Calvert City consisting of the ethylene dichloride (“EDC”)/vinyl chloride monomer (“VCM”), ethylene and chlor-alkali plants. In May 2003, the Company received a report prepared by the NEIC summarizing the results of that investigation. Among other things, the NEIC concluded that the requirements of several regulatory provisions had not been met. The Company analyzed the NEIC report and identified areas where it believed that erroneous factual or legal conclusions, or both, may have been drawn by the NEIC. The Company held a number of discussions with the EPA concerning its conclusions. In February 2004, representatives of the EPA orally informed the Company that the agency proposed to assess monetary penalties against it and to require it to implement certain injunctive relief to ensure compliance. In addition, the EPA’s representatives informed the Company that the EPA, the NEIC and the Kentucky State Cabinet would conduct an inspection of its polyvinyl chloride (“PVC”) facility in Calvert City, which is separate from the manufacturing complex and was not visited during the 2002 inspection. That additional inspection took place in late February 2004. The Company has not

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

yet received a written report from the agencies regarding the actions that they propose to take in response to that visit. The EPA submitted to the Company an information request under Section 114 of the Clean Air Act and issued a Notice of Violation, both pertaining to the inspection of the EDC/VCM plant. The Notice of Violation does not propose any specific penalties. The EPA also issued to the Company information requests under Section 3007 of RCRA and Section 114 of the Clean Air Act regarding the PVC plant inspection. The Company and the EPA met in June 2004 and have continued to hold settlement discussions pursuant to which the EPA has indicated it will impose monetary penalties and will require plant modifications that will require capital expenditures. The Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a percentage of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company is not in a position at this time to state what effect, if any, these proceedings could have on the Company’s financial condition, results of operations, or cash flows. However, the Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

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

In addition to the matters described above, in both “Environmental Matters” and “Legal Matters,” the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2005, future minimum lease commitments were as follows:

2006	$18,685
2007	17,992
2008	16,690
2009	15,422
2010	13,651
Thereafter	25,957

$108,397

Rental expense, net of railcar mileage credits, was approximately $27,691, $20,790 and $17,530 for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, in 1996 a subsidiary of the Company entered into an agreement with INEOS (successor to BP Chemicals Ltd.) to license technology used to produce LLDPE and HDPE. Under the agreement the Company makes annual payments to INEOS of $3,140 through May 2007. As of December 31, 2005 and 2004, the net present value of these payments was $5,881 and $8,488, of which $3,058 and $5,881 is classified as other long-term liabilities and $2,823 and $2,607 is classified as accrued expenses, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

17. Segment and Geographic Information

Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

The Company’s Olefins segment manufactures and markets ethylene, polyethylene, styrene monomer and various ethylene co-products. The majority of the Company’s ethylene production is used in the Company’s polyethylene, styrene and VCM operations. The remainder of ethylene is sold to external customers. In addition, the Company sells its ethylene co-products to external customers. The Company’s primary ethylene co-products are propylene, crude butadiene and hydrogen.

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. During 2005 and 2004, one customer accounted for 11.5% and 10.9% of net sales in the Olefins segment. No single external Olefins customer accounted for more than 10.0% of net segment sales in 2003.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The Company’s Vinyls business manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and patio door profiles and fence. The Company’s main manufacturing complex is located in Calvert City, Kentucky. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, the Company owns a 43% interest in a PVC joint venture in China.

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eleven regional plants. The remainder of the VCM production is sold pursuant to a contract that requires the Company to supply a minimum of 400 million pounds of VCM per year. During 2005, 2004 and 2003, one customer accounted for 16.3%, 16.8% and 18.9%, respectively, of net sales in the Vinyls segment.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2005	2004	2003
Net external sales
Olefins
Polyethylene	$697,662	$601,269	$481,662
Ethylene, styrene and other	652,380	649,985	395,306

Total olefins	1,350,042	1,251,254	876,968

Vinyls
Fabricated finished products	587,547	394,513	263,518
VCM, PVC, and other	503,516	339,586	282,548

Total vinyls	1,091,063	734,099	546,066

	$2,441,105	$1,985,353	$1,423,034

Intersegment sales
Olefins	$116,822	$53,668	$34,665
Vinyls	1,173	553	753

	$117,995	$54,221	$35,418

Income (loss) from operations
Olefins	$195,670	$179,587	$55,298
Vinyls	179,407	69,723	13,583
Corporate and other	(8,044)	(6,144)	(3,066)

	$367,033	$243,166	$65,815

Depreciation and amortization
Olefins	$46,844	$49,213	$51,088
Vinyls	34,343	31,671	33,118
Corporate and other	54	191	3,087

	$81,241	$81,075	$87,293

Other income (expense), net
Olefins	$(1,933)	$(981)	$3,459
Vinyls	301	121	629
Corporate and other	4,290	3,497	3,532

	2,658	2,637	7,620
Debt retirement cost	(646)	(15,791)	(11,343)

	$2,012	$(13,154)	$(3,723)

Capital expenditures
Olefins	$40,865	$15,905	$23,457
Vinyls	42,741	35,745	21,182
Corporate and other	2,154	1,060	292

	$85,760	$52,710	$44,931

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004
Total assets
Olefins	$961,742	$958,493
Vinyls	573,709	486,197
Corporate and other	291,738	147,763

	$1,827,189	$1,592,453

A reconciliation of total segment income from operations to consolidated income before is as follows:

	Year Ended December 31,
	2005	2004	2003
Income from operations for reportable segments	$367,033	$243,166	$65,815
Interest expense	(23,717)	(39,350)	(38,589)
Debt retirement cost	(646)	(15,791)	(11,343)
Other income, net	2,658	2,637	7,620

Income before taxes	$345,328	$190,662	$23,503

Geographic Information

	Year Ended December 31,
	2005	2004	2003
Sales to external customers(a)
United States	$2,068,500	$1,678,421	$1,185,624
Foreign
Canada	324,053	244,959	192,611
Bahamas	18,822	25,083	23,895
Other	29,730	36,890	20,904

	$2,441,105	$1,985,353	$1,423,034

Long-lived assets
Unites States	$850,280	$845,314	$873,240
Foreign	12,952	9,738	6,448

	$863,232	$855,052	$879,688

(a)	Revenues are attributed to countries based on location of customer.

18. Subsequent Event

On February 17, 2006, the Company’s board of directors declared a quarterly dividend of $0.0275 per share of common stock payable on March 10, 2006 to holders of record on February 28, 2006 aggregating approximately $1,791.

19. Guarantor Disclosures

The Company’s payment obligations under its 8 3/4% senior notes, term loan and revolving credit facility as of December 31, 2005 were fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”). The Company’s 6 5/8% senior notes are also fully and unconditionally guaranteed by the Guarantor Subsidiaries. Each Guarantor Subsidiary is 100% owned by the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that did not guarantee the 8 3/4% senior notes and do not guarantee the 6 5/8 senior notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$231,957	$151	$5,787	$—	$237,895
Accounts receivable, net	60,697	290,749	98	(48,765)	302,779
Inventories, net	—	331,867	8,003	—	339,870
Prepaid expenses and other current assets	10	9,007	289	—	9,306
Deferred income taxes	12,398	—	615	—	13,013

Total current assets	305,062	631,774	14,792	(48,765)	902,863
Property, plant and equipment, net	—	850,280	12,952	—	863,232
Equity investment	1,163,403	15,300	20,042	(1,178,703)	20,042
Other assets, net	43,235	28,017	5,830	(36,030)	41,052

Total assets	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

Current liabilities
Accounts payable	18,705	181,093	(21)	—	199,777
Accrued liabilities	4,509	99,042	1,266	55	104,872
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	24,414	280,135	1,245	55	305,849
Long-term debt	254,800	90,597	5,142	(84,850)	265,689
Deferred income taxes	219,802	—	1,286	—	221,088
Other liabilities	18,578	21,880	—	(1)	40,457
Stockholders’ equity	994,106	1,132,759	45,943	(1,178,702)	994,106

Total liabilities and stockholders’ equity	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$39,312	$70	$4,014	$—	$43,396
Accounts receivable, net	378,436	218,523	4,698	(367,410)	234,247
Inventories, net	—	311,789	8,027	—	319,816
Prepaid expenses and other current assets	10	7,331	1,348	—	8,689
Deferred income taxes	65,790	—	—	—	65,790

Total current assets	483,548	537,713	18,087	(367,410)	671,938
Property, plant and equipment, net	41	845,273	9,738	—	855,052
Equity investment	814,248	15,300	18,082	(829,548)	18,082
Other assets, net	44,982	32,406	6,022	(36,029)	47,381

Total assets	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Current liabilities
Accounts payable	16,302	129,916	672	—	146,890
Accrued liabilities	21,114	79,788	1,377	(154)	102,125
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	38,616	209,704	2,049	(154)	250,215
Long-term debt	286,000	408,899	5,275	(403,285)	296,889
Deferred income taxes	235,968	(1,406)	599	—	235,161
Other liabilities	12,838	27,953	—	—	40,791
Stockholders’ equity	769,397	785,542	44,006	(829,548)	769,397

Total liabilities and stockholders’ equity	$1,342,819	$1,430,692	$51,929	$(1,232,987)	$1,592,453

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,412,321	$41,798	$(13,014)	$2,441,105
Cost of sales	(125)	1,972,280	38,333	(13,014)	1,997,474

	125	440,041	3,465	—	443,631
Selling, general and administrative expenses	2,068	71,358	3,172	—	76,598
Impairment of long-lived assets	—	—	—	—	—

Income (loss) from operations	(1,943)	368,683	293	—	367,033
Interest expense	(3,001)	(20,715)	(1)	—	(23,717)
Other income (expense), net	227,838	(879)	521	(225,468)	2,012

Income (loss) before income taxes	222,894	347,089	813	(225,468)	345,328
Provision for (benefit from) income taxes	(3,923)	122,531	(97)	—	118,511

Net income (loss)	$226,817	$224,558	$910	$(225,468)	$226,817

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,962,160	$31,327	$(8,134)	$1,985,353
Cost of sales	—	1,663,358	26,944	(8,134)	1,682,168

	—	298,802	4,383	—	303,185
Selling, general and administrative expenses	3,650	54,905	1,683	—	60,238
Gain on sale of assets	—	(2,049)	—	—	(2,049)
Impairment of long-lived assets	—	1,830	—	—	1,830

Income (loss) from operations	(3,650)	244,116	2,700	—	243,166
Interest expense	(16,380)	(22,969)	(1)	—	(39,350)
Other income (expense), net	127,300	134	1,868	(142,456)	(13,154)

Income (loss) before income taxes	107,270	221,281	4,567	(142,456)	190,662
Provision for (benefit from) income taxes	(13,452)	83,236	156	—	69,940

Net income (loss)	$120,722	$138,045	$4,411	$(142,456)	$120,722

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,401,441	$27,548	$(5,955)	$1,423,034
Cost of sales	—	1,284,304	22,733	(5,955)	1,301,082

	—	117,137	4,815	—	121,952
Selling, general and administrative expenses	1,647	53,150	2,217	—	57,014
Gain on legal settlement	—	(3,162)	—	—	(3,162)
Impairment of long-lived assets	—	2,285	—	—	2,285

Income (loss) from operations	(1,647)	64,864	2,598	—	65,815
Interest expense	(37,445)	(21,908)	—	20,764	(38,589)
Other income (expense), net	43,209	5,453	2,125	(54,510)	(3,723)

Income (loss) before income taxes	4,117	48,409	4,723	(33,746)	23,503
Provision for (benefit from) income taxes	(10,639)	18,018	1,368	—	8,747

Net income (loss)	$14,756	$30,391	$3,355	$(33,746)	$14,756

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$226,817	$224,558	$910	$(225,468)	$226,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,456	78,613	2,628		82,697
Recovery of doubtful accounts	—	(2,294)	(13)		(2,307)
Loss (gain) from disposition of fixed assets	—	4,767	(21)		4,746
Write off of debt issuance cost	646	—	—		646
Deferred income taxes	(3,923)	49,613	55		45,745
Equity in income of joint venture	—	—	(94)	—	(94)
Net changes in working capital and other	(314,822)	43,754	5,797	225,468	(39,803)

Net cash provided by (used for) operating activities	(89,826)	399,011	9,262	—	318,447
Additions to property, plant and equipment	—	(80,286)	(5,474)	—	(85,760)
Additions to equity investments	—	—	(1,867)	—	(1,867)
Proceeds from deposition of assets	—	37	—	—	37

Net cash used for investing activities	—	(80,249)	(7,341)	—	(87,590)
Intercompany financing	318,829	(318,681)	(148)	—	—
Proceeds from exercise of stock options	1,184	—	—	—	1,184
Dividends paid	(6,342)	—	—	—	(6,342)
Repayments of borrowings	(31,200)	—	—	—	(31,200)

Net cash used for financing activities	282,471	(318,681)	(148)	—	(36,358)
Net increase in cash and cash equivalents	192,645	81	1,773	—	194,499
Cash and cash equivalents at beginning of the year	39,312	70	4,014	—	43,396

Cash and cash equivalents at end of the year	$231,957	$151	$5,787	$—	$237,895

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$120,722	$138,045	$4,411	$(142,456)	$120,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,097	78,738	2,337	—	83,172
Recovery of doubtful accounts	—	(145)	(311)	—	(456)
Impairment of long-lived assets	—	1,830	—	—	1,830
Gain from disposition of fixed assets	—	(218)	—	—	(218)
Deferred income taxes	(13,452)	79,157	(517)	—	65,188
Equity in income of joint venture	—	—	(1,379)	—	(1,379)
Net changes in working capital and other	(184,531)	(74,821)	(1,182)	142,456	(118,078)

Net cash provided by (used for) operating activities	(75,164)	222,586	3,359	—	150,781
Additions to property, plant and equipment	—	(47,945)	(4,765)	—	(52,710)
Acquisition of operations	—	(33,294)	—	—	(33,294)
Proceeds from disposition of assets	—	3,256	—	—	3,256
Proceeds from insurance claims	—	2,785	—	—	2,785

Net cash used for investing activities	—	(75,198)	(4,765)	—	(79,963)
Intercompany financing	147,178	(147,362)	184	—	—
Proceeds from issuance of stock	181,167	—	—	—	181,167
Dividends paid	(1,379)	—	—	—	(1,379)
Proceeds from affiliate borrowings	336	—	—	—	336
Repayments of affiliate borrowings	(5,727)	—	—	—	(5,727)
Repayments of borrowings	(239,200)	—	—	—	(239,200)

Net cash used for financing activities	82,375	(147,362)	184	—	(64,803)
Net increase (decrease) in cash and cash equivalents	7,211	26	(1,222)	—	6,015
Cash and cash equivalents at beginning of the year	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of the year	$39,312	$70	$4,014	$—	$43,396

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2003

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$14,756	$30,391	$3,355	$(33,746)	$14,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,457	82,472	2,251	—	88,180
Provision for doubtful accounts	—	1,872	—	—	1,872
Impairment of long-lived assets	—	2,285	—	—	2,285
Gain from disposition of fixed assets	—	(2,903)	—	—	(2,903)
Deferred income taxes	(10,636)	17,941	(193)	—	7,112
Equity in income of joint venture	—	—	(1,510)	—	(1,510)
Net changes in working capital and other	(41,069)	(26,427)	2,045	33,746	(31,705)

Net cash provided by (used for) operating activities	(33,492)	105,631	5,948	—	78,087
Additions to property, plant and equipment	—	(42,425)	(2,506)	—	(44,931)
Proceeds from insurance claims	—	3,350	—	—	3,350

Net cash used for investing activities	—	(39,075)	(2,506)	—	(41,581)
Intercompany financing	67,522	(66,819)	(703)	—	—
Proceeds from affiliate borrowings	32	—	—	—	32
Repayments of affiliate borrowings	—	(117)	(253)	—	(370)
Proceeds from borrowings	723,975	—	—	—	723,975
Repayments of borrowings	(719,783)	—	—	—	(719,783)
Capitalized debt costs	(14,102)	—	—	—	(14,102)

Net cash used for financing activities	57,644	(66,936)	(956)	—	(10,248)
Net increase (decrease) in cash and cash equivalents	24,152	(380)	2,486	—	26,258
Cash and cash equivalents at beginning of the year	7,949	424	2,750	—	11,123

Cash and cash equivalents at end of the year	$32,101	$44	$5,236	$—	$37,381

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share data)

20. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$618,616	$580,659	$605,391	$636,439
Gross profit	119,783	99,480	89,264	135,104
Income from operations	101,708	82,763	70,062	112,500
Net income	61,143	48,526	43,526	73,622
Basic earnings per common share	$0.94	$0.75	$0.67	$1.13
Diluted earnings per common share(1)	$0.94	$0.74	$0.67	$1.13

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$400,894	$449,359	$572,031	$563,069
Gross profit	38,807	81,529	84,511	98,338
Income from operations	26,915	65,911	68,940	81,400
Net income	10,685	34,394	28,317	47,326
Basic and diluted earnings per common share(1)	$0.22	$0.69	$0.50	$0.73

(1)	EPS for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted-average shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Vice President and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2005 with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 39 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report that appears on page 40 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation.

On February 16, 2006, the Compensation Committee of the Board of Directors of Westlake set 2006 base salaries and bonus targets for certain executive officers of the Company (and determined the amount of 2005 bonuses payable in 2006 to such executive officers). Exhibit 10.23 to this Annual Report on Form 10-K, which is incorporated herein by reference, sets forth the 2006 base salary and target bonus amounts (and the 2005 bonuses payable) to such executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2005.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense(2)	Additions/ (Deductions)(1)	Balance at End of Year
2005	$6,106	$(2,307)	$(339)	$3,460
2004	6,901	(456)	(339)	6,106
2003	13,382	1,872	(8,353)	6,901

(1)	Accounts receivable written off during the period

(2)	The credit to expense in 2005 relates primarily to the July 5, 2005 settlement agreement with Goodrich (see note 16).

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(1)	Balance at End of Year
2005	$8,507	$377	$(774)	$8,110
2004	8,289	886	(668)	8,507
2003	8,742	1,206	(1,659)	8,289

(1)	Inventory written off during the period

(a)(3) Exhibits

Exhibit No.	Exhibit

3.1****	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% senior notes due 2011.

4.2*	Form of 8 3/4% senior notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3##	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

4.4###	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee.

4.5###	First supplemental indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee.

4.6###	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5).

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6*+	EVA Incentive Plan.

10.7#+	Agreement with Stephen Wallace dated November 5, 2003.

10.8#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.9***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.10*****+	Agreement with Wayne D. Morse effective January 1, 2004

10.11****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.12##	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.13##	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.14******	Form of Registration Rights Agreement between Westlake and TTWF LP.

10.15##	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

10.16#####	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement.

10.17+#####	Form of Employee Nonqualified Option Award Letter.

10.18+#####	Form of Employee Nonqualified Option Award.

10.19+#####	Form of Director Option Award Letter.

10.20+#####	Form of Director Option Award.

10.21+#####	Form of Restricted Stock Unit Award.

10.22####+	Schedule of Cash Compensation for Non-Employee Directors.

10.23+	Named Executive Officer Compensation Schedule.

10.24####+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors.

10.25	Fifth Amendment to Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto.

10.26####+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers.

10.27####+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers.

14#	Code of Ethics.

21	Subsidiaries of Westlake.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333-115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333-115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

##	Incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004 under Commission File No. 001-32260.

+	Management contract, compensatory plan or arrangement.

###	Incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006 under Commission File No. 001-32260.

####	Incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005 under Commission File No. 001-32260.

#####	Incorporated by reference to Westlake’s Annual Report on Form 10K for 2004, filed on March 16, 2005 under Commission File No. 001-32260.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 23, 2006	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2006

/S/ M. STEVEN BENDER M. Steven Bender	Vice President and Treasurer (Principal Financial Officer)	February 23, 2006

/S/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Controller (Principal Accounting Officer)	February 23, 2006

/S/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 23, 2006

/S/ ALBERT CHAO Albert Chao	Director	February 23, 2006

/S/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 23, 2006

/S/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 23, 2006

/S/ MAX L. LUKENS Max L. Lukens	Director	February 23, 2006

/S/ DR. GILBERT R. WHITAKER, JR. Dr. Gilbert R. Whitaker, Jr.	Director	February 23, 2006

Exhibit Index

Exhibit No.	Exhibit

3.1****	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004.

3.2****	Bylaws of Westlake.

4.1*	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% senior notes due 2011.

4.2*	Form of 8 3/4% senior notes due 2011 (included in Exhibit 4.1). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.3##	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank.

4.4###	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee.

4.5###	First supplemental indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee.

4.6###	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5).

10.1*	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility.

10.2*	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan.

10.3*+	Westlake Group Performance Unit Plan effective January 1, 1991.

10.4*+	Agreement with Warren Wilder dated December 10, 1999.

10.5*	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement.

10.6*+	EVA Incentive Plan.

10.7#+	Agreement with Stephen Wallace dated November 5, 2003.

10.8#	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement.

10.9***	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement.

10.10*****+	Agreement with Wayne D. Morse effective January 1, 2004

10.11****	Westlake Chemical Corporation 2004 Omnibus Incentive Plan.

10.12##	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004.

10.13##	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004.

10.14******	Form of Registration Rights Agreement between Westlake and TTWF LP.

Exhibit No.	Exhibit

10.15##	First Amendment to Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto.

10.16#####	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement.

10.17+#####	Form of Employee Nonqualified Option Award Letter.

10.18+#####	Form of Employee Nonqualified Option Award.

10.19+#####	Form of Director Option Award Letter.

10.20+#####	Form of Director Option Award.

10.21+#####	Form of Restricted Stock Unit Award.

10.22####+	Schedule of Cash Compensation for Non-Employee Directors.

10.23+	Named Executive Officer Compensation Schedule.

10.24####+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors.

10.25	Fifth Amendment to Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto.

10.26####+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers.

10.27####+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers.

14#	Code of Ethics.

21	Subsidiaries of Westlake.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

*	Incorporated by reference to Westlake’s Registration Statement on Form S-4 filed on November 21, 2003 under Registration No. 333-108982.

**	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 27, 2004 under Registration No. 333-115790.

***	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 19, 2004 under Registration No. 333-115790.

****	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on August 9, 2004 under Registration No. 333-115790.

*****	Incorporated by reference to Westlake’s Registration Statement on Form S-1 filed on May 24, 2004 under Registration No. 333-115790.

******	Incorporated by reference to Westlake’s Registration Statement on Form S-1/A filed on July 2, 2004 under Registration No. 333-115790.

#	Incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004 under Registration No. 333-108982.

##	Incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004 under Commission File No. 001-32260.

+	Management contract, compensatory plan or arrangement.

###	Incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006 under Commission File No. 001-32260.

####	Incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005 under Commission File No. 001-32260.

#####	Incorporated by reference to Westlake’s Annual Report on Form 10K for 2004, filed on March 16, 2005 under Commission File No. 001-32260.