Form 10-Q
period 2006-03-31
WESTLAKE CHEMICAL CORP
filed 2006-05-05
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of May 1, 2006, was 65,166,401.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$236,366	$237,895
Accounts receivable, net	277,268	302,779
Inventories, net	339,589	339,870
Prepaid expenses and other current assets	9,095	9,306
Deferred income taxes	13,011	13,013

Total current assets	875,329	902,863
Property, plant and equipment, net	878,246	863,232
Equity investment	20,283	20,042
Other assets, net	43,597	41,052

Total assets	$1,817,455	$1,827,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$150,717	$199,777
Accrued liabilities	94,152	104,872
Current portion of long-term debt	—	1,200

Total current liabilities	244,869	305,849
Long-term debt	260,094	265,689
Deferred income taxes	225,667	221,088
Other liabilities	42,057	40,457

Total liabilities	772,687	833,083

Commitments and Contingencies (Notes 10 and 13)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,169,299 and 65,121,850 shares issued and outstanding in 2006 and 2005, respectively	652	651
Additional paid-in capital	424,580	424,537
Retained earnings	618,710	569,164
Minimum pension liability, net of tax	(1,976)	(1,976)
Unearned compensation on restricted stock	—	(971)
Cumulative translation adjustment	2,802	2,701

Total stockholders’ equity	1,044,768	994,106

Total liabilities and stockholders’ equity	$1,817,455	$1,827,189

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands of dollars, except per share data and share amounts)
Net sales	$618,779	$618,616
Cost of sales	487,721	498,833

Gross profit	131,058	119,783
Selling, general and administrative expenses	20,179	18,075

Income from operations	110,879	101,708
Interest expense	(6,026)	(6,154)
Debt retirement cost	(25,853)	(646)
Other income, net	2,334	715

Income before income taxes	81,334	95,623
Provision for income taxes	29,997	34,480

Net income	$51,337	$61,143

Basic and diluted earnings per share	$0.79	$0.94

Weighted average shares outstanding:
Basic	65,092,195	64,938,137
Diluted	65,230,772	65,292,170

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands of dollars)
Cash flows from operating activities
Net income	$51,337	$61,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,475	21,083
Provisions for (recovery of) bad debts	(5)	482
Amortization of debt issue costs	287	387
Loss (gain) from disposition of fixed assets	(59)	267
Deferred tax expense	4,490	11,271
Equity in (income) loss of joint venture	(241)	77
Write-off of debt issuance costs	3,623	646
Changes in operating assets and liabilities
Accounts receivable	25,516	(52,364)
Inventories	281	1,635
Prepaid expenses and other current assets	211	1,552
Accounts payable	(29,089)	21,191
Accrued liabilities	(10,720)	(9,448)
Other, net	653	(5,666)

Total adjustments	15,422	(8,887)

Net cash provided by operating activities	66,759	52,256

Cash flows from investing activities
Additions to property, plant and equipment	(28,549)	(17,336)
Settlements of derivative instruments	(27,445)	—

Net cash used for investing activities	(55,994)	(17,336)

Cash flows from financing activities
Proceeds from the exercise of stock options	396	—
Dividends paid	(1,791)	(1,381)
Proceeds from borrowings	249,185	—
Repayment of borrowings	(256,000)	(30,300)
Capitalized debt costs	(4,084)	—

Net cash used for financing activities	(12,294)	(31,681)

Net increase (decrease) in cash and cash equivalents	(1,529)	3,239
Cash and cash equivalents at beginning of period	237,895	43,396

Cash and cash equivalents at end of period	$236,366	$46,635

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 23, 2006. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2005.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005 and the changes in its cash position for the three months ended March 31, 2006 and 2005.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2006 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The total compensation expense related to the 2004 Plan was $429 for the three months ended March 31, 2006, and the realized excess tax benefit from exercised options during that period was $76.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for disclosure purposes. Under these provisions, no compensation expense was recognized for stock options because the exercise price for all options was equal to the market price at the grant date, and any compensation expense resulting from restricted stock was recognized ratably over the associated vesting term. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as if the fair value method defined by SFAS 123 had been applied to its stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results of prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense of all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs on a straight-line basis over the requisite service period of the award for only those shares expected to vest. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Upon adoption of SFAS 123R on January 1, 2006, amounts previously recorded in stockholders’ equity under APB 25 at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid-in capital and will be expensed over the vesting period in accordance with SFAS 123R. As a result of adopting SFAS 123R, the impact to the consolidated statement of operations for the three months ended March 31, 2006 on income before income taxes and net income was a decrease of $269 and $170, respectively, from the amount that would be reported if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share.

The pro forma table below reflects net income and basic and diluted earnings per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS 123:

Three Months Ended March 31, 2005
Net income, as reported	$61,143
Pro forma stock option compensation expense	(437)
Provision for income taxes on pro forma stock option expense	158

Pro forma net income	$60,864

Basic and diluted earnings per share
As reported:
Basic	$0.94
Diluted	$0.94
Pro forma:
Basic	$0.94
Diluted	$0.93

Option activity and changes during the three months ended March 31, 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	438,763	$16.88
Granted	48,532	36.10
Exercised	(27,276)	14.50
Cancelled	—	—

Outstanding at March 31, 2006	460,019	$19.05	8.7	$7,208

Exercisable at March 31, 2006	45,392	$14.50	8.4	$910

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $511.

As of March 31, 2006, $1,960 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in developing each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2006 Options	2005 Options	2004 Options
Weighed average fair value	$15.28	$12.81	$6.52
Risk-free interest rate	4.8%	4.3%	4.0%
Expected life in years	6-7	8	10
Expected volatility	33.9%	36.5%	28.1%
Expected dividend yield	0.3%	0.4%	0.6%

Non-vested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	42,129	$27.22
Granted	20,173	36.10
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2006	62,302	$30.03

As of March 31, 2006 there was $1,490 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

3. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2006	December 31, 2005
Accounts receivable — trade	$275,798	$301,091
Accounts receivable — affiliates	1,045	845
Allowance for doubtful accounts	(3,452)	(3,460)

	273,391	298,476
Accounts receivable — other	3,877	4,303

	$277,268	$302,779

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

4. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Finished product	$207,032	$186,241
Feedstock, additives and chemicals	112,889	133,949
Materials and supplies	27,756	27,790

	347,677	347,980
Allowance for inventory obsolescence	(8,088)	(8,110)

Net inventory	$339,589	$339,870

5. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $18,075 and $18,173 is included in cost of sales in the consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively.

6. Other Assets

Amortization expense on other assets of $2,687 and $3,297 is included in the consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively.

7. Derivative Commodity Instruments

The Company had a net gain of $5,204 in connection with trading activity for the three months ended March 31, 2006 compared to a net gain of $187 for the three months ended March 31, 2005. Risk management asset balances of $368 and $0 were included in “Accounts receivable, net” and risk management liability balances of $0 and $31,891 were included in current liabilities in the Company’s balance sheets as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, the Company paid a net amount of $27,445 in settlement of derivative instruments.

8. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Weighted average common shares—basic	65,092	64,938
Plus incremental shares from assumed conversions:
Options	125	267
Restricted stock	14	87

Weighted average common shares—diluted	65,231	65,292

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

9. Pension and Post Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$267	$275	$91	$97
Interest cost	471	455	134	103
Expected return on plan assets	(550)	(482)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	79	80	67	67
Amortization of net loss	100	69	77	62

Net periodic benefit cost	$367	$397	$397	$357

In the first quarters of 2006 and 2005, the Company contributed $0 and $6,074 to the Salaried and Wage pension plans, respectively. On April 3, 2006, the Company contributed $2,498 to the pension plans and is not scheduled to contribute any additional funds to the plans during the fiscal year ending December 31, 2006.

10. Commitments and Contingencies

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

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

The Company has also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a post-closure care RCRA permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky State Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application. On February 18, 2005, the Company also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4. On March 25, 2005, the Kentucky State Cabinet granted the Company an extension until September 26, 2005 to file the permit application. On August 19, 2005, the Kentucky Cabinet granted an additional extension until March 25, 2006 to file the permit application. On March 27, 2006, the Kentucky Cabinet granted another extension until September 20, 2006 to file the permit application.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

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

On March 30, 2006, Westlake Vinyls, Inc., a subsidiary of the Company, received notice that Royal Polymers Limited (“Royal”), a customer, had commenced a lawsuit against it in the Superior Court of Justice, Toronto, Ontario, Canada. Royal is seeking a declaration that the 2004 vinyl chloride monomer (VCM) supply agreement between Royal, as buyer, and Westlake Vinyls, Inc., as seller, is void and unenforceable as a result of the elimination of a published industry price factor which comprises one factor of a multi-factor pricing formula. Sales to Royal accounted for 16% of the net sales of the Company’s Vinyls segment and 7% of the Company’s consolidated net sales in 2005. Westlake Vinyls, Inc. continues to supply VCM to Royal and Royal continues to take VCM, although the parties are not in agreement as to the price of the VCM. In March 2006, Royal began short-paying invoices for VCM purchased, which shortfall aggregated a total of $3,283 as of March 31, 2006, making payments at prices lower than those the Company believes are called for under the agreement (the reduced payments were retroactive to January 1, 2006). The Company has deferred recognition of a majority of the amount withheld pending a settlement. On April 6, 2006, Westlake Vinyls, Inc. commenced a lawsuit against Royal in the same Ontario court seeking a declaration that the supply agreement is valid and binding, and an interim order requiring Royal to pay any shortfall amounts into the court. A hearing on the Company’s request for the interim order on the payment of the shortfall into the court has been set for May 10, 2006, while a hearing on Royal’s suit to declare the contract void has

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

been set for June 8, 2006. The Company plans to vigorously pursue all available legal remedies to preserve its rights under the agreement. If the agreement is found by the court to be void, the Company could seek to find internal uses for the VCM or to sell the VCM to external customers, although this market has a limited number of participants. In the event of such a finding, the Company’s results of operations and cash flows could be materially adversely affected. The parties are engaged in discussions to try to resolve the underlying dispute on a commercial basis and to make interim arrangements regarding the shortfall amount. There can be no assurance that any such resolutions can be achieved, nor can the terms of any settlements or their effect on the Company be predicted.

In addition to the matters described above, in both “Environmental Matters” and “Legal Matters,” the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

11. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2006	2005
Net sales to external customers
Olefins
Polyethylene	$189,456	$169,487
Ethylene, styrene and other	150,261	207,180

Total olefins	339,717	376,667
Vinyls
Fabricated finished goods	140,410	126,651
VCM, PVC and other	138,652	115,298

Total vinyls	279,062	241,949

	$618,779	$618,616

Intersegment sales
Olefins	$40,064	$26,972
Vinyls	324	277

	$40,388	$27,249

Income (loss) from operations
Olefins	$59,565	$62,412
Vinyls	54,411	41,652
Corporate and other	(3,097)	(2,356)

	$110,879	$101,708

Depreciation and amortization
Olefins	$11,750	$12,754
Vinyls	8,697	8,329
Corporate and other	28	—

	$20,475	$21,083

Other income (expense), net
Olefins	$—	$299
Vinyls	47	30
Corporate and other	2,287	386

	2,334	715
Debt retirement cost	(25,853)	(646)

	$(23,519)	$69

Capital expenditures
Olefins	$20,410	$4,338
Vinyls	7,946	12,153
Corporate and other	193	845

	$28,549	$17,336

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended March 31,
	2006	2005
Income from operations	$110,879	$101,708
Interest expense	(6,026)	(6,154)
Debt retirement cost	(25,853)	(646)
Other income, net	2,334	715

Income before taxes	$81,334	$95,623

	March 31, 2006	December 31, 2005
Total Assets
Olefins	$921,493	$961,742
Vinyls	606,788	573,709
Corporate and other	289,174	291,738

	$1,817,455	$1,827,189

12. Comprehensive Income Information

	Three Months Ended March 31,
	2006	2005
Net income	$51,337	$61,143
Other comprehensive income (loss):
Change in foreign currency translation	101	(85)

Comprehensive income	$51,438	$61,058

13. Long-Term Debt

Long-term indebtedness consists of the following:

	March 31, 2006	December 31, 2005
6 5/8% Senior notes due 2016	$249,205	$—
8 3/4% Senior notes due 2011	—	247,000
Term loan	—	9,000
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	260,094	266,889
Less current portion	—	(1,200)

Long-term debt	$260,094	$265,689

In the first quarter of 2006, the Company issued $250,000 aggregate principal amount of 6 5/8% senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem all of the Company’s 8 3/4% senior notes due 2011 and repay the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Company’s term loan. The 6 5/8 % senior notes were issued with an original issue discount of $815. As a result of the early redemption of the 8 3/4% senior notes and the repayment of the term loan, the Company recognized $25,853 of debt retirement costs in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22,230 and a write-off of $3,623 in previously capitalized debt issuance cost. The issuance of the 6 5/8% senior notes resulted in the capitalization of $4,084 related to debt issuance cost.

14. Subsequent Events

The Company has agreed with the other owners of Suzhou Huasu Plastics Co. Ltd, the Company’s joint venture in China, to purchase additional interests in the joint venture. The transaction will result in an increase in the Company’s ownership percentage from approximately 43% to approximately 58%. All governmental approvals were obtained as of April 30, 2006, and the transaction is expected to close in the second quarter of 2006.

On May 2, 2006, TTWF LP, the Company’s controlling stockholder, completed a public offering of 5.5 million shares of the Company’s outstanding common stock at a price to the public of $31.25 per share. TTWF LP received all the proceeds from the sale of the stock.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

15. Guarantor Disclosures

The Company’s payment obligations under its 6 5/8% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of March 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$228,899	$129	$7,338	$—	$236,366
Accounts receivable, net	25,273	268,485	(2,008)	(14,482)	277,268
Inventories, net	—	329,376	10,213	—	339,589
Prepaid expenses and other current assets	10	8,605	480	—	9,095
Deferred income taxes	12,398	—	613	—	13,011

Total current assets	266,580	606,595	16,636	(14,482)	875,329
Property, plant and equipment, net	—	865,403	12,843	—	878,246
Equity investment	1,271,241	15,300	20,283	(1,286,541)	20,283
Other assets, net	43,409	30,435	5,781	(36,028)	43,597

Total assets	$1,581,230	$1,517,733	$55,543	$(1,337,051)	$1,817,455

Current liabilities
Accounts payable	$20,644	$128,856	$1,216	$1	$150,717
Accrued liabilities	23,269	69,103	1,488	292	94,152

Total current liabilities	43,913	197,959	2,704	293	244,869
Long-term debt	249,205	56,538	5,156	(50,805)	260,094
Deferred income taxes	224,384	—	1,283	—	225,667
Other liabilities	18,960	23,097	—	—	42,057
Stockholders’ equity	1,044,768	1,240,139	46,400	(1,286,539)	1,044,768

Total liabilities and stockholders’equity	$1,581,230	$1,517,733	$55,543	$(1,337,051)	$1,817,455

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$231,957	$151	$5,787	$—	$237,895
Accounts receivable, net	60,697	290,749	98	(48,765)	302,779
Inventories, net	—	331,867	8,003	—	339,870
Prepaid expenses and other current assets	10	9,007	289	—	9,306
Deferred income taxes	12,398	—	615	—	13,013

Total current assets	305,062	631,774	14,792	(48,765)	902,863
Property, plant and equipment, net	—	850,280	12,952	—	863,232
Equity investment	1,163,403	15,300	20,042	(1,178,703)	20,042
Other assets, net	43,235	28,017	5,830	(36,030)	41,052

Total assets	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

Current liabilities
Accounts payable	$18,705	$181,093	$(21)	$—	$199,777
Accrued liabilities	4,509	99,042	1,266	55	104,872
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	24,414	280,135	1,245	55	305,849
Long-term debt	254,800	90,597	5,142	(84,850)	265,689
Deferred income taxes	219,802	—	1,286	—	221,088
Other liabilities	18,578	21,880	—	(1)	40,457

Stockholders’ equity	994,106	1,132,759	45,943	(1,178,702)	994,106

Total liabilities and stockholders’ equity	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$612,218	$10,150	$(3,589)	$618,779
Cost of sales	—	481,991	9,319	(3,589)	487,721

	—	130,227	831	—	131,058

Selling, general and administrative expenses	538	18,783	858	—	20,179

Income (loss) from operations	(538)	111,444	(27)	—	110,879
Interest expense	(1,749)	(4,277)	—	—	(6,026)
Other income (expense), net	49,580	203	387	(73,689)	(23,519)

Income (loss) before income taxes	47,293	107,370	360	(73,689)	81,334
Provision for (benefit from) income taxes	(4,044)	34,037	4	—	29,997

Net income (loss)	$51,337	$73,333	$356	$(73,689)	$51,337

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$614,014	$7,912	$(3,310)	$618,616
Cost of sales	—	494,983	7,160	(3,310)	498,833

	—	119,031	752	—	119,783

Selling, general and administrative expenses	624	16,723	728	—	18,075

Income (loss) from operations	(624)	102,308	24	—	101,708
Interest expense	(1,011)	(5,143)	—	—	(6,154)
Other income (expense), net	61,987	548	25	(62,491)	69

Income (loss) before income taxes	60,352	97,713	49	(62,491)	95,623
Provision for (benefit from) income taxes	(791)	35,178	93	—	34,480

Net income (loss)	$61,143	$62,535	$(44)	$(62,491)	$61,143

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$51,337	$73,333	$356	$(73,689)	$51,337
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	287	19,651	824	—	20,762
Provision for bad debts	—	(5)	—	—	(5)
Gain from disposition of fixed assets	—	(59)	—	—	(59)
Deferred tax expense	(4,044)	8,530	4	—	4,490
Equity in income of joint venture	—	—	(241)	—	(241)
Write-off of debt isuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(73,396)	(14,760)	1,319	73,389	(13,148)

Net cash provided by (used for) operating activities	(25,816)	90,313	2,262	—	66,759
Additions to property, plant and equipment	—	(27,823)	(726)	—	(28,549)
Settlements of futures contracts	—	(27,445)	—	—	(27,445)
Net cash used for investing activities	—	(55,268)	(726)	—	(55,994)
Intercompany financing	35,052	(35,067)	15	—	—
Proceeds from exercise of stock options	396	—	—	—	396
Dividends paid	(1,791)	—	—	—	(1,791)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt costs	(4,084)	—	—	—	(4,084)

Net cash used for financing activities	22,758	(35,067)	15	—	(12,294)
Net increase (decrease) in cash and cash equivalents	(3,058)	(22)	1,551	—	(1,529)
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$228,899	$129	$7,338	$—	$236,366

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$61,143	$62,535	$(44)	$(62,491)	$61,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	387	20,443	640	—	21,470
Provision for bad debts	—	464	18	—	482
Loss from disposition of fixed assets	—	267	—	—	267
Deferred tax expense	(791)	12,579	(517)	—	11,271
Equity in loss of joint venture	—	—	77	—	77
Write-off of debt issuance costs	646	—	—	—	646
Net changes in working capital and other	(79,608)	(26,933)	950	62,491	(43,100)

Net cash provided by (used for) operating activities	(18,223)	69,355	1,124	—	52,256
Additions to property, plant and equipment	—	(16,877)	(459)	—	(17,336)
Net cash used for investing activities	—	(16,877)	(459)	—	(17,336)
Intercompany financing	52,609	(52,461)	(148)	—	—
Dividends paid	(1,381)	—	—	—	(1,381)
Repayments of borrowings	(30,300)	—	—	—	(30,300)

Net cash used for financing activities	20,928	(52,461)	(148)	—	(31,681)
Net increase (decrease) in cash and cash equivalents	2,705	17	517	—	3,239
Cash and cash equivalents at beginning of period	39,312	70	4,014	—	43,396

Cash and cash equivalents at end of period	$42,017	$87	$4,531	$—	$46,635

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

RECENT DEVELOPMENTS

On April 18, 2006, we announced that we entered into a Memorandum of Understanding (“MOU”) to develop an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is initially estimated to be approximately $1.5 billion. The size, scope, and cost of the project are subject to further definition as the parties undertake a detailed feasibility study pursuant to the MOU. It is expected that the project would be financed through a project financing arrangement. The preliminary project schedule contemplates that construction would start in late 2007 and that the project would start operations in late 2010.

On May 2, 2006, TTWF LP, our controlling stockholder, completed the sale of 5.5 million shares of the Company’s outstanding common stock in a public offering at a price to the public of $31.25 per share. TTWF LP received all the proceeds from the sale of the stock.

We have agreed with the other owners of Suzhou Huasu Plastics Co. Ltd., our joint venture in China, to purchase additional interests in the joint venture, subject to the approval of relevant governmental authorities in China. The transaction will result in an increase in our ownership percentage from approximately 43% to approximately 58%. All governmental approvals were obtained as of April 30, 2006, and the transaction is expected to close in the second quarter of 2006.

We are planning major turnarounds in both Calvert City and Lake Charles during 2006. In the second quarter, various units at our Calvert City Vinyls complex will be brought down for maintenance turnaround. The ethylene and VCM units are expected to be down approximately 16 days while the chlor-alkali and PVC units will be down for a shorter period. The turnaround at one of the ethylene units at Lake Charles is planned for the third quarter of 2006 and is expected to last approximately 40 days. During a turnaround, production at the unit is suspended while work on the unit is performed. Sales are expected to continue during the turnaround period at both Lake Charles and Calvert City.

RESULTS OF OPERATIONS

First Quarter 2006 Compared with First Quarter 2005

Net Sales. Net sales increased by $0.2 million to $618.8 million in the first quarter of 2006 from $618.6 million in the first quarter of 2005. This increase was primarily due to price increases for all of our major products and higher sales volumes in PVC resin. These increases were almost entirely offset by lower sales volumes for ethylene, polyethylene, VCM, caustic and PVC pipe. Higher selling prices largely resulted from higher energy and raw material costs that were passed through to our customers. The decreased sales volumes for polyethylene, VCM, caustic and PVC pipe were primarily due to lower demand, while merchant ethylene sales volumes were lower primarily due to the increase in internal ethylene consumption at our Geismar facility. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility.

Gross Margin. Gross margin percentage increased to 21.2% in the first quarter of 2006 from 19.4% in the first quarter of 2005. This increase was primarily due to price increases for all of our major products and higher sales volumes for PVC resin. These increases were partially offset by lower sales volumes for ethylene, polyethylene, VCM, caustic and PVC pipe, higher raw material costs of ethane and propane and higher energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 9.2% for ethane and 19.6% for propane as compared to the first quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 11.6%, in the first quarter of 2006 as compared to the first quarter of 2005. The increase was primarily due to higher professional fees, higher environmental consulting costs and increased sales commissions, partially offset by lower provision for doubtful accounts.

Interest Expense. Interest expense in the first quarter of 2006 decreased by $0.2 million to $6.0 million from $6.2 million in the first quarter of 2005. Lower average interest rates were partially offset by higher average debt balances. Debt balances were higher in the first quarter of 2006 due to the issuance of $250.0 million aggregate principal amount of 6 5/8% senior notes on January 13, 2006 while the redemption of the $247.0 million aggregate principal amount of 8 3/4% senior notes was not completed until February 2006.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost. We recognized $0.6 million in non-operating expense in the first quarter of 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.0 million of our term loan.

Other Income, Net. Other income increased by $1.6 million to $2.3 million in the first quarter of 2006 from $0.7 million in the first quarter of 2005 primarily due to higher interest income and equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 36.9% in the first quarter of 2006 as compared to 36.1% in the first quarter of 2005. The effective tax rates in 2006 and 2005 are higher than the statutory rate of 35.0% primarily due to state income taxes, partially offset by a tax benefit of approximately 1.0% related to the new domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales decreased by $37.0 million, or 9.8%, to $339.7 million in the first quarter of 2006 from $376.7 million in the first quarter of 2005. This decrease was primarily due to lower sales volumes for polyethylene and ethylene, which were partially offset by price increases throughout the Olefins segment. Average selling prices for the Olefins segment increased by 16.4% in the first quarter of 2006 as compared to the first quarter of 2005. Higher selling prices were primarily the result of higher energy and raw material costs that were passed through to customers. Polyethylene sales volumes decreased slightly due to lower demand and merchant ethylene sales volumes decreased as the internal requirements for ethylene at our Geismar facility increased.

Income from Operations. Income from operations decreased by $2.8 million, or 4.6%, to $59.6 million in the first quarter of 2006 from $62.4 million in the first quarter of 2005. This decrease was primarily due to lower sales volumes for polyethylene and ethylene, higher raw material costs for ethane and propane and higher energy costs. These decreases were partially offset by price increases throughout the Olefins segment.

Vinyls Segment

Net Sales. Net sales increased by $37.2 million, or 15.4%, to $279.1 million in the first quarter of 2006 from $241.9 million in the first quarter of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes of PVC resin. Average selling prices for the Vinyls segment increased by 17.2% in the first quarter of 2006 as compared to the first quarter of 2005. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC resin sales volumes increased largely due to additional volumes from the Geismar facility. These increases were partially offset by lower sales volumes for VCM and PVC pipe. See the discussion regarding the dispute with Royal in Note 10 to the consolidated financial statements.

Income from Operations. Income from operations increased by $12.7 million, or 30.5%, to $54.4 million in the first quarter of 2006 from $41.7 million in the first quarter of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes for PVC resin. These increases were partially offset by higher energy and raw material costs for propane.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Cash Flows

Operating Activities

Operating activities provided cash of $66.8 million in the first three months of 2006 compared to $52.3 million in the same period in 2005. The $14.5 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described above, and favorable changes in working capital, which were partially offset by debt retirement costs incurred in the first quarter of 2006 as described above. Income from operations increased by $9.2 million in the first three months of 2006 as compared to the first three months of 2005. Debt retirement cost of $25.9 million was incurred in the first three months of 2006 as compared to $0.6 million incurred in the first three months of 2005. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $13.8 million in the first three months of 2006, compared to $37.4 million of cash used in the first three months of 2005, a decrease in cash use of $23.6 million. In the first three months of 2006, accounts receivable decreased by $25.5 million largely due to lower selling prices while inventory decreased by $0.3 million. Accounts payable and accrued liabilities decreased by $39.8 million during the first three months of 2006 primarily due to lower feedstock and energy costs. The primary reasons for the $37.4 million use of cash in the first three months of 2005 related to working capital components was a $52.4 million increase in accounts receivable, which was partially offset by an increase of accounts payable and accrued liabilities of $11.7 million. The increase in first quarter 2005 accounts receivable was primarily due to higher selling prices and volumes.

Investing Activities

Capital expenditures were $28.5 million in the first three months of 2006 as compared to $17.3 million in the first three months of 2005. The increase in capital expenditures was primarily due to a project designed to upgrade the feedstock flexibility in our ethylene plant and a project to expand our ethylene capacity. The remaining capital expenditures in the first quarter of 2006 primarily related to maintenance, safety and environmental projects. The capital expenditures in the first three months of 2005 primarily related to maintenance, safety and environmental projects. In addition, the settlement of derivative instruments in the first three months of 2006 related to derivative losses recognized in 2005.

Financing Activities

Net cash used by financing activities during the first three months of 2006 was $12.3 million as compared to $31.7 million in the first three months of 2005. During the first three months of 2006, we received proceeds from new debt of $249.2 million, which was offset as we repaid debt of $256.0 million and paid dividends of $1.8 million. We also incurred $4.1 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt. During the first three months of 2005 we used $30.3 million to repay debt and $1.4 million to pay dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $236.4 million at March 31, 2006 compared to $237.9 million at December 31, 2005. We believe the March 31, 2006 cash levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. On January 6, 2006, we amended our senior secured revolving credit facility to, among other things, increase the commitment from $200.0 million to $300.0 million and generally reduce the interest payable. After the amendment, effective January 6, 2006, the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%, and a 0.25% unused commitment fee, all of which are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

As of March 31, 2006, our long term debt, including current maturities, totaled $260.1 million, consisting of $249.2 million principal amount of 6 5/8% senior notes due 2016 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the tax-exempt bonds bears interest at variable rates.

On January 13, 2006, we issued $250.0 million of 6 5/8% aggregate principal amount of senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem our 8 3/4% senior notes due 2011 and repay our term loan as follows:

•	On January 18, 2006, we repaid the entire $9.0 million outstanding under our term loan, plus accrued but unpaid interest.

•	On two redemption dates, February 8, 2006 and February 13, 2006, we redeemed the entire $247.0 million principal amount outstanding of our 8 3/4% senior notes due 2011, and paid a make-whole premium of $22.2 million, plus accrued and unpaid interest.

As a result of the early redemption of the 8 3/4% senior notes due 2011 and the repayment of the term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4 % senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost.

The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5 million are guarantors of the notes.

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share. The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $375.1 million at March 31, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	anticipated future results of operations;

•	industry outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the following:

•	general economic and business conditions;

•	timing, duration and impact of turnarounds;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	access to capital markets;

•	terrorist acts;

•	operating interruptions (including leaks, explosions, fires, natural disasters, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations;

•	technological developments;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2006, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have decreased our income before taxes by $3.4 million, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3.1 million, a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $0.6 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have increased our income before taxes by $3.0 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2006, we had variable rate debt of $10.9 million outstanding. All of the debt under our credit facility and tax exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2006 was 3.29%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2006, we had $249.2 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

Item 4. Controls And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information, within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), filed on February 23, 2006, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 10 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2005 Form 10-K.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Form of Restricted Stock Award granted effective as of March 15, 2006 to Named Executive Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006).

10.2	Form of Award Letter for Stock Options granted effective as of March 15, 2006 to Named Executive Officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006).

10.3	Offer Letter to John Daniel Gibbons dated March 16, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2006).

10.4	Sixth Amendment to Credit Agreement dated as of March 24, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 5, 2006	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2006	By:	/s/ John D. Gibbons
John D. Gibbons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)