Form 10-Q
period 2006-06-30
WESTLAKE CHEMICAL CORP
filed 2006-08-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant’s sole class of common stock, as of August 1, 2006, was 65,167,559.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$275,615	$237,895
Accounts receivable, net	323,009	302,779
Inventories, net	343,093	339,870
Prepaid expenses and other current assets	11,378	9,306
Deferred income taxes	13,040	13,013

Total current assets	966,135	902,863
Property, plant and equipment, net	900,791	863,232
Equity investment	25,710	20,042
Other assets, net	49,727	41,052

Total assets	$1,942,363	$1,827,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186,394	$199,777
Accrued liabilities	114,697	104,872
Current portion of long-term debt	—	1,200

Total current liabilities	301,091	305,849
Long-term debt	260,115	265,689
Deferred income taxes	231,972	221,088
Other liabilities	37,725	40,457

Total liabilities	830,903	833,083

Commitments and Contingencies (Notes 11 and 14)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,168,055 and 65,121,850 shares issued and outstanding in 2006 and 2005, respectively	652	651
Additional paid-in capital	425,095	424,537
Retained earnings	684,086	569,164
Minimum pension liability, net of tax	(1,976)	(1,976)
Unearned compensation on restricted stock	—	(971)
Cumulative translation adjustment	3,603	2,701

Total stockholders’ equity	1,111,460	994,106

Total liabilities and stockholders’ equity	$1,942,363	$1,827,189

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$669,267	$580,659	$1,288,046	$1,199,275
Cost of sales	544,055	481,179	1,031,776	980,012

Gross profit	125,212	99,480	256,270	219,263
Selling, general and administrative expenses	18,359	16,717	38,538	34,792

Income from operations	106,853	82,763	217,732	184,471
Interest expense	(3,898)	(5,879)	(9,924)	(12,033)
Debt retirement cost	—	—	(25,853)	(646)
Other income (expense), net	3,055	(1,281)	5,389	(566)

Income before income taxes	106,010	75,603	187,344	171,226
Provision for income taxes	38,841	27,077	68,838	61,557

Net income	$67,169	$48,526	$118,506	$109,669

Earnings per common share Basic	$1.03	$0.75	$1.82	$1.69

Diluted	$1.03	$0.74	$1.82	$1.68

Weighted average shares outstanding:
Basic	65,104,100	64,995,129	65,098,181	64,966,790
Diluted	65,235,847	65,203,447	65,233,323	65,247,563

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands of dollars)
Cash flows from operating activities
Net income	$118,506	$109,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,896	41,544
Provisions for (recovery of) bad debts	634	(1,549)
Amortization of debt issue costs	472	743
(Gain) loss from disposition of fixed assets	(13)	1,153
Deferred tax expense	10,736	22,757
Equity in (income) loss of joint venture	(1,093)	289
Write-off of debt issuance costs	3,623	646
Changes in operating assets and liabilities
Accounts receivable	(20,864)	(20,332)
Inventories	(3,223)	11,622
Prepaid expenses and other current assets	(2,072)	83
Accounts payable	712	(3,292)
Accrued liabilities	9,825	(10,522)
Other, net	(11,239)	(9,113)

Net cash provided by operating activities	146,900	143,698

Cash flows from investing activities
Additions to property, plant and equipment	(62,887)	(44,092)
Additions to equity investments	(4,574)	—
Proceeds from disposition of assets	7	34
Settlements of derivative instruments	(27,445)	—

Net cash used for investing activities	(94,899)	(44,058)

Cash flows from financing activities
Proceeds from the exercise of stock options	396	—
Dividends paid	(3,583)	(2,763)
Proceeds from borrowings	249,185	—
Repayment of borrowings	(256,000)	(30,600)
Capitalized debt costs	(4,279)	—

Net cash used for financing activities	(14,281)	(33,363)

Net increase in cash and cash equivalents	37,720	66,277
Cash and cash equivalents at beginning of period	237,895	43,396

Cash and cash equivalents at end of period	$275,615	$109,673

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto of Westlake Chemical Corporation (the Company) included in the annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on February 23, 2006. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2005.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005 and the changes in its cash position for the six months ended June 30, 2006 and 2005.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations, financial position and related disclosures.

2. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The total compensation expense related to the 2004 Plan was $515 and $944 for the three months and six months ended June 30, 2006, respectively. The realized excess tax benefit from exercised options during those same periods was $1 and $77, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results of prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

2006 includes compensation expense of all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs on a straight-line basis over the requisite service period of the award for only those shares expected to vest. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

Upon adoption of SFAS 123R on January 1, 2006, amounts previously recorded in stockholders’ equity under APB 25 at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid-in capital and will be expensed over the vesting period in accordance with SFAS 123R. As a result of adopting SFAS 123R, the impact to the consolidated statement of operations for the three months ended June 30, 2006 on income before income taxes and net income was a decrease of $373 and $236, respectively, from the amount that would have been reported if the Company had continued to account for stock-based compensation under APB 25. The impact for the six months ended June 30, 2006 was a decrease in income before income taxes and net income of $642 and $406, respectively. The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2006 was less than $0.01 per share.

The pro forma table below reflects net income and basic and diluted earnings per share for the second quarter and first half of 2005, had the Company applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$48,526	$109,669
Pro forma stock option compensation expense	(437)	(873)
Provision for income taxes on pro forma stock option expense	156	314

Pro forma net income	$48,245	$109,110

Basic and diluted earnings per share
As reported:
Basic	$0.75	$1.69
Diluted	$0.74	$1.68
Pro forma:
Basic	$0.74	$1.68
Diluted	$0.74	$1.67

Option activity and changes during the six months ended June 30, 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	438,763	$16.88
Granted	51,233	35.90
Exercised	(27,382)	14.50
Cancelled	(7,214)	14.50

Outstanding at June 30, 2006	455,400	19.20	8.4	$5,141

Exercisable at June 30, 2006	44,940	14.50	8.1	688

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months and six months ended June 30, 2006 was $2 and $513, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

As of June 30, 2006, $1,630 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in developing each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2006 Options	2005 Options	2004 Options
Weighted average fair value	$15.21	$12.81	$6.52
Risk-free interest rate	4.8%	4.3%	4.0%
Expected life in years	6-7	8	10
Expected volatility	33.9%	36.5%	28.1%
Expected dividend yield	0.3%	0.4%	0.6%

Non-vested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	42,129	$27.22
Granted	21,721	35.83
Forfeited	—	—

Non-vested at June 30, 2006	63,850	30.09

As of June 30, 2006 there was $1,396 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

3. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2006	December 31, 2005
Accounts receivable — trade	$320,065	$301,091
Accounts receivable — affiliates	1,021	845
Allowance for doubtful accounts	(4,094)	(3,460)

	316,992	298,476
Accounts receivable — other	6,017	4,303

	$323,009	$302,779

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

4. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished product	$188,433	$186,241
Feedstock, additives and chemicals	135,432	133,949
Materials and supplies	27,313	27,790

	351,178	347,980
Allowance for inventory obsolescence	(8,085)	(8,110)

Net inventory	$343,093	$339,870

5. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $18,025 and $17,720 is included in cost of sales in the consolidated statement of operations for the three months ended June 30, 2006 and 2005, respectively, and $36,099 and $35,894 for the six months ended June 30, 2006 and 2005, respectively.

6. Equity Investment

The Company has purchased additional interests in Suzhou Huasu Plastics Co. Ltd., the Company’s joint venture in China. All governmental approvals were obtained and the transaction closed in the second quarter of 2006. The Company increased its ownership percentage from approximately 43% to approximately 58% at a cost of $6,441 ($1,867 was paid in the fourth quarter of 2005 and $4,574 was paid in the second quarter of 2006). The Company will continue to account for this investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity.

7. Other Assets

Amortization expense on other assets of $2,582 and $3,096 is included in the consolidated statement of operations for the three months ended June 30, 2006 and 2005, respectively, and $5,269 and $6,393 for the six months ended June 30, 2006 and 2005, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, and the increases and decreases in the fair value of the derivative instruments are included in earnings. The Company had derivative gains of $12,285 for the six months ended June 30, 2006 compared to a net loss of $1,947 for the six months ended June 30, 2005. Derivative gains recorded in the second quarter of 2006 totaled $7,081 compared to derivative losses of $2,222 for the quarter ended June 30, 2005. Risk management asset balances of $3,040 and $-0- were included in “Accounts receivable, net” and risk management liability balances of $-0- and $31,891 were included in current liabilities in the Company’s balance sheets as of June 30, 2006 and December 31, 2005, respectively.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,104	64,995	65,098	64,967
Plus incremental shares from: Assumed conversion of options	117	208	120	237
Restricted stock	15	—	15	44

Weighted average common shares—diluted	65,236	65,203	65,233	65,248

10. Pension and Other Post Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$267	$275	$91	$97	$533	$550	$183	$194
Interest cost	471	455	134	103	942	910	268	206
Expected return on plan assets	(550)	(482)	—	—	(1,100)	(964)	—	—
Amortization of transition obligation	—	—	28	28	—	—	57	56
Amortization of prior service cost	79	80	67	67	159	160	133	134
Amortization of net loss	100	69	77	62	200	138	154	124

Net periodic benefit cost	$367	$397	$397	$357	$734	$794	$795	$714

The Company contributed $2,498 and $0 to the Salaried and Wage pension plans during the quarters ended June 30, 2006 and 2005, respectively, and $2,498 and $6,074 to the Salaried and Wage pension plans for the six months ended June 30, 2006 and 2005, respectively. The Company is not scheduled to contribute any additional funds to the pension plans during the fiscal year ending December 31, 2006.

11. Commitments and Contingencies

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

Calvert City, Kentucky

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

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover unpaid invoices related to the Company’s operation of groundwater treatment equipment. Goodrich filed an answer and counterclaim in which it alleged that the Company was responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed cross-claims against the Company in which it alleged breach of contract and that Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its breach of contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s cross-claims. By order dated March 9, 2005, the court granted the Company’s motion to dismiss PolyOne’s cross-claims. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s breach of contract claim against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, Goodrich and the Company entered a Non-Waiver Agreement pursuant to which Goodrich paid the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement is reflected in the consolidated statement of operations for the year ended December 31, 2005 resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and legal arguments, including Goodrich’s right to pursue its motion for reconsideration. The granting of such motion could result in the Company being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case is continuing with respect to Goodrich’s counterclaims against the Company, and Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich. Extensive discovery is ongoing and the trial may occur in April 2007. A court-ordered mediation is scheduled for November 2006.

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

On March 30, 2006, Westlake Vinyls, Inc., a subsidiary of the Company, received notice that Royal Polymers Limited (“Royal”), a customer, had commenced a lawsuit against it in the Superior Court of Justice, Toronto, Ontario, Canada. Royal is seeking a declaration that the 2004 vinyl chloride monomer (VCM) supply agreement between Royal, as buyer, and Westlake Vinyls, Inc., as seller, is void and unenforceable as a result of the elimination of a published industry price factor which comprises one factor of a multi-factor pricing formula. Sales to Royal accounted for 16% of the net sales of the Company’s Vinyls segment and 7% of the Company’s consolidated net sales in 2005. Westlake Vinyls, Inc. continues to supply VCM to Royal and Royal continues to take VCM, although the parties are not in agreement as to the price of the VCM. In March 2006, Royal began short-paying invoices for VCM purchased, which shortfall aggregated a total of $6,973 as of June 30, 2006, making payments at prices lower than those the Company believes are called for under the agreement (the reduced payments were retroactive to January 1, 2006). The Company has deferred recognition of the amount withheld pending a resolution. On April 6, 2006, Westlake Vinyls, Inc. commenced a lawsuit against Royal in the same Ontario court seeking a declaration that the supply agreement is valid and binding, and an order requiring Royal to pay any shortfall amounts. A hearing at the court in Toronto on the parties’ claims against one another has been set for October 25, 2006. The Company plans to vigorously pursue all available legal remedies to preserve its rights under the agreement. If the agreement is found by the court to be void, the Company’s results of operations and cash flows could be materially adversely affected.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to external customers
Olefins
Polyethylene	$206,420	$168,098	$395,876	$337,585
Ethylene, styrene and other	142,232	149,292	292,493	356,472

Total olefins	348,652	317,390	688,369	694,057
Vinyls
Fabricated finished goods	181,879	144,667	322,288	271,318
VCM, PVC and other	138,736	118,602	277,389	233,900

Total vinyls	320,615	263,269	599,677	505,218

	$669,267	$580,659	$1,288,046	$1,199,275

Intersegment sales Olefins	$37,986	$20,677	$78,050	$47,649
Vinyls	307	290	631	567

	$38,293	$20,967	$78,681	$48,216

Income (loss) from operations Olefins	$62,029	$32,004	$121,594	$94,416
Vinyls	44,251	50,980	98,662	92,632
Corporate and other	573	(221)	(2,524)	(2,577)

	$106,853	$82,763	$217,732	$184,471

Depreciation and amortization Olefins	$11,829	$12,178	$23,579	$24,932
Vinyls	8,561	8,269	17,258	16,598
Corporate and other	31	14	59	14

	$20,421	$20,461	$40,896	$41,544

Other income (expense), net Olefins	$(1)	$(2,227)	$(1)	$(1,928)
Vinyls	38	435	85	465
Corporate and other	3,018	511	5,305	897

	3,055	(1,281)	5,389	(566)
Debt retirement cost	—	—	(25,853)	(646)

	$3,055	$(1,281)	$(20,464)	$(1,212)

Capital expenditures Olefins	$21,659	$12,274	$42,069	$16,612
Vinyls	12,478	14,105	20,424	26,258
Corporate and other	201	377	394	1,222

	$34,338	$26,756	$62,887	$44,092

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from operations	$106,853	$82,763	$217,732	$184,471
Interest expense	(3,898)	(5,879)	(9,924)	(12,033)
Debt retirement cost	—	—	(25,853)	(646)
Other income (expense), net	3,055	(1,281)	5,389	(566)

Income before taxes	$106,010	$75,603	$187,344	$171,226

	June 30, 2006	December 31, 2005
Total Assets Olefins	$1,013,113	$961,742
Vinyls	598,814	573,709
Corporate and other	330,436	291,738

	$1,942,363	$1,827,189

13. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$67,169	$48,526	$118,506	$109,669
Other comprehensive income (loss):
Change in foreign currency translation	801	(255)	902	(340)

Comprehensive income	$67,970	$48,271	$119,408	$109,329

14. Long-Term Debt

Long-term indebtedness consists of the following:

	June 30, 2006	December 31, 2005
6 5/8% Senior notes due 2016	$249,226	$—
8 3/4% Senior notes due 2011	—	247,000
Term loan	—	9,000
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	260,115	266,889
Less current portion	—	(1,200)

Long-term debt	$260,115	$265,689

In the first quarter of 2006, the Company issued $250,000 aggregate principal amount of 6 5/8% senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem all of the Company’s 8 3/4% senior notes due 2011 and repay the Company’s term loan. The 6 5/8 % senior notes were issued with an original issue discount of $815. As a result of the early redemption of the 8 3/4% senior notes and the repayment of the term loan, the Company recognized $25,853 of debt retirement costs in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22,230 and a write-off of $3,623 in previously capitalized debt issuance cost. The issuance of the 6 5/8% senior notes resulted in the capitalization of $4,279 related to debt issuance cost.

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

Condensed Consolidating Financial Information as of June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$266,866	$79	$8,670	$—	$275,615
Accounts receivable, net	(47,198)	309,832	(2,427)	62,802	323,009
Inventories, net	—	334,519	8,574	—	343,093
Prepaid expenses and other current assets	10	10,825	543	—	11,378
Deferred income taxes	12,398	—	642	—	13,040

Total current assets	232,076	655,255	16,002	62,802	966,135
Property, plant and equipment, net	—	887,981	12,810	—	900,791
Equity investment	1,375,718	15,300	25,710	(1,391,018)	25,710
Other assets, net	43,418	36,606	5,734	(36,031)	49,727

Total assets	$1,651,212	$1,595,142	$60,256	$(1,364,247)	$1,942,363

Current liabilities
Accounts payable	$21,659	$163,274	$1,461	$—	$186,394
Accrued liabilities	19,396	91,887	3,429	(15)	114,697

Total current liabilities	41,055	255,161	4,890	(15)	301,091
Long-term debt	249,226	(20,834)	4,939	26,784	260,115
Deferred income taxes	230,099	—	1,873	—	231,972
Other liabilities	19,372	18,353	—	—	37,725
Stockholders’ equity	1,111,460	1,342,462	48,554	(1,391,016)	1,111,460

Total liabilities and stockholders’ equity	$1,651,212	$1,595,142	$60,256	$(1,364,247)	$1,942,363

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$657,602	$13,773	$(2,108)	$669,267
Cost of sales	—	534,135	12,028	(2,108)	544,055

	—	123,467	1,745	—	125,212
Selling, general and administrative expenses	171	17,345	843	—	18,359

Income (loss) from operations	(171)	106,122	902	—	106,853
Interest expense	293	(4,191)	—	—	(3,898)
Other income (expense), net	63,432	198	1,002	(61,577)	3,055

Income (loss) before income taxes	63,554	102,129	1,904	(61,577)	106,010
Provision for (benefit from) income taxes	(3,615)	42,486	(30)	—	38,841

Net income (loss)	$67,169	$59,643	$1,934	$(61,577)	$67,169

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$572,944	$10,899	$(3,184)	$580,659
Cost of sales	—	475,429	8,934	(3,184)	481,179

	—	97,515	1,965	—	99,480
Selling, general and administrative expenses	601	15,301	815	—	16,717

Income (loss) from operations	(601)	82,214	1,150	—	82,763
Interest expense	(298)	(5,581)	—	—	(5,879)
Other income (expense), net	49,292	(1,698)	(122)	(48,753)	(1,281)

Income (loss) before income taxes	48,393	74,935	1,028	(48,753)	75,603
Provision for (benefit from) income taxes	(133)	26,908	302	—	27,077

Net income (loss)	$48,526	$48,027	$726	$(48,753)	$48,526

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,269,820	$23,923	$(5,697)	$1,288,046
Cost of sales	—	1,016,125	21,348	(5,697)	1,031,776

Gross profit	—	253,695	2,575	—	256,270
Selling, general and administrative expenses	709	36,129	1,700	—	38,538

Income (loss) from operations	(709)	217,566	875	—	217,732
Interest expense	(1,456)	(8,468)	—	—	(9,924)
Other income (expense), net	113,012	400	1,390	(135,266)	(20,464)

Income (loss) before income taxes	110,847	209,498	2,265	(135,266)	187,344
Provision for (benefit from) income taxes	(7,659)	75,932	565	—	68,838

Net income (loss)	$118,506	$133,566	$1,700	$(135,266)	$118,506

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,186,958	$18,811	$(6,494)	$1,199,275
Cost of sales	—	970,412	16,094	(6,494)	980,012

Gross profit	—	216,546	2,717	—	219,263
Selling, general and administrative expenses	1,225	32,023	1,544	—	34,792

Income (loss) from operations	(1,225)	184,523	1,173	—	184,471
Interest expense	(1,309)	(10,724)	—	—	(12,033)
Other income (expense), net	111,278	(1,150)	(97)	(111,243)	(1,212)

Income (loss) before income taxes	108,744	172,649	1,076	(111,243)	171,226
Provision for (benefit from) income taxes	(925)	62,129	353	—	61,557

Net income (loss)	$109,669	$110,520	$723	$(111,243)	$109,669

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$118,506	$133,566	$1,700	$(135,266)	$118,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	472	39,272	1,624	—	41,368
Provision for bad debts	—	634	—	—	634
Gain from disposition of fixed assets	—	(13)	—	—	(13)
Deferred tax expense	(7,659)	17,860	535	—	10,736
Equity in income of joint venture	—	—	(1,093)	—	(1,093)
Write-off of debt issuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(169,649)	1,818	5,704	135,266	(26,861)

Net cash provided by (used for) operating activities	(58,330)	196,760	8,470	—	146,900
Additions to property, plant and equipment	—	(61,843)	(1,044)	—	(62,887)
Additions to equity investment	—	—	(4,574)	—	(4,574)
Settlements of futures contracts	—	(27,445)	—	—	(27,445)
Other	—	7	—	—	7
Net cash used for investing activities	—	(89,281)	(5,618)	—	(94,899)
Intercompany financing	107,520	(107,551)	31	—	—
Proceeds from exercise of stock options	396	—	—	—	396
Dividends paid	(3,583)	—	—	—	(3,583)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt costs	(4,279)	—	—	—	(4,279)

Net cash used for (provided by) financing activities	93,239	(107,551)	31	—	(14,281)
Net increase (decrease) in cash and cash equivalents	34,909	(72)	2,883	—	37,720
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$266,866	$79	$8,670	$—	$275,615

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$109,669	$110,520	$723	$(111,243)	$109,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	743	40,276	1,268	—	42,287
Recovery of bad debts	—	(1,567)	18	—	(1,549)
Gain from disposition of fixed assets	—	1,152	1	—	1,153
Deferred tax expense	(925)	23,699	(17)	—	22,757
Equity in income of joint venture	—	—	289	—	289
Write off of debt issuance costs	646	—	—	—	646
Net changes in working capital and other	(146,672)	3,204	671	111,243	(31,554)

Net cash provided by (used for) operating activities	(36,539)	177,284	2,953	—	143,698
Additions to property, plant and equipment	—	(43,148)	(944)	—	(44,092)
Other	—	34	—	—	34

Net cash used for investing activities	—	(43,114)	(944)	—	(44,058)
Intercompany financing	134,160	(134,012)	(148)	—	—
Dividends paid	(2,763)	—	—	—	(2,763)
Repayments of borrowings	(30,600)	—	—	—	(30,600)

Net cash used for (provided by) financing activities	100,797	(134,012)	(148)	—	(33,363)
Net increase in cash	64,258	158	1,861	—	66,277
Cash balance at beginning of period	39,312	70	4,014	—	43,396

Cash balance at end of period	$103,570	$228	$5,875	$—	$109,673

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

RECENT DEVELOPMENTS

On April 18, 2006, we announced that we entered into a Memorandum of Understanding (“MOU”) to develop an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is initially estimated to be approximately $1.5 billion. The size, scope, and cost of the project are subject to further definition as the parties undertake a detailed feasibility study pursuant to the MOU. It is expected that the project will be financed through a project financing arrangement. The preliminary project schedule contemplates that construction would start in late 2007 and that the project would start operations in late 2010.

We have purchased additional interests in Suzhou Huasu Plastics Co. Ltd., our joint venture in China. All governmental approvals were obtained and the transaction closed in the second quarter of 2006. We increased our ownership percentage from approximately 43% to approximately 58% at a cost of $6.4 million ($1.8 million was paid in the fourth quarter of 2005 and $4.6 million was paid in the second quarter of 2006). We will continue to account for this investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent us from exercising a controlling financial interest over this entity.

In the second quarter of 2006 we completed a major maintenance turnaround in Calvert City, and we currently expect to perform a major turnaround at one of the ethylene units at our Lake Charles, Louisiana olefins complex either in the fourth quarter of 2006 or the first quarter of 2007. The ethylene and VCM units at Calvert City were down 16 days while the chlor-alkali and PVC units were down for a shorter period. Sales continued during the turnaround from inventory on hand. The turnaround at Lake Charles is expected to last approximately 50 days. During a turnaround, production at the unit is suspended while work on the unit is performed; however, sales are expected to continue during the turnaround period.

RESULTS OF OPERATIONS

Selected Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions of dollars)
Net sales to external customers
Olefins
Polyethylene	$206.4	$168.1	$395.9	$337.6
Ethylene, styrene and other	142.3	149.3	292.5	356.5

Total olefins	348.7	317.4	688.4	694.1
Vinyls
Fabricated finished goods	181.9	144.7	322.3	271.3
VCM, PVC and other	138.7	118.6	277.3	233.9

Total vinyls	320.6	263.3	599.6	505.2

	$669.3	$580.7	$1,288.0	$1,199.3

Income (loss) from operations
Olefins	$62.0	$32.0	$121.6	$94.4
Vinyls	44.3	51.0	98.7	92.6
Corporate and other	0.6	(0.2)	(2.6)	(2.5)

Total income from operations	106.9	82.8	217.7	184.5
Interest expense	(3.9)	(5.9)	(9.9)	(12.0)
Debt retirement cost	—	—	(25.9)	(0.6)
Other income (expense), net	3.1	(1.3)	5.4	(0.6)
Provision for income taxes	38.9	27.1	68.8	61.6

Net income	$67.2	$48.5	$118.5	$109.7

Earnings per share (diluted)	$1.03	$0.74	$1.82	$1.68

	Three Months Ended June 30,		Six Months Ended June 30,
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year
Olefins[1]	+17.1%	-3.4%	+16.6%	-6.6%
Vinyls[2]	+11.4%	+9.3%	+14.1%	+4.0%
Company average	+14.4%	+2.4%	+15.3%	-1.8%

[1]	Includes: Ethylene and co-products, polyethylene, and styrene
[2]	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabrication products

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average industry prices
Ethane (cents/lb)	22.8	17.6	21.0	17.6
Propane (cents/lb)	24.9	19.5	23.6	19.1
Ethylene (cents/lb) (1)	46.5	38.3	48.4	39.9
Polyethylene (cents/lb) (2)	73.0	62.0	75.5	65.0
Styrene (cents/lb) (3)	61.7	61.6	61.1	63.1
Caustic ($/short ton) (4)	393.3	382.5	408.7	363.8
Chlorine ($/short ton) (5)	332.5	350.0	332.5	340.0
VCM (cents/lb) (6)	42.2	37.5	43.1	38.0
PVC (cents/lb) (7)	60.0	54.2	61.4	54.0

Source: CMAI

(1)	Contract-Net Transaction (Pipeline)
(2)	Contract Low Density Polyethylene, GP-Film (Domestic Market, Contract, GP-Film)
(3)	Contract –Styrene (Contract Market)
(4)	Contract-Diaphragm caustic (Grade, Ave-incl Forecast)
(5)	Contract Chlorine (Contract Market Avg)
(6)	Contract Vinyl Chloride Monomer (Calculated Market Value)
(7)	Contract Polyvinyl Chloride-Pipe Grade (Contract Market)

Overview

We earned net income of $67.2 million, or $1.03 per diluted share, for the second quarter of 2006, an increase of 38.6% from the second quarter of 2005 net income of $48.5 million, or $0.74 per diluted share. Income from operations was $106.9 million on net sales of $669.3 million for the second quarter of 2006. This compares favorably with second-quarter 2005 income from operations of $82.8 million on net sales of $580.7 million. The improvement in income from operations was primarily the result of increased selling prices, which outpaced higher feedstock costs. The improvement in income from operations was partially offset by lower production volumes and higher maintenance expense due to a planned maintenance turnaround at our facilities in Calvert City, Kentucky. Sales increased $88.6 million, or 15.3%, over the second quarter of 2005. In addition, our income from operations margin increased to 16.0% in the second quarter of 2006 from 14.3% in the second quarter of 2005.

For the six months ended June 30, 2006, net income was $118.5 million, or $1.82 per diluted share, which included an after-tax charge of $16.3 million, or $0.25 per diluted share, related to debt retirement costs incurred in the first quarter of 2006. For the first six months of 2005 net income was $109.7 million and earnings per share was $1.68 per diluted share. Net sales increased $88.7 million, or 7.4%, to $1,288.0 million for the six months ended June 30, 2006 from the $1,199.3 million reported for the six months ended June 30, 2005. Income from operations was $217.7 million for the six months ended June 30, 2006 as compared to $184.5 million for the six months ended June 30, 2005. The year to date increases were primarily due to higher selling prices which outpaced higher feedstock and natural gas costs. Year to date net income for 2006 also benefited from lower interest expense resulting from lower interest rates due to the refinancing completed in the first quarter of 2006.

Second Quarter 2006 Compared with Second Quarter 2005

Net Sales. Net sales increased by $88.6 million to $669.3 million in the second quarter of 2006 from $580.7 million in the second quarter of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for polyethylene, PVC resin and PVC pipe. These increases were partially offset by lower sales volumes for ethylene, styrene and VCM. Higher selling prices largely resulted from higher energy and raw material costs that were passed through to our customers. The decreased sales volume for styrene was primarily due to lower demand, while merchant ethylene sales volumes were lower primarily due to the increase in internal ethylene consumption at our Geismar facility. VCM sales volumes were down primarily due to the turnaround at Calvert City. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility. Polyethylene and PVC pipe volumes were up primarily due to increased demand.

Gross Margin. Gross margin percentage increased to 18.7% in the second quarter of 2006 from 17.1% in the second quarter of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for polyethylene, PVC resin and PVC pipe. These increases were partially offset by higher raw material costs for ethane and propane and higher energy costs. In addition, production volumes were lower and maintenance expense was higher as a result of planned maintenance turnarounds at the Calvert City facilities. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 29.5% for ethane and 27.7% for propane as compared to the second quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 9.8%, in the second quarter of 2006 as compared to the second quarter of 2005. The increase was primarily due to increased sales commissions and a higher provision for doubtful accounts.

Interest Expense. Interest expense in the second quarter of 2006 decreased by $2.0 million to $3.9 million from $5.9 million in the second quarter of 2005 primarily due to lower average interest rates and decreased borrowings. Average interest rates were lower due to the refinancing completed in the first quarter of 2006.

Other Income (Expense), Net. Other income increased by $4.4 million to $3.1 million in the second quarter of 2006 from an expense of $1.3 million in the second quarter of 2005 primarily due to higher interest income and increased equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 36.6% in the second quarter of 2006 as compared to 35.8% in the second quarter of 2005. The effective tax rates in 2006 and 2005 are higher than the statutory rate of 35.0% primarily due to state income taxes, partially offset by a tax benefit of approximately 1.0% related to the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $31.3 million, or 9.9%, to $348.7 million in the second quarter of 2006 from $317.4 million in the second quarter of 2005. This increase was primarily due to price increases for all major products and increased sales volumes for polyethylene. These increases were partially offset by lower sales volumes for ethylene and styrene. Average selling prices for the Olefins segment increased by 17.1% in the second quarter of 2006 as compared to the second quarter of 2005. Higher selling prices were primarily the result of higher energy and raw material costs that were passed through to customers. Styrene sales volumes decreased slightly primarily due to lower demand and merchant ethylene sales volumes decreased as the internal requirements for ethylene at our Geismar facility increased.

Income from Operations. Income from operations increased by $30.0 million, or 93.8%, to $62.0 million in the second quarter of 2006 from $32.0 million in the second quarter of 2005. This increase was primarily due to price increases for all major products and increased sales volumes for polyethylene. These increases were partially offset by lower sales volumes for ethylene and styrene and higher raw material costs for ethane and propane.

Vinyls Segment

Net Sales. Net sales increased by $57.3 million, or 21.8%, to $320.6 million in the second quarter of 2006 from $263.3 million in the second quarter of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes of PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 11.4% in the second quarter of 2006 as compared to the second quarter of 2005. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC resin sales volumes increased largely due to additional volumes from the Geismar facility. These increases were partially offset by lower sales volumes for VCM. See the discussion regarding the dispute with Royal in Note 11 to the consolidated financial statements.

Income from Operations. Income from operations decreased by $6.7 million, or 13.1%, to $44.3 million in the second quarter of 2006 from $51.0 million in the second quarter of 2005. This decrease was primarily due to planned maintenance turnarounds at our facilities in Calvert City, some of which were down for 16 days resulting in lower production volumes and higher maintenance expense. Higher selling prices for most of our Vinyls products and higher sales volumes for PVC resin and PVC pipe were more than offset by lower sales volumes and prices for VCM and increased raw material costs.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net Sales. Net sales increased by $88.7 million to $1,288.0 million in the first six months of 2006 from $1,199.3 million in the first six months of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for PVC resin and polyethylene. These increases were partially offset by lower sales volumes for ethylene, styrene and VCM. Higher selling prices largely resulted from higher energy and raw material costs that were passed through to our customers. The decreased sales volumes for styrene were primarily due to lower demand, while merchant ethylene sales volumes were lower primarily due to the increase in internal ethylene consumption at our Geismar facility. VCM volumes were down primarily due to the turnaround at Calvert City. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility, and polyethylene volumes were up primarily due to increased demand.

Gross Margin. Gross margin percentage increased to 19.9% in the first six months of 2006 from 18.3% in the first six months of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for polyethylene and PVC resin. These increases were partially offset by lower sales volumes for ethylene and VCM, higher raw material costs of ethane and propane, lower production volumes and higher maintenance expense due to maintenance turnarounds, and higher energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 19.3% for ethane and 23.6% for propane as compared to the first half of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, or 10.8%, in the first six months of 2006 as compared to the first six months of 2005. The increase was primarily due to increased sales commissions, higher professional fees, and a higher provision for doubtful accounts.

Interest Expense. Interest expense in the first six months of 2006 decreased by $2.1 million to $9.9 million from $12.0 million in the first six months of 2005. Average interest rates were lower in the first six months of 2006 due to the issuance of $250.0 million aggregate principal amount of 6 5/8% senior notes on January 13, 2006 and the redemption of the $247.0 million aggregate principal amount of 8 3/4% senior notes in February 2006. Average debt balances were also lower in 2006.

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

Other Income (Expense), Net. Other income increased by $6.0 million to $5.4 million in the first six months of 2006 from an expense of $0.6 million in the first six months of 2005 primarily due to higher interest income and increased equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 36.7% in the first six months of 2006 as compared to 36.0% in the first six months of 2005. The effective tax rates in 2006 and 2005 are higher than the statutory rate of 35.0% primarily due to state income taxes, partially offset by a tax benefit of approximately 1.0% related to the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales decreased by $5.7 million, or 0.8%, to $688.4 million in the first six months of 2006 from $694.1 million in the first six months of 2005. This decrease was primarily due to lower sales volumes for ethylene, which were partially offset by price increases throughout the Olefins segment. Average selling prices for the Olefins segment increased by 16.6% in the first half of 2006 as compared to the first half of 2005. Higher selling prices were primarily the result of higher energy and raw material costs that were passed through to customers. Merchant ethylene sales volumes decreased as the internal requirements for ethylene at our Geismar facility increased.

Income from Operations. Income from operations increased by $27.2 million, or 28.8%, to $121.6 million in the first six months of 2006 from $94.4 million in the first six months of 2005. This increase was primarily due to price increases throughout the Olefins segment which resulted in higher profit margins for polyethylene and ethylene, despite higher raw material costs for ethane and propane and higher energy costs.

Vinyls Segment

Net Sales. Net sales increased by $94.4 million, or 18.7%, to $599.6 million in the first six months of 2006 from $505.2 million in the first six months of 2005. This increase was primarily due to higher selling prices for caustic, PVC resin, and PVC pipe and higher sales volumes of PVC resin. Average selling prices for the Vinyls segment increased by 14.1% in the first half of 2006 as compared to the first half of 2005. These increases were largely due to stronger industry demand for our products and higher raw material costs for propane that were passed through to our customers. PVC resin sales volumes increased largely due to additional volumes from the Geismar facility. These increases were partially offset by lower sales volumes for VCM. See the discussion regarding the dispute with Royal in Note 11 to the consolidated financial statements.

Income from Operations. Income from operations increased by $6.1 million, or 6.6%, to $98.7 million in the first six months of 2006 from $92.6 million in the first six months of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes for PVC resin. These increases were partially offset by higher energy costs, higher raw material costs, and lower production volumes and higher maintenance expense related to the planned maintenance turnarounds at our Calvert City facilities.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Cash Flows

Operating Activities

Operating activities provided cash of $146.9 million in the first six months of 2006 compared to $143.7 million in the same period in 2005. The $3.2 million increase in cash flows from operating activities was primarily due to improvements in income from operations, as described previously, and favorable changes in working capital, which were partially offset by debt retirement costs incurred in the first half of 2006. Income from operations increased by $33.3 million in the first six months of 2006 as compared to the first six months of 2005. Debt retirement cost of $25.9 million was incurred in the first six months of 2006 as compared to $0.6 million incurred in the first six months of 2005, and turnaround costs of $10.4 were incurred in the first six months of 2006. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $15.6 million in the first six months of 2006, compared to $22.4 million of cash used in the first six months of 2005, a decrease in cash use of $6.8 million. In the first six months of 2006, accounts receivable increased by $20.9 million largely due to higher sales while inventory increased by $3.2 million. Accounts payable and accrued liabilities, excluding accruals reflecting investing activities, increased by $10.5 million during the first six months of 2006 primarily due to higher feedstock and energy costs. The primary reasons for the $22.4 million use of cash in the first six months of 2005 related to working capital components was a $20.3 million increase in accounts receivable and a decrease of accounts payable and accrued liabilities of $13.8 million, partially offset by a $11.6 million decrease in inventories. The increase in accounts receivable in the first six months of 2005 was primarily due to higher selling prices and volumes.

Investing Activities

Net cash used for investing activities during the first six months of 2006 was $94.9 million as compared to $44.1 million in the first six months of 2005. Capital expenditures were $62.9 million in the first six months of 2006 as compared to $44.1 million in the first six months of 2005. The increase in capital expenditures was primarily due to a project designed to upgrade the feedstock flexibility in our ethylene plant and a project to expand our ethylene capacity. The remaining capital expenditures in the first half of 2006 primarily related to maintenance, safety and environmental projects. The capital expenditures in the first six months of 2005 primarily related to maintenance, safety and environmental projects. The additions to equity investments of $4.6 million in the first six months of 2006 relate to the additional equity interest purchased in Suzhou Huasu Plastics Co. Ltd., our joint venture in China, as discussed previously. In addition, the cash settlement of derivative instruments in the first half of 2006 related to derivative losses recognized in 2005.

Financing Activities

Net cash used by financing activities during the first six months of 2006 was $14.3 million as compared to $33.4 million in the first six months of 2005. During the first half of 2006, we received proceeds from new debt of $249.2 million, which was offset as we repaid debt of $256.0 million and paid dividends of $3.6 million. We also incurred $4.3 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt. During the first half of 2005 we used $30.6 million to repay debt and $2.8 million to pay dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

Cash

Cash balances were $275.6 million at June 30, 2006 compared to $237.9 million at December 31, 2005. We believe the June 30, 2006 cash levels are adequate to fund our short-term cash requirements.

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

As of June 30, 2006, our long-term debt, including current maturities, totaled $260.1 million, consisting of $249.2 million principal amount of 6  5/8% senior notes due 2016 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). Debt outstanding under the tax-exempt bonds bears interest at variable rates.

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

The agreements governing the 6  5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0275 per share). The 6  5/8% senior notes indenture does not allow distributions, including dividends and certain other restricted payments unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $403.7 million at June 30, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2006, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have decreased our income before taxes by $2.1 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2006, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our tax-exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2006 was 4.08%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2006, we had $249.2 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), filed on February 23, 2006, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 11 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2005 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2006 annual meeting of stockholders was held on May 15, 2006. Two matters were voted upon by the Company’s stockholders at such meeting: (1) two members of the board of directors were re-elected and (2) the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified. The following tabulation sets forth the number of votes cast for, against or withheld and the number of broker non-votes.

Election of Directors	Votes For	Votes Withheld
James Chao	61,469,289	2,577,031
Dr. Gilbert R. Whitaker, Jr.	63,759,890	286,430

Ratification of	Votes For	Votes Against	Votes to Abstain	Broker Non-Votes
PricewaterhouseCoopers LLP	64,031,626	14,254	440	0

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 4, 2006	By:	/s/ Albert Chao
Albert Chao President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2006	By:	/s/ John D. Gibbons
John D. Gibbons Senior Vice President and Chief Financial Officer (Principal Financial Officer)