Form 10-Q
period 2006-09-30
WESTLAKE CHEMICAL CORP
filed 2006-11-03
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of the registrant’s sole class of common stock, as of October 30, 2006, was 65,244,614.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$202,824	$237,895
Short-term investments	100,275	—
Accounts receivable, net	335,063	302,779
Inventories, net	312,928	339,870
Prepaid expenses and other current assets	9,512	9,306
Deferred income taxes	13,040	13,013

Total current assets	973,642	902,863
Property, plant and equipment, net	909,532	863,232
Equity investment	26,347	20,042
Other assets, net	62,581	41,052

Total assets	$1,972,102	$1,827,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,033	$199,777
Accrued liabilities	124,920	104,872
Current portion of long-term debt	—	1,200

Total current liabilities	269,953	305,849
Long-term debt	260,135	265,689
Deferred income taxes	230,757	221,088
Other liabilities	38,956	40,457

Total liabilities	799,801	833,083

Commitments and Contingencies (Notes 13 and 16)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, $0.01 par value, 50,000,000 shares authorized	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,240,856 and 65,121,850 shares issued and outstanding in 2006 and 2005, respectively	652	651
Additional paid-in capital	426,653	424,537
Retained earnings	743,135	569,164
Minimum pension liability, net of tax	(1,976)	(1,976)
Unearned compensation on restricted stock	—	(971)
Cumulative translation adjustment	3,837	2,701

Total stockholders’ equity	1,172,301	994,106

Total liabilities and stockholders’ equity	$1,972,102	$1,827,189

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands of dollars, except per share data)
Net sales	$672,417	$605,391	$1,960,463	$1,804,666
Cost of sales	563,241	516,127	1,595,017	1,496,139

Gross profit	109,176	89,264	365,446	308,527
Selling, general and administrative expenses	22,165	19,202	60,703	53,994

Income from operations	87,011	70,062	304,743	254,533
Interest expense	(3,432)	(5,834)	(13,356)	(17,867)
Debt retirement cost	—	—	(25,853)	(646)
Other income, net	3,268	888	8,657	322

Income before income taxes	86,847	65,116	274,191	236,342
Provision for income taxes	25,191	21,590	94,029	83,147

Net income	$61,656	$43,526	$180,162	$153,195

Earnings per common share
Basic	$0.95	$0.67	$2.77	$2.36

Diluted	$0.95	$0.67	$2.76	$2.35

Weighted average shares outstanding:
Basic	65,134,582	65,026,962	65,110,448	64,987,068
Diluted	65,237,824	65,261,382	65,234,840	65,252,220

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands of dollars)
Cash flows from operating activities
Net income	$180,162	$153,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,974	60,649
Provision for (recovery of) bad debts	686	(2,568)
Amortization of debt issue costs	661	1,100
Loss from disposition of fixed assets	2,346	1,794
Deferred tax expense	9,617	30,527
Equity in (income) loss of joint venture	(1,731)	267
Write-off of debt issuance costs	3,623	646
Changes in operating assets and liabilities
Accounts receivable	(32,970)	(119,219)
Inventories	26,942	33,228
Prepaid expenses and other current assets	(206)	1,668
Accounts payable	(32,594)	(10,714)
Accrued liabilities	20,048	31,193
Other, net	(24,690)	(6,640)

Net cash provided by operating activities	213,868	175,126

Cash flows from investing activities
Additions to property, plant and equipment	(100,659)	(60,732)
Additions to equity investment	(4,574)	—
Purchases of short-term investments	(134,625)	—
Sales and maturities of short-term investments	34,350	—
Proceeds from disposition of assets	20	43
Settlements of derivative instruments	(27,520)	—

Net cash used for investing activities	(233,008)	(60,689)

Cash flows from financing activities
Proceeds from the exercise of stock options	1,404	966
Dividends paid	(6,192)	(4,551)
Proceeds from borrowings	249,185	—
Repayment of borrowings	(256,000)	(30,900)
Capitalized debt issuance costs	(4,328)	—

Net cash used for financing activities	(15,931)	(34,485)

Net (decrease) increase in cash and cash equivalents	(35,071)	79,952
Cash and cash equivalents at beginning of period	237,895	43,396

Cash and cash equivalents at end of period	$202,824	$123,348

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on February 23, 2006. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2005.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of September 30, 2006, the results of its operations for the three months and nine months ended September 30, 2006 and 2005 and the changes in its cash position for the nine months ended September 30, 2006 and 2005.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its consolidated results of operations, financial position and related disclosures.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an enterprise to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a defined benefit postretirement plan’s underfunded status. In addition, each entity must recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This statement is effective for fiscal years ending after December 15, 2006, and the Company will adopt this standard for its annual financial statements for 2006. The Company does not expect the adoption of SFAS 158 to have any significant impact on its consolidated results of operations and the impact of the adoption of this statement on its consolidated financial position will not be material.

Also in September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP No. AUG AIR-1”). FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance turnarounds because it causes the recognition of a liability in a period prior to the occurrence of the transaction or obligation. The Company does not account for its turnarounds utilizing this accounting method, so FSP No. AUG AIR-1 is not expected to impact the Company’s consolidated results of operations or financial position.

The Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108 in September 2006. This bulletin provides guidance regarding the methodology of quantifying the dollar amounts of errors in determining materiality of those errors. These methods should be implemented for annual financial statements covering the first fiscal year ending after November 15, 2006.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

2. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The total compensation expense related to the 2004 Plan was $440 and $1,384 for the three months and nine months ended September 30, 2006, respectively. The realized excess tax benefit from exercised options during those same periods was $194 and $271, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results of prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense of all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs on a straight-line basis over the requisite service period of the award for only those shares expected to vest. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

Upon adoption of SFAS 123R on January 1, 2006, amounts previously recorded in stockholders’ equity under APB 25 at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid-in capital and will be expensed over the vesting period in accordance with SFAS 123R. As a result of adopting SFAS 123R, the impact to the consolidated statement of operations for the three months ended September 30, 2006 on income before income taxes and net income was a decrease of $292 and $184, respectively, from the amount that would have been reported if the Company had continued to account for stock-based compensation under APB 25. The impact for the nine months ended September 30, 2006 was a decrease in income before income taxes and net income of $934 and $588, respectively. The impact on both basic and diluted earnings per share for the three months and nine months ended September 30, 2006 was less than $0.01 per share.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The pro forma table below reflects net income and basic and diluted earnings per share for the third quarter and first nine months of 2005, had the Company applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$43,526	$153,195
Pro forma stock option compensation expense	(362)	(1,235)
Provision for income taxes on pro forma stock option expense	120	435

Pro forma net income	$43,284	$152,395

Basic and diluted earnings per share
As reported:
Basic	$0.67	$2.36
Diluted	$0.67	$2.35
Pro forma:
Basic	$0.67	$2.35
Diluted	$0.66	$2.34

Option activity and changes during the nine months ended September 30, 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	438,763	$16.88
Granted	57,958	35.22
Exercised	(96,524)	14.57
Cancelled	(15,490)	16.23

Outstanding at September 30, 2006	384,707	20.25	8.3	$4,724

Exercisable at September 30, 2006	130,355	16.34	8.0	2,042

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months and nine months ended September 30, 2006 was $1,052 and $1,564, respectively.

As of September 30, 2006, $1,416 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in developing each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2006 Options	2005 Options	2004 Options
Weighted average fair value	$14.87	$12.81	$6.52
Risk-free interest rate	4.8%	4.3%	4.0%
Expected life in years	6-7	8	10
Expected volatility	34.0%	36.5%	28.1%
Expected dividend yield	0.3%	0.4%	0.6%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	42,129	$27.22
Granted	25,876	34.90
Forfeited	(496)	27.22
Vested	(13,151)	27.22

Non-vested at September 30, 2006	54,358	30.81

As of September 30, 2006, there was $1,365 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.2 years.

3. Short-term Investments

The Company selectively invests some of its cash in short-term investments in auction rate securities and began doing so during the third quarter of 2006. Auction rate securities are variable rate bonds tied to short-term interest rates that generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to an interest rate reset mechanism and the availability to liquidate the securities through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments.

The auction rate securities are classified as available-for-sale securities due to management’s intent to hold these securities for short periods of time. As of September 30, 2006, the fair market value of the securities equaled the cost and there were no unrealized gains or losses associated with these investments. The fair values of auction rate securities by contractual maturity, were as follows:

September 30, 2006
Due in 0-10 years	—
Due in 11-20 years	52,625
Due after 20 years	47,650

$100,275

4. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2006	December 31, 2005
Accounts receivable — trade	$330,147	$301,091
Accounts receivable — affiliates	1,261	845
Allowance for doubtful accounts	(3,704)	(3,460)

	327,704	298,476
Accounts receivable — other	7,359	4,303

Accounts receivable, net	$335,063	$302,779

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

5. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Finished products	$179,944	$186,241
Feedstock, additives and chemicals	113,135	133,949
Materials and supplies	27,717	27,790

	320,796	347,980
Allowance for inventory obsolescence	(7,868)	(8,110)

Inventories, net	$312,928	$339,870

6. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $18,623 and $15,385 is included in cost of sales in the consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively, and $54,722 and $51,279 for the nine months ended September 30, 2006 and 2005, respectively.

7. Equity Investment

In the second quarter of 2006, the Company increased its ownership percentage in Suzhou Huasu Plastics Co. Ltd., the Company’s joint venture in China, from approximately 43% to approximately 58% at a cost of $6,441 ($1,867 was paid in the fourth quarter of 2005 and $4,574 was paid in the second quarter of 2006). The Company will continue to account for this investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity.

8. Other Assets

Amortization expense on other assets of $2,644 and $4,077 is included in the consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively, and $7,913 and $10,470 for the nine months ended September 30, 2006 and 2005, respectively.

9. Income Taxes

The effective income tax rate was 29.0% and 34.3% in the third quarter and first nine months of 2006, respectively, as compared to 33.2% and 35.2% in the third quarter and first nine months of 2005. The current year rate is below the statutory rate primarily due to adjustments to deferred income taxes and the extra-territorial exclusion income benefit (“ETI”), which reduced income tax expense by $3.7 million in the third quarter of 2006. Excluding these adjustments, the effective tax rate for the first nine months of 2006 would have been 35.6%. The 2005 rate also includes an adjustment to deferred tax of $2.3 million. Excluding this adjustment, the rate for the first nine months of 2005 would have been 36.1%. The adjusted effective tax rates for 2006 and 2005 are higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1.0% related to the domestic manufacturing deduction.

10. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. Increases and decreases in the fair value of these trades are included in earnings. The Company had a net gain of $17,675 in connection with trading activity for the nine months ended September 30, 2006 compared to a net loss of $8,708 for the nine months ended September 30, 2005. Of the 2006 net gain, $13,538 related to derivative gains and $4,137 related to sales of related physical feedstock positions. Of the 2005 net loss, $36,274 related to derivative losses, offset by $27,566 in gains on the sale of related physical feedstock positions. Net trading gains in the third quarter of 2006 totaled $5,390 ($2,188 related to commodity derivative gains and $3,202 was due to gains on the sale of

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

related physical positions) compared to a net loss of $8,452 ($34,377 related to commodity derivative losses offset by $25,925 in gains on the sale of physical positions related to spread trades) for the third quarter of 2005. Risk management asset balances of $3,895 and $-0- were included in “Accounts receivable, net” and risk management liability balances of $-0- and $31,891 were included in current liabilities in the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.

11. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,135	65,027	65,110	64,987
Plus incremental shares from: Assumed conversion of options	90	220	111	231
Restricted stock	13	14	14	34

Weighted average common shares—diluted	65,238	65,261	65,235	65,252

12. Pension and Other Post Retirement Benefits

Components of Net Periodic Costs for pension benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$267	$250	$800	$800
Interest cost	471	444	1,413	1,354
Expected return on plan assets	(551)	(482)	(1,651)	(1,446)
Amortization of prior service cost	80	80	239	239
Amortization of net loss	99	63	299	202

Net periodic benefit cost	$366	$355	$1,100	$1,149

Components of Net Periodic Costs for other benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$89	$97	$272	$292
Interest cost	122	103	390	308
Amortization of transition obligation	28	28	85	85
Amortization of prior service cost	67	67	200	200
Amortization of net loss	87	62	241	186

Net periodic benefit cost	$393	$357	$1,188	$1,071

The Company made no contributions to the Salaried and Wage pension plans during the quarters ended September 30, 2006 and 2005 but made contributions of $2,498 and $6,074 to the Salaried and Wage pension plans for the nine months ended September 30, 2006 and 2005, respectively. The Company is not scheduled to contribute any additional funds to the pension plans during the fiscal year ending December 31, 2006.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

13. Commitments and Contingencies

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

In October 2003, the Company filed suit against Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover unpaid invoices related to the Company’s operation of groundwater treatment equipment. Goodrich filed an answer and counterclaim in which it alleged that the Company was responsible for contamination at the facility. The Company denied those allegations and filed a motion to dismiss Goodrich’s counterclaim. By order dated April 9, 2004, the court dismissed part of Goodrich’s counterclaim while retaining the remainder. Goodrich also filed a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, filed counterclaims against Goodrich and filed cross-claims against the Company in which it alleged breach of contract and that Goodrich and the Company had conspired to defraud PolyOne. On June 8, 2004, the Company filed a motion for summary judgment on its breach of contract claim against Goodrich. On June 16, 2004, the Company filed a motion to dismiss PolyOne’s cross-claims. By order dated March 9, 2005, the court granted the Company’s motion to dismiss PolyOne’s cross-claims. On March 29, 2005, the court granted the Company’s motion for summary judgment on the Company’s breach of contract claim against Goodrich. On April 12, 2005, Goodrich filed a motion for reconsideration of the order granting summary judgment. On July 5, 2005, Goodrich and the Company entered a Non-Waiver Agreement pursuant to which Goodrich paid the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement is reflected in the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

consolidated statement of operations for the year ended December 31, 2005 resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to make all future payments for services on a timely basis. Pursuant to the Non-Waiver Agreement, both parties retained all rights and legal arguments, including Goodrich’s right to pursue its motion for reconsideration. The granting of such motion could result in the Company being required to repay Goodrich for the amounts paid by Goodrich under the Non-Waiver Agreement. The case is continuing with respect to Goodrich’s counterclaims against the Company, and Goodrich’s third-party claims against PolyOne and PolyOne’s counterclaims against Goodrich. Extensive discovery is ongoing and the trial may occur in April 2007. A court-ordered mediation is currently scheduled for January 2007.

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

The Company has also filed an appeal with the Kentucky State Cabinet regarding its January 2004 letter. Goodrich and PolyOne have both filed motions to intervene in this appeal. On July 1, 2004, the Company notified the Kentucky State Cabinet that the Company would prefer to conduct a clean-closure equivalency determination, or CCED, of Pond 4 rather than pursue a post-closure care RCRA permit. The proposal to conduct the CCED was rejected by the Kentucky State Cabinet. By letter dated, December 21, 2004, the Kentucky State Cabinet directed the Company to file a post-closure permit application for Pond 4. On February 23, 2005, the Company filed a motion for stay of the order requiring the Company to file the permit application. On February 18, 2005, the Company also sent a letter to the Kentucky State Cabinet demanding that it enforce the Goodrich RCRA permit against Goodrich since the RCRA permit requires Goodrich to address Pond 4. By letter dated, September 25, 2006, the Kentucky State Cabinet has indicated that the permit application will be due on March 19, 2007.

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

On March 30, 2006, Westlake Vinyls, Inc., a subsidiary of the Company, received notice that Royal Polymers Limited (“Royal”), a customer, had commenced a lawsuit against it in the Superior Court of Justice, Toronto, Ontario, Canada. Royal was seeking a declaration that the 2004 vinyl chloride monomer (VCM) supply agreement between Royal, as buyer, and Westlake Vinyls, Inc., as seller, was void and unenforceable as a result of the elimination of a published industry price factor which comprises one factor of a multi-factor pricing formula. Sales to Royal accounted for 16% of the net sales of the Company’s Vinyls segment and 7% of the Company’s consolidated net sales in 2005. Westlake Vinyls, Inc. continued to supply VCM to Royal and Royal continued to take VCM, although the parties were not in agreement as to the price of the VCM. In March 2006, Royal began short-paying invoices for VCM purchased, which shortfall aggregated a total of $10,223 as of September 30, 2006, making payments at prices lower than those the Company believed were called for under the agreement (the reduced payments were retroactive to January 1, 2006). The Company deferred recognition of the amount withheld pending a resolution. On April 6, 2006, Westlake Vinyls, Inc. commenced a lawsuit against Royal in the same Ontario court seeking a declaration that the supply agreement was valid and binding, and an order requiring Royal to pay any shortfall amounts. A hearing at the court in Toronto on the parties’ claims against one another had been set for October 25, 2006. On October 4, 2006, the Company announced that it had reached a settlement with Georgia Gulf Corporation (“Georgia Gulf”), which acquired the parent company of Royal on October 3, 2006, to resolve the dispute. In connection with the settlement, Westlake Vinyls Inc. entered into a new agreement to supply VCM to Georgia Gulf, and the Company agreed to forgive the shortfall amount for the period from January 1, 2006 through October 3, 2006. As the Company had reserved for the amount withheld, there is no additional earnings impact as a result of the settlement. Under the terms of the settlement, the parties agreed to release their respective claims and dismiss the lawsuits pending in the Ontario court.

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

14. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to external customers
Olefins
Polyethylene	$188,047	$188,864	$583,923	$526,449
Ethylene, styrene and other	173,478	142,364	465,971	498,836

Total olefins	361,525	331,228	1,049,894	1,025,285

Vinyls
Fabricated finished goods	162,947	153,818	485,235	425,136
VCM, PVC and other	147,945	120,345	425,334	354,245

Total vinyls	310,892	274,163	910,569	779,381

	$672,417	$605,391	$1,960,463	$1,804,666

Intersegment sales
Olefins	$40,827	$21,525	$118,877	$69,174
Vinyls	218	269	849	836

	$41,045	$21,794	$119,726	$70,010

Income (loss) from operations
Olefins	$41,851	$45,086	$163,445	$139,502
Vinyls	48,944	28,850	147,606	121,482
Corporate and other	(3,784)	(3,874)	(6,308)	(6,451)

	$87,011	$70,062	$304,743	$254,533

Depreciation and amortization
Olefins	$12,293	$9,767	$35,872	$34,699
Vinyls	8,747	9,320	26,005	25,918
Corporate and other	38	18	97	32

	$21,078	$19,105	$61,974	$60,649

Other income (expense), net
Olefins	$—	$(67)	$(1)	$(1,996)
Vinyls	71	(188)	156	276
Corporate and other	3,197	1,143	8,502	2,042

	3,268	888	8,657	322
Debt retirement cost	—	—	(25,853)	(646)

	$3,268	$888	$(17,196)	$(324)

Capital expenditures
Olefins	$30,371	$10,079	$72,440	$26,691
Vinyls	7,283	5,936	27,707	32,194
Corporate and other	118	625	512	1,847

	$37,772	$16,640	$100,659	$60,732

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income from operations	$87,011	$70,062	$304,743	$254,533
Interest expense	(3,432)	(5,834)	(13,356)	(17,867)
Debt retirement cost	—	—	(25,853)	(646)
Other income, net	3,268	888	8,657	322

Income before taxes	$86,847	$65,116	$274,191	$236,342

	September 30, 2006	December 31, 2005
Total Assets
Olefins	$1,030,287	$961,742
Vinyls	588,230	573,709
Corporate and other	353,585	291,738

	$1,972,102	$1,827,189

15. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$61,656	$43,526	$180,162	$153,195
Other comprehensive income (loss):
Change in foreign currency translation	234	1,427	1,136	1,087

Comprehensive income	$61,890	$44,953	$181,298	$154,282

16. Long-Term Debt

Long-term indebtedness consists of the following:

	September 30, 2006	December 31, 2005
6 5/8% Senior notes due 2016	$249,246	$—
8 3/4% Senior notes due 2011	—	247,000
Term loan	—	9,000
Loan related to tax-exempt revenue bonds	10,889	10,889

Total debt	260,135	266,889
Less: current portion	—	(1,200)

Long-term debt	$260,135	$265,689

In the first quarter of 2006, the Company issued $250,000 aggregate principal amount of 6 5/8% senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem all of the Company’s 8 3/4% senior notes due 2011 and repay the Company’s term loan. The 6 5/8 % senior notes were issued with an original issue discount of $815. As a result of the early redemption of the 8 3/4 % senior notes and the repayment of the term loan, the Company recognized $25,853 of debt retirement costs in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22,230 and a write-off of $3,623 in previously capitalized debt issuance cost. The issuance of the 6 5/8% senior notes resulted in the capitalization of $4,328 related to debt issuance cost.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

17. Subsequent Events

On October 9, 2006, a subsidiary of the Company entered into a definitive agreement to purchase Eastman Chemical Company’s polyethylene and Epolene® polymers businesses, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas. The purchase price is $255,000 in cash, which includes working capital, and is subject to working capital adjustments. The transaction is expected to close in the fourth quarter of 2006, subject to standard closing conditions including regulatory review. The business and assets to be acquired in this transaction generated approximately $680,000 in revenue during 2005. The Company’s management believes that the acquisition of these facilities will further strengthen the Company’s position in the North American polyethylene market and will increase its ability to provide an improved overall product mix and new technology.

18. Guarantor Disclosures

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

Condensed Consolidating Financial Information as of September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$190,117	$99	$12,608	$—	$202,824
Short-term investments	100,275	—	—	—	100,275
Accounts receivable, net	(101,842)	322,199	(3,472)	118,178	335,063
Inventories, net	—	306,260	6,668	—	312,928
Prepaid expenses and other current assets	10	9,229	273	—	9,512
Deferred income taxes	12,398	—	642	—	13,040

Total current assets	200,958	637,787	16,719	118,178	973,642
Property, plant and equipment, net	—	898,106	11,427	(1)	909,532
Equity investment	1,461,356	15,300	26,347	(1,476,656)	26,347
Other assets, net	43,278	49,637	5,694	(36,028)	62,581

Total assets	$1,705,592	$1,600,830	$60,187	$(1,394,507)	$1,972,102

Current liabilities
Accounts payable	$18,036	$125,494	$1,502	$1	$145,033
Accrued liabilities	17,333	106,237	1,381	(31)	124,920

Total current liabilities	35,369	231,731	2,883	(30)	269,953
Long-term debt	249,246	(76,238)	4,949	82,178	260,135
Deferred income taxes	228,883	—	1,874	—	230,757
Other liabilities	19,793	19,165	—	(2)	38,956
Stockholders’ equity	1,172,301	1,426,172	50,481	(1,476,653)	1,172,301

Total liabilities and stockholders’ equity	$1,705,592	$1,600,830	$60,187	$(1,394,507)	$1,972,102

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$660,684	$13,897	$(2,164)	$672,417
Cost of sales	—	553,552	11,853	(2,164)	563,241

Gross profit	—	107,132	2,044	—	109,176
Selling, general and administrative expenses	346	20,650	1,169	—	22,165

Income (loss) from operations	(346)	86,482	875	—	87,011
Interest expense	(437)	(2,995)	—	—	(3,432)
Other income (expense), net	60,821	161	818	(58,532)	3,268

Income (loss) before income taxes	60,038	83,648	1,693	(58,532)	86,847
Provision for (benefit from) income taxes	(1,618)	26,665	144	—	25,191

Net income (loss)	$61,656	$56,983	$1,549	$(58,532)	$61,656

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$596,839	$12,194	$(3,642)	$605,391
Cost of sales	—	508,999	10,770	(3,642)	516,127

Gross profit	—	87,840	1,424	—	89,264
Selling, general and administrative expenses	313	18,119	770	—	19,202

Income (loss) from operations	(313)	69,721	654	—	70,062
Interest expense	(727)	(5,107)	—	—	(5,834)
Other income (expense), net	44,454	12	148	(43,726)	888

Income (loss) before income taxes	43,414	64,626	802	(43,726)	65,116
Provision for (benefit from) income taxes	(112)	21,429	273	—	21,590

Net income (loss)	$43,526	$43,197	$529	$(43,726)	$43,526

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,930,503	$37,820	$(7,860)	$1,960,463
Cost of sales	—	1,569,676	33,201	(7,860)	1,595,017

Gross profit	—	360,827	4,619	—	365,446
Selling, general and administrative expenses	1,054	56,780	2,869	—	60,703

Income (loss) from operations	(1,054)	304,047	1,750	—	304,743
Interest expense	(1,893)	(11,463)	—	—	(13,356)
Other income (expense), net	173,832	561	2,208	(193,797)	(17,196)

Income (loss) before income taxes	170,885	293,145	3,958	(193,797)	274,191
Provision for (benefit from) income taxes	(9,277)	102,597	709	—	94,029

Net income (loss)	$180,162	$190,548	$3,249	$(193,797)	$180,162

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,783,798	$31,005	$(10,137)	$1,804,666
Cost of sales	—	1,479,412	26,864	(10,137)	1,496,139

Gross profit	—	304,386	4,141	—	308,527
Selling, general and administrative expenses	1,537	50,144	2,313	—	53,994

Income (loss) from operations	(1,537)	254,242	1,828	—	254,533
Interest expense	(2,036)	(15,831)	—	—	(17,867)
Other income (expense), net	155,760	(1,138)	51	(154,997)	(324)

Income (loss) before income taxes	152,187	237,273	1,879	(154,997)	236,342
Provision for (benefit from) income taxes	(1,008)	83,481	674	—	83,147

Net income (loss)	$153,195	$153,792	$1,205	$(154,997)	$153,195

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$180,162	$190,548	$3,249	$(193,797)	$180,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	661	59,443	2,531	—	62,635
Provision for bad debts	—	686	—	—	686
Gain from disposition of fixed assets	—	2,346	—	—	2,346
Deferred tax expense	9,082	—	535	—	9,617
Equity in income of joint venture	—	—	(1,731)	—	(1,731)
Write-off of debt issuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(278,452)	32,745	8,440	193,797	(43,470)

Net cash provided by (used for) operating activities	(88,547)	289,391	13,024	—	213,868
Additions to property, plant and equipment	—	(98,989)	(1,670)	—	(100,659)
Additions to equity investment	—	—	(4,574)	—	(4,574)
Purchase of short-term investments	(134,625)	—	—	—	(134,625)
Sales and maturities of short-term investments	34,350	—	—	—	34,350
Settlements of futures contracts	—	(27,520)	—	—	(27,520)
Other	—	20	—	—	20

Net cash used for investing activities	(100,275)	(126,489)	(6,244)	—	(233,008)
Intercompany financing	162,913	(162,954)	41	—	—
Proceeds from exercise of stock options	1,404	—	—	—	1,404
Dividends paid	(6,192)	—	—	—	(6,192)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt issuance costs	(4,328)	—	—	—	(4,328)

Net cash used for (provided by) financing activities	146,982	(162,954)	41	—	(15,931)
Net increase (decrease) in cash and cash equivalents	(41,840)	(52)	6,821	—	(35,071)
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$190,117	$99	$12,608	$—	$202,824

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$153,195	$153,792	$1,205	$(154,997)	$153,195
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,100	58,719	1,930	—	61,749
Recovery of bad debts	—	(2,586)	18	—	(2,568)
Loss from disposition of fixed assets	—	1,773	21	—	1,794
Deferred tax expense	(1,008)	31,532	3	—	30,527
Equity in loss of joint venture	—	—	267	—	267
Write off of debt issuance costs	646	—	—	—	646
Net changes in working capital and other	(220,458)	(7,600)	2,577	154,997	(70,484)

Net cash provided by (used for) operating activities	(66,525)	235,630	6,021	—	175,126
Additions to property, plant and equipment	—	(57,686)	(3,046)	—	(60,732)
Other	—	43	—	—	43

Net cash used for investing activities	—	(57,643)	(3,046)	—	(60,689)
Intercompany financing	178,030	(177,882)	(148)	—	—
Proceeds from exercise of stock options	966	—	—	—	966
Dividends paid	(4,551)	—	—	—	(4,551)
Proceeds from borrowings				—
Repayments of borrowings	(30,900)	—	—	—	(30,900)

Net cash used for (provided by) financing activities	143,545	(177,882)	(148)	—	(34,485)
Net increase in cash and cash equivalents	77,020	105	2,827	—	79,952
Cash and cash equivalents at beginning of period	39,312	70	4,014	—	43,396

Cash and cash equivalents at end of period	$116,332	$175	$6,841	$—	$123,348

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

RECENT DEVELOPMENTS

On April 18, 2006, we announced that we had entered into a Memorandum of Understanding (“MOU”) to develop an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Government of The Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is initially estimated to be approximately $1.5 billion. The size, scope, and cost of the project are subject to further definition in connection with a detailed feasibility study that we are currently performing. It is expected that the project will be financed through a project financing arrangement. The preliminary project schedule contemplates that construction would start in late 2007 and that the project would start operations in late 2010.

In early September 2006, we encountered mechanical problems with a compressor and related equipment at one of our ethylene units in Lake Charles, Louisiana, resulting in an unscheduled shutdown of that unit. While the unit was down, we completed a maintenance turnaround of that unit that was scheduled for late 2006 or early 2007. During the unit’s shut-down, we also completed portions of our previously announced project to upgrade the feedstock flexibility at our ethylene plant, which is expected to reduce energy costs and provide for additional ethylene capacity. The unit was successfully restarted in late October and resumed full production. We expect to incur approximately $3.0 million in maintenance expense and $25 million to $30 million in turnaround costs which will be capitalized.

On October 4, 2006 we announced that we had concluded an agreement with Georgia Gulf Corporation to supply them vinyl chloride monomer (VCM). This new agreement replaces a prior contract we had with a subsidiary of Royal Group Technologies Ltd. (Royal), which Georgia Gulf recently acquired. The new agreement also terminates litigation pending in court in Toronto, Ontario, that arose in March 2006 between us and Royal regarding the prior contract. See the discussion regarding the dispute settlement in Note 13 to the consolidated financial statements.

On October 9, 2006, one of our subsidiaries entered into a definitive agreement to purchase Eastman Chemical Company’s polyethylene and Epolene® polymers businesses, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas. The purchase price is $255.0 million in cash, which includes working capital, and is subject to working capital adjustments. The transaction is expected to close in the fourth quarter of 2006, subject to standard closing conditions including regulatory review. The business and assets to be acquired in this transaction generated approximately $680 million in revenue during 2005. The polyethylene business and associated operating facilities have a capacity of 1,125 million pounds per year of polyethylene. This capacity is comprised of 700 million pounds per year of low density polyethylene (LDPE) and 425 million pounds of linear low density polyethylene (LLDPE). After the closing of the transaction, our total polyethylene capacity will be in excess of 2.5 billion pounds per year. We will also acquire technology for the production of specialty polyolefin polymers including: acrylate co-polymers; Epolene® polymers for the adhesives, coatings and other consumer products markets; and Energx technology for LLDPE, which is designed to provide enhanced strength and performance properties. We believe that the acquisition of these assets is an excellent strategic fit and will further strengthen our position in the North American polyethylene market and increase our ability to provide an improved overall product mix and new technology.

RESULTS OF OPERATIONS

Selected Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions of dollars, except per share data)
Net sales to external customers
Olefins
Polyethylene	$188.0	$188.9	$583.9	$526.5
Ethylene, styrene and other	173.5	142.3	466.0	498.8

Total olefins	361.5	331.2	1,049.9	1,025.3
Vinyls
Fabricated finished goods	163.0	153.8	485.3	425.1
VCM, PVC and other	147.9	120.4	425.3	354.3

Total vinyls	310.9	274.2	910.6	779.4

	$672.4	$605.4	$1,960.5	$1,804.7

Income (loss) from operations
Olefins	$41.9	$45.1	$163.4	$139.5
Vinyls	48.9	28.9	147.6	121.5
Corporate and other	(3.8)	(3.9)	(6.3)	(6.5)

Total income from operations	87.0	70.1	304.7	254.5
Interest expense	(3.4)	(5.8)	(13.3)	(17.9)
Debt retirement cost			(25.9)	(0.6)
Other income, net	3.3	0.8	8.7	0.3
Provision for income taxes	(25.2)	(21.6)	(94.0)	(83.1)

Net income	$61.7	$43.5	$180.2	$153.2

Earnings per share (diluted)	0.95	0.67	2.76	2.35

	Three Months Ended September 30,		Nine Months Ended September 30,
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins (1)	+19.8%	-11.3%	+17.3%	-7.9%
Vinyls (2)	+11.4%	+1.8%	+13.2%	+3.2%
Company average	+15.7%	-5.3%	+15.1%	-2.7%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabrication products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average industry prices (1)
Ethane (cents/lb)	25.5	23.1	22.5	19.4
Propane (cents/lb)	26.0	22.9	24.4	20.4
Ethylene (cents/lb) (2)	50.7	41.2	49.2	40.3
Low density polyethylene (cents/lb) (3)	78.7	65.2	76.6	65.1
Linear low density polyethylene (cents/lb) (4)	70.7	57.2	68.6	57.1
Styrene (cents/lb) (5)	70.1	60.3	64.1	62.1
Caustic ($/short ton) (6)	361.7	390.0	393.1	372.3
Chlorine ($/short ton) (7)	332.5	350.0	332.5	343.3
VCM (cents/lb) (8)	43.9	38.6	43.4	38.2
PVC (cents/lb) (9)	61.3	53.2	61.4	53.7

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of LDPE general purpose film over the period as reported by CMAI.
(4)	Represents average North American contract prices of LLDPE butene film over the period as reported by CMAI.
(5)	Represents average North American spot prices of styrene over the period as reported by CMAI.
(6)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(7)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(8)	Represents North American contract prices of VCM over the period as reported by CMAI.
(9)	Represents North American contract prices of PVC over the period as reported by CMAI.

Overview

We earned net income of $61.7 million, or $0.95 per diluted share, for the third quarter of 2006, an increase of 41.8% from the third quarter of 2005 net income of $43.5 million, or $0.67 per diluted share. Income from operations was $87.0 million on net sales of $672.4 million for the third quarter of 2006. This compares favorably with third-quarter 2005 income from operations of $70.1 million on net sales of $605.4 million. The improvement in income from operations was primarily the result of increased selling prices, which outpaced higher feedstock costs, and improved feedstock trading results. The improvement in income from operations was partially offset by lower production volumes and higher maintenance expense due to an unscheduled outage at one of our ethylene units at Lake Charles, Louisiana. Sales increased $67.0 million, or 11.1%, over the third quarter of 2005. In addition, our income from operations margin increased to 12.9% in the third quarter of 2006 from 11.6% in the third quarter of 2005.

For the nine months ended September 30, 2006, net income was $180.2 million, or $2.76 per diluted share, which included an after-tax charge of $16.3 million, or $0.25 per diluted share, related to debt retirement costs incurred in the first quarter of 2006. For the first nine months of 2005, net income was $153.2 million and earnings per share was $2.35 per diluted share. Net sales increased $155.8 million, or 8.6%, to $1,960.5 million for the nine months ended September 30, 2006 from the $1,804.7 million reported for the nine months ended September 30, 2005. Income from operations was $304.7 million for the nine months ended September 30, 2006 as compared to $254.5 million for the nine months ended September 30, 2005. The year to date increases were primarily due to higher selling prices, which outpaced higher feedstock and natural gas costs, and improved feedstock trading results. These increases were partially offset by lower production volumes and higher maintenance expense due to a maintenance turnaround at our facility in Calvert City, Kentucky and the unscheduled outage at one of our ethylene units at Lake Charles, Louisiana. Year to date net income for 2006 also benefited from lower interest expense resulting from lower interest rates due to the refinancing completed in the first quarter of 2006. Additionally, net income for the three months and nine months ended September 30, 2006 benefited from adjustments to deferred income taxes and ETI, which reduced income tax expense and increased net income by $3.7 million, or $0.06 per diluted share.

Third Quarter 2006 Compared with Third Quarter 2005

Net Sales. Net sales increased by $67.0 million to $672.4 million in the third quarter of 2006 from $605.4 million in the third quarter of 2005. This increase was primarily due to price increases for all of our major products and higher sales volumes for styrene and PVC resin. These increases were partially offset by lower sales volumes for ethylene, polyethylene, PVC pipe and VCM. Higher selling prices largely resulted from higher raw material costs that were passed through to our customers. The decreased sales volumes for polyethylene, PVC pipe and VCM were primarily due to lower demand. Demand for many of our products typically declines when prices are falling as prices did in the latter half of the third quarter of 2006 as customers draw down their own inventories until prices stabilize. Merchant ethylene sales volumes were also lower primarily due to the unscheduled outage at our Lake Charles ethylene facility. PVC resin sales volumes increased due to the supply of additional volumes from our Geismar, Louisiana facility.

Gross Margin. Gross margin percentage increased to 16.2% in the third quarter of 2006 from 14.7% in the third quarter of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for styrene and PVC resin. These increases were partially offset by higher raw material costs for ethane and propane and the negative impact of the unscheduled outage at our Lake Charles ethylene unit. Our raw material costs in both segments normally track industry prices, which experienced an increase of 10.2% for ethane and 13.6% for propane as compared to the third quarter of 2005. Our third quarter raw material costs benefited from improved feedstock related trading results (see Note 10 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 15.4%, in the third quarter of 2006 as compared to the third quarter of 2005. The increase was primarily due to the settlement in the third quarter of 2005 pursuant to which Goodrich paid the Company $3.1 million, including interest, in settlement of past due amounts. This reimbursement resulted in a reduction of $2.6 million in selling, general and administrative expense in the third quarter of 2005 (see Note 13 to the consolidated financial statements).

Interest Expense. Interest expense in the third quarter of 2006 decreased by $2.4 million to $3.4 million from $5.8 million in the third quarter of 2005 primarily due to lower average interest rates and decreased borrowings. Average interest rates were lower due to the refinancing completed in the first quarter of 2006.

Other Income, Net. Other income increased by $2.5 million to $3.3 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005 primarily due to higher interest income associated with higher cash balances and higher interest rates and increased equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 29.0% in the third quarter of 2006 as compared to 33.2% in the third quarter of 2005. The effective rate is below the statutory rate primarily due to adjustments to deferred income taxes and ETI, which reduced income tax expense by $3.7 million in the third quarter of 2006. The rate for the third quarter of 2005 was also below the statutory rate primarily due to a $2.3 million adjustment to deferred taxes in that period.

Olefins Segment

Net Sales. Net sales increased by $30.3 million, or 9.1%, to $361.5 million in the third quarter of 2006 from $331.2 million in the third quarter of 2005. This increase was primarily due to price increases for all major products and increased sales volumes for styrene. These increases were partially offset by lower sales volumes for ethylene and polyethylene. Average selling prices for the Olefins segment increased by 19.8% in the third quarter of 2006 as compared to the third quarter of 2005. Higher selling prices were primarily the result of higher raw material costs that were passed through to customers. Ethylene production, and as a consequence ethylene sales, were lower due to the unscheduled outage at our Lake Charles ethylene facility, and polyethylene sales volumes decreased due to lower demand. As mentioned above, our customers will typically draw down their own inventories in periods of declining prices, which was the case in the latter half of the third quarter of 2006.

Income from Operations. Income from operations decreased by $3.2 million, or 7.1%, to $41.9 million in the third quarter of 2006 from $45.1 million in the third quarter of 2005. This decrease was primarily due to a 11.3% decrease in sales volumes for all of our Olefins products and the negative impact of the unscheduled outage at our Lake Charles ethylene unit. The unplanned outage resulted in higher maintenance costs and lower fixed cost absorption which lowered overall segment margins.

Vinyls Segment

Net Sales. Net sales increased by $36.7 million, or 13.4%, to $310.9 million in the third quarter of 2006 from $274.2 million in the third quarter of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes of PVC resin. Average selling prices for the Vinyls segment increased by 11.4% in the third quarter of 2006 as compared to the third quarter of 2005. We were able to pass along to customers the increase in propane prices that occurred during the third quarter, and as a result, sales prices for the segment were higher. PVC resin sales volumes increased largely due to additional volumes from the Geismar facility. These increases were partially offset by lower sales volumes for PVC pipe and VCM. PVC pipe sales volumes were higher in the third quarter of 2005 as customers were buying large volumes before and after hurricanes Katrina and Rita hit the U.S. Gulf Coast. This phenomenon did not reoccur in the third quarter of 2006. VCM sales volumes were down due to lower demand.

Income from Operations. Income from operations increased by $20.0 million, or 69.2%, to $48.9 million in the third quarter of 2006 from $28.9 million in the third quarter of 2005. This increase was primarily due to overall higher selling prices and higher sales volumes for PVC resin. These increases were partially offset by lower sales volumes for PVC pipe, as explained above, and VCM as well as increased raw material costs.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net Sales. Net sales increased by $155.8 million to $1,960.5 million in the first nine months of 2006 from $1,804.7 million in the first nine months of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for PVC resin. These increases were partially offset by lower sales volumes for ethylene, polyethylene, PVC pipe and VCM. Higher selling prices largely resulted from higher raw material costs that were passed through to our customers. Merchant ethylene sales volumes were lower due to the increase in internal ethylene consumption at our Geismar facility. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility.

Gross Margin. Gross margin percentage increased to 18.6% in the first nine months of 2006 from 17.1% in the first nine months of 2005. This increase was primarily due to price increases for most of our major products and higher sales volumes for PVC resin. These increases were partially offset by lower sales volumes for ethylene, polyethylene, PVC pipe and VCM, higher raw material costs of ethane and propane and lower production volumes and higher maintenance expense due to the unscheduled outage at our Lake Charles ethylene unit and the maintenance turnaround at Calvert City. Our raw material costs in both segments normally track industry prices, which experienced an increase of 15.7% for ethane and 19.9% for propane as compared to the first nine months of 2005. Our raw material costs benefited from improved feedstock related trading results (see Note 10 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million, or 12.4%, in the first nine months of 2006 as compared to the first nine months of 2005. The increase was primarily due to higher professional fees, the Goodrich settlement in 2005 (see Note 13 to the consolidated financial statements), increased headcount, increased variable compensation and higher sales commissions.

Interest Expense. Interest expense in the first nine months of 2006 decreased by $4.6 million to $13.3 million from $17.9 million in the first nine months of 2005. Average interest rates were lower in the first nine months of 2006 due to the issuance of $250.0 million aggregate principal amount of 6 5/8% senior notes on January 13, 2006 and the redemption of the $247.0 million aggregate principal amount of 8 3/4% senior notes in February 2006. Average debt balances were also lower during the first nine months of 2006.

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

Other Income, Net. Other income increased by $8.4 million to $8.7 million in the first nine months of 2006 from $0.3 million in the first nine months of 2005 primarily due to higher interest income associated with higher cash balances and higher interest rates and increased equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 34.3% in the first nine months of 2006 as compared to 35.2% in the first nine months of 2005. The current year rate is below the statutory rate primarily due to adjustments to deferred income taxes and ETI, which reduced income tax expense by $3.7 million in the third quarter of 2006. Excluding these adjustments, the effective tax rate for the first nine months of 2006 would have been 35.6%. The 2005 rate also includes an adjustment to deferred tax of $2.3 million. Excluding this adjustment, the rate for the first nine months of 2005 would have been 36.1%. The adjusted effective tax rates for 2006 and 2005 are higher than the statutory rate primarily due to state income taxes and reflects a tax benefit of approximately 1.0% related to the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $24.6 million, or 2.4%, to $1,049.9 million in the first nine months of 2006 from $1,025.3 million in the first nine months of 2005. This increase was primarily due to higher sales prices throughout the Olefins segment, which were partially offset by lower sales volumes for most products. Average selling prices for the Olefins segment increased by 17.3% in the first nine months of 2006 as compared to the first nine months of 2005. Higher selling prices were primarily the result of our ability to pass along higher raw material costs to our customers. Overall sales volumes for the Olefins segment decreased 7.9% due to an increase in the internal requirements for ethylene at our Geismar facility (which is part of our Vinyls segment) and due to lower demand for some of our Olefins products as explained earlier.

Income from Operations. Income from operations increased by $23.9 million, or 17.1%, to $163.4 million in the first nine months of 2006 from $139.5 million in the first nine months of 2005. This increase was primarily due to price increases throughout the Olefins segment which resulted in higher profit margins for polyethylene and ethylene, despite higher raw material costs for ethane and propane. This increase was partially offset by lower sales volumes and higher expenses related to the unscheduled outage and maintenance turnaround at one of our Lake Charles ethylene units. The year to date results also benefited from improved feedstock trading results.

Vinyls Segment

Net Sales. Net sales increased by $131.2 million, or 16.8%, to $910.6 million in the first nine months of 2006 from $779.4 million in the first nine months of 2005. This increase was primarily due to higher selling prices for all of our major Vinyls products and higher sales volumes of PVC resin. Average selling prices for the Vinyls segment increased by 13.2% in the first nine months of 2006 as compared to the first nine months of 2005. We were able to pass along the increase in propane prices and as a result had higher sales prices for the segment. Overall, the Vinyls segment sales volumes increased 3.2% compared to the first nine months of 2005 as a result of higher PVC resin sales which more than offset the decline in VCM, PVC pipe and PVC fabricated product sales volumes. PVC resin sales volumes increased primarily due to additional volumes from the Geismar facility. PVC pipe sales volumes were higher in the third quarter of 2005 as customers were buying large volumes before and after the two major hurricanes that hit the U.S. Gulf Coast. This phenomenon did not reoccur in the third quarter of 2006. VCM sales volumes were down due to lower demand.

Income from Operations. Income from operations increased by $26.1 million, or 21.5%, to $147.6 million in the first nine months of 2006 from $121.5 million in the first nine months of 2005. This increase was primarily due to higher selling prices for most of our Vinyls products and higher sales volumes for PVC resin. These increases were partially offset by higher raw material costs, lower production volumes and higher maintenance expense related to the planned maintenance turnaround at our Calvert City facility that occurred in May 2006.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Cash Flows

Operating Activities

Operating activities provided cash of $213.9 million in the first nine months of 2006 compared to $175.1 million in the same period in 2005. The $38.8 million increase in cash flows from operating activities was primarily due to improvements in net income and favorable changes in working capital, which were partially offset by debt retirement costs of $25.9 million, turnaround costs of $26.7 million and unscheduled maintenance expense of $3.1 million. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $18.8 million in the first nine months of 2006, compared to $63.8 million of cash used in the first nine months of 2005. This change represents a decrease in cash use of $45.0 million. In the first nine months of 2006, accounts receivable increased by $33.0 million largely due to higher sales prices, and in some cases higher volumes, while inventory decreased by $26.9 million. Accounts payable and accrued liabilities (excluding those accruals that are included in the section “Cash flows from investing activities”) decreased by $12.5 million during the first nine months of 2006 primarily due to lower feedstock purchases as a result of the unscheduled outage at our Lake Charles ethylene unit.

Investing Activities

Net cash used for investing activities during the first nine months of 2006 was $233.0 million as compared to $60.7 million in the first nine months of 2005. Capital expenditures were $100.7 million in the first nine months of 2006 as compared to $60.7 million in the first nine months of 2005. The increase in capital expenditures was primarily due to a project designed to upgrade the feedstock flexibility in our ethylene plant and a project to expand our ethylene capacity. The remaining capital expenditures in the first nine months of 2006 primarily related to maintenance, safety and environmental projects. The capital expenditures in the first nine months of 2005 primarily related to maintenance, safety and environmental projects. The additions to equity investments of $4.6 million in the first nine months of 2006 relate to the additional equity interest purchased in Suzhou Huasu Plastics Co. Ltd., our joint venture in China, as discussed previously. We also invested $100.3 million in auction rate securities during the third quarter of 2006 as part of our cash investment strategy. In addition, almost all of the cash settlement of derivative instruments in the first nine months of 2006 related to derivative losses recognized in 2005.

Financing Activities

Net cash used by financing activities during the first nine months of 2006 was $15.9 million as compared to $34.5 million in the first nine months of 2005. During the first nine months of 2006, we received proceeds from new debt of $249.2 million, which was offset as we repaid debt of $256.0 million and paid dividends of $6.2 million. We also incurred $4.3 million in costs associated with the refinancing that were capitalized and that will be amortized over the term of the new debt. During the first nine months of 2005 we used $30.9 million to repay debt and $4.6 million to pay dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowing availability under our revolving credit facility and access to and availability of long-term financing.

Cash and Short-term investments

Cash balances and short-term investments totaled $303.1 million at September 30, 2006 compared to $237.9 million of cash balances at December 31, 2005. There were no short-term investments at December 31, 2005. On October 9, 2006, one of our subsidiaries entered into an agreement to purchase Eastman Chemical Company’s polyethylene and Epolene® polymers businesses and related assets for $255.0 million in cash, subject to adjustment. The transaction is expected to close in 2006. We believe the September 30, 2006 cash and short-term investment levels are adequate to fund our short-term cash requirements.

Debt

Our present debt structure is used to fund our business operations, and our revolving credit facility is a source of liquidity. On January 6, 2006, we amended our senior secured revolving credit facility to, among other things, increase the commitment from $200.0 million to $300.0 million and generally reduce the interest payable. After the amendment, effective January 6, 2006, any borrowings under the revolving credit facility bear interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

As of September 30, 2006, our long-term debt, including current maturities, totaled $260.1 million, consisting of $249.2 million principal amount of 6 5/8% senior notes due 2016 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by an $11.3 million letter of credit). Debt outstanding under the tax-exempt bonds bears interest at variable rates.

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

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.04 per share). The 6 5/8% senior notes indenture does not allow distributions, including dividends and certain other restricted payments unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $431.6 million at September 30, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	timing of the transaction with Eastman and the integration of the acquired business with our existing businesses;

•	impact of the transaction with Eastman on our position in the North American polyethylene market and our ability to provide an improved overall product mix and new technology;

•	anticipated future results of operations;

•	industry outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2006, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have increased our income before taxes by $2.5 million, a hypothetical $1.00 increase in the price of a barrel of crude oil would have decreased our income before taxes by $0.3 million and a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in the consolidated financial information appearing elsewhere in this report.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2006, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our tax-exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2006 was 3.88%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2006, we had $249.2 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), filed on February 23, 2006, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 13 to Consolidated Financial Statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A. Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	—	—	N/A	N/A
August 2006	—	—	N/A	N/A
September 2005	3,751	$29.807	N/A	N/A

	3,751	$29.807	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6. Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake NG II Corporation and Eastman Chemical Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006).

10.1	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2006).

10.2	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2006).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: November 3, 2006	By:	/s/ Albert Chao
Albert Chao President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	By:	/s/ John D. Gibbons
John D. Gibbons Senior Vice President and Chief Financial Officer (Principal Financial Officer)