Form 10-K
period 2006-12-31
WESTLAKE CHEMICAL CORP
filed 2007-02-26
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2006, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on that date of $29.80 on the New York Stock Exchange was approximately $570 million.

There were 65,270,526 shares of the registrant’s common stock outstanding as of February 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2007 Annual Meeting of Stockholders to be held on May 18, 2007.

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

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2006. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 23 plants, constructing six new plants (including our joint venture in China) and completing numerous capacity or production line expansions. On November 30, 2006, we acquired Eastman Chemical Company’s (“Eastman”) polyethylene and Epolene® polymers business, related assets and a 200 mile, ten inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are located in Longview, Texas (“Longview facilities”). The polyethylene business and associated operating facilities have a capacity of 1,125 million pounds per year of polyethylene.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. We have 10.9 billion pounds per year of active aggregate production capacity at 15 manufacturing sites in North America. We also have a 58% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facilities in Lake Charles, Louisiana, and polyethylene and Epolene® at our Longview facilities. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and an Epolene® plant at our Longview facility. The following table illustrates our production capacities by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,400	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	1,500	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, housewares, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE, and High-Density Polyethylene, or HDPE	980	Heavy-duty films and bags, general purpose liners (LLDPE); thin-walled food tubs, housewares, pails, totes and crates (HDPE)

Styrene	485	Disposables, packaging material, appliances, paints and coatings, resins and building materials

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.4 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facilities, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. We completed a major turnaround at one of our ethylene plants in Lake Charles in the fourth quarter of 2006.

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

We are the third largest producer of LDPE in North America based on capacity and, in 2006, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the combined capacity to produce 980 million pounds of either LLDPE or HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to external customers as a final product in pellet form. We produce LDPE at one plant in Lake Charles and two plants in Longview, and we produce LLDPE and HDPE in one plant at Lake Charles and one plant in Longview. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

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

Feedstocks

We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane and butane, a heavier feedstock. We continue to seek ways to minimize our feedstock cost by increasing our ability to use alternative feedstocks. We receive ethane, propane and butane at our Lake Charles facilities through several pipelines from a variety of suppliers in Texas and Louisiana.

In addition to our internally supplied ethylene, we also acquire ethylene from Eastman pursuant to a three-year contract to supply a portion of our ethylene requirements in Longview. In addition, we acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at both the Lake Charles complex and the Longview complex via rail car from several suppliers. We receive benzene via pipeline pursuant to short-term arrangements. The butene and hexene contracts expire over the next one to three years and some are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest purchasers of film and flexible packaging. In 2006, one contract customer in our Olefins segment accounted for 11% of segment net sales.

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

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and patio door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facilities include an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar facilities include an EDC plant, a VCM plant and a PVC plant. We also own 11 PVC fabricated product facilities and a 58% interest in a joint venture in China that produces PVC resin and film. The following table illustrates our production capacities by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,400	Construction materials including pipe, siding, profiles for windows and doors, film for packaging and other consumer applications

VCM	1,900	PVC

Chlorine	410	VCM, organic/inorganic chemicals, bleach

Caustic Soda	450	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	915	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 130 million pounds of PVC film and 286 million pounds of PVC resin from the joint venture in China (in which we have a 58% interest).

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

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facilities and 600 million pounds per year at our Geismar facilities. The majority of our VCM is used internally in our PVC operations. Most of the remainder of our VCM production is sold under long-term contracts with external customers.

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

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and, in 2006, we produced approximately 54% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production. We completed a major turnaround at our ethylene plant in Calvert City in the second quarter of 2006.

Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and patio door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and patio door profiles under the “Westech Building Products” brand. All of our fabricated products production is sold to external customers.

China Joint Venture. We own a 58% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are Norway’s Norsk Hydro ASA and two local Chinese chemical companies. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 130 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 286 million pounds of PVC resin. In 2006, we increased our ownership interest in this joint venture from 43% to 58%.

Feedstocks

We are highly integrated along our vinyls production chain. We produce most of the ethylene and all of the VCM and PVC used in our Vinyls business, and approximately 37% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our chlor-alkali production from the Tennessee Valley Authority under a long-term contract.

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

Marketing, Sales and Distribution

We are a leading manufacturer of PVC fabricated products in the geographic regions where we operate. We sell a majority of our PVC pipe through a combination of manufacturer’s representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal salaried sales force to market and sell our fence, window and patio door profiles.

We sell substantially all of our caustic soda production to external customers, concentrating on customers who can receive the product by barge over the Mississippi, Tennessee and Ohio Rivers to minimize transportation costs. In 2006, two customers in our Vinyls segment accounted for 26% of segment net sales, each accounting for 13%.

Competition

Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other large and medium-sized producers including Oxy Vinyls, LP, Shintech, Inc., Georgia Gulf Corporation and Formosa Plastics Corporation.

Competition in the fabricated products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the fabricated products market with other medium and large-sized producers and fabricators including J-M Manufacturing Company, Inc., Diamond Plastics Corporation, National Pipe & Plastics, Inc. and PW Eagle, Inc. J-M Manufacturing Company, Inc. and PW Eagle, Inc. have recently announced a merger transaction. We are a leading manufacturer of PVC pipe by volume in the geographic areas served by our North American Pipe Corporation subsidiary. We believe that we are the second largest manufacturer of PVC fence and deck components by volume in the United States.

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

We are subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require us to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of our production sites have a history of industrial use, it is impossible to predict precisely what effect these requirements will have on us.

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex. In mid-1997 we began operating (pursuant to contract) a certain piece of groundwater remediation equipment at the complex owned by Goodrich.

For a number of years, PolyOne has asserted that our operations after the 1990 and 1997 acquisitions have contributed to the contamination. In May 2003, Goodrich asserted that we are responsible for a portion of the costs of treating the complex’s contaminated groundwater. Goodrich then began withholding payment of 45% of the monthly costs incurred by us to operate certain remediation equipment.

In October 2003, we sued Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover our unpaid invoices for providing these services. Goodrich filed a counterclaim against us and a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, counterclaims against Goodrich, and cross-claims against us, in which it alleged, among other things, that Goodrich and we had conspired to defraud PolyOne.

In March 2005, the court dismissed PolyOne’s claims against us and granted our motion for summary judgment on our breach of contract claim against Goodrich. In July 2005, Goodrich agreed to pay us all past due amounts, including interest, in the amount of $3.1 million. This reimbursement is reflected in the consolidated statement of operations for the year ended December 31, 2005, resulting in a $2.6 million reduction of selling, general and administrative expenses and $0.5 million of interest income. Goodrich further agreed to timely and fully pay us for all future services. Goodrich reserved the right to seek reconsideration of the court’s order, which, if granted, could require us to reimburse Goodrich for its payments to us under the July 2005 agreement. The case is continuing with respect to Goodrich’s counterclaim against us and the claims between Goodrich and PolyOne. A court-ordered mediation is expected to occur in early 2007 and trial is set for October 2007.

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since we acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, we have spent approximately $23.3 million through December 31, 2006 in operating this equipment, all of which has been reimbursed to us by Goodrich. Goodrich is continuing to reimburse us on a monthly basis as ongoing expenses for these services are incurred. The costs incurred to operate the groundwater remediation equipment were $3.4 million in 2006.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne and the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to us.

In January 2004, the Cabinet notified us that our ownership of a closed landfill (known as former Pond 4) requires us to submit an application for our own permit under RCRA. This could require us to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. We challenged the Cabinet’s January 2004 order and have obtained several extensions to submit the required permit application, which is now due in March 2007. In October 2006, the Cabinet notified Goodrich and us that both were “operators” of former Pond 4 under RCRA, and ordered us to jointly submit an application for a RCRA permit no later than April 2007. Goodrich and Westlake have both challenged the Cabinet’s October 2006 order.

All of these administrative proceedings have been consolidated. At a hearing on February 9, 2007, the administrative law judge vacated the hearing date and set a status conference for May 18, 2007 based on the fact that the parties are engaged in settlement discussions.

Litigation Related to the Administrative Proceedings. We have the contractual right to reconvey title to former Pond 4 back to Goodrich, and we have tendered former Pond 4 back to Goodrich under this provision. In March 2005, we sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify us for costs we incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to us. Goodrich moved to dismiss our suit against it, we filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. All three motions are pending.

PolyOne filed a separate lawsuit against us in March 2005 in the United States District Court for the Western District of Kentucky seeking to require us to apply for our own RCRA permit. Purportedly brought under the “citizen suit” provisions of RCRA, PolyOne’s suit involves the same issues raised in the Goodrich and PolyOne challenges to the RCRA permit discussed above. We filed a motion to dismiss PolyOne’s suit, which is pending.

Monetary Relief. Neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. Any monetary liabilities that we might incur with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material. However, we are not in a position at this time to state what effect, if any, the resolution of these proceedings could have on our financial condition, results of operations, or cash flows.

Environmental Investigations. In 2002, the EPA’s National Enforcement Investigations Center, or NEIC, investigated our manufacturing complex in Calvert City. In early 2004, the NEIC investigated our nearby PVC plant. The EPA subsequently submitted information requests to us under the Clean Air Act and RCRA. We met with the EPA in June 2004 to attempt to voluntarily resolve the notices of violation that were issued to us for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. We expect that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a portion of the expenditures that we would agree to make for certain “supplemental environmental projects.” We have recorded an accrual for a probable loss related to monetary penalties and other items to be expensed; however, based on correspondence from the EPA, we reduced our loss accrual by $1.5 million during the fourth quarter of 2006. This benefit is classified in cost of sales. Although the ultimate amount of liability is not ascertainable, based on correspondence with the EPA, we believe that the accrual is adequate and the ultimate resolution of such matters will not be material.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time.

In 2006, we made capital expenditures of $4.6 million related to environmental compliance. We estimate that we will make capital expenditures of $17.1 million in 2007 and $17.6 million in 2008, respectively. A significant percentage of the 2007 and 2008 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2006, we had 2,056 employees, 893 contractors and 4 consultants in the following areas:

Category	Number
Olefins segment	1,302
Vinyls segment	1,549
Headquarters	102

Approximately 12% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. All of the collective bargaining agreements expire in 2009. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology

Historically, our technology strategy has been to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. As part of the acquisition of the Longview facilities, we obtained ownership of a patent portfolio that contains intellectual property related to the polyethylene and Epolene® businesses, as well as the research and development group that developed this intellectual property. This group is expected to continue to help us develop our polyethylene and Epolene® assets. The acquisition of this group does not reduce our need to evaluate and access other third party technology for our Olefins businesses. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers. In 1988, we selected the MW Kellogg technology for our first ethylene plant at our Lake Charles complex. In 1995, we selected the ABB Lummus Crest technology for the second ethylene plant at Lake Charles. In 1990, we selected Mobil/Badger technology for our styrene monomer plant at Lake Charles and in 1996 we selected BP technology for our second Lake Charles polyethylene plant. In 1997, we entered into a corporate-wide technology agreement with Aspen Technology. The Aspen Technology Plantelligence™ includes an advanced process control software system which improves process control and economic optimization. In 1998, we licensed Asahi Chemical membrane technology for our chlor-alkali plant. In 2005, we licensed Badger EBMax technology for our plant in

Lake Charles. Also in 2005, we entered into a license with Nova Chemicals Corporation to use the Novacat-T Catalyst System in connection with the production of polyethylene at our plant in Lake Charles. We have a license with INEOS (successor to BP Chemicals Ltd.) for technology used to produce LLDPE and HDPE that requires us to make annual payments of $3.1 million through 2007. At Longview, we have a paid up license from INEOS for gas phase technology for the production of LLDPE and HDPE, and we license out our patented Energx® technology for LLDPE production on a limited basis.

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

We face increasing competition and pricing pressures in the Olefins segment. Over the next five years some industry forecasts show a 5% per year increase in worldwide ethylene capacity with the largest increase occurring in the Middle East and Asia. Demand is expected to grow 4% per year during this period. As a result, operating rates in the U.S. are expected to peak in 2008 and decline gradually the remainder of the decade primarily due to reduced exports.

Industry forecasts show that North American PVC capacity is projected to increase by 6% in 2008 and 6% in 2009, while it is projected that demand for PVC is expected to increase by 2% per year over the next five years. As a result, operating rates could decline further from peak levels achieved in early 2006.

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

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly over the past several years due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. We typically do not enter into significant hedging arrangements with respect to prices of raw materials. However, we have occasionally entered into short-term contracts in order to hedge our costs for ethane and natural gas. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results.

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

We believe that events in the Middle East have had a particular influence over the past several years and may continue to do so until the situations normalize. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The U.S. residential housing market has weakened significantly during 2006. If the global economy worsens in general, or the U.S. residential housing market in particular, demand for our products and our income and cash flow will be adversely affected.

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

We have four major manufacturing facilities: our olefins complex in Lake Charles, Louisiana, our polyethylene and Epolene® complex in Longview, Texas, our vinyls complex in Calvert City, Kentucky and our vinyls facility in Geismar, Louisiana. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist attacks.

These hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our four major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.

Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets in the United States. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new regulations.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations.

We use large quantities of hazardous substances and generate large quantities of hazardous wastes in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all four of our petrochemical facilities, in Lake Charles, Longview, Calvert City and Geismar, may require improvements to comply with the anticipated wastewater regulations of the synthetic organic chemical manufacturing industries.

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

As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers created certain exclusions for losses from terrorism from our property insurance policies. While separate terrorism insurance coverage is available, premiums for full coverage are very expensive, especially for chemical facilities, and the policies are subject to high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of war and from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain full terrorism insurance, especially given the significant risks that are not covered by such insurance. Where feasible we have secured some limited terrorism insurance coverage on our property where insurers have included it in their overall programs. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities and the facilities themselves, and could become liable for any contamination or for personal or property damage due to exposure to hazardous materials caused by any catastrophic release that may result from a terrorist attack.

We have significant debt, which could adversely affect our ability to operate our business.

As of December 31, 2006, we had total outstanding debt of $260.2 million, which represented approximately 18% of our total capitalization. Our annual interest expense for 2006 was $16.5 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facility and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

We may have difficulties integrating the operations of acquired businesses.

If we are unable to integrate or to successfully manage the Longview facilities we acquired from Eastman or other businesses that we have acquired or that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	timing of the planned maintenance turnarounds at our Lake Charles facility;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas(1)	Polyethylene, Epolene®
Calvert City, Kentucky(2)	PVC, VCM, chlorine, caustic soda, ethylene
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Van Buren, Arkansas	PVC pipe
Bristol, Indiana	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(3)	Window, patio door and fence components
Pawling, New York	Window, patio door and fence components

(1)	We lease the land on which our Longview facilities are located.

(2)	We lease a portion of our Calvert City facilities.

(3)	We lease our Calgary facility.

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

Our Longview, Texas facility consists of three polyethylene plants, an Epolene® polymers plant, and a 200 mile, ten inch ethylene pipeline that runs from Mt. Belvieu, Texas to Longview. The plants are located inside a large Eastman facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facilities. The technologies we use to produce LDPE, LLDPE and HDPE at Longview are the same technologies that we employ at Lake Charles (autoclave LDPE and gas phase LLDPE and HDPE). The Longview facilities have a total capacity of 1.1 billion pounds per year.

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

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2009. See Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2006 pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders (the “Proxy Statement”).

Item 3.	Legal Proceedings

In October 2003, we filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which we supplied and we supply to CITGO hydrogen that we generate as a co-product in our ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against us, asserting that CITGO had overpaid us for hydrogen due to our allegedly faulty sales meter and that we are obligated to reimburse CITGO for the overpayments. In January 2004, we filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. Our claim against CITGO was approximately $8.1 million plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against us was approximately $7.8 million plus interest at the prime rate plus two percentage points and attorneys’ fees. Effective November 21, 2006, the parties agreed to settle the litigation and dismiss their claims. As a result of this settlement, we recorded a benefit of $2.6 million in cost of sales due to a reduction in contingency reserves.

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

None.

Executive Officers of the Registrant

Albert Chao (age 57). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.

James Chao (age 59). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us and served as our first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

David R. Hansen (age 56). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Wayne D. Morse (age 63). Mr. Morse has been a Senior Vice President since 1994 and was named Senior Vice President, Vinyls and Manufacturing in January 2003. In July 2004, he was named Senior Vice President, Vinyls. Mr. Morse joined us in 1990 after 23 years of service with Goodrich Corporation. He held the position of Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/VCM operations. Since joining us, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

M. Steven Bender (age 50). Mr. Bender has been our Vice President and Treasurer since June 2005. On February 23, 2007, Mr. Bender was elected to the additional position of Chief Financial Officer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of Kellogg Brown and Root, Inc., a subsidiary of Halliburton Company, and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

George J. Mangieri (age 56). Mr. Mangieri has been our Vice President and Controller since joining us in April 2000. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Jeffrey L. Taylor (age 53). Mr. Taylor has been our Vice President, Polyethylene, since January 2003. Mr. Taylor joined us in March 2002 as Manager, PE Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Stephen Wallace (age 60). Mr. Wallace joined us in December 2003 as our Vice President and General Counsel and was elected Secretary in July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

Warren W. Wilder (age 49). Mr. Wilder has been our Senior Vice President, Olefins and Styrene, since May 2006. From January 2003 to May 2006, he was our Vice President, Olefins and Styrene. Mr. Wilder joined us in January 2000 as Vice President, Planning and Business Development, and in February 2001, he was appointed Vice President, Polyethylene. Prior to joining us, he was an executive with Koch Industries, Inc. for over 10 years where he held positions in planning and business development, finance, operations and general management, including Vice President, Koch Hydrocarbons from 1996 to 1999. Mr. Wilder holds a B.S. in Chemical Engineering from the University of Washington and an M.B.A. from the University of Chicago.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 20, 2007, there were 71 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2006
4th Quarter	$35.29	$31.13	$0.04000
3rd Quarter	33.29	26.38	0.04000
2nd Quarter	34.77	26.58	0.02750
1st Quarter	36.75	29.03	0.02750

Year Ended December 31, 2005
4th Quarter	$35.50	$26.16	$0.02750
3rd Quarter	32.97	24.55	0.02750
2nd Quarter	33.26	22.29	0.02125
1st Quarter	37.03	30.63	0.02125

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

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	356,284	$20.57	5,547,760
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	356,284	$20.57	5,547,760

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data(1)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$2,484,366	$2,441,105	$1,985,353	$1,423,034	$1,072,627
Gross profit	396,483	443,631	303,185	121,952	80,569
Selling, general and administrative expenses	83,232	76,598	60,238	57,014	64,258
Gain on sale of assets	—	—	(2,049)	—	—
Gain on legal settlement	—	—	—	(3,162)	—
Impairment of long-lived assets(2)	—	—	1,830	2,285	2,239

Income from operations	313,251	367,033	243,166	65,815	14,072
Interest expense	(16,519)	(23,717)	(39,350)	(38,589)	(35,044)
Debt retirement cost	(25,853)	(646)	(15,791)	(11,343)	—
Other income, net(3)	11,670	2,658	2,637	7,620	6,769

Income (loss) before income taxes	282,549	345,328	190,662	23,503	(14,203)
Provision for (benefit from) income taxes	87,990	118,511	69,940	8,747	(7,141)

Net income (loss)	$194,559	$226,817	$120,722	$14,756	$(7,062)

Earnings per share information(4):
Basic	$2.99	$3.49	$2.19	$0.30	$(0.14)
Diluted	$2.98	$3.48	$2.18	$0.30	$(0.14)
Weighted average shares outstanding
Basic	65,133,628	65,008,253	55,230,786	49,499,395	49,499,395
Diluted	65,254,654	65,251,109	55,355,442	49,499,395	49,499,395

Balance Sheet Data (end of period):
Cash and cash equivalents	$52,646	$237,895	$43,396	$37,381	$11,123
Working capital(5)	527,875	597,014	421,723	197,715	158,993
Total assets	2,082,098	1,827,189	1,592,453	1,370,113	1,309,245
Total debt	260,156	266,889	298,089	537,289	533,350
Minority interest	—	—	—	22,100	22,100
Stockholders’ equity	1,173,541	994,106	769,397	445,603	428,519
Cash dividends declared per share	$0.1350	$0.0975	$0.02125	$—	$—

Other Operating Data:
Cash flow from:
Operating activities	$237,184	$318,447	$150,781	$78,087	$(21,326)
Investing activities	(404,336)	(87,590)	(79,963)	(41,581)	(38,686)
Financing activities	(18,097)	(36,358)	(64,803)	(10,248)	(7,690)
Depreciation and amortization	86,262	81,241	81,075	87,293	88,018
Capital expenditures	136,258	85,760	52,710	44,931	43,587
EBITDA(6)	385,330	450,286	311,087	149,385	108,859

External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	1,318	1,237	1,330	1,280	1,199
Ethylene, styrene and other	858	979	1,138	861	767
Vinyls Segment
Fabricated finished products	758	854	660	517	543
VCM, PVC, and other	1,289	1,223	1,097	1,120	1,184

(1)	The historical selected financial and operational data should be read together with item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, and item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	The 2004 impairments related to a PVC plant not in service and Olefins segment assets written down to fair market value. The 2003 impairments related primarily to idled styrene assets and other miscellaneous assets written down to fair market value. The 2002 impairment related to a ceased product business.

(3)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(4)	Does not reflect the issuance of common stock in exchange for preferred stock as part of the internal reorganizations immediately prior to our initial public offering.

(5)	Working capital equals current assets less current liabilities.

(6)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
EBITDA	$385,330	$450,286	$311,087	$149,385	$108,859
Less:
Income tax (provision) benefit	(87,990)	(118,511)	(69,940)	(8,747)	7,141
Interest expense	(16,519)	(23,717)	(39,350)	(38,589)	(35,044)
Depreciation and amortization	(86,262)	(81,241)	(81,075)	(87,293)	(88,018)

Net income (loss)	194,559	226,817	120,722	14,756	(7,062)

Changes in operating assets and liabilities	21,931	41,438	(41,156)	48,245	(19,137)
Equity in income of unconsolidated subsidiary	(1,766)	(94)	(1,379)	(1,510)	(770)
Deferred income taxes	13,852	45,745	65,188	7,112	(4,716)
Impairment of long-lived assets	—	—	1,830	2,285	2,239
Write-off of debt issuance cost	3,623	646	4,153	7,343	—
Loss (gain) from disposition of fixed assets	2,848	4,746	(218)	(2,903)	(2,259)
Amortization of debt issue costs	850	1,456	2,097	887	—
Provision for (recovery of) doubtful accounts	1,287	(2,307)	(456)	1,872	10,379

Cash flow from operating activities	$237,184	$318,447	$150,781	$78,087	$(21,326)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 30 years. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. In 2003 and 2004 the olefins and vinyls markets began a cyclical recovery and operating rates and margins began to increase as economic growth improved and excess capacity was absorbed. These factors resulted in increased industry product margins in 2004, 2005 and 2006.

In our Vinyls segment, industry forecasts estimate that PVC industry operating rates dropped to 75% for the fourth quarter of 2006 from 94% in the third quarter of 2006. This downturn was primarily due to weakness in the residential housing market and a reduction of inventory by PVC converters due to falling prices. The decline started in September 2006 and continued through December 2006. Looking forward, North American PVC capacity is projected to increase by 6% in 2008 and 6% in 2009. Demand for PVC is expected to increase by 2% per year over the next five years. As a result, operating rates could decline from peak levels achieved in early 2006.

In our Olefins segment, industry ethylene operating rates reached a peak of 90% in the second quarter of 2006 and trended down to 87% in the fourth quarter of 2006. Over the next five years some industry forecasts show a 5% per year increase in worldwide ethylene capacity with the largest increase in the Middle East and Asia. Demand is expected to grow 4% per year during this period. Operating rates in the U.S. are expected to peak in 2008 and decline gradually during the remainder of the decade primarily due to reduced exports.

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

Significant volatility in raw material costs tends to put pressure on product margins, as sales price increases generally tend to lag behind raw material cost increases. Conversely, when raw material costs decrease, customers seek relief in the form of lower sales prices. We currently use derivative instruments to reduce price volatility risk on feedstock commodities and lower overall costs. Normally, there is a pricing relationship between a commodity that we process and the feedstock from which it is derived. When this pricing relationship deviates from historical norms, we have from time to time entered into derivative instruments and physical positions in an attempt to take advantage of this relationship.

Our historical results have been significantly affected by our plant production capacity, our efficient use of the capacity and our ability to increase our capacity. Since our inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of our cost of capital and its ability to improve efficiency or reduce operating costs.

On November 30, 2006, we closed the acquisition of Eastman Chemical Company’s polyethylene and Epolene® polymers businesses, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas. The purchase price was $235.0 million in cash, which included working capital, and is subject to working capital adjustments. The polyethylene business and associated operating facilities have a capacity of 1,125 million pounds per year of polyethylene. This capacity is comprised of 700 million pounds per year of low density polyethylene (LDPE) and 425 million pounds of linear low density polyethylene (LLDPE) and high density polyethylene (HDPE). With this acquisition, our total polyethylene capacity is now in excess of 2.5 billion pounds per year. We also acquired technology for the production of specialty polyolefin polymers including: acrylate co-polymers; Epolene® polymers for the adhesives, coatings and other consumer products markets; and Energx® technology for LLDPE and HDPE, which is designed to provide enhanced strength and performance properties. We believe that the acquisition of these assets is an excellent strategic fit, will further strengthen our position in the North American polyethylene market and will increase our ability to provide an improved overall product mix and new technology.

In addition, during 2006 we purchased additional interests in Suzhou Huasu Plastics Co. Ltd., our joint venture in China. All governmental approvals were obtained and the transaction closed in the second quarter of 2006. We increased our ownership percentage from approximately 43% to approximately 58% at a cost of $6.4 million ($1.8 million was paid in the fourth quarter of 2005 and $4.6 million was paid in the second quarter of 2006). We will continue to account for this investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent us from exercising a controlling financial interest over this entity.

On April 18, 2006, we announced that we had entered into a Memorandum of Understanding to develop an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Government of The Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is initially estimated to be approximately $1.5 billion. The size, scope, and cost of the project are subject to further definition in connection with a detailed feasibility study that we are currently performing. It is expected that the project will be financed through a project financing arrangement. The preliminary project schedule contemplates that construction would start in late 2007 and that the project would start operations in late 2010.

In the second quarter of 2006, we completed a major maintenance turnaround in Calvert City. The ethylene and VCM units at Calvert City were down for 16 days while the chlor-alkali and PVC units were down for a shorter period. Sales continued during the turnaround from inventory on hand. In early September 2006, we encountered mechanical problems with a compressor and related equipment at one of our ethylene units in Lake Charles, Louisiana, resulting in an unscheduled shutdown of that unit. While that unit was down, we completed a maintenance turnaround of that unit that was scheduled for early 2007. During the unit’s shut-down, we also completed portions of our previously announced project to upgrade the feedstock flexibility at our ethylene plant, which is expected to reduce energy costs and provide for additional ethylene capacity. The unit was successfully restarted in late October 2006 and resumed full production. As a result of the Lake Charles outage, we incurred approximately $3.1 million in maintenance expense and $27.4 million in turnaround costs which have been capitalized. We are also planning additional major turnarounds during 2007 at our Lake Charles facility. Early in the second quarter of 2007, we expect to shut down one of our ethylene units for approximately 45 days to tie in the project designed to upgrade the feedstock flexibility. In the fourth quarter of 2007, we are planning to complete a major maintenance turnaround at our Lake Charles styrene facility, which is expected to take approximately 35 days.

Results of Operations

Segment Data

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$783,968	$697,662	$601,269
Ethylene, styrene and other	585,612	652,380	649,985

Total olefins	1,369,580	1,350,042	1,251,254

Vinyls
Fabricated finished products	596,461	587,547	394,513
VCM, PVC, and other	518,325	503,516	339,586

Total vinyls	1,114,786	1,091,063	734,099

Total	$2,484,366	$2,441,105	$1,985,353

Intersegment Sales
Olefins	$131,277	$116,822	$53,668
Vinyls	1,077	1,173	553

Total	$132,354	$117,995	$54,221

Income (Loss) from Operations:
Olefins	$160,875	$195,670	$179,587
Vinyls	157,918	179,407	69,723
Corporate and other	(5,542)	(8,044)	(6,144)

Total	$313,251	$367,033	$243,166

Depreciation and Amortization:
Olefins	$51,741	$46,844	$49,213
Vinyls	34,391	34,343	31,671
Corporate and other	130	54	191

Total	$86,262	$81,241	$81,075

Other Income (Expense), Net:
Olefins	$(12)	$(1,933)	$(981)
Vinyls	216	301	121
Corporate and other(1)	(14,387)	3,644	(12,294)

Total	$(14,183)	$2,012	$(13,154)

(1)	Debt retirement costs of $25,853, $646 and $15,791 are included in the years ended December 31, 2006, 2005 and 2004, respectively.

	2006		2005
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	+7.8%	-1.9%	+20.7%	-8.8%
Vinyls(2)	+4.5%	-2.2%	+24.6%	+19.3%
Company average	+6.3%	-2.0%	+21.9%	+2.6%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.

(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabrication products.

	2006	2005	2004
Average industry prices(1)
Ethane (cents/lb)	22.1	21.0	16.9
Propane (cents/lb)	23.9	21.6	17.5
Ethylene (cents/lb)(2)	48.1	44.2	33.8
Polyethylene (cents/lb)(3)	74.4	70.3	58.2
Styrene (cents/lb)(4)	64.8	62.5	58.5
Caustic ($/short ton)(5)	379.2	393.8	175.2
Chlorine ($/short ton)(6)	330.0	346.9	268.1
VCM (cents/lb)(7)	42.5	40.7	32.4
PVC (cents/lb)(8)	60.3	56.8	45.8

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.

(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.

(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents North American contract prices of VCM over the period as reported by CMAI.

(8)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the year ended December 31, 2006, net income was $194.6 million, or $2.98 per diluted share, on net sales of $2,484.4 million. This compares to the year ended December 31, 2005 net income of $226.8 million, or $3.48 per diluted share, on net sales of $2,441.1 million. Results for 2006 included an after-tax charge which reduced net income by $16.3 million, or $0.25 per diluted share, related to the early retirement of debt and a tax benefit which increased net income by $10.2 million, or $0.16 per diluted share. The tax benefit was related to the reversal of various tax accruals due to the resolution of certain tax matters, the refinement of the estimate of deferred income taxes and the extra-territorial exclusion income benefit. Income from operations was $313.3 million for the year ended December 31, 2006 as compared to $367.0 million for the year ended December 31, 2005. For the first nine months of 2006, net income and income from operations were greater than the first nine months of 2005. However, the residential housing market slow down, inventory reduction

(partly due to falling prices and partly due to the lack of hurricane activity on the U.S. gulf coast) and normal seasonal weakness resulted in a very weak fourth quarter of 2006. By comparison, the fourth quarter of 2005 was very strong due in large part to the impact of hurricanes Katrina and Rita. Income from operations during 2006 was also negatively impacted by lower production volumes, higher feedstock costs and higher maintenance expense due to a maintenance turnaround at our facility in Calvert City, Kentucky and the 55-day unscheduled outage at one of our ethylene units at Lake Charles, Louisiana. These negative impacts were partially offset by improved feedstock commodity trading gains of $18.6 million in 2006 compared to a loss of $3.8 million in 2005.

For the year ended December 31, 2005, net income was $226.8 million, or $3.48 per diluted share, on net sales of $2,441.1 million. This compared favorably with the year ended December 31, 2004 net income of $120.7 million, or $2.18 per diluted share, on net sales of $1,985.4 million. Results for 2004 included an after-tax charge of $10.0 million, or $0.18 per diluted share, related to the early retirement of debt. Income from operations was $367.0 million for the year ended December 31, 2005 as compared to $243.2 million for the year ended December 31, 2004. These increases were primarily due to higher sales volumes in the company’s Vinyls segment and higher selling prices for the company’s olefins and vinyls products, which outpaced higher feedstock and energy costs. Net income for 2005 also benefited from lower interest expense resulting from lower debt balances.

2006 Compared with 2005

Net Sales. Net sales increased by $43.3 million, or 1.8%, to $2,484.4 million in 2006 from $2,441.1 million in 2005. This increase was primarily due to higher selling prices for our major products and higher sales volumes for PVC resin and polyethylene which was largely offset by lower sales volumes for ethylene, VCM, and PVC pipe. Higher selling prices largely resulted from higher raw material costs that were generally passed through to customers. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility and polyethylene sales volumes increased primarily due to the acquisition of the Longview facilities. Sales volumes for other major products were down largely due to the slowing market for new home construction, inventory reductions in the second half of 2006 and increased internal consumption of ethylene at our Geismar facility.

Gross Margin. Gross margin percentage decreased to 16.0% in 2006 from 18.2% in 2005. This decrease was primarily due to turnaround maintenance activity and weak demand in the fourth quarter of 2006 for many of our major products as customers generally reduced their inventories. Maintenance costs increased due to the outages at Lake Charles and Calvert City and additional fixed costs were expensed as several of the facilities curtailed production late in the year due to declining demand. In addition, margins decreased due to higher raw material costs. Our raw materials costs in both segments normally track industry prices, which experienced, according to CMAI, an increase of 5.1% for ethane and 10.9% for propane in 2006 as compared to 2005. As previously discussed, we use derivative instruments in conjunction with certain physical commodity positions to reduce price volatility risk on commodities and take advantage of pricing relationships. In 2006, cost of sales benefited from an improved feedstock commodity trading gain of $18.6 million compared to a loss of $1.9 million in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million, or 8.6%, in 2006 as compared to 2005. The increase was primarily due to higher professional fees, the Goodrich settlement in 2005 with no comparable activity in 2006 (see Note 16 to the consolidated financial statements), additional headcount as a result of the acquisition of the Longview facilities and higher sales commissions.

Interest Expense. Interest expense decreased by $7.2 million in 2006 to $16.5 million from $23.7 million in 2005. Average interest rates were lower in 2006 due to the issuance of $250.0 million aggregate principal amount of 6 5/8% senior notes on January 13, 2006 and the redemption of the $247.0 million aggregate principal amount of 8 3/4% senior notes in February 2006.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost. We recognized $0.6 million in non-operating expense in the first quarter of 2005 resulting from a write-off in previously capitalized debt issuance cost in connection with the repayment of $30.0 million of our term loan.

Other Income, Net. Other income, net increased by $9.0 million to $11.7 million in 2006 from $2.7 million in 2005 primarily due to higher interest income associated with higher cash balances and higher interest rates, increased equity in income from our joint venture in China, and a derivative loss reflected in 2005.

Income Taxes. The effective income tax rate was 31.1% in 2006. The current year rate is below the statutory rate of 35% primarily due to the release of, among other things, a tax benefit related to the reversal of various tax accruals due to the resolution of certain tax matters. This reduced the rate approximately 2.3 percentage points. In addition, adjustments were made to income taxes for deferred income taxes, tax benefits related to extraterritorial income exclusion tax benefits (ETI), tax benefits related to tax exempt interest and the manufacturing deduction. These reductions in the effective tax rate were partially offset by state taxes. The 2005 effective income tax rate of 34.3% was lower than the statutory rate of 35% due to ETI (approximately 1.6 percentage points), tax benefits related to the new domestic manufacturing deduction and other adjustments to deferred income taxes partially offset by state taxes.

Olefins Segment

Net Sales. Net sales increased by $19.5 million, or 1.5%, to $1,369.6 million in 2006 from $1,350.0 million in 2005. Sales improved due to higher sales prices throughout the Olefins segment, which were largely offset by lower sales volumes for ethylene. Polyethylene sales volumes increased due to the acquisition of the Longview facilities on November 30, 2006. Average selling prices for the Olefins segment increased by 7.8% in 2006 as compared to 2005. Higher selling prices were primarily the result of our ability to pass along higher raw material costs to our customers. Overall sales volumes for the Olefins segment decreased 1.9% primarily due to an increase in the internal requirements for ethylene at our Geismar facility. Sales volumes were also impacted by inventory reductions by our customers and the housing slowdown that has occurred in the U.S. as previously discussed.

Income from Operations. Income from operations decreased by $34.8 million, or 18.0%, to $160.9 million in 2006 from $195.7 million in 2005. This decrease was primarily due to higher raw material costs for ethane and propane, lower overall sales volumes and higher expenses related to the unscheduled outage and maintenance turnaround at one of our Lake Charles ethylene units. This decrease was partially offset by price increases throughout the Olefins segment which resulted in higher profit margins for polyethylene and ethylene although profit margins for these products dropped significantly in the fourth quarter of 2006. Income from operations also benefited from an improved feedstock trading gain of $18.6 million compared to a loss of $1.9 million in 2005.

Vinyls Segment

Net Sales. Net sales increased by $23.7 million, or 2.2%, to $1,114.8 million in 2006 from $1,091.1 million in 2005. This increase was primarily due to overall higher selling prices for our Vinyls products, especially PVC resin, and higher sales volumes of PVC resin. Average selling prices for the Vinyls segment increased by 4.5% in 2006 as compared to 2005 as we were able to pass along higher raw material costs to our customers. Overall, the Vinyls segment sales volumes decreased by 2.2% compared to 2005 as a result of declines in VCM and PVC fabricated product sales volumes. PVC resin sales volumes increased primarily due to additional volumes from the Geismar facility. PVC pipe sales volumes were negatively impacted by the slowing rate of new home construction in the U.S. and inventory reductions by our customers.

Income from Operations. Income from operations decreased by $21.5 million, or 12.0%, to $157.9 million in 2006 from $179.4 million in 2005. This decrease was primarily due to lower production volumes and higher maintenance expense related to the planned maintenance turnaround at our Calvert City facility that occurred in May 2006, higher raw material costs and a significant reduction in demand for most of our vinyls products in the fourth quarter of 2006 as previously discussed. Selling prices and sales volumes decreased significantly in the fourth quarter resulting in lower operating rates and higher unabsorbed cost. The higher raw material costs resulted in lower margins for several of our products despite higher sales prices.

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

Gross Margin. Gross margins increased to 18.2% in 2005 from 15.3% in 2004. This increase was primarily due to higher selling prices throughout our Olefins and Vinyls segments and higher sales volumes for VCM, PVC resin and PVC pipe resulting from increased demand. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene, higher raw material costs for ethane, propane and benzene and higher energy costs. Our raw materials costs in both segments normally track industry prices, which experienced, according to CMAI, an increase of 24.2% for ethane, 23.3% for propane and 0.7% for benzene in 2005 as compared to 2004. A fire at our Calvert City ethylene plant also negatively impacted our 2004 gross margin. We estimate that the gross margin impact of the outage in 2004 relating to the fire was approximately $8.4 million, which was comprised of higher maintenance cost of $3.4 million, lost margin on sales of approximately $4.6 million and a write-off of equipment of $0.4 million. Gross margin decreased by $1.9 million due to feedstock-related trading losses in 2005.

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

Other Income, Net. Other income, net of $2.7 million in 2005 increased slightly over the $2.6 million in 2004 as 2005 reflected improved interest and derivative income, partially offset by lower earnings from our joint venture in China and insurance proceeds received in 2004.

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

Olefins Segment

Net Sales. Net sales increased by $98.7 million, or 7.9%, to $1,350.0 million in 2005 from $1,251.3 million in 2004. This increase was primarily due to price increases for all of our Olefins segment products. These increases were partially offset by lower sales volumes for ethylene, polyethylene and styrene. Average selling prices for the Olefins segment increased by 20.7% in 2005 as compared to 2004. These increased prices were due primarily to higher industry demand and higher energy and raw material costs that were generally passed through to customers. The decrease in sales volumes resulted primarily from a three week outage caused by Hurricane Rita. In addition, styrene sales volumes decreased due to lower demand and merchant ethylene sales volumes decreased because our internal requirements for ethylene at Geismar increased.

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

Cash Flows

Operating Activities

Operating activities provided cash of $237.2 million in 2006 compared to $318.4 million in 2005. The $81.2 million decrease in cash flows from operating activities was primarily due to a decrease in income from operations, debt retirement costs of $25.9 million, turnaround costs of $33.1 million and higher income tax payments in 2006. Tax payments are higher in 2006 than 2005 because 2005 benefited from utilization of net operating loss and alternative minimum tax credit carryforwards. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $17.8 million in 2006, compared to $34.4 million of cash used in 2005. This change represents a decrease in cash use of $16.6 million. In 2006, inventory increased by $47.3 million primarily due to a drop in demand late in the year. Accounts payable and accrued liabilities (excluding those accruals that are included in the section “Cash flows from investing activities”) increased by $43.6 million during 2006.

Operating activities provided cash of $318.4 million in 2005 compared to $150.8 million in 2004. The $167.6 million increase in cash flows from operating activities in 2005 as compared to 2004 was primarily due to improvements in income from operations, as described above, and less cash used for working capital. Income from operations increased by $123.9 million in 2005 as compared to 2004. Changes in components of working capital used cash of $34.4 million in 2005, compared to $115.0 million cash used in 2004, a decrease of cash used of $80.6 million. In 2005, receivables increased by $66.2 million largely due to higher selling prices while inventory increased by $20.1 million, primarily due to higher feedstock and energy prices. Accounts payable and accrued liabilities increased by $52.5 million largely due to higher raw material and energy costs. The primary reasons for the $115.0 million use of cash in 2004 related to working capital components were a $39.3 million increase in receivables and a $119.1 million increase in inventories, partially offset by a $42.3 million increase in accounts payable and accrued liabilities. The increase in receivables was mainly due to higher average selling prices and sales volumes. The increase in inventories was primarily due to higher feedstock and energy prices. The increase in accounts payable and accrued liabilities was primarily due to higher energy and raw material costs.

Investing Activities

Net cash used for investing activities during 2006 was $404.3 million as compared to $87.6 million in 2005. Capital expenditures were $136.3 million in 2006 as compared to $85.8 million in 2005. The increase in capital expenditures was primarily due to a project designed to upgrade the feedstock flexibility in one of our ethylene plants at our Lake Charles facility and a project to expand our ethylene capacity. The remaining capital expenditures in 2006 primarily related to maintenance, safety and environmental projects. The capital expenditures in 2005 primarily related to maintenance, safety and environmental projects. Over the next two years, the Company expects to increase capital expenditures related to environmental compliance from $4.6 million in 2006 to $17.1 million in 2007 and $17.6 million in 2008. A significant percentage of the 2007 and 2008 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. We used $235.7 million in cash during 2006 to acquire the Longview facilities (see Note 14 to the consolidated financial statements). The additions to equity investments of $4.6 million in 2006 related to the additional equity interest purchased in Suzhou Huasu Plastics Co. Ltd., our joint venture in China, as discussed previously. In addition, the settlement of derivative instruments in 2006 was an outflow due to the settlement on derivative losses recognized in 2005, which was partially offset by cash settlement receipts from 2006.

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

Financing Activities

Net cash used by financing activities during 2006 was $18.1 million as compared to $36.4 million in 2005. During 2006, we received proceeds of $249.2 million from the issuance of our 6 5/8% senior notes, which was offset by the repayment of $256.0 million of debt and the payment of $8.8 million of cash dividends. We also incurred $4.3 million in costs associated with the debt repayment that were capitalized and that will be amortized over the term of the 6 5/8% senior notes. During 2005 we used $31.2 million to repay debt and $6.3 million to pay dividends.

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

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The capital cost is initially estimated to be approximately $1.5 billion, in which we would be a majority partner. If this project is approved, construction could commence in late 2007. It is expected that we would invest some level of cash and the remainder would be financed through a project financing arrangement. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements.

Cash

Cash balances were $52.6 million at December 31, 2006 compared to $237.9 million at December 31, 2005. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. As of December 31, 2006, any borrowings under the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011. As of December 31, 2006, we had outstanding letters of credit totaling $13.6 million and available borrowing capacity of $286.4 million under this facility.

As of December 31, 2006, our long-term debt, including current maturities, totaled $260.1 million, consisting of $249.2 million principal amount of 6 5/8% senior notes due 2016 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by an $11.3 million letter of credit). Debt outstanding under the tax-exempt bonds bears interest at variable rates.

On January 13, 2006, we issued $250.0 million of 6 5/8% aggregate principal amount of senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem our 8 3/4% senior notes due 2011 and repay our term loan as follows:

•	On January 18, 2006, we repaid the entire $9.0 million outstanding under our term loan, plus accrued but unpaid interest.

•

On two redemption dates, February 8, 2006 and February 13, 2006, we redeemed the entire $247.0 million principal amount outstanding of our 8 3/4% senior notes due 2011, and paid a pre-payment premium of $22.2 million, plus accrued and unpaid interest.

As a result of the early redemption of the 8 3/4% senior notes due 2011 and the repayment of the term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost.

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

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.04 per share). The 6 5/8% senior notes indenture does not allow distributions, including dividends and certain other restricted payments unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $436.3 million at December 31, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2006 relating to long-term debt, operating leases, unconditional purchase obligations and operating leases, other long-term liabilities and interest payments for the next five years and thereafter, after giving effect to the refinancing transaction described above.

	Payment Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$260.9	$—	$—	$—	$260.9
Operating leases	123.2	27.6	49.3	30.3	16.0
Unconditional purchase obligations	490.6	231.7	238.3	11.0	9.6
Other liabilities included in the balance sheet	3.1	3.1	—	—	—
Interest payments	166.5	17.0	34.0	34.0	81.5

Total	$1,044.3	$279.4	$321.6	$75.3	$368.0

Other Commercial Commitments
Standby letters of credit	$13.6	$2.3	$11.3	$—	$—

Long-Term Debt. Long-term debt reflects the 6 5/8% senior notes and the tax-exempt revenue bonds.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase ethylene, power, nitrogen, oxygen, wastewater treatment services, product storage and pipeline usage. The ethylene obligation included above is based on a December 31, 2006 price and is subject to price variation in the future. We also have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Other Liabilities. The amounts represent a current liability for a technology license used to produce LLDPE and HDPE. The license requires us to make annual payments of $3.1 million through May 2007. The amounts do not include pension liabilities, post-retirement medical liabilities, deferred charges and other items due to the uncertainty of the future payment schedule. Long-term liabilities for pension and post-retirement liabilities totaled $33.3 million as of December 31, 2006.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2006 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt revenue bonds and (2) other letters of credit totaling $2.3 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $86.3 million, $81.2 million and $81.1 million in 2006, 2005 and 2004, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. In 2006, we had a major turnaround at our Calvert City facility and at one of our ethylene units in Lake Charles. Total costs deferred on these turnarounds were $33.1 million. There were no major turnarounds in 2005 and 2004. Amortization in 2006, 2005 and 2004 of previously deferred turnaround costs was $4.9 million, $5.0 million and $6.4 million, respectively. As of December 31, 2006, capitalized turnaround costs, net of accumulated amortization, totaled $35.6 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

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

Income Taxes. The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2006, a hypothetical $1.00 increase in the price of a MMBtu of natural gas would have increased our income before taxes by $1.5 million, a hypothetical $1.00 increase in the price of a barrel of crude oil would have decreased our income before taxes by $0.4 million, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.9 million and a hypothetical $0.10 increase in the price of a gallon of benzene would have decreased our income before taxes by $2.1 million. Additional information concerning derivative commodity instruments appears in Note 10 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2006, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our tax-exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The interest rate for our variable rate debt of $10.9 million as of December 31, 2006 was 4.02%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2006, we had $249.2 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

Westlake acquired Westlake Longview Corporation (“Longview”), which is now a wholly owned subsidiary of Westlake Chemical Corporation, on November 30, 2006. Longview’s sales that are included in Westlake’s consolidated net sales comprise approximately 1.6% of the consolidated net sales for the year ended December 31, 2006. Total assets of Longview comprise approximately 17.4% of the consolidated total assets as of December 31, 2006. Since the acquisition occurred late in 2006, Westlake was not required to include Longview in its assessment of the effectiveness of internal control over financial reporting for Westlake as of December 31, 2006. Accordingly, Longview is excluded from Westlake management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006.

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting (which excludes Westlake Longview Corporation as permitted and discussed above) was effective as of December 31, 2006 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of internal control over financial reporting as of December 31, 2006 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

We have completed integrated audits of Westlake Chemical Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing on page 41, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Westlake Longview Corporation from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Westlake Longview Corporation from our audit of internal control over financial reporting. Westlake Longview Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Houston, Texas

February 23, 2007

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$52,646	$237,895
Accounts receivable, net	308,903	302,779
Inventories, net	456,276	339,870
Prepaid expenses and other current assets	16,086	9,306
Deferred income taxes	15,876	13,013

Total current assets	849,787	902,863
Property, plant and equipment, net	1,076,903	863,232
Equity investment	26,382	20,042
Other assets, net	129,026	41,052

Total assets	$2,082,098	$1,827,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$238,914	$199,777
Accrued liabilities	82,998	104,872
Current portion of long-term debt	—	1,200

Total current liabilities	321,912	305,849
Long-term debt	260,156	265,689
Deferred income taxes	281,828	221,088
Other liabilities	44,661	40,457

Total liabilities	908,557	833,083

Commitments and contingencies (Notes 8 and 16)
Stockholders’ equity
Preferred stock, nonvoting, noncumulative, no par value; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,268,585 and 65,121,850 shares issued and outstanding in 2006 and 2005, respectively	653	651
Additional paid-in capital	427,893	424,537
Retained earnings	754,921	569,164
Unearned compensation on restricted stock	—	(971)
Accumulated other comprehensive income
Benefits liability, net of tax	(12,186)	—
Minimum pension liability, net of tax	—	(1,976)
Cumulative translation adjustment	2,260	2,701

Total stockholders’ equity	1,173,541	994,106

Total liabilities and stockholders’ equity	$2,082,098	$1,827,189

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands of dollars except per share data)
Net sales	$2,484,366	$2,441,105	$1,985,353
Cost of sales	2,087,883	1,997,474	1,682,168

Gross profit	396,483	443,631	303,185
Selling, general and administrative expenses	83,232	76,598	60,238
Gain on sale of assets	—	—	(2,049)
Impairment of long-lived assets	—	—	1,830

Income from operations	313,251	367,033	243,166
Other income (expense)
Interest expense	(16,519)	(23,717)	(39,350)
Debt retirement cost	(25,853)	(646)	(15,791)
Other income, net	11,670	2,658	2,637

Income before income taxes	282,549	345,328	190,662
Provision for income taxes	87,990	118,511	69,940

Net income	$194,559	$226,817	$120,722

Earnings per common share:
Basic	$2.99	$3.49	$2.19

Diluted	$2.98	$3.48	$2.18

Weighted average shares outstanding:
Basic	65,133,628	65,008,253	55,230,786
Diluted	65,254,654	65,251,109	55,355,442

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Benefits Liability Net of Tax(1)	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2003	12,000	49,499,395	495	205,011	229,346	—	(1,547)	298	445,603
Net income	—	—	—	—	120,722	—	—	—	120,722
Other comprehensive (loss) income	—	—	—	—	—	—	(192)	1,376	1,184

Total comprehensive income	—	—	—	—	—	—	—	—	121,906
Preferred stock exchange	(12,000)	2,005,881	20	34,080	—	—	—	—	22,100
Common stock issuance	—	13,391,213	134	181,033	—	—	—	—	181,167
Dividends paid	—	—	—	—	(1,379)	—	—	—	(1,379)

Balances at December 31, 2004	—	64,896,489	649	420,124	348,689	—	(1,739)	1,674	769,397
Net income	—	—	—	—	226,817	—	—	—	226,817
Other comprehensive (loss) income	—	—	—	—	—	—	(237)	1,027	790

Total comprehensive income	—	—	—	—	—	—	—	—	227,607
Stock options exercised	—	81,694	1	1,183	—	—	—	—	1,184
Restricted stock grants	—	143,667	1	1,610	—	(971)	—	—	640
Tax benefit on equity compensation		—	—	1,620					1,620
Dividends paid	—	—	—	—	(6,342)	—	—	—	(6,342)

Balances at December 31, 2005	—	65,121,850	651	424,537	569,164	(971)	(1,976)	2,701	994,106
Net income	—	—	—	—	194,559	—	—	—	194,559
Other comprehensive loss	—	—	—	—	—	—	(258)	(441)	(699)

Total comprehensive income	—	—	—	—	—	—	—	—	193,860
Stock options exercised	—	124,253	1	1,848	—	—	—	—	1,849
Stock-based compensation	—	22,482	1	1,508	—	971	—	—	2,480
Adoption of SFAS 158	—	—	—	—	—	—	(9,952)	—	(9,952)
Dividends paid	—	—	—	—	(8,802)	—	—	—	(8,802)

Balances at December 31, 2006	$—	65,268,585	$653	$427,893	$754,921	$—	$(12,186)	$2,260	$1,173,541

(1)	Includes benefits liability, net of tax and minimum pension liability, net of tax.

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands of dollars)
Cash flows from operating activities
Net income	$194,559	$226,817	$120,722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86,262	81,241	81,075
Provision for (recovery of) doubtful accounts	1,287	(2,307)	(456)
Amortization of debt issue costs	850	1,456	2,097
Loss (gain) from disposition of fixed assets	2,848	4,746	(218)
Write-off of debt issuance cost	3,623	646	4,153
Impairment of long-lived assets	—	—	1,830
Deferred income taxes	13,852	45,745	65,188
Equity in income of joint venture	(1,766)	(94)	(1,379)
Changes in operating assets and liabilities
Accounts receivable	(7,411)	(66,225)	(39,315)
Inventories	(47,275)	(20,054)	(119,056)
Prepaid expenses and other current assets	(6,724)	(617)	1,055
Accounts payable	59,150	49,718	30,816
Accrued liabilities	(15,549)	2,747	11,487
Other, net	(46,522)	(5,372)	(7,218)

Net cash provided by operating activities	237,184	318,447	150,781

Cash flows from investing activities
Additions to property, plant and equipment	(136,258)	(85,760)	(52,710)
Additions to equity investments	(4,574)	(1,867)	—
Acquisition of business	(235,674)	—	(33,294)
Purchases of short-term investments	(216,510)	—	—
Sales and maturities of short-term investments	216,510	—	—
Settlements of derivative instruments	(28,052)	—	—
Proceeds from disposition of assets	222	37	3,256
Proceeds from insurance claims	—	—	2,785

Net cash used for investing activities	(404,336)	(87,590)	(79,963)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	181,167
Proceeds from exercise of stock options	1,849	1,184	—
Dividends paid	(8,802)	(6,342)	(1,379)
Proceeds from affiliate borrowings	—	—	336
Repayments of affiliate borrowings	—	—	(5,727)
Proceeds from borrowings	249,185	—	—
Repayments of borrowings	(256,000)	(31,200)	(239,200)
Capitalized debt issuance costs	(4,329)	—	—

Net cash used for financing activities	(18,097)	(36,358)	(64,803)

Net (decrease) increase in cash and cash equivalents	(185,249)	194,499	6,015
Cash and cash equivalents at beginning of the year	237,895	43,396	37,381

Cash and cash equivalents at end of the year	$52,646	$237,895	$43,396

Supplemental cash flow information
Interest paid	$21,449	$22,978	$40,330
Income taxes paid	$90,886	$78,263	$4,188

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

Westlake Chemical Corporation (the “Company”) operates as an integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to all of the Company’s customers.

During the third quarter of 2004, the Company completed an initial public offering of its common stock (“IPO”). In addition, on November 30, 2006, the Company acquired the Longview facilities as discussed in Note 14.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 58% interest in a PVC joint venture in China, but it accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Undistributed earnings from the joint venture included in retained earnings are $3,140 as of December 31, 2006.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

Short-term Investments

From time to time the Company selectively invests some of its cash in short-term investments in auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates that generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to an interest rate reset mechanism and the availability to liquidate the securities through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The auction rate securities are classified as available-for-sale securities due to management’s intent to hold these securities for short periods of time. The Company had no short-term investments as of December 31, 2006 or December 31, 2005.

Allowance for Doubtful Accounts

The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Company believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Company’s customers, the use of historical experience, the Company’s accounts

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $3,593, $1,172 and $143 in 2006, 2005 and 2004, respectively. Repair and maintenance costs are charged to operations as incurred. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. Based on the Company’s evaluation, at this time it has been determined that the Company’s assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, no asset retirement obligations have been recorded.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment(1)	25
Other	3-10

(1)	Plant and equipment also includes our ethylene pipeline which is depreciated over 35 years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144. The Company acquired $36.1 million of goodwill in connection with its acquisition of the Longview facilities (see Note 14). The Company had no reported goodwill at December 31, 2005.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Turnaround Costs

Turnaround costs are deferred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from 3-5 years. Deferred turnaround costs are presented as a component of other assets, net.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2006, the net exchange balance receivable of $7,567 was included in accounts receivable, net and the December 31, 2005 balance payable of $3,202 was included in accrued liabilities.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

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

During 2006, 2005 and 2004, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS No. 133. Consequently, gains and losses from changes in the fair value of all the commodity derivative instruments used in 2006, 2005 and 2004 were included in earnings. During 2006, the Company entered into a foreign currency hedge to minimize foreign exchange risk on a firm commitment. This hedge had no significant impact on the Company’s results of operations in 2006.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt as of December 31, 2006 differs from the carrying value due to the issuance of fixed rate senior notes in 2006. See Note 10 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated using current market quotes from external sources.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. As discussed in Note 2, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and therefore has not restated results of prior periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting and reporting of accounting changes and error corrections. It establishes retrospective application as the required method of reporting a change in accounting principle and the reporting of an error in most instances. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and has had no impact on the Company’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” (“EITF Issue No. 04-13”) was ratified in September 2005 and requires “buy/sell” contractual arrangements entered into after March 15, 2006, or modifications or renewals of existing arrangements after that date, to be reported on a net basis in the results of operations and accounted for as non-monetary transactions. EITF Issue No. 04-13 has not had a significant impact on the Company’s consolidated results of operations or financial position.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and was adopted in 2006. The adoption of FSP 115-1 has had no impact on the Company’s consolidated results of operations or financial position.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect the adoption of FIN 48 to have a significant impact on the Company’s financial position and results of operations.

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

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an enterprise to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a defined benefit postretirement plan’s underfunded status. In addition, each entity must recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This statement is effective for fiscal years ending after December 15, 2006, and the Company has adopted this standard for its annual financial statements for 2006. See Note 12 to the consolidated financial statements for a disclosure of the impact of the adoption of this statement on the Company’s consolidated financial position.

Also in September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP No. AUG AIR-1”). FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance turnarounds because it causes the recognition of a liability in a period prior to the occurrence of the transaction or obligation. The Company accounts for its turnarounds utilizing the deferral method of accounting, so FSP No. AUG AIR-1 does not impact the Company’s consolidated results of operations or financial position.

The Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108 in September 2006. This bulletin provides guidance regarding the methodology of quantifying the dollar amounts of errors in determining the materiality of those errors. These methods are required to be implemented for annual financial statements covering the first fiscal year ending after November 15, 2006 and had no impact on the Company’s 2006 annual consolidated financial statements.

2. Stock-Based Compensation

The Board of Directors of the Company adopted, and the stockholders approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Current stock option programs have a ten year term and vest annually on a pro rata basis over 3-5 years.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Current restricted stock programs primarily have a three year vesting period. The total recognized compensation expense related to the 2004 Plan was $1,731, $498 and $1,920 during 2006, 2005 and 2004, respectively. The realized excess tax benefit from exercised options during 2006 was $370.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complied with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for disclosure purposes. Under these provisions, no compensation expense was recognized for stock options because the exercise price for all options was equal to the market price at the grant date, and any compensation expense resulting from restricted stock was recognized ratably over the associated vesting term. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair value method defined by SFAS 123 had been applied to its stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results of prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense of all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs on a straight-line basis over the requisite service period of the award for only those shares expected to vest. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

Upon adoption of SFAS 123R on January 1, 2006, amounts previously recorded in stockholders’ equity under APB 25 at December 31, 2005 related to unearned compensation for restricted stock awards have been reversed against paid-in capital and will be expensed over the vesting period in accordance with SFAS 123R. As a result of adopting SFAS 123R, the impact to the consolidated statement of operations for 2006 on income before income taxes and net income was a decrease of $1,127 and $751, respectively, from the amount that would have been reported if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year was $0.01 per share.

The pro forma table below reflects net income and basic and diluted earnings per share for 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS 123:

	2005	2004
Net income, as reported	$226,817	$120,722
Pro forma stock option compensation expense	(1,573)	(655)
Provision for income taxes on pro forma stock option expense	540	240

Pro forma net income	$225,784	$120,307

Basic and diluted earnings per share
As reported:
Basic	$3.49	$2.19
Diluted	$3.48	$2.18
Pro forma:
Basic	$3.47	$2.18
Diluted	$3.46	$2.17

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Option activity and changes during 2006 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	438,763	$16.88
Granted	57,958	35.22
Exercised	(124,253)	14.90
Cancelled	(16,184)	16.45

Outstanding at December 31, 2006	356,284	20.57	8.1	$4,080

Exercisable at December 31, 2006	103,280	16.48	7.8	1,539

For options outstanding at December 31, 2006, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	221,860	7.6
$25.42 – $36.10	134,424	8.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during 2006 and 2005 was $2,046 and $1,310, respectively.

As of December 31, 2006, $1,222 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2006 Options	2005 Options	2004 Options
Weighted average fair value	$14.87	$12.81	$6.52
Risk-free interest rate	4.8%	4.3%	4.0%
Expected life in years	6 – 7	8	10
Expected volatility	34.0%	36.5%	28.1%
Expected dividend yield	0.3%	0.4%	0.6%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of December 31, 2006 and changes during 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	42,129	$27.22
Granted	25,876	34.90
Forfeited	(496)	27.22
Vested	(13,581)	27.16

Non-vested at December 31, 2006	53,928	30.85

As of December 31, 2006, there was $1,211 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

3. Earnings per Share

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	2006	2005	2004
Weighted average common shares—basic	65,134	65,008	55,231
Plus incremental shares from assumed conversion:
Options	107	221	67
Restricted stock	14	22	57

Weighted average common shares—diluted	65,255	65,251	55,355

There are no adjustments to “Net income” for the diluted earnings per share computations.

4. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2006	2005
Accounts receivable—trade	$294,564	$301,091
Accounts receivable—affiliates	1,252	845
Allowance for doubtful accounts	(3,287)	(3,460)

	292,529	298,476
Accounts receivable—other	16,374	4,303

Accounts receivable, net	$308,903	$302,779

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

5. Inventories

Inventories consist of the following at December 31:

	2006	2005
Finished products	$290,048	$186,241
Feedstock, additives, and chemicals	137,669	133,949
Material and supplies	36,499	27,790

	464,216	347,980
Allowance for inventory obsolescence	(7,940)	(8,110)

Inventory, net	$456,276	$339,870

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2006	2005
Land	$11,909	$12,217
Building and improvements	91,665	81,685
Plant and equipment	1,542,713	1,364,715
Other	76,881	85,686

	1,723,168	1,544,303
Less: Accumulated depreciation	(786,574)	(741,254)

	936,594	803,049
Construction in progress	140,309	60,183

Property, plant and equipment, net	$1,076,903	$863,232

Depreciation expense on plant and equipment of $74,879, $69,130 and $68,028 is included in cost of sales in the consolidated statements of operations in 2006, 2005 and 2004, respectively.

During 2006, the Company acquired the property, plant and equipment at the Longview facilities as discussed in Note 14. These assets are included in property, plant and equipment as of December 31, 2006.

During 2004, the Company recognized impairments of plant and equipment amounting to $1,830. The impairments have been reflected in the consolidated statements of operations. The impairments represented the amount necessary to adjust the carrying value of certain plant and equipment to its net realizable value. In 2004, the Company recognized a $1,314 impairment charge in the Vinyls segment related to a polyvinyl chloride plant that was not in service and was written down to its estimated fair market value less commission as determined by third party valuation. Also in 2004, the Company recognized a $516 impairment charge relating to an adjustment to fair market value of certain Olefins segment assets.

In 2004, insurance recoveries related to casualty losses at the Company’s Olefins and Vinyls facilities amounted $2,785. These insurance recoveries net of related property costs have been recorded in other income, net in the consolidated statements of operations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

7. Other Assets

Other assets consist of the following:

	2006			2005
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Life
Intangible Assets:
Technology licenses	$43,487	$(29,506)	$13,981	$42,932	$(27,090)	$15,842	14
Patents	6,503	(69)	6,434	—	—	—	10
Customer relationships	17,649	(147)	17,502	—	—	—	13
Goodwill	36,098	—	36,098	—	—	—
Other	1,161	(104)	1,057	1,220	—	1,220

Total intangible assets	104,898	(29,826)	75,072	44,152	(27,090)	17,062
Note receivable from affiliate	5,529	—	5,529	5,529	—	5,529
Turnaround costs	47,691	(12,099)	35,592	21,531	(14,141)	7,390	5
Debt issuance cost	7,388	(2,548)	4,840	8,484	(3,500)	4,984	9
Other, net	12,323	(4,330)	7,993	12,491	(6,404)	6,087	2

Total other assets	$177,829	$(48,803)	$129,026	$92,187	$(51,135)	$41,052

Amortization expense on other assets of $12,233, $13,567 and $15,144 is included in the consolidated statement of operations in 2006, 2005 and 2004, respectively.

Scheduled amortization of intangible assets for the next five years is as follows: $4,474, $4,474, $4,474, $4,431 and $4,401 in 2007, 2008, 2009, 2010 and 2011, respectively.

8. Debt

Indebtedness consists of the following at December 31:

	2006	2005
6 5/8% senior notes due in 2016	$249,267	$—
8 3/4% senior notes due in 2011	—	247,000
Term loan	—	9,000
Loan related to tax-exempt revenue bond	10,889	10,889

	$260,156	$266,889
Less: Current portion of long-term debt	—	(1,200)

	$260,156	$265,689

On January 6, 2006, the Company amended its senior secured revolving credit facility to, among other things, increase the commitment from $200,000 to $300,000 and generally reduce the interest payable. After the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

amendment, as of January 6, 2006, the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%, and a 0.25% unused line fee, all of which are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

On January 13, 2006, the Company issued $250,000 of 6 5/8% aggregate principal amount of senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem the Company’s 8 3/4% senior notes due 2011 and repay the Company’s term loan as follows:

•	On January 18, 2006, the Company repaid the entire $9,000 outstanding under our term loan, plus accrued but unpaid interest.

•

On two redemption dates, February 8, 2006 and February 13, 2006, the Company redeemed the entire $247,000 principal amount outstanding of the 8 3/4% senior notes due 2011, and paid a pre-payment premium of $22,230, plus accrued and unpaid interest.

As a result of the early redemption of the 8 3/4% senior notes due 2011 and the repayment of the term loan, the Company recognized $25,853 in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22,230 and a write-off of $3,623 in previously capitalized debt issuance cost.

The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $815. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the notes.

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.04 per share). The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $436,145 at December 31, 2006. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $60,000. Neither of the agreements requires the Company to maintain specified financial ratios, except that the revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60,000. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict the ability of the Company to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

On August 16, 2004 the Company completed an IPO. Net proceeds from the IPO were $181,167. The Company used the proceeds from the IPO along with available cash on hand to redeem $133,000 aggregate principal amount of its 8 3/4% senior notes due July 15, 2011, to repay $28,000 of its senior secured term loan

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

maturing in July 2010 and to repay in full a $27,000 bank loan. As a result of the early payment on the 8 3/4% senior notes, the Company recognized $14,685 in non-operating expense in the third quarter of 2004 consisting of a pre-payment premium on the notes of $11,637 and a write-off of $3,047 in previously capitalized debt issuance cost. In addition, in the fourth quarter of 2004, the Company repaid an additional $50,000 of its senior term loan and incurred an additional $1,106 of non-operating expense related to the write-off of previously capitalized debt issuance costs.

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

At December 31, 2006, the Company had outstanding letters of credit under the revolving credit facility totaling $13,598 and available borrowing capacity of $286,402.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 in tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for its new ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2006 and 2005 was 4.02% and 3.65%, respectively. In conjunction with the loan agreement, the Company entered into a letter of credit reimbursement agreement and obtained a letter of credit from a bank in the amount of $11,268. The letter of credit, as amended, will expire in July 2008.

The weighted average interest rate on the borrowings at December 31, 2006 and 2005 was 6.5% and 8.5%, respectively.

As a result of the refinancing in January 2006, there are no maturities of long-term debt until 2016.

9. Stockholders’ Equity

In the third quarter of 2004, the Company completed an initial public offering of its common stock. The net proceeds from the stock offering of $181,167, after deducting underwriting fees and offering expenses, together with cash on hand, were used to pay debt.

Since November 11, 2004, the Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating approximately $8,802, $6,342 and $1,379 in 2006, 2005 and 2004, respectively.

Common Stock

Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors. There are no cumulative voting rights. Accordingly, holders of a

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

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

Preferred Stock

The Company’s charter authorizes the issuance of shares of preferred stock. The Company’s board of directors has the authority, without shareholder approval, to issue preferred shares from time to time in one or more series, and to fix the number of shares and terms of each such series. The board may determine the designations and other terms of each series including dividend rates, whether dividends will be cumulative or non-cumulative, redemption rights, liquidation rights, sinking fund provisions, conversion or exchange rights and voting rights.

10. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. Usually, such derivatives are for terms of less than one year. In 2006, 2005 and 2004, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2006, 2005 and 2004 were included in earnings. However, the Company did enter into a foreign currency hedge in June 2006 which is designated as a fair value hedge against a firm purchase commitment. There is no significant earnings impact from the foreign currency hedge as it is approximately 100% effective.

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

The Company had a net gain of $18,643 in connection with trading activity for the year ended December 31, 2006 compared to a net loss of $3,818 ($1,871 of which is recorded in cost of sales and $1,947 of which is recorded in other income, net, as explained below) and $3,750 for the years ended December 31, 2005 and 2004, respectively. Of the 2006 net gain, $13,842 related to derivative gains and $4,801 related to sales of related physical feedstock positions. Of the 2005 net loss, $29,755 related to derivative losses, offset by $27,884 in gains on the sale of related physical feedstock positions. The 2006 net gain and the resulting loss in 2005 of $1,871 are recorded in cost of sales due to the relationship of the derivatives to the physical feedstock positions sold. The remaining 2005 loss of $1,947 is classified in other income, net. Derivative trading activity accounted for all of the 2004 net loss, which is classified in other income, net. Risk management asset balances of $5,721 and $-0- were included in “Accounts receivable, net” and risk management liability balances of $1,211 and $31,891 were included in current liabilities in the Company’s consolidated balance sheets as of December 31, 2006 and December 31, 2005, respectively. The risk management liabilities at December 31, 2005 were settled in early 2006.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

At December 31, 2006 and December 31, 2005, the fair value of the natural gas and crude oil futures and other forward contracts were obtained from quotable market prices. The fair and carrying value of the Company’s derivative commodity instruments and financial instruments is summarized below:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$2,849	$2,849	$(31,891)	$(31,891)
Crude oil futures contracts	1,475	1,475	0	0
Other forward/futures contracts	3,027	3,103	0	0

Financial Instruments:
8 3/4% senior notes due 2011	$0	$0	$247,000	$265,525
6 5/8% senior notes due 2016	249,267	243,035	0	0

11. Income Taxes

The components of income before taxes for the years ended December 31 are as follows:

	2006	2005	2004
Domestic	$277,521	$344,515	$186,372
Foreign	5,028	813	4,290

	$282,549	$345,328	$190,662

The Company’s income tax provision for the years ended December 31 consists of the following:

	2006	2005	2004
Current
Federal	$76,268	$72,151	$2,936
State	(2,536)	766	1,245
Foreign	406	(151)	571

	74,138	72,766	4,752

Deferred
Federal	13,267	27,719	60,421
State	148	17,971	5,284
Foreign	437	55	(517)

	13,852	45,745	65,188

Total provision	$87,990	$118,511	$69,940

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense for each of the years indicated is as follows:

	2006	2005	2004
Provision for federal income tax at statutory rate	$98,892	$120,865	$66,722
State income tax provision net of federal income tax effect	3,608	7,925	4,244
Foreign tax	843	(96)	54
Foreign earnings	(1,760)	(285)	(1,587)
Extra-territorial income exclusion benefit	(1,050)	(5,391)	—
Manufacturing deduction	(2,380)	(2,870)	—
Tax exempt interest income	(2,519)	—	—
Contingent tax liability	(6,538)	—	—
Other, net	(1,106)	(1,637)	507

	$87,990	$118,511	$69,940

The contingent tax liability for 2006 is for federal and state contingent liabilities released due to the related statutes of limitations expiring in the fourth quarter of 2006.

The 2005 extra-territorial income exclusion benefit of $5,391 includes a current year benefit for 2005 of $1,295, and the remaining benefit of $4,096 is a one-time benefit related to prior years.

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2006	2005	2004
Net operating loss carryforward	$10,307	$15,503	$22,717
Credit carryforward	406	—	31,881
Accruals	16,742	12,052	10,078
Allowance for doubtful accounts	1,141	1,463	2,571
Inventory	8,478	5,645	5,549
Other	2,725	5,680	3,778

Deferred taxes assets—total	39,799	40,343	76,574

Property, plant and equipment	(287,560)	(241,188)	(245,753)
Turnaround costs	(14,137)	(2,860)	—
Other	(387)	(787)	(192)

Deferred tax liabilities—total	(302,084)	(244,835)	(245,945)

Valuation allowance	(3,667)	(3,583)	—

Total net deferred tax liabilities	$(265,952)	$(208,075)	$(169,371)

Balance sheet classifications
Current deferred tax asset	$15,876	$13,013	$65,790
Deferred tax liability	(281,828)	(221,088)	(235,161)

Total net deferred tax liabilities	$(265,952)	$(208,075)	$(169,371)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

At December 31, 2006, the Company had a federal net operating loss carryforward of approximately $1,749 and state net operating loss carryforwards of approximately $239,228, which will expire in varying amounts between 2007 and 2027 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a state net operating loss valuation allowance has been recorded. The valuation allowance of $3,583 was recorded in 2005 and increased by $84 during 2006 due to state law changes related to apportionment. During 2006, the Company acquired the Longview facilities as discussed in Note 14. The deferred tax liabilities of $47,536 associated with the acquisition of the Longview facilities are included in total net deferred tax liabilities at December 31, 2006.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $7,026 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

12. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. The Company matches 50% up to the first 6% of such employee contributions. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2006, 2005 and 2004, the Company charged approximately $2,693, $2,447 and $2,102, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2006, 2005 and 2004, the Company charged approximately $2,641, $2,658 and $2,225, respectively, to expense for these contributions.

The Company has noncontributory defined benefit pension plans that cover substantially all salaried and all wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the funding requirements of federal law and regulations, and the Company does not expect to make any contribution to these plans in 2007. The accumulated benefit obligation was $34,213, $29,875 and $27,162 at December 31, 2006, 2005 and 2004, respectively.

The Company also provides post-retirement healthcare benefits to the employees of three subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

As discussed in Note 1, the Company has adopted SFAS 158 which requires an enterprise to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

for a defined benefit postretirement plan’s underfunded status. The impact of the adoption of this statement on its financial position is illustrated in the table below which reflects the establishment of the underfunded liability and the after-tax impact on stockholder’s equity.

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Total current assets	$849,787	$—	$849,787
Property, plant and equipment (net)	1,119,088	—	1,119,088
Other assets (net)	133,184	(902)	132,282

Total assets	$2,102,059	$(902)	$2,101,157

Total current liabilities	$321,340	$572	$321,912
Long-term debt	260,156	—	260,156
Deferred income taxes	304,102	(5,404)	298,698
Other liabilities	28,283	13,882	42,165

Total liabilities	913,881	9,050	922,931

Common stock	653	—	653
Additional paid-in capital	427,893	—	427,893
Retained earnings	759,606	—	759,606
Accumulated other comprehensive income	26	(9,952)	(9,926)

Total stockholders’ equity	1,188,178	(9,952)	1,178,226

Total liabilities and stockholders’ equity	$2,102,059	$(902)	$2,101,157

Details of the pension and post-retirement healthcare plans are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$34,779	$32,071	$27,342	$22,597	$20,961	$19,070
Service cost	1,066	1,050	1,029	361	360	381
Interest cost	1,885	1,798	1,736	512	414	420
Actuarial loss	2,630	737	1,104	1,533	1,363	1,649
Benefits paid	(1,016)	(877)	(732)	(555)	(501)	(559)
Plan amendment	—	—	1,592	—	—	—

Benefit obligation, end of year	$39,344	$34,779	$32,071	$24,448	$22,597	$20,961

Change in plan assets
Fair value of plan assets beginning of year	26,149	19,726	17,233	—	—	—
Actual return	2,910	1,226	1,556	—	—	—
Employer contribution	2,498	6,074	1,670	555	501	559
Benefit paid	(1,016)	(877)	(732)	(555)	(501)	(559)

Fair value of plan assets end of year	$30,541	$26,149	$19,727	$—	$—	$—

Funded status, end of year	$(8,803)	$(8,630)	$(12,344)	$(24,448)	$(22,597)	$(20,961)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Reconciliation of funded status
Funded status	$(8,803)	$(8,630)	$(12,344)	$(24,448)	$(22,597)	$(20,961)
Unrecognized net actuarial loss	—	7,141	5,966	—	6,187	5,160
Unamortized transition obligation	—	—	—	—	684	797
Unamortized prior period service cost	—	1,220	1,539	—	1,627	1,893

Net amount recognized	$(8,803)	$(269)	$(4,839)	$(24,448)	$(14,099)	$(13,111)

Amounts recognized in the statement of financial position
Intangible assets	$—	$1,220	$1,539	$—	$—	$—
Current liabilities	—	—	—	(572)	—	—
Noncurrent liabilities	(8,803)	(4,626)	(9,138)	(23,876)	(14,099)	(13,111)
Accumulated other comprehensive loss before taxes	—	3,137	2,760	—	—	—

Net amount recognized	$(8,803)	$(269)	$(4,839)	$(24,448)	$(14,099)	$(13,111)

Amounts recognized in accumulated other comprehensive income (OCI)
Net loss	$8,663	$3,137	$2,760	$7,393	$—	$—
Transition obligation	—	—	—	569	—	—
Prior service cost	902	—	—	1,361	—	—

Total before tax(1)	$9,565	$3,137	$2,760	$9,323	$—	$—

(1)	For 2006, after-tax totals for pension benefits and other benefits were $6,171 and $6,015, respectively. The sum of these amounts ($12,186) is reflected in stockholders’ equity as OCI. For 2005 and 2004, the after-tax totals for pension benefits were $1,976 and $1,739, respectively.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$1,066	$1,050	$1,029	$361	$360	$381
Interest cost	1,885	1,798	1,736	512	414	420
Expected return on plan assets	(2,201)	(1,928)	(1,419)	—	—	—
Net amortization	717	584	680	707	715	621

Net periodic benefit cost	$1,467	$1,504	$2,026	$1,580	$1,489	$1,422

Other changes in plan assets and benefit obligation recognized in OCI
Net loss emerging	$5,925	$—	$—	$7,720	$—	$—
Transition obligation	—	—	—	683	—	—
Prior service cost	—	—	—	1,627	—	—
Amortization of net loss	(399)	—	—	(327)	—	—
Amortization of transition obligation	—	—	—	(114)	—	—
Amortization of prior service cost	(318)	—	—	(266)	—	—

Total recognized in OCI	$5,208	$—	$—	$9,323	$—	$—

Total net periodic benefit cost and OCI	$6,675	$1,504	$2,026	$10,903	$1,489	$1,422

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2007 are expected to be $318 and $511, respectively. The estimated transition obligation, prior service cost and net loss for the other benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2007 are expected to be $114, $266 and $414, respectively.

Weighted average assumptions as of year end
Discount rate	5.8%	5.5%	5.8%	4.7%	4.9%	5.0%
Expected return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Pension	Other
Estimated future benefit payments:
Year 1	$1,182	$572
Year 2	$1,429	$590
Year 3	$1,585	$608
Year 4	$1,801	$627
Year 5	$1,975	$646
Year 6 to 10	$13,006	$3,545

With an average rate of return below 8.0% for 2006, the Company has decided to leave the return on asset assumption at 8.0% as of January 1, 2007. This decision is based on input from the Company’s third-party independent actuary and the pension fund trustee, projecting near-term returns of 8% to 12% from equities, and 4% to 6% from fixed income investments. The discount rate is based on representative published high quality bond indices which indicate the general level of rates as of December 31, 2006.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

	Pension Benefit— Salaried			Pension Benefit— Wage
	2006	2005	2004	2006	2005	2004
Asset allocation for years ended:
Cash	0%	2%	1%	0%	2%	1%
Fixed income	40%	39%	38%	40%	39%	38%
Equity	60%	59%	61%	60%	59%	61%

	100%	100%	100%	100%	100%	100%

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

13. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2006, 2005 and 2004, the Company incurred and paid lease payments of approximately $1,269, $1,241 and $1,434, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

In March 2000, the Company loaned an affiliated party $2,000. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received from the original loan from 1997 through 2001. Principal payments totaling $0, $763 and $858 were received from the affiliated party in 2006, 2005 and 2004, respectively. The remaining balance is scheduled to be repaid beginning in 2010. Interest payments of $161, $246 and $517 were received in 2006, 2005 and 2004, respectively, and are included in other income, net in the consolidated statement of operations. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

During the years ended December 31, 2006, 2005 and 2004, the Company and subsidiaries charged affiliates $955, $838 and $1,231, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $997, $757 and $889 as of December 31, 2006, 2005 and 2004, respectively are included in accounts receivable in the accompanying consolidated balance sheets.

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

On November 30, 2006, the Company acquired Eastman Chemical Company’s polyethylene and Epolene® polymers businesses, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas (“Longview facilities”). The polyethylene business and associated operating facilities have a capacity of 1,125 million pounds per year of polyethylene. This capacity is comprised of 700 million pounds per year of low density polyethylene (LDPE) and 425 million pounds of linear low density polyethylene (LLDPE). After the closing of the transaction, the Company’s total polyethylene capacity will be in excess of 2.5 billion pounds per year. The Company also acquired technology for the production of specialty polyolefin polymers including: acrylate co-polymers; Epolene® polymers for the adhesives, coatings and other consumer products markets; and Energx® technology for LLDPE, which is designed to provide enhanced strength and performance properties. The Company’s management believes that the acquisition of these facilities will further strengthen the Company’s position in the North American polyethylene market and increase its ability to provide an improved overall product mix and new technology.

The purchase price of $235,028 was paid with available cash on hand. This amount is subject to further adjustment based on final values of working capital items at November 30, 2006.

The acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of these assets are included in the consolidated financial statements from the acquisition date. The results of operations and assets are included in the Olefins segment.

The Company has allocated the total acquisition cost of this new business to the assets acquired and liabilities assumed at estimated fair values. The excess of fair value of the net assets acquired compared to the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

amount paid is classified as goodwill. This allocation is preliminary and is subject to revision. Subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price	$235,028
Direct acquisition costs	1,119

Total acquisition cost:	236,147

Allocation of total acquisition cost:
Inventories	$69,131
Other current assets	56
Property, plant, and equipment	157,815
Intangible assets	25,313
Goodwill	36,098
Other assets	3,326
Current liabilities	(8,056)
Deferred income taxes	(47,536)

$236,147

The following is the detail for intangible assets:

Intangible Asset	Amount	Amortization Period (years)
Patents	$6,503	10
Customer relationships	17,649	13
Epolene® trade name	1,161	—

	$25,313

The following unaudited consolidated pro forma information is provided for the acquisition assuming it occurred on January 1, 2005:

	2006	2005
Net sales	$3,185,332	$3,122,974
Income before income taxes	345,839	429,913
Net income	234,875	280,698
Earnings per common share:
Basic	3.61	4.32
Diluted	3.60	4.30

The pro forma net earnings above assumes an income tax provision at the Company’s estimated federal and state income tax rate for the respective year. The information is presented for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2005 or of future operating performance.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

15. Other Income, net

Other income, net consists of the following for the years ended December 31:

	2006	2005	2004
Management services	$955	$838	$1,231
Interest income	10,074	4,317	971
Insurance proceeds, net	—	—	2,785
Equity in income of unconsolidated subsidiary	1,766	94	1,379
Derivative loss	—	(1,947)	(3,750)
Other	(1,125)	(644)	21

	$11,670	$2,658	$2,637

16. Commitments and Contingencies

Environmental Matters

The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company’s production sites have a history of industrial use, it is impossible to predict precisely what effect these requirements will have on the Company.

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex. In mid-1997 the Company began operating (pursuant to contract) a certain piece of groundwater remediation equipment at the complex owned by Goodrich.

For a number of years, PolyOne has asserted that the Company’s operations after the 1990 and 1997 acquisitions have contributed to the contamination. In May 2003, Goodrich asserted that the Company is responsible for a portion of the costs of treating the complex’s contaminated groundwater. Goodrich then began withholding payment of 45% of the monthly costs incurred by the Company to operate certain remediation equipment.

In October 2003, the Company sued Goodrich in the United States District Court for the Western District of Kentucky for breach of contract to recover its unpaid invoices for providing these services. Goodrich filed a counterclaim against the Company and a third-party complaint against PolyOne. PolyOne in turn filed motions to dismiss, counterclaims against Goodrich, and cross-claims against the Company, in which it alleged, among other things, that Goodrich and the Company had conspired to defraud PolyOne.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

In March 2005, the court dismissed PolyOne’s claims against the Company and granted the Company’s motion for summary judgment on its breach of contract claim against Goodrich. In July 2005, Goodrich agreed to pay the Company all past due amounts, including interest, in the amount of $3,132. This reimbursement is reflected in the consolidated statement of operations for the year ended December 31, 2005, resulting in a $2,606 reduction of selling, general and administrative expenses and $526 of interest income. Goodrich further agreed to timely and fully pay the Company for all future services. Goodrich reserved the right to seek reconsideration of the court’s order, which, if granted, could require the Company to reimburse Goodrich for its payments to the Company under the July 2005 agreement. The case is continuing with respect to Goodrich’s counterclaim against the Company and the claims between Goodrich and PolyOne. A court-ordered mediation is expected to occur in early 2007 and trial is set for October 2007.

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since the Company acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, the Company has spent approximately $23,300 through December 31, 2006 in operating this equipment, all of which has been reimbursed to the Company by Goodrich. Goodrich is continuing to reimburse the Company on a monthly basis as ongoing expenses for these services are incurred. The costs incurred to operate the groundwater remediation equipment were $3,362 in 2006.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne and the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company.

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) requires it to submit an application for its own permit under RCRA. This could require the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. The Company challenged the Cabinet’s January 2004 order and has obtained several extensions to submit the required permit application, which is now due in March 2007. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit no later than April 2007. Goodrich and the Company have both challenged the Cabinet’s October 2006 order.

All of these administrative proceedings have been consolidated. At a hearing on February 9, 2007, the administrative law judge vacated the hearing date and set a status conference for May 18, 2007 based on the fact that the parties are engaged in settlement discussions.

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. All three motions are pending.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

PolyOne filed a separate lawsuit against the Company in March 2005 in the United States District Court for the Western District of Kentucky seeking to require the Company to apply for its own RCRA permit. Purportedly brought under the “citizen suit” provisions of RCRA, PolyOne’s suit involves the same issues raised in the Goodrich and PolyOne challenges to the RCRA permit discussed above. The Company filed a motion to dismiss PolyOne’s suit, which is pending.

Monetary Relief. Neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material. However, the Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations, or cash flows.

Environmental Investigations. In 2002, the EPA’s National Enforcement Investigations Center, or NEIC, investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in June 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a portion of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company has recorded an accrual for a probable loss related to monetary penalties and other items to be expensed; however, based on correspondence with the EPA, the Company reduced its loss accrual by $1,500 during the fourth quarter of 2006. This benefit is classified in cost of sales. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

Legal Matters

In October 2003, the Company filed suit against CITGO Petroleum Corporation in state court in Lake Charles, Louisiana, asserting that CITGO had failed to take sufficient hydrogen under two successive contracts pursuant to which the Company has supplied and the Company supplies to CITGO hydrogen that the Company generates as a co-product in its ethylene plants in Lake Charles. In December 2003, CITGO responded with an answer and a counterclaim against the Company, asserting that CITGO had overpaid the Company for hydrogen due to the Company’s allegedly faulty sales meter and that the Company is obligated to reimburse CITGO for the overpayments. In January 2004, the Company filed a motion to compel arbitration of CITGO’s counterclaim and to stay all court proceedings relating to the counterclaim. In May 2004, the parties filed a joint motion with the court to provide for CITGO’s counterclaim to be resolved by arbitration. The Company’s claim against CITGO was approximately $8,100 plus interest at the prime rate plus two percentage points and attorneys’ fees. CITGO’s claim against the Company was approximately $7,800 plus interest at the prime rate plus two percentage points and attorneys’ fees. Effective November 21, 2006, the parties agreed to settle the litigation and dismiss their claims. As a result of this settlement, the Company recorded a benefit of $2,601 in cost of sales due to a reduction in contingency reserves.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

In addition to the matters described above, in both “Environmental Matters” and “Legal Matters,” the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2006, future minimum lease commitments were as follows:

2007	$27,552
2008	26,160
2009	23,115
2010	17,891
2011	12,452
Thereafter	15,994

$123,164

Rental expense, net of railcar mileage credits, was approximately $32,461, $27,691 and $20,790 for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, in 1996 a subsidiary of the Company entered into an agreement with INEOS (successor to BP Chemicals Ltd.) to license technology used to produce LLDPE and HDPE. Under the agreement the Company makes annual payments to INEOS of $3,140 through May 2007. As of December 31, 2006 and 2005, the net present value of these payments was $3,058 and $5,881. The $3,058 and $5,881 are classified as accrued liabilities at December 31, 2006 and 2005, respectively.

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

The Company’s Olefins segment manufactures and markets ethylene, polyethylene, styrene monomer and various ethylene co-products. The Company also acquires ethylene from Eastman pursuant to a contract to supply a portion of the Company’s ethylene requirements in Longview. The majority of the Company’s ethylene production and ethylene acquired from Eastman is used in the Company’s polyethylene, styrene and VCM operations. The remainder of the Company’s ethylene is sold to external customers. In addition, the Company makes ethylene co-products such as propylene, crude butadiene and hydrogen that are sold to external customers.

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. During 2006, 2005 and 2004, one customer accounted for 11.1%, 11.5% and 10.9% of net sales in the Olefins segment.

The Company’s Vinyls segment manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and patio door profiles and fence. The Company’s main manufacturing complex is located in Calvert City, Kentucky. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, the Company owns a 58% interest in a PVC joint venture in China.

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eleven regional plants. Much of the remainder of the VCM production is sold pursuant to a contract that requires the Company to supply a minimum of 300 million pounds of VCM per year. During 2006, 2005 and 2004, one customer accounted for 13.0%, 16.3% and 16.8%, respectively, of net sales in the Vinyls segment. In 2006, an additional customer accounted for 13.4% of net sales in the segment.

The accounting policies of the individual segments are the same as those described in Note 1.

	2006	2005	2004
Net external sales
Olefins
Polyethylene	$783,968	$697,662	$601,269
Ethylene, styrene and other	585,612	652,380	649,985

Total olefins	1,369,580	1,350,042	1,251,254

Vinyls
Fabricated finished products	$596,461	$587,547	$394,513
VCM, PVC, and other	518,325	503,516	339,586

Total vinyls	1,114,786	1,091,063	734,099

	$2,484,366	$2,441,105	$1,985,353

Intersegment sales
Olefins	$131,277	$116,822	$53,668
Vinyls	1,077	1,173	553

	$132,354	$117,995	$54,221

Income (loss) from operations
Olefins	$160,875	$195,670	$179,587
Vinyls	157,918	179,407	69,723
Corporate and other	(5,542)	(8,044)	(6,144)

	$313,251	$367,033	$243,166

Depreciation and amortization
Olefins	$51,741	$46,844	$49,213
Vinyls	34,391	34,343	31,671
Corporate and other	130	54	191

	$86,262	$81,241	$81,075

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	2006	2005	2004
Other income (expense), net
Olefins	$(12)	$(1,933)	$(981)
Vinyls	216	301	121
Corporate and other	11,466	4,290	3,497

	11,670	2,658	2,637
Debt retirement cost	(25,853)	(646)	(15,791)

	$(14,183)	$2,012	$(13,154)

Capital expenditures
Olefins	$92,360	$40,865	$15,905
Vinyls	41,028	42,741	35,745
Corporate and other	2,870	2,154	1,060

	$136,258	$85,760	$52,710

		2006	2005
Total assets
Olefins		$1,390,513	$961,742
Vinyls		578,507	573,709
Corporate and other		113,078	291,738

Income before taxes		$2,082,098	$1,827,189

A reconciliation of total segment income from operations to consolidated income before is as follows:

	2006	2005	2004
Income from operations for reportable segments	$313,251	$367,033	$243,166
Interest expense	(16,519)	(23,717)	(39,350)
Debt retirement cost	(25,853)	(646)	(15,791)
Other income, net	11,670	2,658	2,637

Income before taxes	$282,549	$345,328	$190,662

A reconciliation of total segment income from operations to consolidated income before is as follows:

Geographic Information

	2006	2005	2004
Sales to external customers(a)
United States	$2,219,164	$2,068,500	$1,678,421
Foreign
Canada	230,567	324,053	244,959
Bahamas	191	18,822	25,083
Other	34,444	29,730	36,890

	$2,484,366	$2,441,105	$1,985,353

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	2006	2005	2004
Long-lived assets
United States	$1,065,965	$850,280	$845,314
Foreign	10,938	12,952	9,738

	$1,076,903	$863,232	$855,052

(a)	Revenues are attributed to countries based on location of customer.

18. Subsequent Event

On February 23, 2007, the Company’s board of directors declared a quarterly dividend of $0.04 per share of common stock payable on March 20, 2007 to holders of record on March 5, 2007 aggregating approximately $2,611.

19. Guarantor Disclosures

The Company’s payment obligations under its 6 5/8% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). This includes the subsidiaries created by the acquisition of the Longview facilities. Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$46,670	$91	$5,885	$—	$52,646
Accounts receivable, net	65,041	287,327	6,510	(49,975)	308,903
Inventories, net	—	445,516	10,760	—	456,276
Prepaid expenses and other current assets	10	16,054	22	—	16,086
Deferred income taxes	15,463	—	413	—	15,876

Total current assets	127,184	748,988	23,590	(49,975)	849,787
Property, plant and equipment, net	—	1,065,965	10,938	—	1,076,903
Equity investment	1,515,188	15,300	26,382	(1,530,488)	26,382
Other assets, net	41,870	117,529	5,657	(36,030)	129,026

Total assets	$1,684,242	$1,947,782	$66,567	$(1,616,493)	$2,082,098

Current liabilities
Accounts payable	26,811	206,239	5,864	—	238,914
Accrued liabilities	(10,059)	91,481	1,587	(11)	82,998

Total current liabilities	16,752	297,720	7,451	(11)	321,912
Long-term debt	249,267	88,953	7,932	(85,996)	260,156
Deferred income taxes	232,797	47,537	1,494	—	281,828
Other liabilities	11,885	32,776	—	—	44,661
Stockholders’ equity	1,173,541	1,480,796	49,690	(1,530,486)	1,173,541

Total liabilities and stockholders’ equity	$1,684,242	$1,947,782	$66,567	$(1,616,493)	$2,082,098

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$231,957	$151	$5,787	$—	$237,895
Accounts receivable, net	60,697	290,749	98	(48,765)	302,779
Inventories, net	—	331,867	8,003	—	339,870
Prepaid expenses and other current assets	10	9,007	289	—	9,306
Deferred income taxes	12,398	—	615	—	13,013

Total current assets	305,062	631,774	14,792	(48,765)	902,863
Property, plant and equipment, net	—	850,280	12,952	—	863,232
Equity investment	1,163,403	15,300	20,042	(1,178,703)	20,042
Other assets, net	43,235	28,017	5,830	(36,030)	41,052

Total assets	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

Current liabilities
Accounts payable	18,705	181,093	(21)	—	199,777
Accrued liabilities	4,509	99,042	1,266	55	104,872
Current portion of long-term debt	1,200	—	—	—	1,200

Total current liabilities	24,414	280,135	1,245	55	305,849
Long-term debt	254,800	90,597	5,142	(84,850)	265,689
Deferred income taxes	219,802	—	1,286	—	221,088
Other liabilities	18,578	21,880	—	(1)	40,457
Stockholders’ equity	994,106	1,132,759	45,943	(1,178,702)	994,106

Total liabilities and stockholders’ equity	$1,511,700	$1,525,371	$53,616	$(1,263,498)	$1,827,189

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,445,236	$49,557	$(10,427)	$2,484,366
Cost of sales	—	2,054,820	43,490	(10,427)	2,087,883

	—	390,416	6,067	—	396,483
Selling, general and administrative expenses	1,648	77,995	3,589	—	83,232

Income (loss) from operations	(1,648)	312,421	2,478	—	313,251
Interest expense	(3,123)	(13,396)	—	—	(16,519)
Other income (expense), net	139,589	356	2,551	(156,679)	(14,183)

Income (loss) before income taxes	134,818	299,381	5,029	(156,679)	282,549
Provision for (benefit from) income taxes	(59,741)	146,887	844	—	87,990

Net income (loss)	$194,559	$152,494	$4,185	$(156,679)	$194,559

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,412,321	$41,798	$(13,014)	$2,441,105
Cost of sales	(125)	1,972,280	38,333	(13,014)	1,997,474

	125	440,041	3,465	—	443,631
Selling, general and administrative expenses	2,068	71,358	3,172	—	76,598
Impairment of long-lived assets	—	—	—	—	—

Income (loss) from operations	(1,943)	368,683	293	—	367,033
Interest expense	(3,001)	(20,715)	(1)	—	(23,717)
Other income (expense), net	227,838	(879)	521	(225,468)	2,012

Income (loss) before income taxes	222,894	347,089	813	(225,468)	345,328
Provision for (benefit from) income taxes	(3,923)	122,531	(97)	—	118,511

Net income (loss)	$226,817	$224,558	$910	$(225,468)	$226,817

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,962,160	$31,327	$(8,134)	$1,985,353
Cost of sales	—	1,663,358	26,944	(8,134)	1,682,168

	—	298,802	4,383	—	303,185
Selling, general and administrative expenses	3,650	54,905	1,683	—	60,238
Gain on legal settlement	—	(2,049)	—	—	(2,049)
Impairment of long-lived assets	—	1,830	—	—	1,830

Income (loss) from operations	(3,650)	244,116	2,700	—	243,166
Interest expense	(16,380)	(22,969)	(1)	—	(39,350)
Other income (expense), net	127,300	134	1,868	(142,456)	(13,154)

Income (loss) before income taxes	107,270	221,281	4,567	(142,456)	190,662
Provision for (benefit from) income taxes	(13,452)	83,236	156	—	69,940

Net income (loss)	$120,722	$138,045	$4,411	$(142,456)	$120,722

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$194,559	$152,494	$4,185	$(156,679)	$194,559
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	83,085	3,177	—	86,262
Recovery of doubtful accounts	—	1,287	—	—	1,287
Loss (gain) from disposition of fixed assets	—	2,848	—	—	2,848
Write off of debt issuance cost	—	3,623	—	—	3,623
Deferred income taxes	13,415	—	437	—	13,852
Equity in income of joint venture	—	—	(1,766)	—	(1,766)
Net changes in working capital and other	(134,228)	(83,921)	(2,011)	156,679	(63,481)

Net cash provided by (used for) operating activities	73,746	159,416	4,022	—	237,184
Cash flows from investing activities
Additions to property, plant and equipment	—	(133,878)	(2,380)	—	(136,258)
Additions to equity investments	—	—	(4,574)	—	(4,574)
Acquisition of business	(235,674)	—	—	—	(235,674)
Purchases of short-term investments	(216,510)	—	—	—	(216,510)
Sales and maturities of short-term investments	216,510	—	—	—	216,510
Settlements of derivative instruments	—	(28,052)	—	—	(28,052)
Proceeds from deposition of assets	—	222	—	—	222

Net cash used for investing activities	(235,674)	(161,708)	(6,954)	—	(404,336)
Cash flows from financing activities
Intercompany financing	(5,262)	2,232	3,030	—	—
Proceeds from exercise of stock options	1,849	—	—	—	1,849
Dividends paid	(8,802)	—	—	—	(8,802)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt issuance costs	(4,329)	—	—	—	(4,329)

Net cash used for financing activities	(23,359)	2,232	3,030	—	(18,097)
Net increase in cash and cash equivalents	(185,287)	(60)	98	—	(185,249)
Cash and cash equivalents at beginning of the year	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of the year	$46,670	$91	$5,885	$—	$52,646

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2005

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$226,817	$224,558	$910	$(225,468)	$226,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,456	78,613	2,628	—	82,697
Recovery of doubtful accounts	—	(2,294)	(13)	—	(2,307)
Loss (gain) from disposition of fixed assets	—	4,767	(21)	—	4,746
Write off of debt issuance cost	646	—	—	—	646
Deferred income taxes	(3,923)	49,613	55	—	45,745
Equity in income of joint venture	—	—	(94)	—	(94)
Net changes in working capital and other	(314,822)	43,754	5,797	225,468	(39,803)

Net cash provided by (used for) operating activities	(89,826)	399,011	9,262	—	318,447
Cash flows from investing activities
Additions to property, plant and equipment	—	(80,286)	(5,474)	—	(85,760)
Additions to equity investments	—	—	(1,867)	—	(1,867)
Proceeds from deposition of assets	—	37	—	—	37

Net cash used for investing activities	—	(80,249)	(7,341)	—	(87,590)
Cash flows from financing activities
Intercompany financing	318,829	(318,681)	(148)	—	—
Proceeds from exercise of stock options	1,184	—	—	—	1,184
Dividends paid	(6,342)	—	—	—	(6,342)
Repayments of borrowings	(31,200)	—	—	—	(31,200)

Net cash used for financing activities	282,471	(318,681)	(148)	—	(36,358)
Net increase in cash and cash equivalents	192,645	81	1,773	—	194,499
Cash and cash equivalents at beginning of the year	39,312	70	4,014	—	43,396

Cash and cash equivalents at end of the year	$231,957	$151	$5,787	$—	$237,895

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2004

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$120,722	$138,045	$4,411	$(142,456)	$120,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,097	78,738	2,337	—	83,172
Recovery of doubtful accounts	—	(145)	(311)	—	(456)
Impairment of long-lived assets	—	1,830	—	—	1,830
Gain from disposition of fixed assets	—	(218)	—	—	(218)
Deferred income taxes	(13,452)	79,157	(517)	—	65,188
Equity in income of joint venture	—	—	(1,379)	—	(1,379)
Net changes in working capital and other	(184,531)	(74,821)	(1,182)	142,456	(118,078)

Net cash provided by (used for) operating activities	(75,164)	222,586	3,359	—	150,781
Cash flows from investing activities
Additions to property, plant and equipment	—	(47,945)	(4,765)	—	(52,710)
Acquisition of operations	—	(33,294)	—	—	(33,294)
Proceeds from disposition of assets	—	3,256	—	—	3,256
Proceeds from insurance claims	—	2,785	—	—	2,785

Net cash used for investing activities	—	(75,198)	(4,765)	—	(79,963)
Cash flows from financing activities
Intercompany financing	147,178	(147,362)	184	—	—
Proceeds from issuance of stock	181,167	—	—	—	181,167
Dividends paid	(1,379)	—	—	—	(1,379)
Proceeds from affiliate borrowings	336	—	—	—	336
Repayments of affiliate borrowings	(5,727)	—	—	—	(5,727)
Repayments of borrowings	(239,200)	—	—	—	(239,200)

Net cash provided by (used for) financing activities	82,375	(147,362)	184	—	(64,803)
Net increase (decrease) in cash and cash equivalents	7,211	26	(1,222)	—	6,015
Cash and cash equivalents at beginning of the year	32,101	44	5,236	—	37,381

Cash and cash equivalents at end of the year	$39,312	$70	$4,014	$—	$43,396

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

20. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006(2)
Net sales	$618,779	$669,267	$672,417	$523,903
Gross profit	131,058	125,212	109,176	31,037
Income from operations	110,879	106,853	87,011	8,508
Net income	51,337	67,169	61,656	14,397
Basic and diluted earnings per common share(1)	$0.79	$1.03	$0.95	$0.22

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$618,616	$580,659	$605,391	$636,439
Gross profit	119,783	99,480	89,264	135,104
Income from operations	101,708	82,763	70,062	112,500
Net income	61,143	48,526	43,526	73,622
Basic earnings per common share(1)	$0.94	$0.75	$0.67	$1.13
Diluted earnings per common share(1)	$0.94	$0.74	$0.67	$1.13

(1)	EPS for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted-average shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

(2)	See the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the 2006 results, including a discussion of the reduced profitability in the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. This assessment excludes Westlake Longview Corporation as permitted and discussed in Westlake’s management’s report on internal control over financial reporting which appears on page 41 of this Annual Report on Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006 with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 41 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report that appears on page 42 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation.

On February 23, 2007, the Compensation Committee of the Board of Directors of Westlake set 2007 base salaries and bonus targets for certain executive officers of the Company (and determined the amount of 2006 bonuses payable in 2007 to such executive officers). Exhibit 10.25 to this Annual Report on Form 10-K, which is incorporated herein by reference, sets forth the 2007 base salary and target bonus amounts (and the 2006 bonuses payable) to such executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Item 14.	Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2006.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense(2)	Additions/ (Deductions)(1)	Balance at End of Year
2006	$3,460	$1,287	$(1,460)	$3,287
2005	6,106	(2,307)	(339)	3,460
2004	6,901	(456)	(339)	6,106

(1)	Accounts receivable written off during the period.

(2)	The credit to expense in 2005 relates primarily to the July 5, 2005 settlement agreement with Goodrich (see Note 16 to the consolidated financial statements).

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(1)	Balance at End of Year
2006	$8,110	$43	$(213)	$7,940
2005	8,507	377	(774)	8,110
2004	8,289	886	(668)	8,507

(1)	Inventory written off during the period.

(a)(3) Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% senior notes due 2011 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

4.2	Form of 8 3/4% senior notes due 2011 (included in Exhibit 4.1).

4.3	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

4.4	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.5	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.6

Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on November 21, 2003).

10.2	First Amendment to Revolving Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.3	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.4	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 19, 2004).

10.5	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.6	Fifth Amendment to Revolving Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2005, filed on February 23, 2006).

10.7	Sixth Amendment to Revolving Credit Agreement dated as of March 24, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on May 5, 2006).

10.8	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-4/A, filed on November 21, 2003).

10.9	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.10	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.11	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on November 21, 2003).

10.12+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.13+	Agreement with Warren Wilder dated December 10, 1999 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.14+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.15+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.16+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.17+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.18	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.19+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.20+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.21+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.22+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.23+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.24+	Schedule of Cash Compensation for Non-Employee Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.25†+	Executive Officer Compensation Schedule.

10.26+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.27+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.28+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.29+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.30+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.31+	Offer letter to Mr. Gibbons dated March 16, 2006 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 28, 2006).

10.32+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.33+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

14	Code of Ethics (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 26, 2007	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2007

/s/ M. STEVEN BENDER M. Steven Bender	Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 26, 2007

/s/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Controller (Principal Accounting Officer)	February 26, 2007

/s/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 26, 2007

/s/ ALBERT CHAO	Director	February 26, 2007
Albert Chao

/s/ E. WILLIAM BARNETT	Director	February 26, 2007
E. William Barnett

/s/ ROBERT T. BLAKELY	Director	February 26, 2007
Robert T. Blakely

/s/ DOROTHY C. JENKINS	Director	February 26, 2007
Dorothy C. Jenkins

/s/ MAX L. LUKENS	Director	February 26, 2007
Max L. Lukens

Exhibit Index

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of July 31, 2003 by and among Westlake, the guarantors named therein and JPMorgan Chase Bank, as trustee, relating to 8 3/4% senior notes due 2011 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

4.2	Form of 8 3/4% senior notes due 2011 (included in Exhibit 4.1).

4.3	Supplemental Indenture dated as of August 17, 2004 by and among Westlake International Corporation, Westlake Technology Corporation, Westlake, the other Guarantors and JPMorgan Chase Bank (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

4.4	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.5	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.6

Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5).

Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on November 21, 2003).

10.2	First Amendment to Revolving Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.3	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.4	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 19, 2004).

10.5	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.6	Fifth Amendment to Revolving Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2005, filed on February 23, 2006).

10.7	Sixth Amendment to Revolving Credit Agreement dated as of March 24, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on May 5, 2006).

10.8	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-4/A, filed on November 21, 2003).

10.9	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.10	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.11	Credit Agreement dated as of July 31, 2003 by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto relating to a $120 million senior secured term loan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on November 21, 2003).

10.12+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.13+	Agreement with Warren Wilder dated December 10, 1999 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.14+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.15+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.16+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.17+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.18	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.19+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.20+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.21+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.22+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.23+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.24+	Schedule of Cash Compensation for Non-Employee Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.25†+	Executive Officer Compensation Schedule.

10.26+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.27+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.28+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.29+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.30+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.31+	Offer letter to Mr. Gibbons dated March 16, 2006 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 28, 2006).

10.32+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.33+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

14	Code of Ethics (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.