Form 10-Q
period 2007-03-31
WESTLAKE CHEMICAL CORP
filed 2007-05-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of May 1, 2007, was 65,467,880.

IND EX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$13,325	$52,646
Accounts receivable, net	423,630	308,903
Inventories, net	417,651	456,276
Prepaid expenses and other current assets	10,456	16,086
Deferred income taxes	15,882	15,876

Total current assets	880,944	849,787
Property, plant and equipment, net	1,076,364	1,076,903
Equity investment	27,040	26,382
Other assets, net	126,133	129,026

Total assets	$2,110,481	$2,082,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$220,462	$238,914
Accrued liabilities	86,090	82,998

Total current liabilities	306,552	321,912
Long-term debt	280,876	260,156
Deferred income taxes	285,623	281,828
Other liabilities	45,918	44,661

Total liabilities	918,969	908,557

Commitments and Contingencies (Notes 11 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,467,880 and 65,268,585 shares issued and outstanding in 2007 and 2006, respectively	655	653
Additional paid-in capital	428,497	427,893
Retained earnings	771,982	754,921
Accumulated other comprehensive income
Benefits liability, net of tax	(12,186)	(12,186)
Cumulative translation adjustment	2,564	2,260

Total stockholders’ equity	1,191,512	1,173,541

Total liabilities and stockholders’ equity	$2,110,481	$2,082,098

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands of dollars, except per share data and share amounts)
Net sales	$718,802	$618,779
Cost of sales	660,913	487,721

Gross profit	57,889	131,058
Selling, general and administrative expenses	25,223	20,179

Income from operations	32,666	110,879
Interest expense	(3,593)	(6,026)
Debt retirement cost	—	(25,853)
Other income, net	991	2,334

Income before income taxes	30,064	81,334
Provision for income taxes	10,392	29,997

Net income	$19,672	$51,337

Basic and diluted earnings per share	$0.30	$0.79

Weighted average shares outstanding:
Basic	65,217,996	65,092,195
Diluted	65,324,517	65,230,772

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands of dollars)
Cash flows from operating activities
Net income	$19,672	$51,337
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	24,355	20,475
Recovery of bad debts	(412)	(5)
Amortization of debt issue costs	189	287
Loss (gain) from disposition of fixed assets	39	(59)
Deferred tax expense	3,776	4,490
Equity in income of joint venture	(658)	(241)
Write-off of debt issuance costs	—	3,623
Changes in operating assets and liabilities
Accounts receivable	(115,992)	25,516
Inventories	38,625	281
Prepaid expenses and other current assets	5,630	211
Accounts payable	(17,048)	(29,089)
Accrued liabilities	3,092	(10,720)
Other, net	(3,682)	653

Net cash (used for) provided by operating activities	(42,414)	66,759

Cash flows from investing activities
Additions to property, plant and equipment	(18,873)	(28,549)
Settlements of derivative instruments	3,815	(27,445)

Net cash used for investing activities	(15,058)	(55,994)

Cash flows from financing activities
Proceeds from the exercise of stock options	62	396
Dividends paid	(2,611)	(1,791)
Proceeds from borrowings	136,075	249,185
Repayment of borrowings	(115,375)	(256,000)
Capitalized debt costs	—	(4,084)

Net cash provided by (used for) financing activities	18,151	(12,294)

Net decrease in cash and cash equivalents	(39,321)	(1,529)
Cash and cash equivalents at beginning of period	52,646	237,895

Cash and cash equivalents at end of period	$13,325	$236,366

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on February 26, 2007. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2006.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and the changes in its cash position for the three months ended March 31, 2007 and 2006.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2007 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company has not yet determined the impact this interpretation might have on its financial position.

2. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $524 and $429 for the three months ended March 31, 2007 and 2006, respectively.

Option activity and changes during the three months ended March 31, 2007 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	356,284	$20.57
Granted	352,700	31.61
Exercised	(3,471)	17.78
Cancelled	(7,317)	28.39

Outstanding at March 31, 2007	698,196	$26.08	8.9	$2,762

Exercisable at March 31, 2007	111,482	$18.49	7.7	$1,071

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

For options outstanding at March 31, 2007, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	217,913	7.4
$25.42 – $36.10	480,283	9.6

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $57 and $511.

As of March 31, 2007, $5,323 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.7 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value for each option granted during the first three months of 2007 and 2006. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2007	2006
Weighted average fair value of grants	$14.23	$15.28
Risk-free interest rate	4.5%	4.8%
Expected life in years	6-10	6-7
Expected volatility	33.2%	33.9%
Expected dividend yield	0.5%	0.3%

Non-vested restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	53,928	$30.85
Granted	198,811	31.61
Vested	(6,569)	36.10
Forfeited	(2,987)	31.65

Non-vested at March 31, 2007	243,183	$31.32

As of March 31, 2007, there was $6,483 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 4.8 years.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

3. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2007	December 31, 2006
Accounts receivable — trade	$408,491	$294,564
Accounts receivable — affiliates	1,153	1,252
Allowance for doubtful accounts	(3,140)	(3,287)

	406,504	292,529
Accounts receivable — other	17,126	16,374

Accounts receivable, net	$423,630	$308,903

4. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished products	$261,769	$290,048
Feedstock, additives and chemicals	126,133	137,669
Materials and supplies	37,504	36,499

	425,406	464,216
Allowance for inventory obsolescence	(7,755)	(7,940)

Inventories, net	$417,651	$456,276

5. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $19,136 and $18,075 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

6. Other Assets

Amortization expense on other assets of $5,408 and $2,687 is included in the consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

7. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net gain of $728 in connection with trading activity for the three months ended March 31, 2007 compared to a net gain of $5,204 for the three months ended March 31, 2006. All of the 2007 net gain related to derivative gains. Of the 2006 net gain, $4,813 related to derivative gains and $391 related to sales of related physical feedstock positions. Gains and losses in connection with trading activity are included in cost of sales. Risk management asset balances of $797 and $5,721 were included in “Accounts receivable, net” and risk management liability balances of $-0- and $1,211 were included in current liabilities in the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

8. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company recognized no adjustments in the liability for unrecognized income tax benefits in the first quarter of 2007 as a result of the implementation of FIN 48. As of January 1, 2007, the total gross unrecognized tax benefits were $9,637. Of this total, $5,072, net of federal tax benefits, would favorably impact the effective income tax rate if recognized. There have been no significant changes to these amounts during the three months ended March 31, 2007.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $3,069 of accrued interest and penalties related to uncertain tax positions. There has been no significant change to this amount during the three months ended March 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to the examinations by tax authorities before the year 1999. Management does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The effective income tax rate was 34.6% in the first quarter of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 36.9% for the first quarter of 2006. The 2006 tax rate was above the statutory rate of 35% primarily due to state income tax, partially offset by the manufacturing deduction.

9. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Weighted average common shares—basic	65,218	65,092
Plus incremental shares from assumed conversions:
Options	92	125
Restricted stock	15	14

Weighted average common shares—diluted	65,325	65,231

10. Pension and Post-Retirement Benefit Costs

Components of Net Periodic Costs are as follows:

	Three Months Ended March 31,
	Pension		Post-Retirement
	2007	2006	2007	2006
Service cost	$260	$267	$78	$91
Interest cost	557	471	146	134
Expected return on plan assets	(599)	(550)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	80	79	67	67
Amortization of net loss	132	100	104	77

Net periodic benefit cost	$430	$367	$423	$397

In the first quarters of 2007 and 2006, the Company made no contributions to the Salaried and Wage pension plans and has no current plan to contribute any additional funds to the plans during the fiscal year ending December 31, 2007.

11. Commitments and Contingencies

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

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since the Company acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, the Company has spent $24,131 through March 31, 2007 in operating this equipment, all of which has been reimbursed to the Company by Goodrich. Goodrich is continuing to reimburse the Company on a monthly basis as ongoing expenses for these services are incurred. The costs incurred to operate the groundwater remediation equipment were $3,362 in 2006 and $833 in the first quarter of 2007.

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

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) requires it to submit an application for its own permit under RCRA. This could require the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. The Company challenged the Cabinet’s January 2004 order and has obtained several extensions to submit the required permit application, which is now due in September 2007. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit no later than April 2007. Goodrich and the Company have both challenged the Cabinet’s October 2006 order.

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

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. On March 30, 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. Although the Company’s motion for partial summary judgment was denied on March 30, the Company’s claim for indemnification of its costs incurred in connection with Pond 4 is still before the court.

PolyOne filed a separate lawsuit against the Company in March 2005 in the United States District Court for the Western District of Kentucky seeking to require the Company to apply for its own RCRA permit. Purportedly brought under the “citizen suit” provisions of RCRA, PolyOne’s suit involves the same issues raised in the Goodrich and PolyOne challenges to the RCRA permit discussed above. The Company filed a motion to dismiss PolyOne’s suit. On March 30, 2007, the court granted the Company’s motion to dismiss. PolyOne has not appealed the dismissal of its suit.

Monetary Relief. Neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations, or cash flows. Any monetary liabilities that the Company might incur with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales to external customers
Olefins
Polyethylene	$343,531	$189,456
Ethylene, styrene and other	140,695	150,261

Total olefins	484,226	339,717
Vinyls
Fabricated finished goods	127,727	140,410
VCM, PVC and other	106,849	138,652

Total vinyls	234,576	279,062

	$718,802	$618,779

Intersegment sales
Olefins	$11,101	$40,064
Vinyls	240	324

	$11,341	$40,388

Income (loss) from operations
Olefins	$27,219	$59,565
Vinyls	7,792	54,411
Corporate and other	(2,345)	(3,097)

	$32,666	$110,879

Depreciation and amortization
Olefins	$15,656	$11,750
Vinyls	8,661	8,697
Corporate and other	38	28

	$24,355	$20,475

Other income (expense), net
Olefins	$52	$—
Vinyls	62	47
Corporate and other	877	2,287

	991	2,334
Debt retirement cost	—	(25,853)

	$991	$(23,519)

Capital expenditures
Olefins	$10,492	$20,410
Vinyls	7,624	7,946
Corporate and other	757	193

	$18,873	$28,549

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended March 31,
	2007	2006
Income from operations	$32,666	$110,879
Interest expense	(3,593)	(6,026)
Debt retirement cost	—	(25,853)
Other income, net	991	2,334

Income before taxes	$30,064	$81,334

	March 31, 2006	December 31, 2006
Total Assets
Olefins	$1,446,794	$1,390,513
Vinyls	588,183	578,507
Corporate and other	75,504	113,078

	$2,110,481	$2,082,098

13. Comprehensive Income Information

	Three Months Ended March 31,
	2007	2006
Net income	$19,672	$51,337
Other comprehensive income:
Change in foreign currency translation	304	101

Comprehensive income	$19,976	$51,438

14. Long-Term Debt

Long-term indebtedness consists of the following:

	March 31, 2007	December 31, 2006
6 5/8% Senior notes due 2016	$249,287	$249,267
Revolving line of credit	20,700	—
Loan related to tax-exempt revenue bonds	10,889	10,889

Long-term debt	$280,876	$260,156

As of March 31, 2007, the Company had borrowings under the revolving credit facility that bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

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

Condensed Consolidating Financial Information as of March 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$11,142	$88	$2,095	$—	$13,325
Accounts receivable, net	106,787	406,040	2,529	(91,726)	423,630
Inventories, net	—	403,861	13,790	—	417,651
Prepaid expenses and other current assets	10	10,270	176	—	10,456
Deferred income taxes	15,463	—	419	—	15,882

Total current assets	133,402	820,259	19,009	(91,726)	880,944
Property, plant and equipment, net	—	1,065,472	10,892	—	1,076,364
Equity investment	1,545,428	15,300	27,040	(1,560,728)	27,040
Other assets, net	41,681	114,719	5,762	(36,029)	126,133

Total assets	$1,720,511	$2,015,750	$62,703	$(1,688,483)	$2,110,481

Current liabilities
Accounts payable	$19,977	$198,903	$1,581	$1	$220,462
Accrued liabilities	(9,424)	94,346	1,183	(15)	86,090

Total current liabilities	10,553	293,249	2,764	(14)	306,552
Long-term debt	269,987	130,684	7,948	(127,743)	280,876
Deferred income taxes	236,574	47,536	1,512	1	285,623
Other liabilities	11,885	34,034	—	(1)	45,918
Stockholders’ equity	1,191,512	1,510,247	50,479	(1,560,726)	1,191,512

Total liabilities and stockholders’ equity	$1,720,511	$2,015,750	$62,703	$(1,688,483)	$2,110,481

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2006

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$710,839	$10,126	$(2,163)	$718,802
Cost of sales	—	653,829	9,247	(2,163)	660,913

Gross profit	—	57,010	879	—	57,889
Selling, general and administrative expenses	294	23,708	1,221	—	25,223

Income (loss) from operations	(294)	33,302	(342)	—	32,666
Interest expense	573	(4,166)	—	—	(3,593)
Other income (expense), net	18,734	287	827	(18,857)	991

Income (loss) before income taxes	19,013	29,423	485	(18,857)	30,064
Provision for (benefit from) income taxes	(659)	10,937	114	—	10,392

Net income (loss)	$19,672	$18,486	$371	$(18,857)	$19,672

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$612,218	$10,150	$(3,589)	$618,779
Cost of sales	—	481,991	9,319	(3,589)	487,721

Gross profit	—	130,227	831	—	131,058
Selling, general and administrative expenses	538	18,783	858	—	20,179

Income (loss) from operations	(538)	111,444	(27)	—	110,879
Interest expense	(1,749)	(4,277)	—	—	(6,026)
Other income (expense), net	49,580	203	387	(73,689)	(23,519)

Income (loss) before income taxes	47,293	107,370	360	(73,689)	81,334
Provision for (benefit from) income taxes	(4,044)	34,037	4	—	29,997

Net income (loss)	$51,337	$73,333	$356	$(73,689)	$51,337

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$19,672	$18,486	$371	$(18,857)	$19,672
Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	—	23,660	695	—	24,355
(Recovery of) provision for bad debts	—	(455)	43	—	(412)
Gain from disposition of fixed assets	—	39	—	—	39
Deferred tax expense	3,776	—	—	—	3,776
Equity in income of joint venture	—	—	(658)	—	(658)
Net changes in working capital and other	(35,381)	(68,793)	(3,869)	18,857	(89,186)

Net cash used for operating activities	(11,933)	(27,063)	(3,418)	—	(42,414)
Cash flows from investing activities
Additions to property, plant and equipment	—	(18,485)	(388)	—	(18,873)
Settlements of futures contracts	—	3,815	—	—	3,815

Net cash used for investing activities	—	(14,670)	(388)	—	(15,058)
Cash flows from financing activities
Intercompany financing	(41,746)	41,730	16	—	—
Proceeds from exercise of stock options	62	—	—	—	62
Dividends paid	(2,611)	—	—	—	(2,611)
Proceeds from borrowings	136,075	—	—	—	136,075
Repayments of borrowings	(115,375)	—	—	—	(115,375)
Capitalized debt costs	—	—	—	—	—

Net cash (used for) provided by financing activities	(23,595)	41,730	16	—	18,151
Net decrease in cash and cash equivalents	(35,528)	(3)	(3,790)	—	(39,321)
Cash and cash equivalents at beginning of period	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of period	$11,142	$88	$2,095	$—	$13,325

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$51,337	$73,333	$356	$(73,689)	$51,337
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	287	19,651	824	—	20,762
Recovery of bad debts	—	(5)	—	—	(5)
Gain from disposition of fixed assets	—	(59)	—	—	(59)
Deferred tax expense	(4,044)	8,530	4	—	4,490
Equity in income of joint venture	—	—	(241)	—	(241)
Write-off of debt issuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(73,396)	(14,760)	1,319	73,689	(13,148)

Net cash (used for) provided by operating activities	(25,816)	90,313	2,262	—	66,759
Cash flows from investing activities
Additions to property, plant and equipment	—	(27,823)	(726)	—	(28,549)
Settlements of futures contracts	—	(27,445)	—	—	(27,445)

Net cash used for investing activities	—	(55,268)	(726)	—	(55,994)
Cash flows from financing activities
Intercompany financing	35,052	(35,067)	15	—	—
Proceeds from exercise of stock options	396	—	—	—	396
Dividends paid	(1,791)	—	—	—	(1,791)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt costs	(4,084)	—	—	—	(4,084)

Net cash provided by (used for) financing activities	22,758	(35,067)	15	—	(12,294)
Net increase (decrease) in cash and cash equivalents	(3,058)	(22)	1,551	—	(1,529)
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$228,899	$129	$7,338	$—	$236,366

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Recent Developments

We are performing a major turnaround during the second quarter of 2007 for one of our ethylene units at our Lake Charles facility. We expect the unit to be shut down for approximately 45 days during the second quarter to complete the tie-ins of our previously announced project designed to upgrade the feedstock flexibility of the plant, which is expected to reduce energy costs and provide for additional ethylene capacity. During a turnaround, production at the unit is suspended while work on the unit is performed. Sales are expected to continue during the turnaround period.

In April 2006, we announced that we had entered into a Memorandum of Understanding to study the development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Government of the Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is initially estimated to be approximately $1.5 billion. The size, scope, and cost of the project are subject to further definition in connection with a detailed feasibility study that we are currently performing. It is expected that the project will be financed through a project financing arrangement.

On November 30, 2006 we acquired Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10-inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas (Longview). A more detailed description of this acquisition can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

Segment Data

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$343,531	$189,456
Ethylene, styrene and other	140,695	150,261

Total olefins	484,226	339,717

Vinyls
Fabricated finished goods	127,727	140,410
VCM, PVC, and other	106,849	138,652

Total vinyls	234,576	279,062

Total	$718,802	$618,779

	Three Months Ended March 31,
	2007	2006
Income (loss) from operations
Olefins	$27,219	$59,565
Vinyls	7,792	54,411
Corporate and other	(2,345)	(3,097)

Total income from operations	32,666	110,879
Interest expense	(3,593)	(6,026)
Debt retirement cost	—	(25,853)
Other income, net	991	2,334
Provision for income taxes	(10,392)	(29,997)

Net income	$19,672	$51,337

Earnings per share (diluted)	0.30	0.79

	Three Months Ended March 31,
	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)(3)	-12.8%	+61.5%
Vinyls(2)	-25.7%	+13.1%
Company average(3)	-17.0%	+38.6%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabrication products.
(3)	Of the percentage increases for olefins and company average volumes, the percentage attributable to the acquisition of the Longview facilities is 48.8% and 25.7%, respectively.

	Three Months Ended March 31,
	2007	2006
Average industry prices(1)
Ethane (cents/lb)	19.9	19.2
Propane (cents/lb)	22.9	22.4
Ethylene (cents/lb)(2)	40.0	50.3
Polyethylene (cents/lb)(3)	67.0	78.0
Styrene (cents/lb)(4)	64.8	60.6
Caustic ($/short ton)(5)	360.0	424.2
Chlorine ($/short ton)(6)	297.5	332.5
VCM (cents/lb)(7)	37.2	44.0
PVC (cents/lb)(8)	53.3	62.8

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.
(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of VCM over the period as reported by CMAI.
(8)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the three months ended March 31, 2007, net income was $19.7 million, or $0.30 per diluted share, on net sales of $718.8 million. This represents a decrease of $31.6 million, or $0.49 per diluted share, from the three months ended March 31, 2006 net income of $51.3 million, or $0.79 per diluted share, on net sales of $618.8 million. Income from operations was $32.7 million for the first quarter of 2007 as compared to $110.9 million for the first quarter of 2006. The first quarter of 2007 results have been negatively impacted by a number of factors including a slow down in residential housing starts and a dramatic drop in selling prices and margins that began early in the fourth quarter of 2006. This pricing environment is in contrast with the first quarter of 2006, which benefited from strong market conditions that existed for a period of time following Hurricanes Katrina and Rita. We are, however, beginning to see some pricing improvement for ethylene, polyethylene and PVC. Some industry analysts expect a gradual improvement in the olefins business, but recovery in the vinyls business is expected to take longer. Any improvement in the Vinyls segment is expected to be impacted by additional capacity coming on stream in late 2007 and into 2008.

Sales for the three months ended March 31, 2007 increased over the first three months of 2006 due to higher sales volumes for most products, and additional polyethylene volume as a result of the Longview acquisition in late 2006. This increase was partially offset by lower sales prices for most products.

RESULTS OF OPERATIONS

First Quarter 2007 Compared with First Quarter 2006

Net Sales. Net sales increased by $100.0 million to $718.8 million in the first quarter of 2007 from $618.8 million in the first quarter of 2006. This increase was primarily due to higher sales volumes for most of our major products. Polyethylene sales volumes were significantly higher in the first quarter of 2007 as compared to the first quarter of 2006 due to the acquisition of the Longview facilities. These increases were partially offset by lower sales prices for most of our major products.

Gross Margin. Gross margin percentage decreased to 8.1% in the first quarter of 2007 from 21.2% in the first quarter of 2006. This decrease was primarily due to lower sales prices for most of our major products and higher cost of raw materials. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 3.6% for ethane and 2.2% for propane as compared to the first quarter of 2006. In addition, we had a $0.7 million gain in connection with trading activity for the first three months of 2007 compared to a $5.2 million gain for the first three months of 2006, a decrease of $4.5 million (see Note 7 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.0 million, or 24.8%, in the first quarter of 2007 as compared to the first quarter of 2006. The increase was primarily due to transition costs and other operating expenses related to the acquisition of the Longview facilities.

Interest Expense. Interest expense in the first quarter of 2007 decreased by $2.4 million to $3.6 million from $6.0 million in the first quarter of 2006, primarily due to lower average interest rates and lower average debt outstanding for the period. Average interest rates were lower due to the refinancing completed in the first quarter of 2006.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost. We did not recognize any debt retirement costs in the first quarter of 2007.

Other Income, Net. Other income, net decreased by $1.3 million to $1.0 million in the first quarter of 2007 from $2.3 million in the first quarter of 2006 primarily due to lower interest income associated with lower cash balances, partially offset by higher equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 34.6% in the first quarter of 2007 as compared to 36.9% in the first quarter of 2006. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was above the statutory rate of 35% primarily due to state income tax, partially offset by the manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $144.5 million, or 42.5%, to $484.2 million in the first quarter of 2007 from $339.7 million in the first quarter of 2006. This increase was primarily due to the additional polyethylene sales volume from our Longview facilities, which were acquired in the fourth quarter of 2006, and higher ethylene sales. These increases were partially offset by lower sales prices. Average selling prices for the Olefins segment decreased by 13.7% in the first quarter of 2007 as compared to the first quarter of 2006.

Income from Operations. Income from operations decreased by $32.4 million, or 54.4%, to $27.2 million in the first quarter of 2007 from $59.6 million in the first quarter of 2006. This decrease was primarily due to the dramatic decrease in product prices and margins which began early in the fourth quarter of 2006 and continued into the first quarter of 2007. Although product prices and volumes began to improve in the first three months of 2007, margins were still significantly below the first quarter of 2006 levels. In addition, trading activity resulted in a gain in the first quarter of 2007 of $0.7 million as compared to $5.2 million in the first quarter of 2006.

Vinyls Segment

Net Sales. Net sales decreased by $44.5 million, or 15.9%, to $234.6 million in the first quarter of 2007 from $279.1 million in the first quarter of 2006. This decrease was due to lower selling prices for all of our major vinyls products. The decreased sales prices were partially offset by generally higher sales volumes for our major products. Average selling prices for the Vinyls segment decreased by 25.7% in the first quarter of 2007 as compared to the first quarter of 2006.

Income from Operations. Income from operations decreased by $46.6 million, or 85.7%, to $7.8 million in the first quarter of 2007 from $54.4 million in the first quarter of 2006. This decrease was primarily due to lower selling prices and margins for all of our vinyls products which was partially offset by higher sales volumes. Selling prices, margins and sales volumes for PVC resin and PVC pipe fell dramatically in the fourth quarter of 2006 due to weakness in the residential housing market, falling energy prices and seasonal slowdowns. Sales prices and margins continued under pressure in the first quarter of 2007. Sales volumes in the first quarter of 2007, however, have improved and the industry has implemented a PVC resin price increase beginning in March, 2007. By comparison, the first quarter of 2006 was very strong due to supply constraints resulting from the impact from Hurricanes Katrina and Rita.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Cash Flows

Operating Activities

Operating activities used cash of $42.4 million in the first three months of 2007 compared to cash provided by operating activities of $66.8 million in the first three months of 2006. The $109.2 million decrease in cash flows from operating activities was primarily due to lower income from operations in 2007 and unfavorable changes in working capital, which were partially offset by $25.9 million of debt retirement costs incurred in 2006. Income from operations decreased by $78.2 million in the first three months of 2007 as compared to the first three months of 2006. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $85.7 million in the first three months of 2007, compared to $13.8 million of cash used in the first three months of 2006, an increase in cash use of $71.9 million. In the first three months of 2007, accounts receivable increased by $116.0 million largely due to increased sales and receivables related to the Longview acquisition while inventory decreased by $38.6 million. Accounts payable and accrued liabilities decreased by $14.0 million during the first three months of 2007. The primary reason for the $13.8 million use of cash related to working capital in the first three months of 2006 was due to a decrease in accounts payable and accrued liabilities of $39.8 million, partially offset by a decrease in accounts receivable of $25.5 million.

Investing Activities

Net cash used for investing activities during the first three months of 2007 was $15.1 million as compared to net cash used by investing activities of $56.0 million in the first three months of 2006. Capital expenditures were $18.9 million in the first three months of 2007 compared to $28.5 million in the first three months of 2006. The 2006 period included significant expenditures related to a project designed to upgrade the feedstock flexibility in our ethylene plant. The costs related to this project were lower in the 2007 period as this project nears completion. The remaining capital expenditures in the first quarters of 2007 and 2006 primarily related to maintenance, safety and environmental projects.

Financing Activities

Net cash provided by financing activities during the first three months of 2007 was $18.2 million as compared to net cash used of $12.3 million in the first three months of 2006. The 2007 activity was primarily related to borrowing a net $20.7 million under our revolving credit facility, partially offset by the $2.6 million payment of cash dividends. During the first three months of 2006, we received proceeds of $249.2 million from the issuance of our 6 5/8% senior notes, which was offset by the repayment of $256.0 million of debt and the payment of $1.8 million of cash dividends. We also incurred $4.1 million in costs associated with the refinancing that were capitalized during the first quarter of 2006 and that will be amortized over the term of the new debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, borrowings under a revolving credit facility and long-term financing. As discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The capital cost is initially estimated to be approximately $1.5 billion, in which we would be a majority partner. If this project is approved, construction could commence in late 2007. It is expected that we would invest some level of cash and the remainder would be financed through a project financing arrangement. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements.

Cash

Cash balances were $13.3 million at March 31, 2007 compared to $52.6 million at December 31, 2006.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. As of March 31, 2007, borrowings under the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

As of March 31, 2007, our long term debt totaled $280.9 million, consisting of $249.3 million principal amount of 6 5/8% senior notes due 2016, a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit) and $20.7 million of borrowings under our revolving credit facility. Debt outstanding under the revolving credit facility and the tax-exempt bonds bear interest at variable rates.

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

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.04 per share). The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $443,041 at March 31, 2007. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

Off-Balance Sheet Arrangements

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	timing and impact of the turnaround for an ethylene unit at the Lake Charles facility;

•	anticipated future results of operations;

•	industry outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the following:

•	general economic and business conditions;

•	timing, duration and impact of turnarounds;

•	the cyclical nature of the chemical industry;

•	the integration of the Longview facilities;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	access to capital markets;

•	terrorist acts;

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2007, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have decreased our income before taxes by $0.3 million, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.6 million and a hypothetical $0.10 increase in the price of a gallon of benzene would have decreased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2007, we had variable rate debt of $31.6 million outstanding. All of the debt under our credit facility and tax exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $31.6 million as of March 31, 2007 was 5.70%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.3 million. Also, at March 31, 2007, we had $249.3 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

Item 4.	Contr ols And Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), filed on February 26, 2007, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 11 to the consolidated financial statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	—	—	N/A	N/A
February 2007	—	—	N/A	N/A
March 2007	1,814	$27.55	N/A	N/A

	1,814	$27.55	N/A	N/A

(1)

The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6.	Exhi bits

Exhibit No.	Exhibit
10.1	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2007).

10.2	Form of Stock Option Award Letter (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2007).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 4, 2007	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2007	By:	/s/ M. Steven Bender
M. Steven Bender
Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)