Form 10-Q
period 2007-06-30
WESTLAKE CHEMICAL CORP
filed 2007-08-03
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of July 31, 2007, was 65,467,640.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$42,615	$52,646
Accounts receivable, net	399,832	308,903
Inventories, net	464,519	456,276
Prepaid expenses and other current assets	14,646	16,086
Deferred income taxes	15,723	15,876

Total current assets	937,335	849,787
Property, plant and equipment, net	1,086,873	1,076,903
Equity investment	28,210	26,382
Other assets, net	119,962	129,026

Total assets	$2,172,380	$2,082,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$260,271	$238,914
Accrued liabilities	78,752	82,998

Total current liabilities	339,023	321,912
Long-term debt	260,196	260,156
Deferred income taxes	296,201	281,828
Other liabilities	47,367	44,661

Total liabilities	942,787	908,557

Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,466,609 and 65,268,585 shares issued and outstanding in 2007 and 2006, respectively	655	653
Additional paid-in capital	429,361	427,893
Retained earnings	807,254	754,921
Accumulated other comprehensive income
Benefits liability, net of tax	(12,186)	(12,186)
Cumulative translation adjustment	4,509	2,260

Total stockholders’ equity	1,229,593	1,173,541

Total liabilities and stockholders’ equity	$2,172,380	$2,082,098

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands of dollars, except per share data)
Net sales	$782,664	$669,267	$1,501,466	$1,288,046
Cost of sales	698,233	544,055	1,359,146	1,031,776

Gross profit	84,431	125,212	142,320	256,270
Selling, general and administrative expenses	22,152	18,359	47,375	38,538

Income from operations	62,279	106,853	94,945	217,732
Interest expense	(4,495)	(3,898)	(8,088)	(9,924)
Debt retirement cost	—	—	—	(25,853)
Other (expense) income, net	(292)	3,055	699	5,389

Income before income taxes	57,492	106,010	87,556	187,344
Provision for income taxes	19,602	38,841	29,994	68,838

Net income	$37,890	$67,169	$57,562	$118,506

Basic and diluted earnings per share	$0.58	$1.03	$0.88	$1.82

Weighted average shares outstanding:
Basic	65,224,697	65,104,100	65,221,365	65,098,181
Diluted	65,324,714	65,235,847	65,324,616	65,233,323

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands of dollars)
Cash flows from operating activities
Net income	$57,562	$118,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,716	40,896
Provision for doubtful accounts	201	634
Amortization of debt issue costs	378	472
Loss (gain) from disposition of fixed assets	25	(13)
Deferred tax expense	14,417	10,736
Equity in income of joint venture	(1,520)	(1,093)
Write-off of debt issuance costs	—	3,623
Changes in operating assets and liabilities
Accounts receivable	(92,807)	(20,864)
Inventories	(8,243)	(3,223)
Prepaid expenses and other current assets	1,440	(2,072)
Accounts payable	22,761	712
Accrued liabilities	(4,246)	9,825
Other, net	(6,506)	(11,239)

Net cash provided by operating activities	34,178	146,900

Cash flows from investing activities
Additions to property, plant and equipment	(50,483)	(62,887)
Additions to equity investments	(308)	(4,574)
Settlement of acquisition purchase price	8,043	—
Proceeds from disposition of assets	33	7
Settlements of derivative instruments	3,673	(27,445)

Net cash used for investing activities	(39,042)	(94,899)

Cash flows from financing activities
Proceeds from the exercise of stock options	62	396
Dividends paid	(5,229)	(3,583)
Proceeds from borrowings	191,684	249,185
Repayment of borrowings	(191,684)	(256,000)
Capitalized debt costs	—	(4,279)

Net cash used for financing activities	(5,167)	(14,281)

Net (decrease) increase in cash and cash equivalents	(10,031)	37,720
Cash and cash equivalents at beginning of period	52,646	237,895

Cash and cash equivalents at end of period	$42,615	$275,615

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position as of June 30, 2007, its results of operations for the three months and six months ended June 30, 2007 and 2006 and the changes in its cash position for the six months ended June 30, 2007 and 2006.

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

2. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $863 and $515 for the three months ended June 30, 2007 and 2006, respectively and $1,387 and $944 for the six months ended June 30, 2007 and 2006, respectively.

Option activity and changes during the six months ended June 30, 2007 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	356,284	$20.57
Granted	352,700	31.61
Exercised	(3,471)	17.78
Cancelled	(13,687)	24.84

Outstanding at June 30, 2007	691,826	26.13	8.7	$2,988

Exercisable at June 30, 2007	111,408	18.48	7.4	1,166

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

For options outstanding at June 30, 2007, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	214,106	7.1
$25.42 - $36.10	477,720	9.3

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended June 30, 2007 and 2006 was $0 and $2, and the total intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $57 and $513, respectively.

As of June 30, 2007, $4,930 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.5 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value for each option granted during the second quarter of 2006 and first six months of 2007 and 2006. No options were granted during the second quarter of 2007. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of grants	$—	$14.04	$14.23	$15.21
Risk-free interest rate	—	5.2%	4.5%	4.8%
Expected life in years	—	6-7	6-10	6-7
Expected volatility	—	34.6%	33.2%	33.9%
Expected dividend yield	—	0.3%	0.5%	0.3%

Non-vested restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	53,928	$30.85
Granted	198,811	31.61
Vested	(6,569)	36.10
Forfeited	(4,258)	31.23

Non-vested at June 30, 2007	241,912	31.33

As of June 30, 2007, there was $6,033 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 4.6 years.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

3. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2006	December 31, 2005
Accounts receivable — trade	$390,403	$294,564
Accounts receivable — affiliates	1,402	1,252
Allowance for doubtful accounts	(3,607)	(3,287)

	388,198	292,529
Accounts receivable — other	11,634	16,374

Accounts receivable — net	$399,832	$308,903

4. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished product	$274,286	$290,048
Feedstock, additives and chemicals	158,138	137,669
Materials and supplies	40,305	36,499

	472,729	464,216
Allowance for inventory obsolescence	(8,210)	(7,940)

Inventories, net	$464,519	$456,276

5. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $21,500 and $18,025 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively, and $40,636 and $36,099 is included for the six months ended June 30, 2007 and 2006, respectively.

6. Other Assets

Amortization expense on other assets of $5,050 and $2,582 is included in the consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively, and $10,458 and $5,269 is included for the six months ended June 30, 2007 and 2006, respectively.

7. Acquisition

On November 30, 2006, the Company acquired Eastman Chemical Company’s polyethylene and Epolene® polymers business, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas for a purchase price of $235,028, subject to further adjustment based on final values of working capital at the purchase date. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The adjustment reduces the Company’s goodwill to $26,694 and results in a final purchase price of $226,985.

8. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net gain of $4,808 in connection with trading activity for the six months ended June 30, 2007 compared to a net gain of $12,285 for the six months ended June 30, 2006. Of the 2007 net gain, $1,707 related to derivative gains and $3,101 related to sales of related physical feedstock positions. Of the 2006 net gain, $10,057 related to derivative gains and $2,228 related to sales of related physical feedstock positions. Net trading gains in the second quarter of 2007 totaled $4,080 ($962 related to commodity derivative gains and $3,118 related to sales of related physical positions) compared to a net gain of $7,081 ($5,243 related to commodity derivative gains and $1,838 related to sales of related physical positions) for the second quarter of 2006. Gains and losses in connection with trading activity are included in cost of sales. Risk management asset balances of $1,548 and $5,721 were included in “Accounts receivable, net” and risk

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

management liability balances of $-0- and $1,211 were included in current liabilities in the Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.

9. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 on January 1, 2007. The Company recognized no adjustments in the liability for unrecognized income tax benefits. As of January 1, 2007, the total gross unrecognized tax benefits were $9,637. Of this total, $5,072, net of federal tax benefits, would favorably impact the effective income tax rate if recognized. The Company has increased the gross unrecognized tax benefits by $150 for the six months ended June 30, 2007.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $3,069 of accrued interest and penalties related to uncertain tax positions. The Company has increased the accrued interest and penalties approximately $675 during the six months ended June 30, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to the examinations by tax authorities before the year 1999. The Company is currently under audit by the Internal Revenue Service for the 2005 tax year.

Management does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The effective income tax rate was 34.3% for the six months ended June 30, 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 36.7% for the six months ended June 30, 2006. The 2006 tax rate was above the statutory rate of 35% primarily due to state income taxes.

10. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,225	65,104	65,221	65,098
Plus incremental shares from:
Assumed conversion of options	87	117	90	120
Restricted stock	13	15	14	15

Weighted average common shares—diluted	65,325	65,236	65,325	65,233

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

11. Pension and Post-Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$260	$267	$78	$91	$520	$533	$156	$183
Interest cost	557	471	146	134	1,114	942	292	268
Expected return on plan assets	(599)	(550)	—	—	(1,198)	(1,100)	—	—
Amortization of transition obligation	—	—	29	28	—	—	57	57
Amortization of prior service cost	79	79	66	67	159	159	133	133
Amortization of net loss	133	100	103	77	265	200	207	154

Net periodic benefit cost	$430	$367	$422	$397	$860	$734	$845	$795

The Company contributed $2,498 to the Salaried and Wage pension plans during the three and six months ended June 30, 2006. The Company is not scheduled to contribute any funds to the pension plans during the fiscal year ending December 31, 2007.

12. Commitments and Contingencies

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since the Company acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, the Company has spent $24,890 through June 30, 2007 in operating this equipment, all of which has been reimbursed to the Company by Goodrich. Goodrich is continuing to reimburse the Company on a monthly basis as ongoing expenses for these services are incurred. The costs incurred to operate the groundwater remediation equipment were $1,592 in the first six months of 2007 and $1,637 in the first six months of 2006.

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

All of these administrative proceedings have been consolidated. A new hearing date and obligation to submit a RCRA permit has been postponed until September 10, 2007.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

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

13. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales to external customers
Olefins
Polyethylene	$382,473	$206,420	$726,004	$395,876
Ethylene, styrene and other	132,367	142,232	273,062	292,493

Total olefins	514,840	348,652	999,066	688,369
Vinyls
Fabricated finished goods	131,024	181,879	258,751	322,288
VCM, PVC and other	136,800	138,736	243,649	277,389

Total vinyls	267,824	320,615	502,400	599,677

	$782,664	$669,267	$1,501,466	$1,288,046

Intersegment sales
Olefins	$19,260	$37,986	$30,361	$78,050
Vinyls	279	307	519	631

	$19,539	$38,293	$30,880	$78,681

Income (loss) from operations
Olefins	$42,716	$62,029	$69,935	$121,594
Vinyls	20,817	44,251	28,609	98,662
Corporate and other	(1,254)	573	(3,599)	(2,524)

	$62,279	$106,853	$94,945	$217,732

Depreciation and amortization
Olefins	$17,487	$11,829	$33,143	$23,579
Vinyls	8,838	8,561	17,499	17,258
Corporate and other	36	31	74	59

	$26,361	$20,421	$50,716	$40,896

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Other income (expense), net
Olefins	$119	$(1)	$170	$(1)
Vinyls	28	38	90	85
Corporate and other	(439)	3,018	439	5,305

	(292)	3,055	699	5,389
Debt retirement cost	—	—	—	(25,853)

	$(292)	$3,055	$699	$(20,464)

Capital expenditures
Olefins	$19,861	$21,659	$30,353	$42,069
Vinyls	10,300	12,478	17,924	20,424
Corporate and other	1,449	201	2,206	394

	$31,610	$34,338	$50,483	$62,887

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from operations	$62,279	$106,853	$94,945	$217,732
Interest expense	(4,495)	(3,898)	(8,088)	(9,924)
Debt retirement cost	—	—	—	(25,853)
Other income (expense), net	(292)	3,055	699	5,389

Income before taxes	$57,492	$106,010	$87,556	$187,344

	June 30, 2007	December 31, 2006
Total Assets
Olefins	$1,441,701	$1,390,513
Vinyls	621,106	578,507
Corporate and other	109,573	113,078

	$2,172,380	$2,082,098

14. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$37,890	$67,169	$57,562	$118,506
Other comprehensive income:
Change in foreign currency translation	1,945	801	2,249	902

Comprehensive income	$39,835	$67,970	$59,811	$119,408

15. Long-Term Debt

Long-term indebtedness consists of the following:

	June 30, 2007	December 31, 2006
6 5/8% Senior notes due 2016	$249,307	$249,267
Loan related to tax-exempt revenue bonds	10,889	10,889

Long-term debt	$260,196	$260,156

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

At certain times during the first six months of 2007, the Company had borrowings under its $300.0 million senior secured revolving credit facility that bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. At June 30, 2007 there were no borrowings outstanding under the revolving credit facility. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

16. Guarantor Disclosures

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$40,966	$97	$1,552	$—	$42,615
Accounts receivable, net	54,755	382,469	2,948	(40,340)	399,832
Inventories, net	—	449,299	15,220	—	464,519
Prepaid expenses and other current assets	9	14,417	220	—	14,646
Deferred income taxes	15,464	—	259	—	15,723

Total current assets	111,194	846,282	20,199	(40,340)	937,335
Property, plant and equipment, net	—	1,075,140	11,733	—	1,086,873
Equity investment	1,605,535	15,300	28,210	(1,620,835)	28,210
Other assets, net	40,579	109,681	5,732	(36,030)	119,962

Total assets	$1,757,308	$2,046,403	$65,874	$(1,697,205)	$2,172,380

Current liabilities
Accounts payable	$22,166	$235,554	$2,551	$—	$260,271
Accrued liabilities	(3,053)	81,986	(156)	(25)	78,752

Total current liabilities	19,113	317,540	2,395	(25)	339,023
Long-term debt	249,307	79,136	8,100	(76,347)	260,196
Deferred income taxes	246,637	47,537	2,027	—	296,201
Other liabilities	12,658	34,709	—	—	47,367
Stockholders’ equity	1,229,593	1,567,481	53,352	(1,620,833)	1,229,593

Total liabilities and stockholders’ equity	$1,757,308	$2,046,403	$65,874	$(1,697,205)	$2,172,380

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$773,052	$12,218	$(2,606)	$782,664
Cost of sales	—	688,937	11,902	(2,606)	698,233

Gross profit	—	84,115	316	—	84,431
Selling, general and administrative expenses	348	21,201	603	—	22,152

Income (loss) from operations	(348)	62,914	(287)	—	62,279
Interest expense	1,451	(5,946)	—	—	(4,495)
Other income (expense), net	37,520	(297)	1,002	(38,517)	(292)

Income (loss) before income taxes	38,623	56,671	715	(38,517)	57,492
Provision for (benefit from) income taxes	733	19,117	(248)	—	19,602

Net income (loss)	$37,890	$37,554	$963	$(38,517)	$37,890

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$657,602	$13,773	$(2,108)	$669,267
Cost of sales	—	534,135	12,028	(2,108)	544,055

Gross profit	—	123,467	1,745	—	125,212
Selling, general and administrative expenses	171	17,345	843	—	18,359

Income (loss) from operations	(171)	106,122	902	—	106,853
Interest expense	293	(4,191)	—	—	(3,898)
Other income (expense), net	63,432	198	1,002	(61,577)	3,055

Income (loss) before income taxes	63,554	102,129	1,904	(61,577)	106,010
Provision for (benefit from) income taxes	(3,615)	42,486	(30)	—	38,841

Net income (loss)	$67,169	$59,643	$1,934	$(61,577)	$67,169

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,483,889	$22,345	$(4,768)	$1,501,466
Cost of sales	—	1,342,765	21,149	(4,768)	1,359,146

Gross profit	—	141,124	1,196	—	142,320
Selling, general and administrative expenses	641	44,909	1,825	—	47,375

Income (loss) from operations	(641)	96,215	(629)	—	94,945
Interest expense	2,024	(10,112)	—	—	(8,088)
Other income (expense), net	56,253	(11)	1,829	(57,372)	699

Income (loss) before income taxes	57,636	86,092	1,200	(57,372)	87,556
Provision for (benefit from) income taxes	74	30,054	(134)	—	29,994

Net income (loss)	$57,562	$56,038	$1,334	$(57,372)	$57,562

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,269,820	$23,923	$(5,697)	$1,288,046
Cost of sales	—	1,016,125	21,348	(5,697)	1,031,776

Gross profit	—	253,695	2,575	—	256,270
Selling, general and administrative expenses	709	36,129	1,700	—	38,538

Income (loss) from operations	(709)	217,566	875	—	217,732
Interest expense	(1,456)	(8,468)	—	—	(9,924)
Other income (expense), net	113,012	400	1,390	(135,266)	(20,464)

Income (loss) before income taxes	110,847	209,498	2,265	(135,266)	187,344
Provision for (benefit from) income taxes	(7,659)	75,932	565	—	68,838

Net income (loss)	$118,506	$133,566	$1,700	$(135,266)	$118,506

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$57,562	$56,038	$1,334	$(57,372)	$57,562
Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	—	49,175	1,541	—	50,716
Provision for doubtful accounts	—	21	180	—	201
Loss from disposition of fixed assets	—	25	—	—	25
Deferred tax expense	13,839	—	578	—	14,417
Equity in income of joint venture	—	—	(1,520)	—	(1,520)
Net changes in working capital and other	(89,600)	(49,709)	(5,286)	57,372	(87,223)

Net cash (used for) provided by operating activities	(18,199)	55,550	(3,173)	—	34,178
Cash flows from investing activities
Additions to property, plant and equipment	—	(49,591)	(892)	—	(50,483)
Additions to equity investments	—	—	(308)	—	(308)
Acquisition of business	8,043	—	—	—	8,043
Proceeds from disposition of assets	—	33	—	—	33
Settlements of derivative instruments	—	3,673	—	—	3,673

Net cash provided by (used for) investing activities	8,043	(45,885)	(1,200)	—	(39,042)
Cash flows from financing activities
Intercompany financing	9,619	(9,659)	40	—	—
Proceeds from exercise of stock options	62	—	—	—	62
Dividends paid	(5,229)	—	—	—	(5,229)
Proceeds from borrowings	191,684	—	—	—	191,684
Repayments of borrowings	(191,684)	—	—	—	(191,684)

Net cash provided by (used for) financing activities	4,452	(9,659)	40	—	(5,167)
Net (decrease) increase in cash and cash equivalents	(5,704)	6	(4,333)	—	(10,031)
Cash and cash equivalents at beginning of period	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of period	$40,966	$97	$1,552	$—	$42,615

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income (loss)	$118,506	$133,566	$1,700	$(135,266)	$118,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	472	39,272	1,624	—	41,368
Provision for bad debts	—	634	—	—	634
Gain from disposition of fixed assets	—	(13)	—	—	(13)
Deferred tax expense	(7,659)	17,860	535	—	10,736
Equity in income of joint venture	—	—	(1,093)	—	(1,093)
Write-off of debt issuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(169,649)	1,818	5,704	135,266	(26,861)

Net cash provided by (used for) operating activities	(58,330)	196,760	8,470	—	146,900
Cash flows from investing activities
Additions to property, plant and equipment	—	(61,843)	(1,044)	—	(62,887)
Additions to equity investment	—	—	(4,574)	—	(4,574)
Proceeds from disposition of assets	—	7	—	—	7
Settlements of futures contracts	—	(27,445)	—	—	(27,445)

Net cash used for investing activities	—	(89,281)	(5,618)	—	(94,899)
Cash flows from financing activities
Intercompany financing	107,520	(107,551)	31	—	—
Proceeds from exercise of stock options	396	—	—	—	396
Dividends paid	(3,583)	—	—	—	(3,583)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt costs	(4,279)	—	—	—	(4,279)

Net cash (used for) provided by financing activities	93,239	(107,551)	31	—	(14,281)
Net increase (decrease) in cash and cash equivalents	34,909	(72)	2,883	—	37,720
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$266,866	$79	$8,670	$—	$275,615

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

We completed a major turnaround during the second quarter of 2007 for one of our ethylene units at our Lake Charles facility. The unit was shut down for approximately 30 days to complete the tie-in portion of our previously announced project designed to upgrade the feedstock flexibility of the unit, which is expected to reduce energy costs and provide for additional ethylene capacity. The cost of the turnaround of approximately $9.0 million was capitalized. During the turnaround, production at the unit was suspended while work on the unit was performed; however, sales continued during the turnaround period.

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

On November 30, 2006 we acquired Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10-inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas (Longview). A more detailed description of this acquisition can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See Note 7 to the accompanying unaudited consolidated financial statements for more information.

Results of Operations

Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$382,473	$206,420	$726,004	$395,876
Ethylene, styrene and other	132,367	142,232	273,062	292,493

Total olefins	514,840	348,652	999,066	688,369
Vinyls
Fabricated finished goods	131,024	181,879	258,751	322,288
VCM, PVC and other	136,800	138,736	243,649	277,389

Total vinyls	267,824	320,615	502,400	599,677

	$782,664	$669,267	$1,501,466	$1,288,046

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Income (loss) from operations
Olefins	$42,716	$62,029	$69,935	$121,594
Vinyls	20,817	44,251	28,609	98,662
Corporate and other	(1,254)	573	(3,599)	(2,524)

Total income from operations	62,279	106,853	94,945	217,732
Interest expense	(4,495)	(3,898)	(8,088)	(9,924)
Debt retirement cost	—	—	—	(25,853)
Other (expense) income, net	(292)	3,055	699	5,389
Provision for income taxes	(19,602)	(38,841)	(29,994)	(68,838)

Net income	$37,890	$67,169	$57,562	$118,506

Earnings per share (diluted)	$0.58	$1.03	$0.88	$1.82

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins(1)	+7.3%	+40.4%	-4.0%	+49.2%
Vinyls	-16.3%	-0.2%	-22.2%	+6.0%
Company average(1)	-4.0%	+21.0%	-12.2%	+28.8%

(1)	Excluding the volumes attributable to the acquisition of the Longview facilities, the percentage decrease in sales volumes for olefins and company average is 2.7% and 1.5%, respectively for the second quarter, and the percentage increase for olefins and company average volumes is 7.4% and 6.7%, respectively for the six month period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average industry prices
Ethane (cents/lb) (1)	24.3	22.8	22.1	21.0
Propane (cents/lb)	26.7	24.9	24.8	23.6
Ethylene (cents/lb) (2)	44.7	46.5	42.3	48.4
Polyethylene (cents/lb) (3)	72.7	73.0	69.8	75.5
Styrene (cents/lb) (4)	71.3	61.7	68.0	61.1
Caustic ($/short ton) (5)	405.0	393.3	382.5	408.7
Chlorine ($/short ton) (6)	322.5	332.5	310.0	332.5
VCM (cents/lb) (7)	40.8	42.2	39.0	43.1
PVC (cents/lb) (8)	59.0	60.0	56.2	61.4

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.
(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of VCM over the period as reported by CMAI.
(8)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the second quarter of 2007, net income was $37.9 million, or $0.58 per diluted share, a decrease of 43.6% from the second quarter of 2006 net income of $67.2 million, or $1.03 per diluted share. Income from operations was $62.3 million on net sales of $782.7 million for the second quarter of 2007 as compared to second-quarter 2006 income from operations of $106.9 million on net sales of $669.3 million. The decline in income from operations was primarily the result of lower margins due to higher feedstock costs and lower sales prices for polyethylene, PVC resin and PVC pipe. The second quarter of 2007 was also negatively impacted by a scheduled turnaround at one of our ethylene units in Lake Charles, Louisiana which was down approximately 30 days during the quarter to complete the tie-in portion of a previously announced project to upgrade the feedstock flexibility of the unit. Sales increased $113.4 million, or 16.9%, over the second quarter of 2006, primarily as a result of additional polyethylene volumes from the acquisition of the Longview facilities in late 2006.

For the six months ended June 30, 2007, net income was $57.6 million, or $0.88 per diluted share, on net sales of $1,501 million. This represents a decrease of $60.9 million, or $0.94 per diluted share, from the six months ended June 30, 2006 net income of $118.5 million, or $1.82 per diluted share, on net sales of $1,288 million. Sales for the six months ended June 30, 2007 increased over the first six months of 2006 due to higher sales volumes for ethylene, PVC resin and caustic, and additional polyethylene volume as a result of the Longview acquisition. This increase was partially offset by lower sales prices for most products and lower PVC pipe sales volume. Income from operations was $94.9 million for the first half of 2007 as compared to $217.7 million for the first half of 2006. The 2007 results have been negatively impacted by a number of factors including a slow-down in housing starts and a dramatic drop in selling prices and margins that began early in the fourth quarter of 2006 and extended into the first half of 2007. This pricing environment is in contrast with early 2006, which benefited from strong market conditions that existed for a period of time following Hurricanes Katrina and Rita. We are, however, beginning to see some pricing improvement for ethylene, polyethylene and PVC as prices have improved from early in the year. Despite the improving prices, however, margins in the Vinyls segment have not appreciably improved. In addition, the Vinyls segment is expected to have further negative pressure in early 2008 due to additional capacity coming on-stream next year.

RESULTS OF OPERATIONS

Second Quarter 2007 Compared with Second Quarter 2006

Net Sales. Net sales increased by $113.4 million to $782.7 million in the second quarter of 2007 from $669.3 million in the second quarter of 2006. This increase was primarily due to higher sales volumes for polyethylene. Polyethylene sales volumes were significantly higher in the second quarter of 2007 as compared to the second quarter of 2006 largely due to the acquisition of the Longview facilities in late 2006.

Gross Margin. Gross margin percentage decreased to 10.8% in the second quarter of 2007 from 18.7% in the second quarter of 2006. This decrease was primarily due to lower sales prices for most of our major products and higher cost of raw materials. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 6.6% for ethane and 7.2% for propane as compared to the second quarter of 2006. In addition, we had a $4.1 million gain in connection with trading activity for the second quarter of 2007 compared to a $7.1 million gain for the second quarter of 2006, a decrease of $3.0 million (see Note 8 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.8 million, or 20.7%, in the second quarter of 2007 as compared to the second quarter of 2006. The increase was primarily due to transition costs and other operating expenses related to the acquisition of the Longview facilities.

Interest Expense. Interest expense in the second quarter of 2007 increased by $0.6 million to $4.5 million from $3.9 million in the second quarter of 2006, primarily due to higher average debt outstanding for the period resulting from borrowings under the revolving credit facility in 2007. In addition, we ceased capitalizing interest in the second quarter of 2007 on our feedstock flexibility project, which was completed during the second quarter.

Other (Expense) Income, Net. Other (expense) income, net decreased by $3.4 million to an expense of $0.3 million in the second quarter of 2007 from income of $3.1 million in the second quarter of 2006 primarily due to lower interest income associated with lower cash balances and a $0.9 million write-down of a long-term investment.

Income Taxes. The effective income tax rate was 34.1% in the second quarter of 2007 as compared to 36.6% in the second quarter of 2006. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was above the statutory rate of 35% primarily due to state income taxes, partially offset by the manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $166.1 million, or 47.6%, to $514.8 million in the second quarter of 2007 from $348.7 million in the second quarter of 2006. This increase was primarily due to the additional polyethylene sales volume from our Longview facilities, which were acquired in the fourth quarter of 2006.

Income from Operations. Income from operations decreased by $19.3 million, or 31.1%, to $42.7 million in the second quarter of 2007 from $62.0 million in the second quarter of 2006. This decrease was primarily due to the decrease in polyethylene prices and margins which began early in the fourth quarter of 2006 and continued into the first half of 2007. Although product prices and margins have improved from their lows, margins in the second quarter of 2007 were still significantly below the levels that existed in the second quarter of 2006 primarily due to higher feedstock prices. The second quarter of 2007 was also negatively impacted by a scheduled turnaround at one of our ethylene units in Lake Charles, Louisiana which was down approximately 30 days during the quarter. In addition, trading activity resulted in a gain in the second quarter of 2007 of $4.1 million as compared to $7.1 million in the second quarter of 2006. These decreases were partially offset by the income from operations contributed by the Longview facilities.

Vinyls Segment

Net Sales. Net sales decreased by $52.8 million, or 16.5%, to $267.8 million in the second quarter of 2007 from $320.6 million in the second quarter of 2006. This decrease was due to lower selling prices for PVC resin and PVC pipe and lower sales volumes for PVC pipe and VCM. The decreased sales prices were partially offset by higher sales volumes for PVC resin and caustic. Average selling prices for the Vinyls segment decreased by 16.3% in the second quarter of 2007 as compared to the second quarter of 2006.

Income from Operations. Income from operations decreased by $23.5 million, or 53.0%, to $20.8 million in the second quarter of 2007 from $44.3 million in the second quarter of 2006. This decrease was primarily due to lower selling prices and margins for most of our vinyls products as well as overall lower sales volumes. Selling prices, margins and sales volumes for PVC resin and PVC pipe fell dramatically in the fourth quarter of 2006 due to weakness in the housing market, falling energy prices and seasonal slowdowns. Sales prices and margins continued under pressure in the first half of 2007. However, sales volumes and prices have improved from their lowest levels in connection with several industry-wide PVC resin price increases beginning in March 2007. Despite these price increases, overall product margin has not improved significantly for the Vinyls segment as feedstock prices have also increased. By comparison, the second quarter of 2006 was very strong due to continued strong industry demand partially due to supply constraints resulting from the impact of Hurricanes Katrina and Rita.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net Sales. Net sales increased by $213.5 million to $1,501.5 million in the first six months of 2007 from $1,288.0 million in the first six months of 2006. This increase was primarily due to higher sales volumes for polyethylene, ethylene, caustic and PVC resin. Polyethylene sales volumes were significantly higher in the first half of 2007 as compared to the first half of 2006 due to the acquisition of the Longview facilities. These increases were partially offset by lower sales prices for most of our major products.

Gross Margin. Gross margin percentage decreased to 9.5% in the first six months of 2007 from 19.9% in the first six months of 2006. This decrease was primarily due to lower sales prices for most of our major products and higher cost of raw materials. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 5.2% for ethane and 5.1% for propane as compared to the first half of 2006. In addition, we had a $4.8 million gain in connection with trading activity for the first six months of 2007 compared to a $12.3 million gain for the first six months of 2006, a decrease of $7.5 million (see Note 8 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.9 million, or 23.1%, in the first half of 2007 as compared to the first half of 2006. The increase was primarily due to transition costs and other operating expenses related to the acquisition of the Longview facilities.

Interest Expense. Interest expense in the first half of 2007 decreased by $1.8 million to $8.1 million from $9.9 million in the first six months of 2006, primarily due to lower average interest rates and lower average debt outstanding for the period. Average interest rates were lower due to the refinancing completed in the first quarter of 2006.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3 /4% senior notes of $22.2 million and a write-off of

$3.7 million in previously capitalized debt issuance cost. We did not recognize any debt retirement costs in the first six months of 2007.

Other Income, Net. Other income, net decreased by $4.7 million to $0.7 million in the first six months of 2007 from $5.4 million in the first half of 2006 primarily due to lower interest income associated with lower cash balances and the write-down of a long-term investment.

Income Taxes. The effective income tax rate was 34.3% in the first half of 2007 as compared to 36.7% in the first half of 2006. The 2007 tax rate was slightly above the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was above the statutory rate of 35% primarily due to state income taxes.

Olefins Segment

Net Sales. Net sales increased by $310.7 million, or 45.1%, to $999.1 million in the first six months of 2007 from $688.4 million in the first six months of 2006. This increase was primarily due to the additional polyethylene sales volume from our Longview facilities, which were acquired in the fourth quarter of 2006. These increases were partially offset by lower sales prices. Average selling prices for the Olefins segment decreased by 4.0% in the first half of 2007 as compared to the first half of 2006.

Income from Operations. Income from operations decreased by $51.7 million, or 42.5%, to $69.9 million in the first six months of 2007 from $121.6 million in the first six months of 2006. This decrease was primarily due to the sharp decrease in product prices and margins which began early in the fourth quarter of 2006 and continued into 2007. There have been several price increases during the first half of 2007, but margins were still significantly below the levels in the first half of 2006. In addition, trading activity resulted in a gain in the first six months of 2007 of $4.8 million as compared to $12.3 million in the first six months of 2006.

Vinyls Segment

Net Sales. Net sales decreased by $97.3 million, or 16.2%, to $502.4 million in the first six months of 2007 from $599.7 million in the first six months of 2006. This decrease was due to lower selling prices for all of our major vinyls products. The decreased sales prices were partially offset by higher sales volumes for PVC resin and caustic. Average selling prices for the Vinyls segment decreased by 22.2% in the first half of 2007 as compared to the first half of 2006.

Income from Operations. Income from operations decreased by $70.1 million, or 71.0%, to $28.6 million in the first six months of 2007 from $98.7 million in the first six months of 2006. This decrease was primarily due to lower selling prices for all of our major vinyls products and higher feedstock costs which was partially offset by higher sales volumes for PVC resin and caustic soda. Selling prices, margins and sales volumes for PVC resin and PVC pipe fell dramatically in the fourth quarter of 2006 due to weakness in the housing market, falling energy prices and seasonal slowdowns. Margins have continued under pressure in the first half of 2007, despite several price increases in the industry. Sales volumes in the first six months of 2007 have generally improved from the fourth quarter of 2006 and were higher than the first six months of 2006 for PVC resin and caustic soda, although PVC pipe sales volume were down slightly. For the most part, margins and demand in the first six months of 2006 was very strong due to supply constraints resulting from the impact from Hurricanes Katrina and Rita.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Cash Flows

Operating Activities

Operating activities provided cash of $34.2 million in the first six months of 2007 compared to $146.9 million in the first six months of 2006. The $112.7 million decrease in cash flows from operating activities was primarily due to lower income from operations in 2007 and unfavorable changes in working capital, which were partially offset by $25.9 million of debt retirement costs incurred in 2006. Income from operations decreased by $122.8 million in the first six months of 2007 as compared to the first six months of 2006. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $81.1 million in the first six months of 2007, compared to $15.6 million of cash used in the first six months of 2006, an increase in cash use of $65.5 million. In the first six months of 2007, accounts receivable increased by $92.8 million largely due to increased sales while inventory decreased by $8.2 million. Accounts payable and accrued liabilities increased by $18.5 million during the first six months of 2007. The primary reason for the $15.6 million use of cash related to working capital in the first six months of 2006 was due to an increase in accounts receivable of $20.9 million, partially offset by an increase in accounts payable and accrued liabilities of $10.5 million.

Investing Activities

Net cash used for investing activities during the first six months of 2007 was $39.0 million compared to $94.9 million in the first six months of 2006. Capital expenditures were $50.5 million in the first six months of 2007 compared to $62.9 million in the first six months of 2006. The 2006 period included significant expenditures related to a project designed to upgrade the feedstock flexibility in our ethylene unit. The costs related to this project were lower in the 2007 period as the project was put into service during the second quarter of 2007. The remaining capital expenditures in the first quarters of 2007 and 2006 primarily related to maintenance, safety and environmental projects. In addition, we received $8.0 million as an adjustment to the purchase price of the Longview facilities. The cash settlement of derivative instruments in the first half of 2006 related to derivative losses recognized in 2005.

Financing Activities

Net cash used for financing activities during the first six months of 2007 was $5.2 million compared to $14.3 million in the first six months of 2006. The 2007 activity was primarily related to the payment of cash dividends. We had some activity under our revolving credit facility, but this activity had no net impact as we paid off all borrowings during the period. During the first six months of 2006, we received proceeds of $249.2 million from the issuance of our 6 5/8% senior notes, which was offset by the repayment of $256.0 million of debt and the payment of $3.6 million of cash dividends. We also incurred $4.3 million in costs associated with the refinancing that were capitalized during the first half of 2006 that will be amortized over the term of the new debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, borrowings under a revolving credit facility and long-term financing. In addition, we are currently considering a federal and state supported debt financing arrangement involving the issuance of tax-exempt bonds, the proceeds of which would be restricted to fund capital projects in Louisiana. Also, as discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The capital cost is initially estimated to be approximately $1.5 billion, in which we would be a majority partner. If this project is approved, construction could commence in 2008. It is expected that we would invest some level of cash and the remainder would be financed through a project financing arrangement. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements.

Cash

Cash balances were $42.6 million at June 30, 2007 compared to $52.6 million at December 31, 2006.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. During the second quarter of 2007, borrowings under the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

As of June 30, 2007, our long term debt totaled $260.2 million, consisting of $249.3 million principal amount of 6 5/8% senior notes due 2016 and a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit). There were no borrowings outstanding under our revolving credit facility at June 30, 2007. Debt outstanding under the revolving credit facility and the tax-exempt bonds bears interest at variable rates.

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

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.04 per share). The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $458,776 at June 30, 2007. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2007, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have increased our income before taxes by $0.6 million, a hypothetical $1.00 increase in the price of a barrel of crude oil would have decreased our income before taxes by $0.2 million and a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2.1 million. Additional information concerning derivative commodity instruments appears in Note 8 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2007, we had variable rate debt of $10.9 million outstanding. All of the debt under our credit facility and tax exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2007 was 3.98%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million.

Also, at June 30, 2007, we had $249.3 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), filed on February 26, 2007, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 12 to the consolidated financial statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2006 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2007 annual meeting of stockholders was held on May 18, 2007. Two matters were voted upon by the Company’s stockholders at such meeting: (1) three members of the board of directors were re-elected and (2) the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified. The following tabulation sets forth the number of votes cast for, against or withheld and the number of broker non-votes.

Election of Directors	Votes For	Votes Withheld
E. William Barnett	64,953,953	30,869
Robert T. Blakely	64,954,586	30,236
Albert Chao	57,823,213	7,161,609

Ratification of	Votes For	Votes Against	Votes to Abstain	Broker Non-Votes
PricewaterhouseCoopers LLP	64,971,240	11,234	2,348	0

Item 5.	Other Information

Dr. Gilbert R. Whitaker, Jr., a member of our board of directors, passed away on June 21, 2007.

Item 6.	Exhibits

Exhibit No.
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 3, 2007	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	By:	/s/ M. Steven Bender
M. Steven Bender
Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)