Form 10-Q
period 2007-09-30
WESTLAKE CHEMICAL CORP
filed 2007-11-02
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 30, 2007, was 65,486,692.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$139,259	$52,646
Accounts receivable, net	436,327	308,903
Inventories, net	466,399	456,276
Prepaid expenses and other current assets	7,216	16,086
Deferred income taxes	17,074	15,876

Total current assets	1,066,275	849,787
Property, plant and equipment, net	1,099,611	1,076,903
Equity investment	28,585	26,382
Other assets, net	120,375	129,026

Total assets	$2,314,846	$2,082,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$266,820	$238,914
Accrued liabilities	100,530	82,998

Total current liabilities	367,350	321,912
Long-term debt	335,217	260,156
Deferred income taxes	296,653	281,828
Other liabilities	48,162	44,661

Total liabilities	1,047,382	908,557
Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,485,785 and 65,268,585 shares issued and outstanding in 2007 and 2006, respectively	655	653
Additional paid-in capital	430,402	427,893
Retained earnings	842,321	754,921
Accumulated other comprehensive income
Benefits liability, net of tax	(12,186)	(12,186)
Cumulative translation adjustment	6,272	2,260

Total stockholders’ equity	1,267,464	1,173,541

Total liabilities and stockholders’ equity	$2,314,846	$2,082,098

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands of dollars, except per share data)
Net sales	$840,160	$672,417	$2,341,626	$1,960,463
Cost of sales	754,100	563,241	2,113,246	1,595,017

Gross profit	86,060	109,176	228,380	365,446
Selling, general and administrative expenses	26,305	22,165	73,680	60,703

Income from operations	59,755	87,011	154,700	304,743
Interest expense	(4,692)	(3,432)	(12,780)	(13,356)
Debt retirement cost	—	—	—	(25,853)
Other income, net	305	3,268	1,004	8,657

Income before income taxes	55,368	86,847	142,924	274,191
Provision for income taxes	17,027	25,191	47,021	94,029

Net income	$38,341	$61,656	$95,903	$180,162

Basic and diluted earnings per share:
Basic	$0.59	$0.95	$1.47	$2.77

Diluted	$0.59	$0.95	$1.47	$2.76

Weighted average shares outstanding:
Basic	65,238,376	65,134,582	65,227,147	65,110,448
Diluted	65,325,668	65,237,824	65,325,020	65,234,840

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands of dollars)
Cash flows from operating activities
Net income	$95,903	$180,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,425	61,974
Provision for doubtful accounts	226	686
Amortization of debt issue costs	567	661
Loss from disposition of fixed assets	187	2,346
Deferred tax expense	15,997	9,617
Equity in income of joint venture	(1,895)	(1,731)
Write-off of debt issuance costs	—	3,623
Changes in operating assets and liabilities
Accounts receivable	(129,327)	(32,970)
Inventories	(10,123)	26,942
Prepaid expenses and other current assets	8,870	(206)
Accounts payable	29,310	(32,594)
Accrued liabilities	17,532	20,048
Other, net	(9,671)	(24,690)

Net cash provided by operating activities	95,001	213,868

Cash flows from investing activities
Additions to property, plant and equipment	(86,295)	(100,659)
Additions to equity investments	(308)	(4,574)
Settlement of acquisition purchase price	8,043	—
Purchases of short-term investments	—	(134,625)
Sales and maturities of short-term investments	—	34,350
Proceeds from disposition of assets	33	20
Settlements of derivative instruments	3,339	(27,520)

Net cash used for investing activities	(75,188)	(233,008)

Cash flows from financing activities
Proceeds from the exercise of stock options	303	1,404
Dividends paid	(8,503)	(6,192)
Proceeds from borrowings	287,884	249,185
Repayment of borrowings	(212,884)	(256,000)
Capitalized debt costs	—	(4,328)

Net cash provided by (used for) financing activities	66,800	(15,931)

Net increase (decrease) in cash and cash equivalents	86,613	(35,071)
Cash and cash equivalents at beginning of period	52,646	237,895

Cash and cash equivalents at end of period	$139,259	$202,824

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2007, its results of operations for the three months and nine months ended September 30, 2007 and 2006 and the changes in its cash position for the nine months ended September 30, 2007 and 2006.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2007	December 31, 2006
Accounts receivable — trade	$426,947	$292,356
Accounts receivable — affiliates	1,378	1,252
Allowance for doubtful accounts	(3,651)	(3,287)

	424,674	290,321
Accounts receivable — other	11,653	18,582

Accounts receivable — net	$436,327	$308,903

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

3. Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished product	$291,371	$290,048
Feedstock, additives and chemicals	145,966	137,669
Materials and supplies	36,770	36,499

	474,107	464,216
Allowance for inventory obsolescence	(7,708)	(7,940)

Inventories, net	$466,399	$456,276

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $22,700 and $18,623 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2007 and 2006, respectively, and $63,336 and $54,722 is included for the nine months ended September 30, 2007 and 2006, respectively.

5. Other Assets

Amortization expense on other assets of $4,198 and $2,644 is included in the consolidated statements of operations for the three months ended September 30, 2007 and 2006, respectively, and $14,656 and $7,913 is included for the nine months ended September 30, 2007 and 2006, respectively.

6. Acquisition

On November 30, 2006, the Company acquired Eastman Chemical Company’s polyethylene and Epolene® polymers business, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas for a purchase price of $235,028, subject to further adjustment based on final values of working capital at the purchase date. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The adjustment resulted in a final purchase price of $226,985. This adjustment, along with other purchase price adjustments, has resulted in a goodwill balance of $29,990 at September 30, 2007.

7. Stock-Based Compensation

The Board of Directors of the Company has adopted, and the stockholders have approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $721 and $440 for the three months ended September 30, 2007 and 2006, respectively and $2,108 and $1,384 for the nine months ended September 30, 2007 and 2006, respectively.

Option activity and changes during the nine months ended September 30, 2007 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	356,284	$20.57
Granted	360,380	31.51
Exercised	(20,540)	15.05
Cancelled	(16,225)	26.67

Outstanding at September 30, 2007	679,899	26.39	8.4	$2,141

Exercisable at September 30, 2007	245,310	17.41	7.0	2,141

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

For options outstanding at September 30, 2007, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	197,674	6.8
$25.42 - $36.10	482,225	9.1

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2007 and 2006 was $221 and $1,052, and the total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $278 and $1,564, respectively.

As of September 30, 2007, $4,650 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 4.7 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value for each option granted during the third quarters of 2007 and 2006, and the first nine months of 2007 and 2006. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of grants	$10.57	$12.25	$14.15	$14.87
Risk-free interest rate	4.4%	4.5%	4.5%	4.8%
Expected life in years	6-7	6-7	6-10	6-7
Expected volatility	33.4%	34.1%	33.2%	34.0%
Expected dividend yield	0.7%	0.5%	0.5%	0.3%

Non-vested restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	53,928	$30.85
Granted	202,499	31.53
Vested	(21,397)	30.20
Forfeited	(5,839)	31.49

Non-vested at September 30, 2007	229,191	31.49

As of September 30, 2007, there was $5,667 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 4.3 years.

8. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net gain of $6,424 in connection with trading activity for the nine months ended September 30, 2007 compared to a net gain of $17,675 for the nine months ended September 30, 2006. Of the 2007 net gain, $7,902 related to sales of related physical feedstock positions and was partially offset by $1,478 related to

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

derivative losses. Of the 2006 net gain, $4,137 related to sales of related physical feedstock positions and $13,538 related to derivative gains. Net trading gains in the third quarter of 2007 totaled $1,616 ($3,421 in gains related to sales of related physical feedstock positions, offset by $1,805 related to derivative losses) compared to a net gain of $5,390 ($3,202 related to sales of related physical positions and $2,188 related to derivative gains) for the third quarter of 2006. Gains and losses in connection with trading activity are included in cost of sales. Risk management asset balances of $1,887 and $5,721 were included in “Accounts receivable, net” and risk management liability balances of $279 and $1,211 were included in current liabilities in the Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

9. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company recognized no adjustments in the liability for unrecognized income tax benefits. As of January 1, 2007, the total gross unrecognized tax benefits were $9,637. Of this total, $5,072, net of federal tax benefits, would favorably impact the effective income tax rate if recognized.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $3,069 of accrued interest and penalties related to uncertain tax positions. The Company has increased the accrued interest and penalties approximately $820 during the nine months ended September 30, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to the examinations by tax authorities before the year 1999. The Company is currently under audit by the Internal Revenue Service for the 2005 tax year.

Management anticipates no significant changes to the total amount of unrecognized tax benefits within the next twelve months.

The effective income tax rate was 32.9% for the nine months ended September 30, 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 34.3% for the nine months ended September 30, 2006. The 2006 tax rate was below the statutory rate of 35% primarily due to adjustments to state income taxes and the extra-territorial exclusion income benefit.

10. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,238	65,135	65,227	65,110
Plus incremental shares from:
Assumed conversion of options	78	90	85	111
Restricted stock	10	13	13	14

Weighted average common shares—diluted	65,326	65,238	65,325	65,235

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

11. Pension and Post-Retirement Benefits

Components of Net Periodic Costs are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$260	$267	$78	$89	$780	$800	$234	$272
Interest cost	557	471	146	122	1,671	1,413	438	390
Expected return on plan assets	(599)	(551)	—	—	(1,797)	(1,651)	—	—
Amortization of transition obligation	—	—	28	28	—	—	85	85
Amortization of prior service cost	80	80	67	67	239	239	200	200
Amortization of net loss	132	99	104	87	397	299	311	241

Net periodic benefit cost	$430	$366	$423	$393	$1,290	$1,100	$1,268	$1,188

The Company made no contributions to the Salaried and Wage pension plans during the quarters ended September 30, 2007 and 2006 but contributed $2,498 to the Salaried and Wage pension plans during the nine months ended September 30, 2006. The Company is not scheduled to contribute any funds to the pension plans during the fiscal year ending December 31, 2007.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

On October 30, 2007, the parties reached an agreement in principle to terminate the litigation. The principal elements of the agreement in principle are:

(i)	The Company will pay PolyOne, Goodrich’s indemnitor, $3,000 (such payment is reflected in the consolidated statement of operations for the three and nine months ended September 30, 2007, as an increase in the cost of sales);

(ii)	Goodrich will dismiss its claims asserted against the Company in the litigation relating to environmental costs paid or incurred through July 31, 2007, including its claim for legal fees and expenses;

(iii)	Goodrich and PolyOne will release the Company from all claims relating to past environmental costs paid or incurred through July 31, 2007, and legal fees and expenses asserted in the litigation;

(iv)	The Company will release Goodrich from all claims asserted by the Company in the litigation, including claims for legal fees and expenses;

(v)	PolyOne will pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007, forward;

(vi)	Either the Company or PolyOne may, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage (it being agreed that no such proceeding may be initiated until six months after the date of settlement); and

(vii)	The Company and PolyOne will negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental services at the site, including, among other things, the operation by the Company on behalf of PolyOne of groundwater remediation equipment.

The settlement is subject to the execution of definitive documentation and does not affect the administrative proceedings and related litigation discussed below.

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since the Company acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, the Company has spent $25,352 through September 30, 2007 in operating this equipment, all of which has been reimbursed to the Company by Goodrich. Goodrich has continued to reimburse the Company on a monthly basis as ongoing expenses for these services are incurred. Upon implementation of the settlement described above, PolyOne would bear these costs going forward, subject to possible adjustment of its 100% allocation also as indicated above. The costs incurred to operate the groundwater remediation equipment were $2,054 in the first nine months of 2007 and $2,388 in the first nine months of 2006.

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

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) requires it to submit an application for its own permit under RCRA. This could require the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. The Company challenged the Cabinet’s January 2004 order and has obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit. The permit application is now due on March 8, 2008. Goodrich and the Company have both challenged the Cabinet’s October 2006 order.

All of these administrative proceedings have been consolidated. The hearing date has been postponed until January 14, 2008.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations, or cash flows in 2008 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to external customers
Olefins
Polyethylene	$393,237	$188,047	$1,119,241	$583,923
Ethylene, styrene and other	177,181	173,478	450,243	465,971

Total olefins	570,418	361,525	1,569,484	1,049,894
Vinyls
Fabricated finished goods	126,129	162,947	384,880	485,235
VCM, PVC and other	143,613	147,945	387,262	425,334

Total vinyls	269,742	310,892	772,142	910,569

	$840,160	$672,417	$2,341,626	$1,960,463

Intersegment sales
Olefins	$20,808	$40,827	$51,169	$118,877
Vinyls	312	218	831	849

	$21,120	$41,045	$52,000	$119,726

Income (loss) from operations
Olefins	$57,032	$41,851	$126,967	$163,445
Vinyls	5,420	48,944	34,029	147,606
Corporate and other	(2,697)	(3,784)	(6,296)	(6,308)

	$59,755	$87,011	$154,700	$304,743

Depreciation and amortization
Olefins	$17,791	$12,293	$50,934	$35,872
Vinyls	8,882	8,747	26,381	26,005
Corporate and other	36	38	110	97

	$26,709	$21,078	$77,425	$61,974

Other income (expense), net
Olefins	$—	$—	$170	$(1)
Vinyls	(68)	71	21	156
Corporate and other	373	3,197	813	8,502

	305	3,268	1,004	8,657
Debt retirement cost	—	—	—	(25,853)

	$305	$3,268	$1,004	$(17,196)

Capital expenditures
Olefins	$18,723	$30,371	$49,076	$72,440
Vinyls	16,157	7,283	34,081	27,707
Corporate and other	932	118	3,138	512

	$35,812	$37,772	$86,295	$100,659

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from operations	$59,755	$87,011	$154,700	$304,743
Interest expense	(4,692)	(3,432)	(12,780)	(13,356)
Debt retirement cost	—	—	—	(25,853)
Other income, net	305	3,268	1,004	8,657

Income before taxes	$55,368	$86,847	$142,924	$274,191

			September 30, 2007	December 31, 2006
Total Assets
Olefins			$1,486,150	$1,390,513
Vinyls			632,031	578,507
Corporate and other			196,665	113,078

			$2,314,846	$2,082,098

14. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$38,341	$61,656	$95,903	$180,162
Other comprehensive income:
Change in foreign currency translation	1,763	234	4,012	1,136

Comprehensive income	$40,104	$61,890	$99,915	$181,298

15. Long-Term Debt

Long-term indebtedness consists of the following:

	September 30, 2007	December 31, 2006
6 5/8% Senior notes due 2016	$249,328	$249,267
Revolving line of credit	75,000	—
Loan related to tax-exempt revenue bonds	10,889	10,889

Long-term debt	$335,217	$260,156

As of September 30, 2007, the Company had borrowings of $75,000 under its $300,000 senior secured revolving credit facility that bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The interest rate for borrowings under the facility in the third quarter of 2007 was 6.5%. The facility matures on January 6, 2011.

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

Condensed Consolidating Financial Information as of September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$132,438	$120	$6,701	$—	$139,259
Accounts receivable, net	42,090	423,114	(1,226)	(27,651)	436,327
Inventories, net	—	452,411	13,988	—	466,399
Prepaid expenses and other current assets	10	6,775	431	—	7,216
Deferred income taxes	16,797	—	277	—	17,074

Total current assets	191,335	882,420	20,171	(27,651)	1,066,275
Property, plant and equipment, net	—	1,087,337	12,274	—	1,099,611
Equity investment	1,654,702	15,300	28,585	(1,670,002)	28,585
Other assets, net	40,304	110,399	5,702	(36,030)	120,375

Total assets	$1,886,341	$2,095,456	$66,732	$(1,733,683)	$2,314,846

Current liabilities
Accounts payable	$24,473	$241,497	$850	$—	$266,820
Accrued liabilities	7,327	92,191	1,268	(256)	100,530

Total current liabilities	31,800	333,688	2,118	(256)	367,350
Long-term debt	324,328	66,039	8,106	(63,256)	335,217
Deferred income taxes	250,067	44,968	1,618	—	296,653
Other liabilities	12,682	35,480	—	—	48,162
Stockholders’ equity	1,267,464	1,615,281	54,890	(1,670,171)	1,267,464

Total liabilities and stockholders’ equity	$1,886,341	$2,095,456	$66,732	$(1,733,683)	$2,314,846

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$828,528	$13,405	$(1,773)	$840,160
Cost of sales	—	741,934	13,939	(1,773)	754,100

Gross profit	—	86,594	(534)	—	86,060
Selling, general and administrative expenses	482	25,464	359	—	26,305

Income (loss) from operations	(482)	61,130	(893)	—	59,755
Interest expense	469	(5,161)	—	—	(4,692)
Other income (expense), net	39,222	(426)	540	(39,031)	305

Income (loss) before income taxes	39,209	55,543	(353)	(39,031)	55,368
Provision for (benefit from) income taxes	868	16,670	(511)	—	17,027

Net income (loss)	$38,341	$38,873	$158	$(39,031)	$38,341

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$660,684	$13,897	$(2,164)	$672,417
Cost of sales	—	553,552	11,853	(2,164)	563,241

Gross profit	—	107,132	2,044	—	109,176
Selling, general and administrative expenses	346	20,650	1,169	—	22,165

Income (loss) from operations	(346)	86,482	875	—	87,011
Interest expense	(437)	(2,995)	—	—	(3,432)
Other income (expense), net	60,821	161	818	(58,532)	3,268

Income (loss) before income taxes	60,038	83,648	1,693	(58,532)	86,847
Provision for (benefit from) income taxes	(1,618)	26,665	144	—	25,191

Net income (loss)	$61,656	$56,983	$1,549	$(58,532)	$61,656

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,312,418	$35,749	$(6,541)	$2,341,626
Cost of sales	—	2,084,699	35,088	(6,541)	2,113,246

Gross profit	—	227,719	661	—	228,380
Selling, general and administrative expenses	1,124	70,372	2,184	—	73,680

Income (loss) from operations	(1,124)	157,347	(1,523)	—	154,700
Interest expense	2,493	(15,273)	—	—	(12,780)
Other income (expense), net	95,476	(437)	2,369	(96,404)	1,004

Income (loss) before income taxes	96,845	141,637	846	(96,404)	142,924
Provision for (benefit from) income taxes	942	46,724	(645)	—	47,021

Net income (loss)	$95,903	$94,913	$1,491	$(96,404)	$95,903

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,930,503	$37,820	$(7,860)	$1,960,463
Cost of sales	—	1,569,676	33,201	(7,860)	1,595,017

Gross profit	—	360,827	4,619	—	365,446
Selling, general and administrative expenses	1,054	56,780	2,869	—	60,703

Income (loss) from operations	(1,054)	304,047	1,750	—	304,743
Interest expense	(1,893)	(11,463)	—	—	(13,356)
Other income (expense), net	173,832	561	2,208	(193,797)	(17,196)

Income (loss) before income taxes	170,885	293,145	3,958	(193,797)	274,191
Provision for (benefit from) income taxes	(9,277)	102,597	709	—	94,029

Net income (loss)	$180,162	$190,548	$3,249	$(193,797)	$180,162

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$95,903	$94,913	$1,491	$(96,404)	$95,903

Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	567	75,113	2,312	—	77,992
Provision for doubtful accounts	—	45	181	—	226
Loss from disposition of fixed assets	—	187	—	—	187
Deferred tax expense	15,935	—	62	—	15,997
Equity in income of joint venture	—	—	(1,895)	—	(1,895)
Net changes in working capital and other	(123,910)	(66,123)	220	96,404	(93,409)

Net cash (used for) provided by operating activities	(11,505)	104,135	2,371	—	95,001

Cash flows from investing activities
Additions to property, plant and equipment	—	(84,984)	(1,311)	—	(86,295)
Additions to equity investments	—	—	(308)	—	(308)
Acquisition of business	8,043	—	—	—	8,043
Proceeds from disposition of assets	—	33	—	—	33
Settlements of derivative instruments	—	3,339	—	—	3,339

Net cash provided by (used for) investing activities	8,043	(81,612)	(1,619)	—	(75,188)

Cash flows from financing activities
Intercompany financing	22,430	(22,494)	64	—	—
Proceeds from exercise of stock options	303	—	—	—	303
Dividends paid	(8,503)	—	—	—	(8,503)
Proceeds from borrowings	287,884	—	—	—	287,884
Repayments of borrowings	(212,884)	—	—	—	(212,884)

Net cash provided by (used for) financing activities	89,230	(22,494)	64	—	66,800
Net increase in cash and cash equivalents	85,768	29	816	—	86,613
Cash and cash equivalents at beginning of period	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of period	$132,438	$120	$6,701	$—	$139,259

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Net income	$180,162	$190,548	$3,249	$(193,797)	$180,162

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	661	59,443	2,531	—	62,635
Provision for bad debts	—	686	—	—	686
Gain from disposition of fixed assets	—	2,346	—	—	2,346
Deferred tax expense	9,082	—	535	—	9,617
Equity in income of joint venture	—	—	(1,731)	—	(1,731)
Write-off of debt issuance costs	—	3,623	—	—	3,623
Net changes in working capital and other	(278,452)	32,745	8,440	193,797	(43,470)

Net cash provided by (used for) operating activities	(88,547)	289,391	13,024	—	213,868
Additions to property, plant and equipment	—	(98,989)	(1,670)	—	(100,659)
Additions to equity investment	—	—	(4,574)	—	(4,574)
Purchase of short-term investments	(134,625)	—	—	—	(134,625)
Sales and maturities of short-term investments	34,350	—	—	—	34,350
Settlements of futures contracts	—	(27,520)	—	—	(27,520)
Other	—	20	—	—	20

Net cash used for investing activities	(100,275)	(126,489)	(6,244)	—	(233,008)
Intercompany financing	162,913	(162,954)	41	—	—
Proceeds from exercise of stock options	1,404	—	—	—	1,404
Dividends paid	(6,192)	—	—	—	(6,192)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt costs	(4,328)	—	—	—	(4,328)

Net cash used for (provided by) financing activities	146,982	(162,954)	41	—	(15,931)
Net increase (decrease) in cash and cash equivalents	(41,840)	(52)	6,821	—	(35,071)
Cash and cash equivalents at beginning of period	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of period	$190,117	$99	$12,608	$—	$202,824

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

In October 2007, we announced that we intend to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant, all at our Calvert City, Kentucky manufacturing complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs, bringing our total capacity to 275,000 ECUs per year. The expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in the second half of 2009. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually and is expected to be completed in the first half of 2009. The expansion is expected to consume VCM that is currently being sold on the merchant market and will enhance the integration of the vinyls product chain. We have also begun planning for the construction of a new large diameter PVC pipe facility with a capacity of approximately 50 million pounds per year of large diameter pipe. We expect this project will be completed in the second half of 2008, bringing our total annual capacity for PVC pipe to 850 million pounds. We expect this strategic capital investment, totaling approximately $90.0 million, will enhance the vertical integration of our business, further strengthen our position in the large diameter pipe market and increase our ability to serve our customers through an improved overall product mix.

In April 2006, we announced that we had entered into a Memorandum of Understanding to study the development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Government of the Republic of Trinidad and Tobago has expressed an interest in becoming a minority equity partner in the project. As currently envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The capital cost is currently estimated to be approximately $1.9 billion. The size, scope, and cost of the project are subject to further definition in connection with a detailed feasibility study that we are currently performing. It is expected that the project will be financed through a project financing arrangement.

On November 30, 2006 we acquired Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10-inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas (Longview). A more detailed description of this acquisition can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See Note 6 to the accompanying unaudited consolidated financial statements for more information.

Results of Operations

Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$393,237	$188,047	$1,119,241	$583,923
Ethylene, styrene and other	177,181	173,478	450,243	465,971

Total olefins	570,418	361,525	1,569,484	1,049,894
Vinyls
Fabricated finished goods	126,129	162,947	384,880	485,235
VCM, PVC and other	143,613	147,945	387,262	425,334

Total vinyls	269,742	310,892	772,142	910,569

	$840,160	$672,417	$2,341,626	$1,960,463

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Income (loss) from operations
Olefins	$57,032	$41,851	$126,967	$163,445
Vinyls	5,420	48,944	34,029	147,606
Corporate and other	(2,697)	(3,784)	(6,296)	(6,308)

Total income from operations	59,755	87,011	154,700	304,743
Interest expense	(4,692)	(3,432)	(12,780)	(13,356)
Debt retirement cost	—	—	—	(25,853)
Other income, net	305	3,268	1,004	8,657
Provision for income taxes	(17,027)	(25,191)	(47,021)	(94,029)

Net income	$38,341	$61,656	$95,903	$180,162

Earnings per share (diluted)	$0.59	$0.95	$1.47	$2.76

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Average Sales Price	Volume	Average Sales Price		Volume
Product sales price and volume percentage change from prior year period
Olefins(1)	+10.7%	+47.1%		+2.8%	+46.7%
Vinyls	–18.0%	+4.8%	–	20.8%	+5.6%
Company average(1)	–2.1%	+27.1%		–7.8%	+27.3%

(1)	Excluding the volumes attributable to the acquisition of the Longview facilities, the percentage increase in sales volumes for olefins and company average is 5.8% and 5.3%, respectively, for the third quarter and 6.1% and 5.9%, respectively, for the nine month period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average industry prices (1)
Ethane (cents/lb)	27.6	25.5	23.9	22.5
Propane (cents/lb)	29.0	26.0	26.2	24.4
Ethylene (cents/lb) (2)	50.2	50.7	44.9	49.2
Polyethylene (cents/lb) (3)	79.0	78.7	72.9	76.6
Styrene (cents/lb) (4)	68.1	70.1	68.0	64.1
Caustic ($/short ton) (5)	450.0	361.7	405.0	393.1
Chlorine ($/short ton) (6)	322.5	332.5	314.2	332.5
VCM (cents/lb) (7)	43.4	43.9	40.4	43.4
PVC (cents/lb) (8)	61.3	61.3	57.8	61.4

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.
(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of VCM over the period as reported by CMAI.
(8)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the third quarter of 2007, net income was $38.3 million, or $0.59 per diluted share, a decrease of 37.9% from the third quarter of 2006 net income of $61.7 million, or $0.95 per diluted share. Income from operations was $59.8 million on net sales of $840.2 million for the third quarter of 2007 as compared to third quarter 2006 income from operations of $87.0 million on net sales of $672.4 million. Sales increased $167.8 million, or 25.0%, over the third quarter of 2006, primarily as a result of additional polyethylene volumes from the acquisition of the Longview facilities in late 2006, partially offset by overall lower prices. The decline in income from operations was primarily due to weakness in our Vinyls segment, particularly our downstream products businesses, as a result of weakness in the residential construction market. Margins remained at low levels primarily due to rising feedstock costs and the vinyls industry’s inability to raise prices to cover these cost increases. Our Vinyls segment third quarter 2007 income from operations was also negatively impacted by $6.7 million for the settlement of the contract litigation with Goodrich and PolyOne and associated legal expenses related to past environmental issues at the Calvert City facilities. This decline was partially offset by an increase in income from operations for our Olefins segment. Our Olefins business benefited from the earnings from our Longview facilities, which were acquired in November 2006, and balanced industry supply and demand fundamentals for polyethylene.

For the nine months ended September 30, 2007, net income was $95.9 million, or $1.47 per diluted share, on net sales of $2,341.6 million. This represents a decrease of $84.3 million, or $1.29 per diluted share, from the nine months ended September 30, 2006 net income of $180.2 million, or $2.76 per diluted share, which included an after-tax charge of $16.3 million, or $0.25 per diluted share, related to debt retirement costs incurred in the first quarter of 2006. Sales for the nine months ended September 30, 2007 increased over the first nine months of 2006 sales of $1,960.5 million, primarily due to higher sales volumes for polyethylene. The significant increase in polyethylene sales for the first nine months of 2007 was a result of the additional volume from the Longview acquisition and was partially offset by lower average sales prices for our products. Income from operations was $154.7 million for the first nine months of 2007 as compared to $304.7 million for the first nine months of 2006. The 2007 results have been negatively impacted by a number of factors including a slowdown in housing starts and a dramatic drop in selling prices and margins that began early in the fourth quarter of 2006. Our Vinyls segment margins have remained at low levels throughout 2007 primarily due to the industry’s inability to raise prices in the downstream products in order to cover the significant increase in feedstock costs. Our Olefins segment, however, has gained strength throughout 2007 largely due to balanced industry supply and demand fundamentals for polyethylene and strong export demand. Income from operations also benefited from earnings from our Longview facilities.

RESULTS OF OPERATIONS

Third Quarter 2007 Compared with Third Quarter 2006

Net Sales. Net sales increased by $167.8 million to $840.2 million in the third quarter of 2007 from $672.4 million in the third quarter of 2006. This increase was primarily due to higher sales volumes for ethylene and polyethylene. Polyethylene sales volumes were significantly higher in the third quarter of 2007 as compared to the third quarter of 2006 largely due to the acquisition of the Longview facilities in late 2006.

Gross Margin. Gross margin percentage decreased to 10.2% in the third quarter of 2007 from 16.2% in the third quarter of 2006. This decrease was primarily due to the vinyls industry’s inability to raise prices in order to cover the significant increase in feedstock costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 8.2% for ethane and 11.5% for propane as compared to the third quarter of 2006. Gross margin was also negatively impacted by our $3.0 million settlement in connection with the Goodrich and PolyOne contract litigation. In addition, we had a $1.6 million gain in connection with trading activity for the third quarter of 2007 compared to a $5.4 million gain for the third quarter of 2006, a decrease of $3.8 million (see Note 8 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.1 million, or 18.5%, in the third quarter of 2007 as compared to the third quarter of 2006. The increase was primarily due to operating expenses related to the acquisition of the Longview facilities and increased legal fees, largely due to the Goodrich and PolyOne contract litigation.

Interest Expense. Interest expense in the third quarter of 2007 increased by $1.3 million to $4.7 million from $3.4 million in the third quarter of 2006, primarily due to higher average debt outstanding for the period as a result of borrowings under the revolving credit facility in the third quarter of 2007. In addition, during the 2006 period, we capitalized interest on our feedstock flexibility project, which was completed during the second quarter of 2007.

Other Income, Net. Other income, net decreased by $3.0 million to income of $0.3 million in the third quarter of 2007 from income of $3.3 million in the third quarter of 2006 primarily due to lower interest income associated with lower cash balances.

Income Taxes. The effective income tax rate was 30.8% in the third quarter of 2007 as compared to 29.0% in the third quarter of 2006. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was below the statutory rate of 35% primarily due to adjustments to state income taxes and the extra-territorial exclusion income benefit.

Olefins Segment

Net Sales. Net sales increased by $208.9 million, or 57.8%, to $570.4 million in the third quarter of 2007 from $361.5 million in the second quarter of 2006. This increase was primarily due to higher polyethylene sales volumes. The sales volume increase was largely due to the polyethylene sales volume from our Longview facilities, which were acquired in the fourth quarter of 2006.

Income from Operations. Income from operations increased by $15.1 million, or 36.0%, to $57.0 million in the third quarter of 2007 from $41.9 million in the third quarter of 2006. This increase was primarily due to additional polyethylene volume as a result of the Longview acquisition and the negative impact of an unscheduled outage at our Lake Charles ethylene facility in the third quarter of 2006. These increases were partially offset by lower polyethylene prices and higher feedstock costs. In addition, trading activity resulted in a gain in the third quarter of 2007 of $1.6 million as compared to a gain of $5.4 million in the third quarter of 2006.

Vinyls Segment

Net Sales. Net sales decreased by $41.2 million, or 13.3%, to $269.7 million in the third quarter of 2007 from $310.9 million in the third quarter of 2006. This decrease was due to lower selling prices for VCM, PVC resin and PVC pipe and lower sales volumes for PVC pipe. These decreases were partially offset by higher sales volumes for PVC resin and caustic soda and higher caustic soda sales prices. Average selling prices for the Vinyls segment decreased by 18.0% in the third quarter of 2007 as compared to the third quarter of 2006.

Income from Operations. Income from operations decreased by $43.5 million to $5.4 million in the third quarter of 2007 from $48.9 million in the third quarter of 2006. This decrease was primarily due to lower selling prices and margins for most of our vinyls products as well as lower PVC pipe sales volumes. Selling prices and margins for PVC resin and PVC pipe have suffered over the last year due to weakness in the housing market. Sales prices and margins continued under pressure in the third quarter of 2007 due to the industry’s inability to raise prices in response to higher feedstock costs, especially for downstream products. Income from operations was also negatively impacted by $6.7 million for the settlement of the Goodrich and PolyOne contract litigation and legal expenses associated with the litigation.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net Sales. Net sales increased by $381.1 million to $2,341.6 million in the first nine months of 2007 from $1,960.5 million in the first nine months of 2006. This increase was primarily due to higher sales volumes for polyethylene, ethylene, caustic and PVC resin. Polyethylene sales volumes were significantly higher in the first nine months of 2007 as compared to the first nine months of 2006 due to the acquisition of the Longview facilities. These increases were partially offset by overall lower sales prices for our major products.

Gross Margin. Gross margin percentage decreased to 9.8% in the first nine months of 2007 from 18.6% in the first nine months of 2006. This decrease was primarily due to lower sales prices for most of our major products and higher cost of raw materials. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 6.2% for ethane and 7.4% for propane as compared to the first nine months of 2006. In addition, we had a $6.4 million gain in connection with trading activity for the first nine months of 2007 compared to a $17.7 million gain for the first nine months of 2006, a decrease of $11.3 million (see Note 8 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.0 million, or 21.4%, in the first nine months of 2007 as compared to the first nine months of 2006. The increase was primarily due to transition costs and other operating expenses related to the acquisition of the Longview facilities and increased legal fees, largely related to the Goodrich and PolyOne litigation.

Interest Expense. Interest expense in the first nine months of 2007 decreased by $0.6 million to $12.8 million from $13.4 million in the first nine months of 2006, primarily due to lower average interest rates for the period. Average interest rates were lower due to the refinancing completed in the first quarter of 2006.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost. We did not recognize any debt retirement costs in the first nine months of 2007.

Other Income, Net. Other income, net decreased by $7.7 million to $1.0 million in the first nine months of 2007 from $8.7 million in the first nine months of 2006 primarily due to lower interest income associated with lower cash balances and the write-down of a long-term investment.

Income Taxes. The effective income tax rate was 32.9% in the first nine months of 2007 as compared to 34.3% in the first nine months of 2006. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was below the statutory rate of 35% primarily due to adjustments to state income taxes and the extra-territorial exclusion income benefit.

Olefins Segment

Net Sales. Net sales increased by $519.6 million, or 49.5%, to $1,569.5 million in the first nine months of 2007 from $1,049.9 million in the first nine months of 2006. This increase was due to the additional polyethylene sales volume from our Longview facilities, which were acquired in the fourth quarter of 2006.

Income from Operations. Income from operations decreased by $36.4 million, or 22.3%, to $127.0 million in the first nine months of 2007 from $163.4 million in the first nine months of 2006. This decrease was primarily due to the sharp decrease in product prices and margins which began early in the fourth quarter of 2006 and continued in 2007. There have been several price increases during the first nine months of 2007, but margins were still below 2006 levels due to higher feedstock costs. In addition, trading activity resulted in a gain in the first nine months of 2007 of $6.4 million as compared to a gain of $17.7 million in the first nine months of 2006. Results for the 2006 period were negatively impacted by an unscheduled outage at our Lake Charles ethylene facility.

Vinyls Segment

Net Sales. Net sales decreased by $138.5 million, or 15.2%, to $772.1 million in the first nine months of 2007 from $910.6 million in the first nine months of 2006. This decrease was due to lower selling prices for all of our major vinyls products. The decreased sales prices were partially offset by higher sales volumes for PVC resin and caustic. Average selling prices for the Vinyls segment decreased by 20.8% in the first nine months of 2007 as compared to the first nine months of 2006.

Income from Operations. Income from operations decreased by $113.6 million, or 77.0%, to $34.0 million in the first nine months of 2007 from $147.6 million in the first nine months of 2006. This decrease was primarily due to lower selling prices for all of our major vinyls products and higher feedstock costs which was partially offset by higher sales volumes for PVC resin and caustic soda. Margins and demand in the first nine months of 2006 were very strong due to supply constraints resulting from the impact from Hurricanes Katrina and Rita. Selling prices, margins and sales volumes for PVC resin and PVC pipe fell dramatically in the fourth quarter of 2006 due to weakness in the housing market, falling energy prices and seasonal slowdowns. These margins have remained under pressure during 2007 due to the continued weakness in the housing market, higher feedstock costs and the inability to raise prices for our downstream products in response to these higher costs. Income from operations was also negatively impacted by $6.7 million for the settlement of the Goodrich and PolyOne contract litigation and legal expenses associated with the litigation.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Cash Flows

Operating Activities

Operating activities provided cash of $95.0 million in the first nine months of 2007 compared to $213.9 million in the first nine months of 2006. The $118.9 million decrease in cash flows from operating activities was primarily due to lower income from operations in 2007 and unfavorable changes in working capital, which were partially offset by $25.9 million of debt retirement costs incurred in 2006. Income from operations decreased by $150.0 million in the first nine months of 2007 as compared to the first nine months of 2006. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $83.7 million in the first nine months of 2007, compared to $18.8 million of cash used in the first nine months of 2006, an increase in cash use of $64.9 million. In the first nine months of 2007, accounts receivable increased by $129.3 million largely due to increased sales while inventory increased by $10.1 million. Accounts payable and accrued liabilities increased by $46.8 million during the first nine months of 2007. The primary reason for the $18.8 million use of cash related to working capital in the first nine months of 2006 was due to an increase in accounts receivable of $33.0 million and a decrease in accounts payable and accrued liabilities of $12.5 million, partially offset by a decrease in inventory of $26.9 million.

Investing Activities

Net cash used for investing activities during the first nine months of 2007 was $75.2 million compared to $233.0 million in the first nine months of 2006. The primary reason for the decrease in net cash used was the purchase of short-term investments in the third quarter of 2006. In addition, capital expenditures were $86.3 million in the first nine months of 2007 compared to $100.7 million in the first nine months of 2006. The 2006 period included significant expenditures related to a project designed to upgrade the feedstock flexibility in our ethylene unit. The costs related to this project were lower in the 2007 period as the project was put into service during the second quarter of 2007. The remaining capital expenditures in the first nine months of 2007 and 2006 primarily related to maintenance capital, safety and environmental projects. In addition, we received $8.0 million as an adjustment to the purchase price of the Longview facilities in the 2007 period. The cash settlement of derivative instruments in the first nine months of 2006 related to derivative losses recognized in 2005.

Financing Activities

Net cash provided by financing activities during the first nine months of 2007 was $66.8 million compared to cash used by financing activities of $15.9 million in the first nine months of 2006. The 2007 activity was primarily related to borrowings under our revolving credit facility, partially offset by the payment of cash dividends. During the first nine months of 2006, we received proceeds of $249.2 million from the issuance of our 6 5/8% senior notes, which was offset by the repayment of $256.0 million of debt and the payment of $6.2 million of cash dividends. We also incurred $4.3 million in costs associated with the refinancing that were capitalized during the first nine months of 2006 that will be amortized over the term of the new debt.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, borrowings under a revolving credit facility and long-term financing. In addition, on October 24, 2007 the Louisiana State Bond Commission awarded us a $250.0 million allocation under The Gulf Opportunity Zone Act of 2005. The allocation award together with the Louisiana Governor’s allocation letter dated October 26, 2007, will allow us to issue tax-exempt bonds in a principal amount of up to that level through an approved conduit issuer for the purpose of funding capital expenditures within the Louisiana Parishes of Ascension and Calcasieu. We anticipate issuing the bonds within 120 days from the date of the allocation letter. Also, as discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The capital cost is currently estimated to be approximately $1.9 billion, in which we would be a majority partner. If this project is approved, construction could commence in 2008. It is expected that we would invest some level of cash and the remainder would be financed through a project financing arrangement. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements.

Cash

Cash balances were $139.3 million at September 30, 2007 compared to $52.6 million at December 31, 2006. This increase was the result of a $75.0 million borrowing under our revolving line of credit to provide liquidity for capital expenditures and operating expenses.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. During the first nine months of 2007, borrowings under the revolving credit facility bore interest at either LIBOR plus 1.00% or prime rate minus 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The interest rate for borrowings under the facility in the third quarter of 2007 was 6.5%. The facility matures on January 6, 2011.

As of September 30, 2007, our long term debt totaled $335.2 million, consisting of $249.3 million principal amount of 6 5/8% senior notes due 2016, a $10.9 million loan from the proceeds of tax-exempt revenue bonds (supported by a $11.3 million letter of credit) and $75.0 million of borrowings under our revolving credit facility. Debt outstanding under the revolving credit facility and the tax-exempt bonds bears interest at variable rates.

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

As a result of the early redemption of the 83 /4% senior notes due 2011 and the repayment of the term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006 consisting of a pre-payment premium on the 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost.

The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the notes.

The agreements governing the 6 5/8% senior notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.05 per share). The 6 5/8% senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $474,485 at September 30, 2007. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the 6 5/8% senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

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

Off-Balance Sheet Arrangements

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	timing and results of the planned expansions of our chlor-alkali and PVC resin units and building of a large diameter PVC pipe plant at our Calvert City, Kentucky manufacturing complex;

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	anticipated future results of operations;

•	industry outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures and remedial actions.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2007, a hypothetical $1.00 increase in the price of a MMBTU of natural gas would have increased our income before taxes by $6.8 million, a hypothetical $1.00 increase in the price of a barrel of crude oil would have decreased our income before taxes by $1.0 million, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2.0 million and a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $1.2 million. Additional information concerning derivative commodity instruments appears in Note 8 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2007, we had variable rate debt of $85.9 million outstanding. All of the debt under our credit facility and tax exempt revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $85.9 million as of September 30, 2007 was 6.19%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.9 million. Also, at September 30, 2007, we had $249.3 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	—	—	N/A	N/A
August 2007	—	—	N/A	N/A
September 2007	3,369	$26.82	N/A	N/A

	3,369	$26.82	N/A	N/A

(1)	The shares of common stock purchased during the third quarter of 2007 represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: November 2, 2007	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	By:	/s/ M. Steven Bender
M. Steven Bender
Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)