Form 10-K
period 2007-12-31
WESTLAKE CHEMICAL CORP
filed 2008-02-20
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2007, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on June 29, 2007 of $28.12 on the New York Stock Exchange was approximately $540 million.

There were 65,486,834 shares of the registrant’s common stock outstanding as of February 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 Annual Meeting of Stockholders to be held on May 19, 2008.

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

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2007. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. We have 11.1 billion pounds per year of active aggregate production capacity at 15 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facility in Lake Charles, Louisiana, and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,500	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	1,500	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, housewares, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE, and High-Density Polyethylene, or HDPE	980	Heavy-duty films and bags, general purpose liners (LLDPE); thin-walled food tubs, housewares, pails, totes and crates (HDPE)

Styrene	485	Disposables, packaging material, appliances, paints and coatings, resins and building materials

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.5 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facility, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. We completed a major turnaround at one of our ethylene plants in Lake Charles in the second quarter of 2007.

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

We are the third largest producer of LDPE in North America based on capacity and, in 2007, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds (combined) of LLDPE and HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to external customers as a final product in pellet form. We produce LDPE at one plant in Lake Charles and two plants in Longview, and we produce LLDPE and HDPE in one plant at Lake Charles and LLDPE in one plant in Longview. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

Styrene. Styrene is used to produce derivatives such as polystyrene, acrylonitrile butadiene styrene, unsaturated polyester and synthetic rubber. These derivatives are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 485 million pounds of styrene per year, all of which is sold to external customers.

Feedstocks

We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane and butane, a heavier feedstock. During 2007, we completed a project designed to minimize our feedstock cost at one of our ethylene plants by further increasing our flexibility to use light naptha. We receive feedstock at our Lake Charles facility through several pipelines from a variety of suppliers in Texas and Louisiana.

In addition to our internally supplied ethylene, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. In addition, we acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex and hexene at the Longview complex via rail car from several suppliers. We receive benzene via pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts, some of which are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest producers of film and flexible packaging. In 2007, no single customer accounted for 10% or more of segment net sales.

Competition

The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, quality, consistency and performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including INEOS (successor to BP Chemicals Ltd.), The Dow Chemical Company, ExxonMobil Chemical Company, LyondellBasell Industries, Chevron Phillips Chemical Company LP and NOVA Chemicals Corporation.

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. We also own 11 PVC fabricated product facilities and a 59% interest in a joint venture in China that produces PVC resin and PVC film and sheet. The following table illustrates our production capacities by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,400	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications

VCM	1,900	PVC

Chlorine	450	VCM, organic/inorganic chemicals, bleach

Caustic Soda	485	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	915	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet and 300 million pounds of PVC resin from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 800 million pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. In October 2007, we announced that we intend to expand our PVC resin unit at our Calvert City manufacturing complex. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to be completed in the first half of 2009. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations. Most of the remainder of our VCM production is sold under long-term contracts with external customers.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We have the capacity to supply approximately 41% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In October 2007, we announced that we intend to expand our chlor-alkali plant at our Calvert City manufacturing complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs, bringing our total capacity to 275,000 ECUs per year. The expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in mid-2009. After the expansion has been completed, we expect that we will have the capacity to supply approximately 50% of our chlorine requirements through internal production.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and we have the capacity to produce approximately 50% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production.

Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and door profiles under the “Westech Building Products” brand. All of our fabricated products production is sold to external customers. All of the PVC we require for our fabricated products is produced internally. We have also started construction of a new large diameter PVC pipe facility in Calvert City with a capacity of approximately 50 million pounds per year of large diameter pipe. We expect this project will be completed in the second half of 2008. We are also planning the start-up of a PVC pipe facility in the western region of the United States in 2009. This project is expected to increase PVC pipe capacity by approximately 100 million pounds per year.

China Joint Venture. We own a 59% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are a local Chinese chemical company and a subsidiary of INEOS. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 145 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 300 million pounds of PVC resin. In 2006, we increased our ownership interest in this joint venture from 43% to 58%, and in 2007 we increased our ownership interest to 59%.

Feedstocks

We are highly integrated along our vinyls production chain. We produce most of the ethylene and all of the VCM and PVC used in our Vinyls business, and approximately 41% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our Calvert City facility production from the Tennessee Valley Authority under a long-term contract.

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

Marketing, Sales and Distribution

We are a leading manufacturer of PVC pipe in the geographic regions where we operate. We sell a majority of our PVC pipe through a combination of manufacturer’s representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal salaried sales force to market and sell our fence, window and door profiles.

We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City’s geographical area to minimize transportation costs. In 2007, two customers in our Vinyls segment accounted for 27.6% of segment net sales, one accounting for 16.4% and one accounting for 11.2%.

Competition

Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other producers including Oxy Chem, LP, Shintech, Inc., Georgia Gulf Corporation and Formosa Plastics Corporation.

Competition in the fabricated products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the fabricated products market with other producers and fabricators including JM Eagle, Diamond Plastics Corporation and National Pipe & Plastics, Inc. We are a leading manufacturer of PVC pipe by volume in the geographic areas served by our North American Pipe Corporation subsidiary. We are one of the largest manufacturers of PVC fence and deck components by volume in the United States.

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

Contract Litigation with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For its part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex. In mid-1997 we began operating (pursuant to contract) a certain piece of groundwater remediation equipment at the complex owned by Goodrich.

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

On December 19, 2007, the parties entered into a settlement and release agreement. Under the agreement:

(i)	We paid PolyOne, Goodrich’s indemnitor, $3.0 million (such payment is reflected in the consolidated statement of operations for the year ended December 31, 2007, as an increase in the cost of sales);

(ii)	Goodrich dismissed its claims asserted against us in the litigation relating to environmental costs paid or incurred through July 31, 2007, including its claim for legal fees and expenses;

(iii)	Goodrich and PolyOne released us from all claims relating to past environmental costs paid or incurred through July 31, 2007, and legal fees and expenses asserted in the litigation;

(iv)	We released Goodrich from all claims asserted by us in the litigation, including claims for legal fees and expenses;

(v)	PolyOne agreed to pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007, forward;

(vi)	Either we or PolyOne may, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage (it being agreed that no such proceeding may be initiated until six months after the date of settlement); and

(vii)	We and PolyOne will negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental services at the site, including, among other things, the operation by us on behalf of PolyOne of groundwater remediation equipment.

The case was dismissed by order of the Court effective December 28, 2007.

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since we acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, we have spent $26.2 million through December 31, 2007 in operating this equipment, all of which has been reimbursed to us by Goodrich. Goodrich has continued to reimburse us on a monthly basis as ongoing expenses for these services are incurred. As a result of the settlement described above, PolyOne will bear these costs going forward, subject to possible adjustment of its 100% allocation also indicated above. The reimbursed costs to operate the groundwater remediation equipment were $2.9 million in 2007 and $3.4 million in 2006.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to us.

In January 2004, the Cabinet notified us that our ownership of a closed landfill (known as former Pond 4) requires us to submit an application for our own permit under RCRA. This could require us to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. We challenged the Cabinet’s January 2004 order and have obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and us that both were “operators” of former Pond 4 under RCRA, and ordered us to jointly submit an application for a RCRA permit. The permit application is now due on March 8, 2008. Goodrich and we have both challenged the Cabinet’s October 2006 order.

All of these administrative proceedings have been consolidated. A hearing date has been scheduled for March 24, 2008.

Litigation Related to the Administrative Proceedings. We have the contractual right to reconvey title to former Pond 4 back to Goodrich, and we have tendered former Pond 4 back to Goodrich under this provision. In March 2005, we sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify us for costs we incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to us. Goodrich moved to dismiss our suit against it, we filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. On March 30, 2007, the court granted Goodrich’s motion to dismiss our claim that Goodrich is required to accept the tendered reconveyance. Although our motion for partial summary judgment was denied on March 30, our claim for indemnification of our costs incurred in connection with Pond 4 is still before the court.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. We are not in a position at this time to state what effect, if any, the resolution of these proceedings could have on our financial condition, results of operations, or cash flows in 2008 and later years. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations. In 2002, the EPA’s National Enforcement Investigations Center, or NEIC, investigated our manufacturing complex in Calvert City. In early 2004, the NEIC investigated our nearby PVC plant. The EPA subsequently submitted information requests to us under the Clean Air Act and RCRA. We met with the EPA in June 2004 to attempt to voluntarily resolve the notices of violation that were issued to us for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. We expect that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a portion of the expenditures that we would agree to make for certain “supplemental environmental projects.” We have recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, we believe that any amounts exceeding the recorded accruals should not materially affect our financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on our results of operations or cash flows for a particular reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the U.S. Environmental Protection Agency (“EPA”) conducted an audit of our ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair (“LDAR”). By letter dated January 31, 2008, the U.S. Department of Justice (“Justice”) notified us that the EPA had referred the matter to Justice to bring a civil case against us alleging violations of various environmental laws and regulations. Justice informed us that it would seek monetary penalties and require us to implement an “enhanced LDAR” program for the ethylene units. Our representatives met with the EPA on February 14, 2008, to conduct initial settlement discussions. While we can offer no assurance as to an outcome, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, cash flows or results of operations.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2007, we made capital expenditures of $11.5 million related to environmental compliance. We estimate that we will make capital expenditures of $12.5 million in 2008 and $15.0 million in 2009, respectively. A significant percentage of the 2008 and 2009 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2007, we had 2,120 employees, 691 contractors and 6 consultants in the following areas:

Category	Number
Olefins segment	1,164
Vinyls segment	1,541
Headquarters	112

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

Technology

Historically, our technology strategy has been to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. As part of the acquisition of the Longview facility in November 2006, we obtained ownership of a patent portfolio that contains intellectual property related to the polyethylene business, as well as the research and development group that developed this intellectual property. This group is expected to continue to help us develop our polyethylene assets. The acquisition of this group does not reduce our need to evaluate and access other third party technology for our Olefins businesses. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers as follows:

•	MW Kellogg technology and ABB Lummus Crest technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	BP technology for one of our polyethylene plants at Lake Charles;

•	Aspen Technology PlantelligencyTM technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant;

•	Badger EBMax technology for our styrene plant at Lake Charles;

•	Novacat-T Catalyst System in connection with the production of polyethylene in Lake Charles; and

•	INEOS (successor to BP Chemicals Ltd.) for technology used to produce LLDPE and HDPE that required us to make payments of $3.1 million through 2007.

All of these licenses are perpetual and have been paid in full.

We license out our patented Energx® technology for LLDPE production on a limited basis.

Segment and Geographic Information

Information regarding sales, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, and geographical information is presented in Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K.

Available Information

Our Web site address is www.westlake.com. We make our Web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this Web site under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.westlake.com at “Investor Relations/Corporate Governance.”

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

We face competition and pricing pressures in the Olefins segment. Over the next three years some industry forecasts show a 6% per year increase in worldwide ethylene capacity with the largest increase occurring in the Middle East and Asia. Worldwide demand is expected to grow 5% per year during this period. As a result, operating rates in the U.S. could decline during the remainder of the decade.

Industry forecasts show that North American PVC capacity is projected to increase by 6% in 2008 and 6% in 2009, while it is projected that total demand for PVC is expected to be flat in 2008 and increase by 2% in 2009. As a result, operating rates, which have already declined from peak levels achieved in 2006, could decline further.

We sell commodity products in highly competitive markets and face significant competition and price pressure.

We sell our products in highly competitive markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to place pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers could seek relief in the form of lower sales prices.

High costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly over the past several years due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. We use derivative instruments to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results.

In addition, higher natural gas prices could adversely affect the ability of many domestic chemical producers to compete internationally since U.S. producers are disproportionately reliant on natural gas and natural gas liquids as an energy source and as a raw material. In addition to the impact that this has on our exports, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage.

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

External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	international events and circumstances;

•	governmental regulation in the United States and abroad;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.

We believe that events in the Middle East have had a particular influence over the past several years and may continue to do so. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The U.S. residential housing market weakened significantly during 2006 and 2007, which has had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.

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

We have four major manufacturing facilities: our olefins complex in Lake Charles, Louisiana, our polyethylene complex in Longview, Texas, our vinyls complex in Calvert City, Kentucky and our vinyls facility in Geismar, Louisiana. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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

Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets in the United States. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that has led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new regulations.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations.

We use large quantities of hazardous substances and generate large quantities of hazardous wastes in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all four of our petrochemical facilities, in Lake Charles, Longview, Calvert City and Geismar, may require improvements to comply with certain changes in process safety management requirements.

In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.

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

Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. Some regulatory agencies and advocacy groups have been focusing considerable attention on carbon dioxide (“CO2”) and other greenhouse gases and the effect of those emissions on global warming. The adoption of new laws and regulations to control CO2 or other emissions could adversely affect the operation of our facilities and could result in additional costs that would adversely affect our results of operations. In addition, the federal CERCLA and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA and similar state laws could impose liability for damages to natural resources caused by contamination.

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

As of December 31, 2007, we had total outstanding debt of $511.4 million, which represented approximately 28% of our total capitalization. Our annual interest expense for 2007 was $18.4 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

•

we may be exposed to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which would result in higher interest expense in the event of increases in interest rates; and

•

we could be more vulnerable in the event of a downturn in our business that would leave us less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions;

•

should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

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

We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facility and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management.

We may have difficulties integrating the operations of acquired businesses.

If we are unable to integrate or to successfully manage businesses that we have acquired or that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•

timing and results of the planned expansions of our chlor-alkali and PVC resin units, building of a large diameter PVC plant at our Calvert City manufacturing complex and start-up of our PVC pipe facility in the western United States;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas(1)	Polyethylene, polyethylene wax
Calvert City, Kentucky(2)	PVC, VCM, chlorine, caustic soda, ethylene
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Van Buren, Arkansas	PVC pipe
Bristol, Indiana	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(3)	Window and door components
Pawling, New York	Window and door components

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, Louisiana, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.5 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 485 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. Our styrene monomer plant is being modernized with state-of-the-art technology. We are planning to implement modifications to the styrene monomer plant in 2008 designed to save energy and reduce raw material consumption.

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

Our Longview, Texas facility consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200 mile, ten inch ethylene pipeline that runs from Mt. Belvieu, Texas to Longview. The plants are located inside a large Eastman Chemical Company (Eastman) facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce LDPE, LLDPE and HDPE at Longview are similar to the technologies that we employ at Lake Charles (autoclave LDPE and gas phase LLDPE and HDPE). The Longview facility has a total capacity of 1.1 billion pounds per year.

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 450 million pounds of chlorine and 485 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 800 million pounds per year.

In October 2007, we announced that we intend to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs, bringing our total capacity to 275,000 ECUs per year. The expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in mid-2009. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to be completed in the first half of 2009. The expansion is expected to consume VCM that is currently being sold on the merchant market and will enhance the integration of the vinyls product chain. We have also started construction of a new large diameter PVC pipe facility with a capacity of approximately 50 million pounds per year of large diameter pipe. We expect this project will be completed in the second half of 2008.

Our vinyls facility in Geismar, Louisiana is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 600 million pounds per year with related EDC capacity.

We currently operate eleven fabricated products plants, consisting of eight PVC pipe plants, and three profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our fabricated product plants is 915 million pounds per year.

We are also planning the start-up of a PVC pipe facility in the western region of the United States in 2009. This project is expected to increase PVC pipe capacity by approximately 100 million pounds per year.

We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2009. See Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2007 pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders (the “Proxy Statement”).

Item 3.	Legal Proceedings

In addition to the matters described under Item 1, “Business—Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

James Chao (age 60). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us and served as our first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 58). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.

Donald M. Condon, Jr. (age 58). Mr. Condon has been our Senior Vice President, Corporate Planning and Business Development since July 2006. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and Dupont in a variety of management and executive positions. Mr. Condon holds a B.B.A. from the University of Wisconsin.

David R. Hansen (age 57). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Wayne D. Morse (age 64). Mr. Morse has been a Senior Vice President since 1994 and was named Senior Vice President, Vinyls and Manufacturing in January 2003. In July 2004, he was named Senior Vice President, Vinyls. Mr. Morse joined us in 1990 after 23 years of service with Goodrich Corporation. He held the position of

Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/VCM operations. Since joining us, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

Warren W. Wilder (age 50). Mr. Wilder has been our Senior Vice President, Olefins and Styrene, since May 2006. From January 2003 to May 2006, he was our Vice President, Olefins and Styrene. Mr. Wilder joined us in January 2000 as Vice President, Planning and Business Development, and in February 2001, he was appointed Vice President, Polyethylene. Prior to joining us, he was an executive with Koch Industries, Inc. for over 10 years where he held positions in planning and business development, finance, operations and general management, including Vice President, Koch Hydrocarbons from 1996 to 1999. Mr. Wilder holds a B.S. in Chemical Engineering from the University of Washington and an M.B.A. from the University of Chicago.

M. Steven Bender (age 51). Mr. Bender was promoted to Senior Vice President, Chief Financial Officer and Treasurer in February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

George J. Mangieri (age 57). Mr. Mangieri has been our Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Jeffrey L. Taylor (age 54). Mr. Taylor has been our Vice President, Polyethylene, since January 2003. Mr. Taylor joined us in March 2002 as Manager, PE Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Stephen Wallace (age 61). Mr. Wallace joined us in December 2003 as our Vice President and General Counsel and was elected Secretary in July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 14, 2008, there were 69 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2007
4th Quarter	$26.37	$18.50	$0.05000
3rd Quarter	31.47	24.54	0.05000
2nd Quarter	31.05	26.69	0.04000
1st Quarter	37.11	26.75	0.04000

Year Ended December 31, 2006
4th Quarter	$35.29	$31.13	$0.04000
3rd Quarter	33.29	26.38	0.04000
2nd Quarter	34.77	26.58	0.02750
1st Quarter	36.75	29.03	0.02750

Our credit facility and the indenture governing our senior notes restrict our ability to pay dividends or other distributions on our equity securities. We do not currently expect these restrictions to materially limit our ability to pay regular quarterly dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” for a discussion of the restrictions.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	677,243	$26.43	5,008,267
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	677,243	$26.43	5,008,267

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data(1)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$3,192,178	$2,484,366	$2,441,105	$1,985,353	$1,423,034
Gross profit	271,400	396,483	443,631	303,185	121,952
Selling, general and administrative expenses	96,679	83,232	76,598	60,238	57,014
Gain on sale of assets	—	—	—	(2,049)	—
Gain on legal settlement	—	—	—	—	(3,162)
Impairment of long-lived assets(2)	—	—	—	1,830	2,285

Income from operations	174,721	313,251	367,033	243,166	65,815
Interest expense	(18,422)	(16,519)	(23,717)	(39,350)	(38,589)
Debt retirement cost	—	(25,853)	(646)	(15,791)	(11,343)
Other income, net(3)	2,658	11,670	2,658	2,637	7,620

Income before income taxes	158,957	282,549	345,328	190,662	23,503
Provision for income taxes	44,228	87,990	118,511	69,940	8,747

Net income	$114,729	$194,559	$226,817	$120,722	$14,756

Earnings per share information(4):
Basic	$1.76	$2.99	$3.49	$2.19	$0.30
Diluted	$1.76	$2.98	$3.48	$2.18	$0.30
Weighted average shares outstanding
Basic	65,234,828	65,133,628	65,008,253	55,230,786	49,499,395
Diluted	65,324,326	65,254,654	65,251,109	55,355,442	49,499,395
Balance Sheet Data (end of period):
Cash and cash equivalents	$24,914	$52,646	$237,895	$43,396	$37,381
Working capital(5)	650,923	527,875	597,014	421,723	197,715
Total assets	2,569,335	2,082,098	1,827,189	1,592,453	1,370,113
Total debt	511,414	260,156	266,889	298,089	537,289
Minority interest	—	—	—	—	22,100
Stockholders’ equity	1,286,670	1,173,541	994,106	769,397	445,603
Cash dividends declared per share	$0.1800	$0.1350	$0.0975	$0.02125	$—
Other Operating Data:
Cash flow from:
Operating activities	$62,166	$237,184	$318,447	$150,781	$78,087
Investing activities	(124,805)	(404,336)	(87,590)	(79,963)	(41,581)
Financing activities	34,907	(18,097)	(36,358)	(64,803)	(10,248)
Depreciation and amortization	103,514	86,262	81,241	81,075	87,293
Capital expenditures	135,725	136,258	85,760	52,710	44,931
EBITDA(6)	280,893	385,330	450,286	311,087	149,385
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,447	1,318	1,237	1,330	1,280
Ethylene, styrene and other	948	858	979	1,138	861
Vinyls Segment
Fabricated finished products	756	758	854	660	517
VCM, PVC, and other	1,467	1,289	1,223	1,097	1,120

(1)	The historical selected financial and operational data should be read together with item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	The 2004 impairments related to a PVC plant not in service and Olefins segment assets written down to fair market value. The 2003 impairments related primarily to idled styrene assets and other miscellaneous assets written down to fair market value.

(3)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(4)	Does not reflect the issuance of common stock in exchange for preferred stock as part of the internal reorganizations immediately prior to our initial public offering.

(5)	Working capital equals current assets less current liabilities.

(6)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
EBITDA	$280,893	$385,330	$450,286	$311,087	$149,385
Less:
Income tax provision	(44,228)	(87,990)	(118,511)	(69,940)	(8,747)
Interest expense	(18,422)	(16,519)	(23,717)	(39,350)	(38,589)
Depreciation and amortization	(103,514)	(86,262)	(81,241)	(81,075)	(87,293)

Net income	114,729	194,559	226,817	120,722	14,756

Changes in operating assets and liabilities	(59,830)	20,200	40,940	(43,076)	48,245
Equity in income of unconsolidated subsidiary	(2,796)	(1,766)	(94)	(1,379)	(1,510)
Deferred income taxes	5,286	13,852	45,745	65,188	7,112
Impairment of long-lived assets	—	—	—	1,830	2,285
Write-off of debt issuance cost	—	3,623	646	4,153	7,343
Loss (gain) from disposition of fixed assets	724	2,848	4,746	(218)	(2,903)
Amortization of debt issue costs	760	850	1,456	2,097	887
Stock-based compensation expense	2,873	1,731	498	1,920	—
Provision for (recovery of) doubtful accounts	420	1,287	(2,307)	(456)	1,872

Cash flow from operating activities	$62,166	$237,184	$318,447	$150,781	$78,087

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 30 years. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. In 2003 and 2004, the olefins and vinyls markets began a cyclical recovery and operating rates and margins rose as economic growth improved and excess capacity was absorbed. These factors resulted in increased industry product margins in 2004, 2005 and 2006. In 2007, however, weakness in the housing market contributed to lower demand, and operating margins have declined in our vinyls business. The demand for olefins products has remained strong in 2007 largely due to balanced industry supply and demand fundamentals for polyethylene and strong export demand, but margins have weakened due to increased feedstock costs.

PVC industry operating rates dropped from 94% in the third quarter of 2006 to an estimated 87% in 2007. This downturn, which impacts our Vinyls segment, was primarily due to weakness in the construction market which started in September 2006 and continued through 2007. Looking forward, North American PVC capacity is projected to increase by 6% in 2008 and 6% in 2009. Total demand for PVC is expected to be flat in 2008 and increase by 2% in 2009. As a result, operating rates and margins may not improve and could decline further from 2007 levels.

Some olefins industry forecasts show a 6% per year increase in worldwide ethylene capacity over the next three years, with the largest increase in the Middle East and Asia. World demand is expected to grow 5% per year during this period. As a result, our Olefins segment could be impacted as operating rates in the U.S. could decline during the remainder of the decade.

We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future, include:

•	shortages of raw materials due to increasing demand;

•	capacity constraints due to construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.

Significant volatility in raw material costs tends to put pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers may seek relief in the form of lower sales prices. We currently use derivative instruments to reduce price volatility risk on feedstock commodities and lower overall costs. Normally, there is a pricing relationship between a commodity that we process and the feedstock from which it is derived. When this pricing relationship deviates from historical norms, we have from time to time entered into derivative instruments and physical positions in an attempt to take advantage of this relationship.

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

On November 30, 2006, we closed the acquisition of Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas, all of which are headquartered in Longview, Texas. The purchase price was $227.0 million in cash, after working capital adjustments. The polyethylene business and associated operating facility has a capacity of 1,080 million pounds per year of polyethylene. This capacity is comprised of 650 million pounds per year of low density polyethylene (LDPE) and 430 million pounds of linear low density polyethylene (LLDPE) and high density polyethylene (HDPE). With this acquisition, our total polyethylene capacity is now 2.5 billion pounds per year. We also acquired technology for the production of specialty polyolefin polymers including: acrylate co-polymers; a specialty polyethylene wax for the adhesives, coatings and other consumer products markets; and Energx® technology for LLDPE, which is designed to provide enhanced strength and performance properties. We believe that the acquisition of these assets is an excellent strategic fit, has further strengthened our position in the North American polyethylene market and will increase our ability to provide an improved overall product mix and new technology.

In addition, during 2006 and 2007, we purchased additional interests in Suzhou Huasu Plastics Co. Ltd., our joint venture in China. We increased our ownership percentage from approximately 43% to approximately 59% at a cost of $6.7 million. We will continue to account for this investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent us from exercising a controlling financial interest over this entity.

In 2006, we announced that we had entered into a Memorandum of Understanding to develop an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. The Government of The Republic of Trinidad and Tobago (the “Government”) expressed an interest in becoming a minority equity partner in the project. As envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The project could be expanded in the future as more ethane becomes available. The project would be financed through a project financing arrangement. The size, scope, cost and economics of the project are subject to further definition in connection with a detailed feasibility study that we are currently performing. One of the major constraints to the project is the rising international capital costs of the construction of such plants around the world. We and the Government are discussing how to overcome that challenge.

In the second quarter of 2006, we completed a major maintenance turnaround in Calvert City. The ethylene and VCM units at Calvert City were down for 16 days while the chlor-alkali and PVC units were down for a shorter period. Sales continued during the turnaround from inventory on hand. In early September 2006, we encountered mechanical problems with a compressor and related equipment at one of our ethylene units in Lake Charles, Louisiana, resulting in an unscheduled shutdown of that unit. While that unit was down, we completed a maintenance turnaround of that unit that was scheduled for early 2007. During the unit’s shut-down, we also completed portions of our previously announced project to upgrade the feedstock flexibility at our ethylene plant, which is expected to reduce energy costs and provide for additional ethylene capacity. The unit was successfully restarted in late October 2006 and resumed full production. As a result of the Lake Charles outage, we incurred approximately $3.1 million in maintenance expense and $27.4 million in turnaround costs which were capitalized. In the second quarter of 2007, we completed a major turnaround for one of our ethylene units at our Lake Charles facility. The unit was shut down for approximately 30 days to compete the tie-in portion of our previously announced project designed to upgrade the feedstock flexibility of the unit, which is expected to reduce energy costs and provide for additional ethylene capacity. The cost of the turnaround of approximately $8.3 million was capitalized.

Results of Operations

Segment Data

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$1,545,639	$783,968	$697,662
Ethylene, styrene and other	629,414	585,612	652,380

Total olefins	2,175,053	1,369,580	1,350,042

Vinyls
Fabricated finished products	497,610	596,461	587,547
VCM, PVC, and other	519,515	518,325	503,516

Total vinyls	1,017,125	1,114,786	1,091,063

Total	$3,192,178	$2,484,366	$2,441,105

Income (loss) from operations
Olefins	$152,563	$160,875	$195,670
Vinyls	29,991	157,918	179,407
Corporate and other	(7,833)	(5,542)	(8,044)

Total income from operations	174,721	313,251	367,033
Interest expense	(18,422)	(16,519)	(23,717)
Debt retirement costs	—	(25,853)	(646)
Other income, net	2,658	11,670	2,658
Provision for income taxes	(44,228)	(87,990)	(118,511)

Net income	$114,729	$194,559	$226,817

Earnings per share (diluted)	$1.76	$2.98	$3.48

	2007		2006
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	+3.3%	+55.5%	+7.8%	-1.9%
Vinyls	-17.4%	+8.6%	+4.5%	-2.2%
Company average	-4.7%	+33.2%	+6.3%	-2.0%

(1)	Excluding the volumes attributable to the acquisition of the Longview facility, the percentage increase for sales volumes for olefins and company average is 15.5% and 12.2%, respectively for 2007.

	2007	2006	2005
Average industry prices(1)
Ethane (cents/lb)	26.7	22.1	21.0
Propane (cents/lb)	28.6	23.9	21.6
Ethylene (cents/lb)(2)	48.8	48.1	44.2
Polyethylene (cents/lb)(3)	76.3	74.4	70.3
Styrene (cents/lb)(4)	68.2	64.8	62.5
Caustic ($/short ton)(5)	425.2	379.2	393.8
Chlorine ($/short ton)(6)	316.3	330.0	346.9
PVC (cents/lb)(7)	60.0	60.3	56.8

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.

(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.

(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the year ended December 31, 2007, net income was $114.7 million, or $1.76 per diluted share, on net sales of $3,192.2 million. This represents a decrease of $79.9 million, or $1.22 per diluted share, from the year ended December 31, 2006 net income of $194.6 million, or $2.98 per diluted share, which included an after-tax charge of $16.3 million, or $0.25 per diluted share, related to debt retirement costs incurred in the first quarter of 2006 and a tax benefit which increased net income by $10.2 million, or $0.16 per diluted share, related to the resolution of certain tax matters. Net income in 2007 was positively impacted by a tax benefit of $8.0 million, or $0.12 per diluted share, related to a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. Sales for the year ended December 31, 2007 increased from 2006 sales of $2,484.4 million to $3,192.2 million, primarily due to higher sales volumes for polyethylene. The significant increase in polyethylene sales for 2007 was primarily a result of the additional volume from the Longview acquisition and was partially offset by lower average sales prices for our products. Income from operations was $174.7 million for the year ended December 31, 2007 as compared to $313.3 million for the year ended December 31, 2006. The 2007 results have been negatively impacted by a number of factors, including a slowdown in construction and a dramatic drop in margins that began early in the fourth quarter of 2006. Our Olefins segment maintained strong demand in 2007 largely due to balanced industry supply and demand fundamentals for polyethylene and strong export demand. Olefins margins, however, were negatively impacted by rising feedstock costs and a trading loss of $1.0 million in 2007 compared to a trading gain of $18.6 million in 2006. Income from operations benefited from earnings from our Longview facility which was acquired in November 2006. Our Vinyls segment margins deteriorated throughout 2007 primarily due to the industry’s inability to raise prices in the downstream products in order to cover the significant increase in feedstock costs.

2007 Compared with 2006

Net Sales. Net sales increased by $707.8 million to $3,192.2 million in 2007 from $2,484.4 million in 2006. This increase was primarily due to higher sales volumes for polyethylene, ethylene, caustic and PVC resin. Polyethylene sales volumes were significantly higher in 2007 as compared to 2006 primarily due to the acquisition of the Longview facility. These increases were partially offset by overall lower average sales prices.

Gross Margin. Gross margin percentage decreased to 8.5% in 2007 from 16.0% in 2006. This decrease was primarily due to lower average sales prices for our products and higher cost of raw materials. Our raw material costs in both segments normally track industry prices, which experienced an increase of 20.8% for ethane and 19.7% for propane in 2007 as compared to 2006. In addition, we had a $1.0 million loss in connection with trading activity for 2007 compared to a $18.6 million gain for 2006, a decrease of $19.6 million (see Note 10 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.5 million, or 16.2%, in 2007 as compared to 2006. The increase was primarily due to transition costs and other operating expenses related to the acquisition of the Longview facility and increased legal fees, largely related to the Goodrich and PolyOne litigation.

Interest Expense. Interest expense in 2007 increased by $1.9 million to $18.4 million from $16.5 million in 2006, primarily due to higher average debt outstanding for the period.

Debt Retirement Cost. As a result of the redemption of $247.0 million aggregate principal amount of 8 3/4% senior notes due July 15, 2011 and the repayment of $9.0 million of our term loan, we recognized $25.9 million in non-operating expense in the first quarter of 2006, consisting of a pre-payment premium on our 8 3/4% senior notes of $22.2 million and a write-off of $3.7 million in previously capitalized debt issuance cost. We did not recognize any debt retirement costs in 2007.

Other Income, Net. Other income, net decreased by $9.0 million to $2.7 million in 2007 from $11.7 million in 2006 primarily due to lower interest income associated with lower cash balances and the write-down of a long-term investment.

Income Taxes. The effective income tax rate was 27.8% in 2007 as compared to 31.1% in 2006. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits, a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries and the domestic manufacturing deduction, partially offset by state income taxes. The 2006 tax rate was below the statutory rate of 35% primarily due to adjustments to state income taxes and the extra-territorial exclusion income benefit.

Olefins Segment

Net Sales. Net sales increased by $805.5 million, or 58.8%, to $2,175.1 million in 2007 from $1,369.6 million in 2006. This increase was primarily due to increased polyethylene and ethylene volumes. The significant increase in polyethylene sales volumes was primarily due to increased volume from our Longview facility, which was acquired in the fourth quarter of 2006. In addition, average sales prices for the Olefins segment increased by 3.3% in 2007 from 2006.

Income from Operations. Income from operations decreased by $8.3 million, or 5.2%, to $152.6 million in 2007 from $160.9 million in 2006. This decrease was primarily due to a significant increase in raw material costs and a trading loss of $1.0 million in 2007 as compared to a trading gain of $18.6 million in 2006. These decreases in operating income were almost entirely offset by earnings from our Longview facility which was acquired in November 2006. There have been several price increases during 2007 for our major olefins products, but margins were still below 2006 levels due to higher feedstock costs. Results for the 2006 period were negatively impacted by an unscheduled outage at our Lake Charles ethylene facility.

Vinyls Segment

Net Sales. Net sales decreased by $97.7 million, or 8.8%, to $1,017.1 million in 2007 from $1,114.8 million in 2006. This decrease was primarily due to lower selling prices for most of our major vinyls products. The decreased sales prices were partially offset by higher sales volumes for PVC resin and caustic. Average selling prices for the Vinyls segment decreased by 17.4% in 2007 as compared to 2006.

Income from Operations. Income from operations decreased by $127.9 million, or 81.0%, to $30.0 million in 2007 from $157.9 million in 2006. This decrease was primarily due to lower selling prices for PVC resin and PVC pipe, and higher feedstock costs which was partially offset by higher sales volumes for PVC resin and caustic soda. Margins and demand in the first nine months of 2006 were very strong due to supply constraints resulting from the impact from Hurricanes Katrina and Rita. Selling prices, margins and sales volumes for PVC resin and PVC pipe fell dramatically in the fourth quarter of 2006 due to weakness in the construction market, falling energy prices and seasonal slowdowns. These margins remained under pressure during 2007 due to the continued weakness in the construction market, higher feedstock costs and the inability to raise prices for our downstream products in response to these higher costs.

2006 Compared with 2005

Net Sales. Net sales increased by $43.3 million, or 1.8%, to $2,484.4 million in 2006 from $2,441.1 million in 2005. This increase was primarily due to higher selling prices for our major products and higher sales volumes for PVC resin and polyethylene which was largely offset by lower sales volumes for ethylene, VCM, and PVC pipe. Higher selling prices largely resulted from higher raw material costs that were generally passed through to customers. PVC resin sales volumes increased primarily due to the supply of additional volumes from our Geismar facility and polyethylene sales volumes increased primarily due to the acquisition of the Longview facility. Sales volumes for other major products were down largely due to the slowing market for new home construction, inventory reductions in the second half of 2006 and increased internal consumption of ethylene at our Geismar facility.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million, or 8.6%, in 2006 as compared to 2005. The increase was primarily due to higher professional fees, the Goodrich settlement in 2005 with no comparable activity in 2006 (see Note 16 to the consolidated financial statements), additional headcount as a result of the acquisition of the Longview facility and higher sales commissions.

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

Income Taxes. The effective income tax rate was 31.1% in 2006, and this rate is below the statutory rate of 35% primarily due to the release of, among other things, a tax benefit related to the reversal of various tax accruals due to the resolution of certain tax matters. This reduced the rate approximately 2.3 percentage points. In addition, adjustments were made to income taxes for deferred income taxes, tax benefits related to extraterritorial income exclusion tax benefits (ETI), tax benefits related to tax exempt interest and the manufacturing deduction. These reductions in the effective tax rate were partially offset by state taxes. The 2005 effective income tax rate of 34.3% was lower than the statutory rate of 35% due to ETI (approximately 1.6 percentage points), tax benefits related to the new domestic manufacturing deduction and other adjustments to deferred income taxes partially offset by state taxes.

Olefins Segment

Net Sales. Net sales increased by $19.5 million, or 1.5%, to $1,369.6 million in 2006 from $1,350.0 million in 2005. Sales improved due to higher sales prices throughout the Olefins segment, which were largely offset by lower sales volumes for ethylene. Polyethylene sales volumes increased due to the acquisition of the Longview facility on November 30, 2006. Average selling prices for the Olefins segment increased by 7.8% in 2006 as compared to 2005. Higher selling prices were primarily the result of our ability to pass along higher raw material costs to our customers. Overall sales volumes for the Olefins segment decreased 1.9% primarily due to an increase in the internal requirements for ethylene at our Geismar facility. Sales volumes were also impacted by inventory reductions by our customers and the housing slowdown that has occurred in the U.S. as previously discussed.

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

Cash Flows

Operating Activities

Operating activities provided cash of $62.2 million in 2007 compared to $237.2 million in 2006. The $175.0 million decrease in cash flows from operating activities was primarily due to lower income from operations in 2007 and unfavorable changes in working capital, partially offset by $25.9 million of debt retirement costs incurred in 2006 with no equivalent costs in 2007 and a reduction in turnaround costs of $19.8 million in 2007 as compared to 2006. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $149.6 million in 2007, compared to $17.8 million of cash used in 2006, an increase in cash use of $131.8 million. In 2007, accounts receivable increased by $200.7 million largely due to increased sales while inventory increased by $71.6 million. Accounts payable and accrued liabilities increased by $120.8 million during 2007. The primary reason for the $17.8 million use of cash related to working capital in 2006 was due to an increase in inventory of $47.3 million, partially offset by an increase in accounts payable and accrued liabilities of $43.6 million.

Operating activities provided cash of $237.2 million in 2006 compared to $318.4 million in 2005. The $81.2 million decrease in cash flows from operating activities was primarily due to a decrease in income from operations, debt retirement costs of $25.9 million, turnaround costs of $33.1 million and higher income tax payments in 2006. Tax payments are higher in 2006 than 2005 because 2005 benefited from utilization of net operating loss and alternative minimum tax credit carryforwards. Changes in components of working capital used cash of $17.8 million in 2006, compared to $34.4 million of cash used in 2005. This change represents a decrease in cash use of $16.6 million. In 2006, inventory increased by $47.3 million primarily due to a drop in demand late in the year. Accounts payable and accrued liabilities (excluding those accruals that are included in the section “Cash flows from investing activities”) increased by $43.6 million during 2006.

Investing Activities

Net cash used for investing activities during 2007 was $124.8 million compared to $404.3 million in 2006. Capital expenditures were $135.7 million in 2007 compared to $136.3 million in 2006. The 2006 and 2007 periods included significant expenditures related to a project designed to upgrade the feedstock flexibility in one of our ethylene units which was placed in service in 2007. The remaining capital expenditures in 2007 and 2006 primarily related to maintenance capital, safety and environmental projects, the Calvert City expansion projects and a major upgrade to our styrene unit in Lake Charles. Over the next two years, we expect to increase capital expenditures related to environmental compliance from $11.5 million in 2007 to $12.5 million in 2008 and $15.0 million in 2009. A significant percentage of the 2008 and 2009 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. In addition, we used $235.7 million in cash to acquire the Longview facility in 2006, and we received $8.0 million as an adjustment to the purchase price of the Longview facility in 2007. The cash settlement of derivative instruments in 2006 related to derivative losses recognized in 2005.

Net cash used for investing activities during 2006 was $404.3 million as compared to $87.6 million in 2005. Capital expenditures were $136.3 million in 2006 as compared to $85.8 million in 2005. The increase in capital expenditures was primarily due to a project designed to upgrade the feedstock flexibility in one of our ethylene plants at our Lake Charles facility and a project to expand our ethylene capacity. The remaining capital expenditures in 2006 primarily related to maintenance, safety and environmental projects. The capital expenditures in 2005 primarily related to maintenance, safety and environmental projects. We used $235.7 million in cash during 2006 to acquire the Longview facility (see Note 14 to the consolidated financial statements). The additions to equity investments of $4.6 million in 2006 related to the additional equity interest purchased in Suzhou Huasu Plastics Co. Ltd., our joint venture in China, as discussed previously. In addition, the settlement of derivative instruments in 2006 was an outflow due to the settlement on derivative losses recognized in 2005, which was partially offset by cash settlement receipts from 2006.

Financing Activities

Net cash provided by financing activities during 2007 was $34.9 million compared to cash used by financing activities of $18.1 million during 2006. In 2007, we issued $250.0 million of our 6 3/4% senior notes to evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority, a political subdivision of the State of Louisiana, (the “Authority”), under a loan agreement relative to the Authority’s 6 3/4% tax-exempt revenue bonds. $48.1 million of the proceeds of this issuance were utilized to fund capital projects in Louisiana. The balance of the proceeds, net of expenses, from this issuance is classified as restricted cash on the December 31, 2007 consolidated balance sheet because of the restricted permitted uses of such proceeds. The remainder of our financing activities was related to borrowings and payments under our revolving credit facility. We also paid $11.8 million in cash dividends in 2007.

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

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. It is expected that, if the project moves forward, we would invest some level of cash and the remainder would be financed through a project financing arrangement. We are also expanding our chlor-alkali and PVC resin units, building a large diameter PVC pipe plant at our Calvert City facility and starting up a PVC pipe facility in the western region of the United States. The expected aggregate cost of these chlor-alkali and PVC projects is approximately $125.0 million. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements. Should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

Cash

Cash balances were $24.9 million at December 31, 2007 compared to $52.6 million at December 31, 2006. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. As of December 31, 2007, any borrowings under the revolving credit facility bore interest at either LIBOR plus 1.50% or prime rate. The revolving credit facility also requires an unused commitment fee of 0.30%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011. As of December 31, 2007, we had outstanding letters of credit totaling $14.2 million, outstanding borrowings of $1.2 million and available borrowing capacity of $284.6 million under this facility.

As of December 31, 2007, our long-term debt, including current maturities, totaled $511.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.7 million), $250.0 million of 6 3/4 senior notes due 2032, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and $1.2 million of borrowings under our revolving credit facility. The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On December 13, 2007 the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a Loan Agreement, dated as of November 1, 2007 (the “Loan Agreement”), with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the Loan Agreement, on December 13, 2007, we entered into a second supplemental indenture, dated as of November 1, 2007, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, supplementing the senior indenture dated as of January 1, 2006 by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the Loan Agreement. Therefore, this represents a non-cash financing transaction. The 6 3/4% senior notes are unsecured and will rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. At December 31, 2007, we had drawn $48.1 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

On January 13, 2006, we issued $250.0 million of 6 5/8% aggregate principal amount of senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem our 8 3/4% senior notes due 2011 and repay our term loan as follows:

•	On January 18, 2006, we repaid the entire $9.0 million outstanding under our term loan, plus accrued but unpaid interest.

•

On two redemption dates, February 8, 2006 and February 13, 2006, we redeemed the entire $250.0 million principal amount outstanding of our 8 3/4% senior notes due 2011, and paid a make-whole premium of $22.2 million, plus accrued and unpaid interest.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.05 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $480.2 million at December 31, 2007. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2007 and 2006 was 3.69% and 4.02%, respectively.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2007 relating to long-term debt, operating leases, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include pension liabilities, post-retirement medical liabilities, deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule. Long-term liabilities for pension and post-retirement liabilities totaled $29.9 million as of December 31, 2007.

	Payment Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$511.4	$—	$1.2	$—	$510.2
Operating leases	126.6	27.9	46.7	26.2	25.8
Unconditional purchase obligations	202.5	176.1	16.5	4.6	5.3
Interest payments	567.8	33.8	67.7	67.7	398.6

Total	$1,408.3	$237.8	$132.1	$98.5	$939.9

Other Commercial Commitments
Standby letters of credit	$14.2	$14.2	$—	$—	$—

Long-Term Debt. Long-term debt reflects the 6 5/8% senior notes, the 6 3/4% senior notes, the tax-exempt waste disposal revenue bonds and the outstanding borrowings under our revolving credit facility as of December 31, 2007.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase ethylene, power, nitrogen, oxygen, wastewater treatment services, product storage and pipeline usage. The ethylene obligation included above is based on a December 31, 2007 price and is subject to price variation in the future. We also have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2007 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $2.9 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $103.5 million, $86.3 million and $81.2 million in 2007, 2006 and 2005, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. In 2007, we had a major turnaround at our Lake Charles facility. In 2006, we had a major turnaround at our Calvert City facility and at one of our ethylene units in Lake Charles. Total costs deferred on these turnarounds were $13.3 million in 2007 and $33.1 million in 2006. There were no major turnarounds in 2005. Amortization in 2007, 2006 and 2005 of previously deferred turnaround costs was $10.5 million, $4.9 million and $5.0 million, respectively. As of December 31, 2007, capitalized turnaround costs, net of accumulated amortization, totaled $38.4 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Income Taxes. We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2007, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3.8 million and a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $2.2 million. Additional information concerning derivative commodity instruments appears in Note 10 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2007, we had variable rate debt of $12.1 million outstanding. All of the debt outstanding under our credit facility and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The interest rate for our variable rate debt of $12.1 million as of December 31, 2007 was 4.04%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2007, we had $499.3 million of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2007 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting located on page 43 in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2008

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$24,914	$52,646
Accounts receivable, net	507,463	308,903
Inventories, net	527,871	456,276
Prepaid expenses and other current assets	14,232	16,086
Deferred income taxes	17,705	15,876

Total current assets	1,092,185	849,787
Property, plant and equipment, net	1,126,212	1,076,903
Equity investment	29,486	26,382
Restricted cash	199,450	—
Other assets, net	122,002	129,026

Total assets	$2,569,335	$2,082,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$314,951	$238,914
Accrued liabilities	126,311	82,998

Total current liabilities	441,262	321,912
Long-term debt	511,414	260,156
Deferred income taxes	287,965	281,828
Other liabilities	42,024	44,661

Total liabilities	1,282,665	908,557

Commitments and contingencies (Notes 7 and 16)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,487,119 and 65,268,585 shares issued and outstanding in 2007 and 2006, respectively	655	653
Additional paid-in capital	431,197	427,893
Retained earnings	857,872	754,921
Accumulated other comprehensive income
Benefits liability, net of tax	(9,234)	(12,186)
Cumulative translation adjustment	6,180	2,260

Total stockholders’ equity	1,286,670	1,173,541

Total liabilities and stockholders’ equity	$2,569,335	$2,082,098

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands of dollars except per share data)
Net sales	$3,192,178	$2,484,366	$2,441,105
Cost of sales	2,920,778	2,087,883	1,997,474

Gross profit	271,400	396,483	443,631
Selling, general and administrative expenses	96,679	83,232	76,598

Income from operations	174,721	313,251	367,033
Other income (expense)
Interest expense	(18,422)	(16,519)	(23,717)
Debt retirement cost	—	(25,853)	(646)
Other income, net	2,658	11,670	2,658

Income before income taxes	158,957	282,549	345,328
Provision for income taxes	44,228	87,990	118,511

Net income	$114,729	$194,559	$226,817

Earnings per common share:
Basic	$1.76	$2.99	$3.49

Diluted	$1.76	$2.98	$3.48

Weighted average shares outstanding:
Basic	65,234,828	65,133,628	65,008,253
Diluted	65,324,326	65,254,654	65,251,109

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)		Total
		Number of Shares	Amount				Benefits Liability Net of Tax(1)	Cumulative Foreign Currency Exchange
Balances at December 31, 2004	—	64,896,489	$649	$420,124	$348,689	$—	$(1,739)	$1,674	$769,397
Net income	—	—	—	—	226,817	—	—	—	226,817
Other comprehensive (loss) income	—	—	—	—	—	—	(237)	1,027	790

Total comprehensive income									227,607
Stock options exercised	—	81,694	1	1,183	—	—	—	—	1,184
Restricted stock grants	—	143,667	1	1,610	—	(971)	—	—	640
Tax benefit on equity compensation		—	—	1,620					1,620
Dividends paid	—	—	—	—	(6,342)	—	—	—	(6,342)

Balances at December 31, 2005	—	65,121,850	651	424,537	569,164	(971)	(1,976)	2,701	994,106
Net income	—	—	—	—	194,559	—	—	—	194,559
Other comprehensive loss	—	—	—	—	—	—	(258)	(441)	(699)

Total comprehensive income									193,860
Stock options exercised	—	124,253	1	1,848	—	—	—	—	1,849
Stock-based compensation, net of tax on exercised stock	—	22,482	1	1,508	—	971	—	—	2,480
Adoption of SFAS 158	—	—	—	—	—	—	(9,952)	—	(9,952)
Dividends paid	—	—	—	—	(8,802)	—	—	—	(8,802)

Balances at December 31, 2006	—	65,268,585	653	427,893	754,921	—	(12,186)	2,260	1,173,541
Net income	—	—	—	—	114,729	—	—	—	114,729
Other comprehensive income	—	—	—	—	—	—	2,952	3,920	6,872

Total comprehensive income									121,601
Stock options exercised	—	21,874	—	328	—	—	—	—	328
Stock-based compensation, net of tax on exercised stock	—	196,660	2	2,976	—	—	—	—	2,978
Dividends paid	—	—	—	—	(11,778)	—	—	—	(11,778)

Balances at December 31, 2007	—	65,487,119	$655	$431,197	$857,872	$—	$(9,234)	$6,180	$1,286,670

(1)	Includes minimum pension liability, net of tax in 2004 and 2005.

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands of dollars)
Cash flows from operating activities
Net income	$114,729	$194,559	$226,817
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	103,514	86,262	81,241
Provision for (recovery of) doubtful accounts	420	1,287	(2,307)
Amortization of debt issue costs	760	850	1,456
Stock-based compensation expense	2,873	1,731	498
Loss from disposition of fixed assets	724	2,848	4,746
Write-off of debt issuance cost	—	3,623	646
Deferred income taxes	5,286	13,852	45,745
Equity in income of joint venture	(2,796)	(1,766)	(94)
Changes in operating assets and liabilities
Accounts receivable	(200,657)	(7,411)	(66,225)
Inventories	(71,595)	(47,275)	(20,054)
Prepaid expenses and other current assets	1,854	(6,724)	(617)
Accounts payable	77,441	59,150	49,718
Accrued liabilities	43,313	(15,549)	2,747
Other, net	(13,700)	(48,253)	(5,870)

Net cash provided by operating activities	62,166	237,184	318,447

Cash flows from investing activities
Additions to property, plant and equipment	(135,725)	(136,258)	(85,760)
Additions to equity investments	(308)	(4,574)	(1,867)
Acquisition of business	8,043	(235,674)	—
Purchases of short-term investments	—	(216,510)	—
Sales and maturities of short-term investments	—	216,510	—
Settlements of derivative instruments	2,995	(28,052)	—
Proceeds from disposition of assets	190	222	37

Net cash used for investing activities	(124,805)	(404,336)	(87,590)

Cash flows from financing activities
Proceeds from exercise of stock options	328	1,849	1,184
Dividends paid	(11,778)	(8,802)	(6,342)
Proceeds from borrowings	326,584	249,185	—
Repayments of borrowings	(325,407)	(256,000)	(31,200)
Utilization of restricted cash	48,124	—	—
Capitalized debt issuance costs	(2,944)	(4,329)	—

Net cash provided by (used for) financing activities	34,907	(18,097)	(36,358)

Net (decrease) increase in cash and cash equivalents	(27,732)	(185,249)	194,499
Cash and cash equivalents at beginning of the year	52,646	237,895	43,396

Cash and cash equivalents at end of the year	$24,914	$52,646	$237,895

Supplemental cash flow information
Interest paid	$19,077	$21,449	$22,978
Income taxes paid	$16,190	$90,886	$78,263

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China, but it accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Undistributed earnings from the joint venture included in retained earnings were $5,785 as of December 31, 2007.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

Short-term Investments

At times during 2006 the Company selectively invested some of its cash in short-term investments in auction rate securities. Auction rate securities are variable rate bonds tied to short-term interest rates that generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to an interest rate reset mechanism and the availability to liquidate the securities through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments were classified as short-term investments. The auction rate securities were classified as available-for-sale securities due to management’s intent to hold these securities for short periods of time. The Company had no short-term investments as of December 31, 2007 or December 31, 2006.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $2,181, $3,593 and $1,172 in 2007, 2006 and 2005, respectively. Repair and maintenance costs are charged to operations as incurred. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. Based on the Company’s evaluation, at this time it has been determined that the Company’s assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, no material asset retirement obligations have been recorded.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment(1)	25
Ethylene pipeline	35
Other	3-10

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

Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144. The Company held $29,990 of goodwill at December 31, 2007 in connection with its acquisition of the Longview facility which is classified in the Olefins segment (see Note 14).

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Restricted cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from the cash and cash equivalents category on the Company’s balance sheet. As indicated in Note 7, the Company issued 6  3/4% senior notes, the proceeds of which, along with their accrued interest income, remain with a trustee, and are classified on the Company’s balance sheet as a non-current asset until such time as the Company submits a request for reimbursement of qualifying amounts spent for facilities in Louisiana.

Turnaround Costs

Turnaround costs are deferred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from 2-6 years. Deferred turnaround costs are presented as a component of other assets, net.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2007 and 2006, the net exchange balance receivable of $13,825 and $7,567 was included in accounts receivable, net.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride products and polyvinyl chloride pipe products. The Company performs periodic credit evaluations of the customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential losses.

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

During 2007, 2006 and 2005, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS No. 133. Consequently, gains and losses from changes in the fair value of all the commodity derivative instruments used in 2007, 2006 and 2005 were included in earnings. During 2006, the Company entered into a foreign currency hedge to minimize foreign exchange risk on a firm commitment, and the settlement of this hedge occurred in 2007. This hedge had no significant impact on the Company’s results of operations in 2007 or 2006.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Company’s debt as of December 31, 2007 differs from the carrying value due to the issuance of fixed rate senior notes in 2006 and 2007. See Note 10 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated using current market quotes from external sources.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Other

Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 6) are amortized over periods ranging from 2 to 15 years using the straight-line method.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company recognized no adjustments in the liability for unrecognized income tax benefits upon the adoption of FIN 48. See Note 11 to the consolidated financial statements for more detail.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company does not expect it to have a significant impact on its financial position and results of operations.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an enterprise to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a defined benefit postretirement plan’s underfunded status. In addition, each entity must recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This statement is effective for fiscal years ending after December 15, 2006, and the Company has adopted this standard for its annual financial statements. The impact of the adoption of this statement in 2006 was a reduction in stockholders’ equity of $9,952.

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

The Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 108 in September 2006. This bulletin provides guidance regarding the methodology of quantifying the dollar amounts of errors in determining the materiality of those errors. These methods are required to be implemented for annual financial statements covering the first fiscal year ending after November 15, 2006 and had no impact on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company does not expect it to have a significant impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and the Company cannot estimate any impact this statement may have on the Company’s consolidated results of operations or financial position as any potential business combinations after the implementation date are unknown.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, but is not expected to have any impact on the Company’s consolidated financial statements as the Company does not currently consolidate any noncontrolling interest entities.

2. Earnings per Share

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	2007	2006	2005
Weighted average common shares—basic	65,235	65,134	65,008
Plus incremental shares from assumed conversion:
Options	79	107	221
Restricted stock	10	14	22

Weighted average common shares—diluted	65,324	65,255	65,251

There are no adjustments to “Net income” for the diluted earnings per share computations.

3. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2007	2006
Accounts receivable—trade	$498,073	$294,564
Accounts receivable—affiliates	1,365	1,252
Allowance for doubtful accounts	(3,546)	(3,287)

	495,892	292,529
Accounts receivable—other	11,571	16,374

Accounts receivable, net	$507,463	$308,903

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

4. Inventories

Inventories consist of the following at December 31:

	2007	2006
Finished products	$332,882	$290,048
Feedstock, additives, and chemicals	164,832	137,669
Material and supplies	38,058	36,499

	535,772	464,216
Allowance for inventory obsolescence	(7,901)	(7,940)

Inventories, net	$527,871	$456,276

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2007	2006
Land	$12,358	$11,909
Building and improvements	100,847	91,665
Plant and equipment	1,674,141	1,542,713
Other	89,053	76,881

	1,876,399	1,723,168
Less: Accumulated depreciation	(866,481)	(786,574)

	1,009,918	936,594
Construction in progress	116,294	140,309

Property, plant and equipment, net	$1,126,212	$1,076,903

Depreciation expense on plant and equipment of $85,421, $74,879 and $69,130 is included in cost of sales in the consolidated statements of operations in 2007, 2006 and 2005, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

6. Other Assets

Other assets consist of the following:

	2007			2006			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets:
Technology licenses	$43,487	$(31,940)	$11,547	$43,487	$(29,506)	$13,981	14
Patents	6,503	(704)	5,799	6,503	(69)	6,434	10
Customer relationships	17,649	(1,471)	16,178	17,649	(147)	17,502	13
Goodwill	29,990	—	29,990	36,098	—	36,098
Other	1,161	—	1,161	1,161	(104)	1,057

Total intangible assets	98,790	(34,115)	64,675	104,898	(29,826)	75,072
Note receivable from affiliate	5,529	—	5,529	5,529	—	5,529
Turnaround costs	56,527	(18,157)	38,370	47,691	(12,099)	35,592	5
Debt issuance cost	10,332	(3,308)	7,024	7,388	(2,548)	4,840	10
Other, net	10,860	(4,456)	6,404	12,323	(4,330)	7,993	2

Total other assets	$182,038	$(60,036)	$122,002	$177,829	$(48,803)	$129,026

Amortization expense on other assets of $18,853, $12,233 and $13,567 is included in the consolidated statement of operations in 2007, 2006 and 2005, respectively.

The balance in goodwill was adjusted during 2007 to reflect the settlement of the working capital adjustment and other purchase price adjustments related to the acquisition of the Longview facility. See Note 14.

Scheduled amortization of intangible assets for the next five years is as follows: $4,442, $4,442, $4,442, $4,391 and $2,467 in 2008, 2009, 2010, 2011 and 2012, respectively.

7. Debt

Long-term debt consists of the following at December 31:

	2007	2006
6 5/8% senior notes due in 2016	$249,348	$249,267
Revolving line of credit	1,177	—
6 3/4% senior notes due in 2032	250,000	—
Loan related to tax-exempt waste disposal revenue bond	10,889	10,889

	$511,414	$260,156

On January 6, 2006, the Company amended its senior secured revolving credit facility to, among other things, increase the commitment from $200,000 to $300,000 and generally reduce the interest payable. After the amendment, as of January 6, 2006, the revolving credit facility bore interest at either LIBOR plus 1.50% or prime rate, and a 0.30% unused line fee, all of which are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The maturity of the facility was extended to January 6, 2011.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

On December 13, 2007 the Louisiana Local Government Environmental Facilities and Community Development Authority (the “Authority”) issued $250,000 of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, the Company entered into a Loan Agreement, dated as of November 1, 2007 (the “Loan Agreement”), with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the Loan Agreement, on December 13, 2007, the Company entered into a second supplemental indenture, dated as of November 1, 2007, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, supplementing the senior indenture dated as of January 1, 2006 by and among the Company, the potential subsidiary guarantors party thereto and the trustee, and issued $250,000 aggregate principal amount of the Company’s 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the Loan Agreement. Therefore, this represents a non-cash financing transaction. The 6 3/4% senior notes are unsecured and will rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the senior notes. At December 31, 2007, the Company had drawn $48,124 of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income less underwriters fees and other expenses, remains with a trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

On January 13, 2006, the Company issued $250,000 of 6 5/8% aggregate principal amount of senior notes due 2016, the proceeds of which, together with cash on hand, were used to redeem the Company’s 8 3/4% senior notes due 2011 and repay the Company’s term loan as follows:

•	On January 18, 2006, the Company repaid the entire $9,000 outstanding under the term loan, plus accrued but unpaid interest.

•

On two redemption dates, February 8, 2006 and February 13, 2006, the Company redeemed the entire $247,000 principal amount outstanding of the 8 3/4% senior notes due 2011, and paid a make-whole premium of $22,230, plus accrued and unpaid interest.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.05 per share). The senior notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $480,173 at December 31, 2007. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability equals or exceeds $60,000. Neither of the agreements requires the Company to maintain specified financial ratios, except that the revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60,000. In addition, the senior notes indenture and the revolving credit facility restrict the ability of the Company to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

At December 31, 2007, the Company had outstanding letters of credit under the revolving credit facility totaling $14,172 and available borrowing capacity of $284,651.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 in tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for its new ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2007 and 2006 was 3.69% and 4.02%, respectively. In conjunction with the loan agreement, the Company entered into a letter of credit reimbursement agreement and obtained a letter of credit from a bank in the amount of $11,268. The letter of credit, as amended, is scheduled to expire in July 2008, but the Company expects to extend the term on the letter of credit prior to its expiration.

The weighted average interest rate on the borrowings at December 31, 2007 and 2006 was 6.6% and 6.5%, respectively.

There are no maturities of long-term debt until 2016, except for maturities of the revolving line of credit balances.

8. Stockholders’ Equity

The Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating approximately $11,778, $8,802 and $6,342 in 2007, 2006 and 2005, respectively.

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

9. Stock-Based Compensation

The Board of Directors of the Company adopted, and the stockholders approved, the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”). Under the 2004 Plan, all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a ten year term and vest either (1) ratably on an annual basis over a three to five year period or (2) in one-half increments on the five year and nine and one-half year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five year period, (2) at the end of a three year period or (3) in one-half increments on the five year and nine and one-half year anniversaries of the award date. The total recognized compensation expense related to the 2004 Plan was $2,873, $1,731 and $498 during 2007, 2006 and 2005, respectively.

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

The pro forma table below reflects net income and basic and diluted earnings per share for 2005 had the Company applied the fair value recognition provisions of SFAS 123:

2005
Net income, as reported	$226,817
Pro forma stock option compensation expense	(1,573)
Provision for income taxes on pro forma stock option expense	540

Pro forma net income	$225,784

Basic and diluted earnings per share
As reported:
Basic	$3.49
Diluted	$3.48
Pro forma:
Basic	$3.47
Diluted	$3.46

Option activity and changes during 2007 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	356,284	$20.57
Granted	360,380	31.51
Exercised	(21,874)	15.02
Cancelled	(17,547)	26.16

Outstanding at December 31, 2007	677,243	26.43	8.2	$877

Exercisable at December 31, 2007	243,308	17.44	6.8	877

For options outstanding at December 31, 2007, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50	195,403	6.5
$25.42 – $36.10	481,840	8.8

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during 2007, 2006 and 2005 was $290, $2,046 and $1,310, respectively.

As of December 31, 2007, $4,332 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 4.5 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2007 Options	2006 Options	2005 Options
Weighted average fair value	$14.15	$14.87	$12.81
Risk-free interest rate	4.5%	4.8%	4.3%
Expected life in years	6 – 10	6 – 7	8
Expected volatility	33.2%	34.0%	36.5%
Expected dividend yield	0.5%	0.3%	0.4%

Non-vested restricted stock awards as of December 31, 2007 and changes during 2007 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	53,928	$30.85
Granted	202,499	31.53
Forfeited	(5,839)	31.49
Vested	(21,827)	30.11

Non-vested at December 31, 2007	228,761	31.45

As of December 31, 2007, there was $5,210 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during 2007 and 2006 was $592 and $407, respectively.

10. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. In 2007, 2006 and 2005, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2007, 2006 and 2005 were included in earnings. During 2006, the Company entered into a foreign currency hedge to minimize foreign currency risk on a firm purchase commitment, and the settlement of this hedge occurred in 2007. This hedge had no significant impact on the Company’s results of operations in 2007 or 2006.

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

The Company had a net loss of $1,022 in connection with trading activity for the year ended December 31, 2007 compared to a net gain of $18,643 and a net loss of $3,818 ($1,871 of which is recorded in cost of sales and $1,947 of which is recorded in other income, net, as explained below) for the years ended December 31, 2006 and 2005, respectively. Of the 2007 net loss, $7,710 related to derivative losses, partially offset by $6,688 in gains on the sale of related physical feedstock positions. Of the 2006 net gain, $13,842 related to derivative gains and $4,801 related to the sale of related physical feedstock positions. Of the 2005 net loss, $31,702 related to derivative losses, partially offset by $27,884 in gains on the sale of related physical feedstock positions. The 2007 net loss, 2006 net gain and the partial loss in 2005 of $1,871 are recorded in cost of sales due to the relationship of the derivatives to the physical feedstock positions sold. The remaining 2005 loss of $1,947 is classified in other income, net. Risk management asset balances of $0 and $5,721 and were included in “accounts receivable, net” and risk management liability balances of $6,415 and $1,211 were included in current liabilities in the Company’s consolidated balance sheets as of December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007 and December 31, 2006, the fair value of the natural gas and crude oil futures and other forward contracts were obtained from quotable market prices. The fair and carrying value of the Company’s derivative commodity instruments and financial instruments is summarized below:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$1,244	$1,244	$2,849	$2,849
Crude oil futures contracts	(7,349)	(7,349)	1,475	1,475
Other forward/futures contracts	(310)	(310)	3,027	3,103

Financial Instruments:
6 3/4% senior notes due 2032	$250,000	$248,750	$0	$0
6 5/8% senior notes due 2016	249,348	237,188	249,267	243,035

11. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognized no adjustments upon adoption in the liability for unrecognized income tax benefits.

The gross unrecognized tax benefits as of December 31 are as follows:

2007
Beginning balance	$9,637
Additions based on tax positions related to current year	300
Reductions due to statutes of limitations expiring	(465)

Ending balance	$9,472

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

At adoption, the amount of unrecognized tax benefit that would favorably impact the effective tax rate was $5,072, net of the federal benefit. There was no material change during the year. Management anticipates no significant changes to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had approximately $3,069 of accrued interest and penalties related to uncertain tax positions. The Company has increased the accrued interest and penalties approximately $220 during the twelve months ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to the examinations by tax authorities before the year 1999. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years.

The components of income before taxes for the years ended December 31 are as follows:

	2007	2006	2005
Domestic	$157,234	$277,521	$344,515
Foreign	1,723	5,028	813

	$158,957	$282,549	$345,328

The Company’s income tax provision for the years ended December 31 consists of the following:

	2007	2006	2005
Current
Federal	$38,081	$76,268	$72,151
State	1,266	(2,536)	766
Foreign	(405)	406	(151)

	38,942	74,138	72,766

Deferred
Federal	18,104	13,267	27,719
State	(12,530)	148	17,971
Foreign	(288)	437	55

	5,286	13,852	45,745

Total provision	$44,228	$87,990	$118,511

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense for each of the years indicated is as follows:

	2007	2006	2005
Provision for federal income tax at statutory rate	$55,635	$98,892	$120,865
State income tax provision net of federal income tax effect	1,114	3,608	7,925
Tax benefit	(8,000)	—	—
Foreign tax	(693)	843	(96)
Foreign earnings	(603)	(1,760)	(285)
Extra-territorial income exclusion benefit	—	(1,050)	(5,391)
Manufacturing deduction	(1,995)	(2,380)	(2,870)
Tax exempt interest income	(522)	(2,519)	—
Contingent tax liability	76	(6,538)	—
Other, net	(784)	(1,106)	(1,637)

	$44,228	$87,990	$118,511

The 2007 tax benefit is a result of a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. The 2006 contingent tax liability is for federal and state contingent liabilities released due to the related statutes of limitations expiring in the fourth quarter. The 2005 extra-territorial income exclusion benefit of $5,391 includes a current year benefit for 2005 of $1,295, and the remaining benefit of $4,096 was a one-time benefit related to prior years.

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2007	2006	2005
Net operating loss carryforward	$11,450	$10,307	$15,503
Credit carryforward	2,376	406	—
Accruals	16,764	16,742	12,052
Allowance for doubtful accounts	1,131	1,141	1,463
Inventories	8,414	8,478	5,645
Other	4,313	2,725	5,680

Deferred taxes assets—total	44,448	39,799	40,343

Property, plant and equipment	(296,698)	(287,560)	(241,188)
Turnaround costs	(14,408)	(14,137)	(2,860)
Other	368	(387)	(787)

Deferred tax liabilities—total	(310,738)	(302,084)	(244,835)

Valuation allowance	(3,970)	(3,667)	(3,583)

Total net deferred tax liabilities	$(270,260)	$(265,952)	$(208,075)

Balance sheet classifications
Current deferred tax asset	$17,705	$15,876	$13,013
Deferred tax liability	(287,965)	(281,828)	(221,088)

Total net deferred tax liabilities	$(270,260)	$(265,952)	$(208,075)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

At December 31, 2007, the Company had a state net operating loss carryforward of approximately $238,024, which will expire in varying amounts between 2008 and 2028 and is subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a state net operating loss valuation allowance has been recorded. The valuation allowance of $3,583 was recorded in 2005 and increased by $84 in 2006 and $303 during 2007 due to state law changes related to apportionment. During 2006, the Company acquired the Longview facility as discussed in Note 14. The deferred tax liabilities of $47,536 associated with the acquisition of the Longview facility are included in total net deferred tax liabilities at December 31, 2006. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The working capital adjustment along with other adjustments resulted in a decrease in deferred tax liabilities of $2,568 associated with the acquisition. The final adjustment has resulted in a final deferred tax liability balance of $44,968 being included in total net deferred tax liabilities at December 31, 2007.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $8,433 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

12. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. Through 2007, the Company matched 50% of an employee’s contribution up to 6% of such employee’s compensation. Beginning January 1, 2008, the Company matches 100% of an employee’s contribution up to the first 4% of such employee’s compensation. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2007, 2006 and 2005, the Company charged approximately $3,266, $2,693 and $2,447, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2007, 2006 and 2005, the Company charged approximately $3,459, $2,641 and $2,658, respectively, to expense for these contributions.

The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the funding requirements of federal law and regulations, and the Company does not expect to make any contributions to these plans in 2008. The accumulated benefit obligation was $36,707, $34,213 and $29,875 at December 31, 2007, 2006 and 2005, respectively.

The Company also provides post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Details of the pension and post-retirement healthcare plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2007	2006	2005	2007	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$39,344	$34,779	$32,071	$24,448	$22,597	$20,961
Service cost	1,041	1,066	1,050	283	361	360
Interest cost	2,228	1,885	1,798	584	512	414
Actuarial loss (gain)	580	2,630	737	(3,660)	1,533	1,363
Benefits paid	(1,192)	(1,016)	(877)	(1,046)	(555)	(501)

Benefit obligation, end of year	$42,001	$39,344	$34,779	$20,609	$24,448	$22,597

Change in plan assets
Fair value of plan assets beginning of year	30,541	26,149	19,726	—	—	—
Actual return	2,099	2,910	1,226	—	—	—
Employer contribution	—	2,498	6,074	1,046	555	501
Benefits paid	(1,192)	(1,016)	(877)	(1,046)	(555)	(501)

Fair value of plan assets end of year	$31,448	$30,541	$26,149	$—	$—	$—

Funded status, end of year	$(10,553)	$(8,803)	$(8,630)	$(20,609)	$(24,448)	$(22,597)

Reconciliation of funded status
Funded status	$(10,553)	$(8,803)	$(8,630)	$(20,609)	$(24.448)	$(22,597)
Unrecognized net actuarial loss	—	—	7,141	—	—	6,187
Unamortized transition obligation	—	—	—	—	—	684
Unamortized prior period service cost	—	—	1,220	—	—	1,627

Net amount recognized	$(10,553)	$(8,803)	$(269)	$(20,609)	$(24,448)	$(14,099)

Amounts recognized in the statement of financial position
Intangible assets	$—	$—	$1,220	$—	$—	$—
Current liabilities	—	—	—	(1,249)	(572)	—
Noncurrent liabilities	(10,553)	(8,803)	(4,626)	(19,360)	(23,876)	(14,099)
Accumulated other comprehensive loss before taxes	—	—	3,137	—	—	—

Net amount recognized	$(10,553)	$(8,803)	$(269)	$(20,609)	$(24,448)	$(14,099)

Amounts recognized in accumulated other comprehensive income (OCI)
Net loss	$9,010	$8,663	$3,137	$3,257	$7,393	$—
Transition obligation	—	—	—	456	569	—
Prior service cost	584	902	—	1,040	1,361	—

Total before tax(1)	$9,594	$9,565	$3,137	$4,753	$9,323	$—

(1)	For 2007, after-tax totals for pension benefits and post-retirement healthcare benefits were $6,144 and $3,090, respectively. The sum of these amounts ($9,234) is reflected in stockholders’ equity as OCI. For 2006, after-tax totals for pension benefits and post-retirement healthcare benefits were $6,171 and $6,015, respectively. The sum of these amounts ($12,186) is reflected as OCI, and for 2005, the after-tax total for pension benefits was $1,976 and this is also reflected in OCI.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	Pension Benefits			Post-retirement Healthcare
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$1,041	$1,066	$1,050	$283	$361	$360
Interest cost	2,228	1,885	1,798	584	512	414
Expected return on plan assets	(2,396)	(2,201)	(1,928)	—	—	—
Net amortization	848	717	584	910	707	715

Net periodic benefit cost	$1,721	$1,467	$1,504	$1,777	$1,580	$1,489

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$877	$5,925	$—	$(3,660)	$7,720	$—
Transition obligation	—	—	—	—	683	—
Prior service cost	—	—	—	—	1,627	—
Amortization of net loss	(530)	(399)	—	(476)	(327)	—
Amortization of transition obligation	—	—	—	(114)	(114)	—
Amortization of prior service cost	(318)	(318)	—	(320)	(266)	—

Total recognized in OCI	$29	$5,208	$—	$(4,570)	$9,323	$—

Total net periodic benefit cost and OCI	$1,750	$6,675	$1,504	$(2,793)	$10,903	$1,489

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2008 are expected to be $318 and $538, respectively. The estimated transition obligation, prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2008 are expected to be $114, $212 and $167, respectively.

Weighted average assumptions as of year end	2007	2006	2005	2007	2006	2005
Discount rate	5.8%	5.8%	5.5%	5.5%	4.7%	4.9%
Expected return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Pension	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$1,442	$1,249
Year 2	$1,601	$1,436
Year 3	$1,798	$1,631
Year 4	$2,001	$1,808
Year 5	$2,175	$1,974
Year 6 to 10	$14,148	$9,533

With an average rate of return below 8% for 2007, the Company has decided to leave the return on asset assumption at 8% as of January 1, 2008. This decision is based on input from the Company’s third-party independent actuary and the pension fund trustee, projecting near-term returns of 8% to 12% from equities, and 4% to 6% from fixed income investments. The discount rate is based on representative published high quality bond indices which indicate the general level of rates as of December 31, 2007.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

	Pension Benefit— Salaried			Pension Benefit— Wage
Asset allocation for years ended:	2007	2006	2005	2007	2006	2005

Cash	0%	0%	2%	0%	0%	2%
Fixed income	39%	40%	39%	39%	40%	39%
Equity	61%	60%	59%	61%	60%	59%

	100%	100%	100%	100%	100%	100%

The pension fund investment policy allowed the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 60% equities and 40% fixed income. The Company expects the 60/40 investment policy to remain for the near future.

13. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2007, 2006 and 2005, the Company incurred and paid lease payments of approximately $1,390, $1,269 and $1,241, respectively.

In March 2000, the Company loaned an affiliated party $2,000. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received from the original loan from 1997 through 2001. No principal payments were received in 2007 or 2006, but principal payments totaling $763 were received from the affiliated party in 2005. The remaining balance is scheduled to be repaid beginning in 2010. No interest payments were received in 2007, but interest payments of $161 and $246 were received in 2006 and 2005, respectively, and are included in other income, net in the consolidated statement of operations. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

During the years ended December 31, 2007, 2006 and 2005, the Company and subsidiaries charged affiliates $678, $955 and $838, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $729, $997 and $757 as of December 31, 2007, 2006 and 2005, respectively are included in accounts receivable in the accompanying consolidated balance sheets.

14. Acquisitions

On November 30, 2006, the Company acquired Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas for a purchase price of $235,028, subject to further adjustment based on final values of working capital at the purchase date. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The adjustment resulted in a final purchase price of $226,985. This adjustment, along with other purchase price adjustments, has resulted in a goodwill balance of $29,990 at December 31, 2007.

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

15. Other Income, net

Other income, net consists of the following for the years ended December 31:

	2007	2006	2005
Management services	$678	$955	$838
Interest income	2,892	10,074	4,317
Franchise taxes	(1,689)	(1,128)	(615)
Equity in income of unconsolidated subsidiary	2,796	1,766	94
Derivative loss	—	—	(1,947)
Write-down of long-term investment	(923)	—	—
Other	(1,096)	3	(29)

	$2,658	$11,670	$2,658

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

On December 19, 2007, the parties entered into a settlement and release agreement. Under the agreement:

(i)	The Company paid PolyOne, Goodrich’s indemnitor, $3,000 (such payment is reflected in the consolidated statement of operations for the year ended December 31, 2007, as an increase in the cost of sales);

(ii)	Goodrich dismissed its claims asserted against the Company in the litigation relating to environmental costs paid or incurred through July 31, 2007, including its claim for legal fees and expenses;

(iii)	Goodrich and PolyOne released the Company from all claims relating to past environmental costs paid or incurred through July 31, 2007, and legal fees and expenses asserted in the litigation;

(iv)	The Company released Goodrich from all claims asserted by the Company in the litigation, including claims for legal fees and expenses;

(v)	PolyOne agreed to pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007, forward;

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The case was dismissed by order of the Court effective December 28, 2007.

The current groundwater remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. Since the Company acquired in mid-1997 the relevant portion of the complex where certain groundwater remediation equipment is located, the Company has spent $26,211 through December 31, 2007 in operating this equipment, all of which has been reimbursed to the Company by Goodrich. Goodrich has continued to reimburse the Company on a monthly basis as ongoing expenses for these services are incurred. As a result of the settlement described above, PolyOne will bear these costs going forward, subject to possible adjustment of its 100% allocation also as indicated above. The reimbursed costs to operate the groundwater remediation equipment were $2,912 in 2007 and $3,362 in 2006.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company.

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

All of these administrative proceedings have been consolidated. A hearing date has been scheduled for March 24, 2008.

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

Environmental Investigations. In 2002, the EPA’s National Enforcement Investigations Center, or NEIC, investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in June 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a portion of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company has recorded an accrual in accrued liabilities for a probable loss related to monetary penalties and other items to be expensed; however, based on correspondence with the EPA, the Company reduced its loss accrual by $1,500 during the fourth quarter of 2006. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the U.S. Environmental Protection Agency (“EPA”) conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair (“LDAR”). By letter dated January 31, 2008, the U.S. Department of Justice (“Justice”) notified the Company that the EPA had referred the matter to Justice to bring a civil case against the Company alleging violations of various environmental laws and regulations. Justice informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The Company’s representatives met with the EPA on February 14, 2008, to conduct initial settlement discussions. While the Company can offer no assurance as to an outcome, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2007, future minimum lease commitments were as follows:

2008	$27,901
2009	26,165
2010	20,550
2011	15,879
2012	10,347
Thereafter	25,721

$126,563

Rental expense, net of railcar mileage credits, was approximately $39,432, $32,461 and $27,691 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. During 2006 and 2005, one customer accounted for 11.1% and 11.5% of net sales in the Olefins segment. No single customer accounted for more than 10% of sales in the Olefins segment in 2007.

The Company’s Vinyls segment manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and door profiles and fence. The Company’s main manufacturing complex is located in Calvert City, Kentucky. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, the Company owns a 59% interest in a PVC joint venture in China.

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eleven regional plants. Much of the remainder of the VCM production is sold to a third party pursuant to a multi-year agreement. During 2007, two customers in the Company’s Vinyls segment accounted for 27.6% of segment net sales, one accounting for 16.4% and one accounting for 11.2%. In 2006, two customers accounted for 26.4% of Vinyls segment sales, one accounting for 13.4% and one accounting for 13.0%. During 2005, one customer accounted for 16.3% of sales in the Vinyls segment.

The accounting policies of the individual segments are the same as those described in Note 1.

	2007	2006	2005
Net external sales
Olefins
Polyethylene	$1,545,639	$783,968	$697,662
Ethylene, styrene and other	629,414	585,612	652,380

Total olefins	2,175,053	1,369,580	1,350,042

Vinyls
Fabricated finished products	$497,610	$596,461	$587,547
VCM, PVC, and other	519,515	518,325	503,516

Total vinyls	1,017,125	1,114,786	1,091,063

	$3,192,178	$2,484,366	$2,441,105

Intersegment sales
Olefins	$83,091	$131,277	$116,822
Vinyls	1,152	1,077	1,173

	$84,243	$132,354	$117,995

Income (loss) from operations
Olefins	$152,563	$160,875	$195,670
Vinyls	29,991	157,918	179,407
Corporate and other	(7,833)	(5,542)	(8,044)

	$174,721	$313,251	$367,033

Depreciation and amortization
Olefins	$67,948	$51,741	$46,844
Vinyls	35,419	34,391	34,343
Corporate and other	147	130	54

	$103,514	$86,262	$81,241

Other income (expense), net
Olefins	$155	$(12)	$(1,933)
Vinyls	234	216	301
Corporate and other	2,269	11,466	4,290

	2,658	11,670	2,658
Debt retirement cost	—	(25,853)	(646)

	$2,658	$(14,183)	$2,012

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	2007	2006	2005
Capital expenditures
Olefins	$75,248	$92,360	$40,865
Vinyls	55,253	41,028	42,741
Corporate and other	5,224	2,870	2,154

	$135,725	$136,258	$85,760

Total assets
Olefins	$1,612,146	$1,390,513
Vinyls	664,745	578,507
Corporate and other	292,444	113,078

	2,569,335	2,082,098

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	2007	2006	2005
Income from operations for reportable segments	$174,721	$313,251	$367,033
Interest expense	(18,422)	(16,519)	(23,717)
Debt retirement cost	—	(25,853)	(646)
Other income, net	2,658	11,670	2,658

Income before taxes	$158,957	$282,549	$345,328

Geographic Information

	2007	2006	2005
Sales to external customers(a)
United States	$2,816,744	$2,219,164	$2,068,500
Foreign
Canada	290,654	230,567	324,053
Singapore	25,314	19,804	8,610
Other	59,466	14,831	39,942

	$3,192,178	$2,484,366	$2,441,105

Long-lived assets
United States	1,113,365	$1,065,965	$850,280
Foreign	12,847	10,938	12,952

	$1,126,212	$1,076,903	$863,232

(a)	Revenues are attributed to countries based on location of customer.

18. Subsequent Event

On February 15, 2008 the Company’s board of directors declared a quarterly dividend of $0.05 per share of common stock payable on March 17, 2008 to holders of record on February 29, 2008 aggregating approximately $3,274.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

19. Guarantor Disclosures

The Company’s payment obligations under the senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$16,173	$96	$8,645	$—	$24,914
Accounts receivable, net	183,723	492,974	(2,307)	(166,927)	507,463
Inventories, net	—	515,465	12,406	—	527,871
Prepaid expenses and other current assets	10	13,867	355	—	14,232
Deferred income taxes	17,344	—	361	—	17,705

Total current assets	217,250	1,022,402	19,460	(166,927)	1,092,185
Property, plant and equipment, net	—	1,113,365	12,847	—	1,126,212
Equity investment	1,671,979	23,250	29,486	(1,695,229)	29,486
Restricted cash	199,450	—	—	—	199,450
Other assets, net	43,053	109,302	5,677	(36,030)	122,002

Total assets	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

Current liabilities
Accounts payable	$29,319	$284,658	$974	$—	$314,951
Accrued liabilities	16,654	108,702	1,055	(100)	126,311

Total current liabilities	45,973	393,360	2,029	(100)	441,262
Long-term debt	500,525	213,647	102	(202,860)	511,414
Deferred income taxes	286,603	—	1,362	—	287,965
Other liabilities	11,961	30,063	—	—	42,024
Stockholders’ equity	1,286,670	1,631,249	63,977	(1,695,226)	1,286,670

Total liabilities and stockholders’ equity	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$46,670	$91	$5,885	$—	$52,646
Accounts receivable, net	65,041	287,327	6,510	(49,975)	308,903
Inventories, net	—	445,516	10,760	—	456,276
Prepaid expenses and other current assets	10	16,054	22	—	16,086
Deferred income taxes	15,463	—	413	—	15,876

Total current assets	127,184	748,988	23,590	(49,975)	849,787
Property, plant and equipment, net	—	1,065,965	10,938	—	1,076,903
Equity investment	1,515,188	15,300	26,382	(1,530,488)	26,382
Other assets, net	41,870	117,529	5,657	(36,030)	129,026

Total assets	$1,684,242	$1,947,782	$66,567	$(1,616,493)	$2,082,098

Current liabilities
Accounts payable	$26,811	$206,239	$5,864	$—	$238,914
Accrued liabilities	(10,059)	91,481	1,587	(11)	82,998

Total current liabilities	16,752	297,720	7,451	(11)	321,912
Long-term debt	249,267	88,953	7,932	(85,996)	260,156
Deferred income taxes	232,797	47,537	1,494	—	281,828
Other liabilities	11,885	32,776	—	—	44,661
Stockholders’ equity	1,173,541	1,480,796	49,690	(1,530,486)	1,173,541

Total liabilities and stockholders’ equity	$1,684,242	$1,947,782	$66,567	$(1,616,493)	$2,082,098

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,153,061	$47,435	$(8,318)	$3,192,178
Cost of sales	—	2,882,695	46,401	(8,318)	2,920,778

	—	270,366	1,034	—	271,400
Selling, general and administrative expenses	1,534	92,257	2,888	—	96,679

Income (loss) from operations	(1,534)	178,109	(1,854)	—	174,721
Interest expense	733	(19,155)	—	—	(18,422)
Other income (expense), net	115,074	(1,555)	3,578	(114,439)	2,658

Income (loss) before income taxes	114,273	157,399	1,724	(114,439)	158,957
Provision for (benefit from) income taxes	(456)	45,377	(693)	—	44,228

Net income (loss)	$114,729	$112,022	$2,417	$(114,439)	$114,729

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,445,236	$49,557	$(10,427)	$2,484,366
Cost of sales	—	2,054,820	43,490	(10,427)	2,087,883

	—	390,416	6,067	—	396,483
Selling, general and administrative expenses	1,648	77,995	3,589	—	83,232

Income (loss) from operations	(1,648)	312,421	2,478	—	313,251
Interest expense	(3,123)	(13,396)	—	—	(16,519)
Other income (expense), net	139,589	356	2,551	(156,679)	(14,183)

Income (loss) before income taxes	134,818	299,381	5,029	(156,679)	282,549
Provision for (benefit from) income taxes	(59,741)	146,887	844	—	87,990

Net income (loss)	$194,559	$152,494	$4,185	$(156,679)	$194,559

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$114,729	$112,022	$2,417	$(114,439)	$114,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	760	100,416	3,098	—	104,274
Recovery of doubtful accounts	—	127	293	—	420
Stock-based compensation expense	—	2,772	101	—	2,873
Loss from disposition of fixed assets	—	724	—	—	724
Deferred income taxes	5,574	—	(288)	—	5,286
Equity in income of joint venture	—	—	(2,796)	—	(2,796)
Net changes in working capital and other	(77,657)	(202,871)	2,745	114,439	(163,344)

Net cash provided by operating activities	43,406	13,190	5,570	—	62,166
Cash flows from investing activities
Additions to property, plant and equipment	—	(133,203)	(2,522)	—	(135,725)
Additions to equity investments	—	—	(308)	—	(308)
Acquisition of business	8,043	—	—	—	8,043
Settlements of derivative instruments	—	2,995	—	—	2,995
Proceeds from deposition of assets	—	190	—	—	190

Net cash provided by (used for) investing activities	8,043	(130,018)	(2,830)	—	(124,805)
Cash flows from financing activities
Intercompany financing	(116,853)	116,833	20	—	—
Proceeds from exercise of stock options	328	—	—	—	328
Dividends paid	(11,778)	—	—	—	(11,778)
Proceeds from borrowings	326,584	—	—	—	326,584
Repayments of borrowings	(325,407)	—	—	—	(325,407)
Utilization of restricted cash	48,124	—	—	—	48,124
Capitalized debt issuance costs	(2,944)	—	—	—	(2,944)

Net cash provided by (used for) financing activities	(81,946)	116,833	20	—	34,907
Net (decrease) increase in cash and cash equivalents	(30,497)	5	2,760	—	(27,732)
Cash and cash equivalents at beginning of the year	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of the year	$16,173	$96	$8,645	$—	$24,914

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$194,559	$152,494	$4,185	$(156,679)	$194,559
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	850	83,085	3,177	—	87,112
Recovery of doubtful accounts	—	1,287	—	—	1,287
Loss from disposition of fixed assets	—	2,848	—	—	2,848
Write off of debt issuance cost	—	3,623	—	—	3,623
Deferred income taxes	13,415	—	437	—	13,852
Equity in income of joint venture	—	—	(1,766)	—	(1,766)
Net changes in working capital and other	(135,078)	(83,921)	(2,011)	156,679	(64,331)

Net cash provided by operating activities	73,746	159,416	4,022	—	237,184
Cash flows from investing activities
Additions to property, plant and equipment	—	(133,878)	(2,380)	—	(136,258)
Additions to equity investments	—	—	(4,574)	—	(4,574)
Acquisition of business	(235,674)	—	—	—	(235,674)
Purchases of short-term investments	(216,510)	—	—	—	(216,510)
Sales and maturities of short-term investments	216,510	—	—	—	216,510
Settlements of derivative instruments	—	(28,052)	—	—	(28,052)
Proceeds from deposition of assets	—	222	—	—	222

Net cash used for investing activities	(235,674)	(161,708)	(6,954)	—	(404,336)
Cash flows from financing activities
Intercompany financing	(5,262)	2,232	3,030	—	—
Proceeds from exercise of stock options	1,849	—	—	—	1,849
Dividends paid	(8,802)	—	—	—	(8,802)
Proceeds from borrowings	249,185	—	—	—	249,185
Repayments of borrowings	(256,000)	—	—	—	(256,000)
Capitalized debt issuance costs	(4,329)	—	—	—	(4,329)

Net cash used for financing activities	(23,359)	2,232	3,030	—	(18,097)
Net increase in cash and cash equivalents	(185,287)	(60)	98	—	(185,249)
Cash and cash equivalents at beginning of the year	231,957	151	5,787	—	237,895

Cash and cash equivalents at end of the year	$46,670	$91	$5,885	$—	$52,646

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

20. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007 (2)
Net sales	$718,802	$782,664	$840,160	$850,552
Gross profit	57,889	84,431	86,060	43,020
Income from operations	32,666	62,279	59,755	20,021
Net income	19,672	37,890	38,341	18,826
Basic and diluted earnings per common share(1)	$0.30	$0.58	$0.59	$0.29

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006(2)
Net sales	$618,779	$669,267	$672,417	$523,903
Gross profit	131,058	125,212	109,176	31,037
Income from operations	110,879	106,853	87,011	8,508
Net income	51,337	67,169	61,656	14,397
Basic and diluted earnings per common share(1)	$0.79	$1.03	$0.95	$0.22

(1)	EPS for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted-average shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

(2)	See the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the 2007 and 2006 results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2007 with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 43 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2007, as stated in their report that appears on page 44 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation.

On February 14, 2008, the Compensation Committee of the Board of Directors of Westlake set 2008 base salaries and bonus targets for certain executive officers of the Company (and determined the amount of 2007 bonuses payable in 2008 to such executive officers). Exhibit 10.24 to this Annual Report on Form 10-K, which is incorporated herein by reference, sets forth the 2008 base salary and target bonus amounts (and the 2007 bonuses payable) to such executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Item 14.	Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2007.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense(2)	Additions/ (Deductions)(1)	Balance at End of Year
2007	$3,287	$420	$(161)	$3,546
2006	3,460	1,287	(1,460)	3,287
2005	6,106	(2,307)	(339)	3,460

(1)	Accounts receivable written off during the period.

(2)	The credit to expense in 2005 relates primarily to the July 5, 2005 settlement agreement with Goodrich (see Note 16 to the consolidated financial statements).

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(1)	Balance at End of Year
2007	$7,940	$177	$(216)	$7,901
2006	8,110	43	(213)	7,940
2005	8,507	377	(774)	8,110

(1)	Inventory written off during the period.

(a)(3) Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6†	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes.

4.7†	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes.

10.1	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility (incorporated by reference to Westlake’s Registration Statement on
Form S-4, filed on November 21, 2003).

10.2	First Amendment to Revolving Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on
Form 10-Q, filed on November 12, 2004).

10.3	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

Exhibit No.	Exhibit

10.4	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 19, 2004).

10.5	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.6	Fifth Amendment to Revolving Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2005, filed on February 23, 2006).

10.7	Sixth Amendment to Revolving Credit Agreement dated as of March 24, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on May 5, 2006).

10.8	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-4/A, filed on November 21, 2003).

10.9	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.10	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.11+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.12+	Agreement with Warren Wilder dated December 10, 1999 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.13+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.14+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.15+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.16+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.17	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.18+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.19+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.20+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.21+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.22+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.23+	Schedule of Cash Compensation for Non-Employee Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 23, 2007).

10.24†+	Executive Officer Compensation Schedule.

10.25+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.26+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.27+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.28+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.29+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.30+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.31+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.32+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.33+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.34	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 20, 2008	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2008

/s/ M. STEVEN BENDER M. Steven Bender	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2008

/s/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2008

/s/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 20, 2008

/s/ ALBERT CHAO Albert Chao	Director	February 20, 2008

/s/ E. WILLIAM BARNETT E. William Barnett	Director	February 20, 2008

/s/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 20, 2008

/s/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 20, 2008

/s/ MAX L. LUKENS Max L. Lukens	Director	February 20, 2008

/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 20, 2008

Exhibit Index

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6†	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes.

4.7†	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes.

10.1	Credit Agreement dated as of July 31, 2003 (the “Revolving Credit Agreement”) by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, Westlake and certain of its domestic subsidiaries, as borrowers relating to a $200 million senior secured revolving credit facility (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on November 21, 2003).

10.2	First Amendment to Revolving Credit Agreement, dated September 30, 2004, by and among Westlake, as borrower, certain of its subsidiaries, as guarantors, Bank of America, N.A., as agent and the lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.3	Second Amendment and Waiver, dated February 24, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

Exhibit No.	Exhibit

10.4	Third Amendment and Waiver, dated June 22, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 19, 2004).

10.5	Fourth Amendment, dated November 30, 2004, to Revolving Credit Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.6	Fifth Amendment to Revolving Credit Agreement dated as of January 6, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2005, filed on February 23, 2006).

10.7	Sixth Amendment to Revolving Credit Agreement dated as of March 24, 2006 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on May 5, 2006).

10.8	Amendment, Assignment and Acceptance Agreement dated as of September 22, 2003 among Bank of America, N.A., the financial institutions party thereto, Westlake and certain of its domestic subsidiaries, amending the Revolving Credit Agreement (incorporated by reference to Westlake’s Registration Statement on Form S-4/A, filed on November 21, 2003).

10.9	Joinder Agreement by Westlake Technology Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.10	Joinder Agreement by Westlake International Corporation and Bank of America dated August 31, 2004 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q, filed on November 12, 2004).

10.11+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.12+	Agreement with Warren Wilder dated December 10, 1999 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.13+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.14+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.15+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.16+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.17	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.18+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.19+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.20+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

Exhibit No.	Exhibit

10.21+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.22+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).
10.23+	Schedule of Cash Compensation for Non-Employee Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 23, 2007).
10.24†+	Executive Officer Compensation Schedule.
10.25+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).
10.26+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.27+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.28+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.29+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.30+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.31+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.32+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.33+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.34	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.