Form 10-Q
period 2008-03-31
WESTLAKE CHEMICAL CORP
filed 2008-05-02
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of April 28, 2008, was 65,634,104.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$7,846	$24,914
Accounts receivable, net	464,383	507,463
Inventories, net	532,051	527,871
Prepaid expenses and other current assets	10,988	14,232
Deferred income taxes	17,691	17,705

Total current assets	1,032,959	1,092,185
Property, plant and equipment, net	1,143,224	1,126,212
Equity investment	30,554	29,486
Restricted cash	186,673	199,450
Other assets, net	132,912	122,002

Total assets	$2,526,322	$2,569,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$260,058	$314,951
Accrued liabilities	90,653	126,311

Total current liabilities	350,711	441,262
Long-term debt	554,807	511,414
Deferred income taxes	289,194	287,965
Other liabilities	42,731	42,024

Total liabilities	1,237,443	1,282,665
Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,634,603 and 65,487,119 shares issued and outstanding in 2008 and 2007, respectively	655	655
Additional paid-in capital	432,143	431,197
Retained earnings	859,978	857,872
Accumulated other comprehensive income
Benefits liability, net of tax	(9,014)	(9,234)
Cumulative translation adjustment	5,117	6,180

Total stockholders’ equity	1,288,879	1,286,670

Total liabilities and stockholders’ equity	$2,526,322	$2,569,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands of dollars, except per share data and share amounts)
Net sales	$915,061	$718,802
Cost of sales	878,357	660,913

Gross profit	36,704	57,889
Selling, general and administrative expenses	22,845	25,223

Income from operations	13,859	32,666
Interest expense	(8,528)	(3,593)
Other income, net	2,408	991

Income before income taxes	7,739	30,064
Provision for income taxes	2,352	10,392

Net income	$5,387	$19,672

Basic and diluted earnings per share	$0.08	$0.30

Weighted average shares outstanding:
Basic	65,259,558	65,217,996
Diluted	65,288,890	65,324,517

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands of dollars)
Cash flows from operating activities
Net income	$5,387	$19,672
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	26,001	24,355
Provision for (recovery of) bad debts	84	(412)
Amortization of debt issue costs	219	189
Stock-based compensation expense	947	524
Loss from disposition of fixed assets	2,385	39
Deferred income taxes	1,163	3,776
Equity in income of joint venture	(1,068)	(658)
Changes in operating assets and liabilities
Accounts receivable	42,790	(115,992)
Inventories	(4,180)	38,625
Prepaid expenses and other current assets	3,244	5,630
Accounts payable	(54,893)	(17,048)
Accrued liabilities	(35,658)	3,092
Other, net	(14,675)	(4,206)

Net cash used for operating activities	(28,254)	(42,414)

Cash flows from investing activities
Additions to property, plant and equipment	(42,984)	(18,873)
Proceeds from disposition of assets	214	—
Settlements of derivative instruments	319	3,815

Net cash used for investing activities	(42,451)	(15,058)

Cash flows from financing activities
Proceeds from the exercise of stock options	—	62
Dividends paid	(3,282)	(2,611)
Proceeds from borrowings	300,800	136,075
Repayment of borrowings	(257,427)	(115,375)
Utilization of restricted cash	13,546	—

Net cash provided by financing activities	53,637	18,151

Net decrease in cash and cash equivalents	(17,068)	(39,321)
Cash and cash equivalents at beginning of period	24,914	52,646

Cash and cash equivalents at end of period	$7,846	$13,325

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 20, 2008. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and the changes in its cash position for the three months ended March 31, 2008 and 2007.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2008 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January, 1, 2008, except as noted below, and it did not have a material impact on its financial position and results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for fiscal years beginning after January 15, 2008, and the Company will comply with any necessary disclosure requirements beginning with the 2009 interim financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2008	December 31, 2007
Accounts receivable — trade	$441,337	$498,073
Accounts receivable — affiliates	1,413	1,365
Allowance for doubtful accounts	(3,614)	(3,546)

	439,136	495,892
Accounts receivable — other	25,247	11,571

Accounts receivable, net	$464,383	$507,463

3. Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished products	$359,588	$332,882
Feedstock, additives and chemicals	142,187	164,832
Materials and supplies	38,828	38,058

	540,603	535,772
Allowance for inventory obsolescence	(8,552)	(7,901)

Inventories, net	$532,051	$527,871

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $21,954 and $19,136 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2008, the Company retired approximately $2,385 of equipment taken out of service.

5. Other Assets

Amortization expense on other assets of $4,266 and $5,408 is included in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.

6. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $947 and $524 for the three months ended March 31, 2008 and 2007, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Option activity and changes during the three months ended March 31, 2008 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	677,243	$26.43
Granted	239,891	19.29
Exercised	—	—
Cancelled	(138)	36.10

Outstanding at March 31, 2008	916,996	$24.56	8.4	$430

Exercisable at March 31, 2008	283,140	$19.61	6.8	$430

For options outstanding at March 31, 2008, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50 - $19.29	435,294	8.3
$25.42 - $36.10	481,702	8.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 was $57. There were no options exercised during the three months ended March 31, 2008.

As of March 31, 2008, $7,702 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.8 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the first three months of 2008 and 2007. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2008	2007
Weighted average fair value	$7.40	$14.23
Risk-free interest rate	5.0%	4.5%
Expected life in years	6	6-10
Expected volatility	34.7%	33.2%
Expected dividend yield	1.0%	0.5%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	228,761	$31.45
Granted	147,767	19.29
Vested	(6,423)	36.10
Forfeited	(285)	31.61

Non-vested at March 31, 2008	369,820	$26.54

As of March 31, 2008, there was $7,324 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares of restricted stock that vested during the three months ended March 31, 2008 and 2007 was $89 and $181, respectively.

7. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net gain of $134 in connection with trading activity for the three months ended March 31, 2008 compared to a net gain of $728 for the three months ended March 31, 2007. Of the 2008 net gain, $492 related to derivative gains, partially offset by $358 in losses related to sales of related physical feedstock positions. All of the 2007 period net gain related to derivative gains. Gains and losses in connection with trading activity are included in cost of sales. The fair value of risk management liability balances of $6,673 and $6,415 were included in current liabilities in the Company’s consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively. Under SFAS 157, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of the trading liabilities by fair value measurement level at March 31, 2008:

	Level 1	Level 2	Total
Risk management liabilities	$5,798	$875	$6,673

8. Plant Closure

The Company decided to permanently close the Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada. Asset impairments, severance and other costs recorded in the first quarter of 2008, related to this closure, were approximately $2,522.

9. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007. There was no material change to the total gross unrecognized tax benefits for the three months ended March 31, 2008. Management anticipates reductions to the total amount of unrecognized tax benefits of $2,741 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had approximately $3,289 of accrued interest and penalties related to uncertain tax positions. The Company has increased the accrued interest and penalties by approximately $394 during the three months ended March 31, 2008.

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

The effective income tax rate was 30.4% in the first quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, tax exempt interest income and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 34.6% for the first quarter of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

10. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Weighted average common shares—basic	65,260	65,218
Plus incremental shares from:
Assumed exercise of options	26	92
Assumed vesting of restricted stock	3	15

Weighted average common shares—diluted	65,289	65,325

11. Pension and Post-Retirement Benefit Costs

Components of Net Periodic Costs are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2008	2007	2008	2007
Service cost	$246	$260	$24	$78
Interest cost	593	557	275	146
Expected return on plan assets	(615)	(599)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	80	80	53	67
Amortization of net loss	135	132	42	104

Net periodic benefit cost	$439	$430	$422	$423

In the first quarters of 2008 and 2007, the Company made no contributions to the Salaried and Wage pension plans and has no current plan to contribute any additional funds to the plans during the fiscal year ending December 31, 2008.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex.

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred to provide the environmental remediation services were $2,912 in 2007.

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

All of these administrative proceedings have been consolidated. A hearing date has been scheduled for May 23, 2008.

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. On March 30, 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. Although the Company’s motion for partial summary judgment was denied on March 30, 2007, the Company’s claim for indemnification of its costs incurred in connection with Pond 4 is still before the court.

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

EPA Audit of Ethylene Units in Lake Charles. During 2007, the U.S. Environmental Protection Agency, or EPA, conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. By letter dated January 31, 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The DOJ informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The Company’s representatives met with the EPA on February 14, 2008 to conduct initial settlement discussions. While the Company can offer no assurance as to an outcome, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

	Three Months Ended March 31,
	2008	2007
Net sales to external customers
Olefins
Polyethylene	$444,163	$343,531
Ethylene, styrene and other	216,658	140,695

Total olefins	660,821	484,226
Vinyls
Fabricated finished products	91,606	127,727
VCM, PVC and other	162,634	106,849

Total vinyls	254,240	234,576

	$915,061	$718,802

Intersegment sales
Olefins	$16,766	$11,101
Vinyls	381	240

	$17,147	$11,341

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Income (loss) from operations
Olefins	$20,152	$27,219
Vinyls	(3,085)	7,792
Corporate and other	(3,208)	(2,345)

	$13,859	$32,666

Depreciation and amortization
Olefins	$17,661	$15,656
Vinyls	8,298	8,661
Corporate and other	42	38

	$26,001	$24,355

Other income, net
Olefins	$16	$52
Vinyls	100	62
Corporate and other	2,292	877

	$2,408	$991

Capital expenditures
Olefins	$15,468	$10,492
Vinyls	26,762	7,624
Corporate and other	754	757

	$42,984	$18,873

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended March 31,
	2008	2007
Income from operations	$13,859	$32,666
Interest expense	(8,528)	(3,593)
Other income, net	2,408	991

Income before taxes	$7,739	$30,064

	March 31, 2008	December 31, 2007
Total Assets
Olefins	$1,588,016	$1,612,146
Vinyls	679,607	664,745
Corporate and other	258,699	292,444

	$2,526,322	$2,569,335

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

14. Comprehensive Income Information

	Three Months Ended March 31,
	2008	2007
Net income	$5,387	$19,672
Other comprehensive income:
Amortization of benefits liability, net of tax	220	—
Change in cumulative translation adjustment	(1,063)	304

Comprehensive income	$4,544	$19,976

15. Long-Term Debt

Long-term indebtedness consists of the following:

	March 31, 2008	December 31, 2007
6 5/8% senior notes due 2016	$249,368	$249,348
Revolving line of credit	44,550	1,177
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds	10,889	10,889

Long-term debt	$554,807	$511,414

As of March 31, 2008, the Company had borrowings under the revolving credit facility that bore interest at either LIBOR plus 1.50% or the prime rate. The revolving credit facility also requires an unused commitment fee of 0.30%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

16. Guarantor Disclosures

The Company’s payment obligations under its 6 5/8% senior notes and 6 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes or the 6 3/4% senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the parent company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of March 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$1,094	$99	$6,653	$—	$7,846
Accounts receivable, net	243,211	431,238	4,110	(214,176)	464,383
Inventories, net	—	519,730	12,321	—	532,051
Prepaid expenses and other current assets	430	10,228	330	—	10,988
Deferred income taxes	17,344	—	347	—	17,691

Total current assets	262,079	961,295	23,761	(214,176)	1,032,959
Property, plant and equipment, net	—	1,131,443	11,781	—	1,143,224
Equity investment	1,683,514	23,250	30,554	(1,706,764)	30,554
Restricted cash	186,673	—	—	—	186,673
Other assets, net	42,854	120,215	5,875	(36,032)	132,912

Total assets	$2,175,120	$2,236,203	$71,971	$(1,956,972)	$2,526,322

Current liabilities
Accounts payable	$27,931	$231,245	$882	$—	$260,058
Accrued liabilities	14,222	74,979	1,661	(209)	90,653

Total current liabilities	42,153	306,224	2,543	(209)	350,711
Long-term debt	543,918	256,711	4,180	(250,002)	554,807
Deferred income taxes	287,885	—	1,309	—	289,194
Other liabilities	12,285	30,446	—	—	42,731
Stockholders’ equity	1,288,879	1,642,822	63,939	(1,706,761)	1,288,879

Total liabilities and stockholders’ equity	$2,175,120	$2,236,203	$71,971	$(1,956,972)	$2,526,322

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$16,173	$96	$8,645	$—	$24,914
Accounts receivable, net	183,723	492,974	(2,307)	(166,927)	507,463
Inventories, net	—	515,465	12,406	—	527,871
Prepaid expenses and other current assets	10	13,867	355	—	14,232
Deferred income taxes	17,344	—	361	—	17,705

Total current assets	217,250	1,022,402	19,460	(166,927)	1,092,185
Property, plant and equipment, net	—	1,113,365	12,847	—	1,126,212
Equity investment	1,671,979	23,250	29,486	(1,695,229)	29,486
Restricted cash	199,450	—	—	—	199,450
Other assets, net	43,053	109,302	5,677	(36,030)	122,002

Total assets	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

Current liabilities
Accounts payable	$29,319	$284,658	$974	$—	$314,951
Accrued liabilities	16,654	108,702	1,055	(100)	126,311

Total current liabilities	45,973	393,360	2,029	(100)	441,262
Long-term debt	500,525	213,647	102	(202,860)	511,414
Deferred income taxes	286,603	—	1,362	—	287,965
Other liabilities	11,961	30,063	—	—	42,024
Stockholders’ equity	1,286,670	1,631,249	63,977	(1,695,226)	1,286,670

Total liabilities and stockholders’ equity	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$907,504	$9,589	$(2,032)	$915,061
Cost of sales	—	871,574	8,815	(2,032)	878,357

Gross profit	—	35,930	774	—	36,704
Selling, general and administrative expenses	780	21,084	981	—	22,845

Income (loss) from operations	(780)	14,846	(207)	—	13,859
Interest expense	(5,037)	(3,423)	(68)	—	(8,528)
Other income (expense), net	10,708	140	1,240	(9,680)	2,408

Income (loss) before income taxes	4,891	11,563	965	(9,680)	7,739
Provision for (benefit from) income taxes	(496)	2,783	65	—	2,352

Net income (loss)	$5,387	$8,780	$900	$(9,680)	$5,387

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$710,839	$10,126	$(2,163)	$718,802
Cost of sales	—	653,829	9,247	(2,163)	660,913

Gross profit	—	57,010	879	—	57,889
Selling, general and administrative expenses	294	23,708	1,221	—	25,223

Income (loss) from operations	(294)	33,302	(342)	—	32,666
Interest expense	573	(4,166)	—	—	(3,593)
Other income (expense), net	18,734	287	827	(18,857)	991

Income (loss) before income taxes	19,013	29,423	485	(18,857)	30,064
Provision for (benefit from) income taxes	(659)	10,937	114	—	10,392

Net income (loss)	$19,672	$18,486	$371	$(18,857)	$19,672

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$5,387	$8,780	$900	$(9,680)	$5,387

Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	219	25,225	776	—	26,220
(Recovery of) provision for bad debts	—	182	(98)	—	84
Stock-based compensation expense	—	914	33	—	947
Gain from disposition of fixed assets	—	2,385	—	—	2,385
Deferred tax expense	1,164	—	(1)	—	1,163
Equity in income of joint venture	—	—	(1,068)	—	(1,068)
Net changes in working capital and other	(28,198)	(42,466)	(2,388)	9,680	(63,372)

Net cash used for operating activities	(21,428)	(4,980)	(1,846)	—	(28,254)

Cash flows from investing activities
Additions to property, plant and equipment	—	(42,733)	(251)	—	(42,984)
Settlements of futures contracts	—	319	—	—	319
Proceeds from disposition of assets	—	214	—	—	214

Net cash used for investing activities	—	(42,200)	(251)	—	(42,451)

Cash flows from financing activities
Intercompany financing	(47,288)	47,183	105	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid	(3,282)	—	—	—	(3,282)
Proceeds from borrowings	300,800	—	—	—	300,800
Repayments of borrowings	(257,427)	—	—	—	(257,427)
Utilization of restricted cash	13,546	—	—	—	13,546

Net cash (used for) provided by financing activities	6,349	47,183	105	—	53,637
Net (decrease) increase in cash and cash equivalents	(15,079)	3	(1,992)	—	(17,068)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$1,094	$99	$6,653	$—	$7,846

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$19,672	$18,486	$371	$(18,857)	$19,672

Adjustments to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	189	23,660	695	—	24,544
(Recovery of) provision for bad debts	—	(455)	43	—	(412)
Gain from disposition of fixed assets	—	39	—	—	39
Deferred tax expense	3,776	—	—	—	3,776
Equity in income of joint venture	—	—	(658)	—	(658)
Net changes in working capital and other	(35,570)	(68,793)	(3,869)	18,857	(89,375)

Net cash used for operating activities	(11,933)	(27,063)	(3,418)	—	(42,414)

Cash flows from investing activities
Additions to property, plant and equipment	—	(18,485)	(388)	—	(18,873)
Settlements of futures contracts	—	3,815	—	—	3,815

Net cash used for investing activities	—	(14,670)	(388)	—	(15,058)

Cash flows from financing activities
Intercompany financing	(41,746)	41,730	16	—	—
Proceeds from exercise of stock options	62	—	—	—	62
Dividends paid	(2,611)	—	—	—	(2,611)
Proceeds from borrowings	136,075	—	—	—	136,075
Repayments of borrowings	(115,375)	—	—	—	(115,375)
Capitalized debt costs	—	—	—	—	—

Net cash (used for) provided by financing activities	(23,595)	41,730	16	—	18,151
Net decrease in cash and cash equivalents	(35,528)	(3)	(3,790)	—	(39,321)
Cash and cash equivalents at beginning of period	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of period	$11,142	$88	$2,095	$—	$13,325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Recent Developments

We performed a major turnaround of our styrene plant in Lake Charles during the first quarter of 2008 that was completed in April 2008. The unit was shut down for a total of 48 days (45 days during the first quarter of 2008) to perform a major maintenance turnaround and revamp project designed to increase energy efficiency and minimally increase capacity. During a turnaround, production at the unit is suspended while work on the unit is performed, but sales continue during the turnaround period. Maintenance costs of approximately $17.5 million in connection with the turnaround are being capitalized.

We announced in March 2008 that we will open a new PVC pipe plant in Yucca, Arizona to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant is expected to begin full operations by the first quarter of 2009 and have the capacity to produce approximately 120 million pounds of PVC pipe annually in its initial phase.

In October 2007, we announced that we intend to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs, bringing our total capacity to 275,000 ECUs per year. The expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in the first quarter of 2009. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to be completed in the first half of 2009. The expansion is expected to consume VCM that is currently being sold on the merchant market and will enhance the integration of the vinyls product chain. We have also started construction of a new large diameter PVC pipe facility at the complex with a capacity of approximately 50 million pounds per year of large diameter pipe. We expect this project will be completed in the second half of 2008. Along with the PVC pipe expansion in Yucca, our annual PVC pipe capacity will increase to approximately 985 million pounds when both projects are completed.

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

Results of Operations

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$444,163	$343,531
Ethylene, styrene and other	216,658	140,695

Total olefins	660,821	484,226

Vinyls
Fabricated finished products	91,606	127,727
VCM, PVC, and other	162,634	106,849

Total vinyls	254,240	234,576

Total	$915,061	$718,802

Income (loss) from operations
Olefins	20,152	27,219
Vinyls	(3,085)	7,792
Corporate and other	(3,208)	(2,345)

Total income from operations	13,859	32,666
Interest expense	(8,528)	(3,593)
Other income, net	2,408	991
Provision for income taxes	(2,352)	(10,392)

Net income	$5,387	$19,672

Diluted earnings per share	$0.08	$0.30

	Three Months Ended March 31, 2008
	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	+37.1%	-0.6%
Vinyls(2)	+14.5%	-6.1%
Company average	+29.7%	-2.4%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended March 31,
	2008	2007
Average industry prices (1)
Ethane (cents/lb)	34.1	19.9
Propane (cents/lb)	34.8	22.9
Ethylene (cents/lb) (2)	60.5	40.0
Polyethylene (cents/lb) (3)	88.0	67.0
Styrene (cents/lb) (4)	72.5	64.8
Caustic ($/short ton) (5)	554.2	360.0
Chlorine ($/short ton) (6)	300.0	297.5
PVC (cents/lb) (7)	54.3	53.3

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene film over the period as reported by CMAI.
(4)	Represents average North American spot prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI. In the first quarter of 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices.

Summary

For the three months ended March 31, 2008, net income was $5.4 million, or $0.08 per diluted share, on net sales of $915.1 million. This represents a decrease in net income of $14.3 million, or $0.22 per diluted share, from the three months ended March 31, 2007 net income of $19.7 million, or $0.30 per diluted share, on net sales of $718.8 million. Income from operations was $13.9 million for the first quarter of 2008 as compared to $32.7 million for the first quarter of 2007. Sales for the three months ended March 31, 2008 increased $196.3 million over the first three months of 2007 due to higher sales prices for all the major olefins and vinyls products. The first quarter of 2008 income from operations was negatively impacted by a number of factors, including lower margins due to high raw material costs, higher natural gas and electricity costs, continued weakness in the residential construction market and poor weather. Raw material costs for the first quarter of 2008 were significantly higher than raw material costs in the first quarter of 2007. In the first quarter of 2008, we decided to close our Pawling, New York window and door component manufacturing facility. The costs related to the closure of the manufacturing facility, and the turnaround of our styrene facility in Lake Charles for 45 days during the quarter, also negatively impacted income from operations in the first quarter of 2008.

RESULTS OF OPERATIONS

First Quarter 2008 Compared with First Quarter 2007

Net Sales. Net sales increased by $196.3 million to $915.1 million in the first quarter of 2008 from $718.8 million in the first quarter of 2007. This increase was primarily due to higher sales prices for most of our major products. Average sales prices for the first quarter of 2008 increased by 29.7% as compared to the first quarter of 2007.

Gross Margin. Gross margin percentage decreased to 4.0% in the first quarter of 2008 from 8.1% in the first quarter of 2007. This decrease was primarily due to the increase in raw material costs that outpaced the sales price increases for most of our major products. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 71.4% for ethane and 52.0% for propane as compared to the first quarter of 2007. In addition, natural gas and electricity costs increased significantly period to period. While we have continued to implement price increases, they have not been sufficient to offset the increased costs. The weak construction activity in the U.S. has led to margin erosion in our Vinyls segment. This, coupled with the industry capacity additions expected to come online this year and continued high feedstock costs, makes it difficult to significantly improve Vinyls margins in 2008. On the Olefins side, elevated crude oil prices and a weaker U.S. dollar continue to give the U.S. gas-based ethylene producers a cost advantage which allows us to export our polyethylene and maintain a relatively strong supply demand balance in the U.S. Global polyethylene prices have remained strong due to higher naphtha costs and strong demand. We are, however, concerned with the possibility of a recession which could impact our ability to raise prices sufficiently to offset the rise in energy and feedstock costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.4 million, or 9.5%, in the first quarter of 2008 as compared to the first quarter of 2007. The decrease was primarily due to the transition costs related to the acquisition of the Longview facilities incurred in the first quarter of 2007 and legal costs in the first quarter of 2007 associated with the Goodrich litigation, which was settled during 2007.

Interest Expense. Interest expense in the first quarter of 2008 increased by $4.9 million, to $8.5 million, from $3.6 million in the first quarter of 2007, primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6 3/4% senior notes in the fourth quarter of 2007.

Other Income, Net. Other income, net increased by $1.4 million to $2.4 million in the first quarter of 2008 from $1.0 million in the first quarter of 2007 primarily due to higher interest income associated with the restricted cash balance associated with our 6 3/4% senior notes and higher equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 30.4% in the first quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, tax exempt interest income and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 34.6% for the first quarter of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $176.6 million, or 36.5%, to $660.8 million in the first quarter of 2008 from $484.2 million in the first quarter of 2007. This increase was primarily due to higher sales prices for all major products. Average selling prices for the Olefins segment increased by 37.1% in the first quarter of 2008 as compared to the first quarter of 2007.

Income from Operations. Income from operations decreased by $7.0 million, or 25.7%, to $20.2 million in the first quarter of 2008 from $27.2 million in the first quarter of 2007. This decrease was primarily due to the increase in feedstock costs and higher natural gas and electricity costs in the first quarter of 2008. In addition, trading activity resulted in a gain in the first quarter of 2008 of $0.1 million as compared to a gain of $0.7 million in the first quarter of 2007. The turnaround of our styrene facility in Lake Charles in the first quarter of 2008 also negatively impacted income from operations.

Vinyls Segment

Net Sales. Net sales increased by $19.6 million, or 8.4%, to $254.2 million in the first quarter of 2008 from $234.6 million in the first quarter of 2007. This increase was due to higher selling prices for all of our major vinyls products. Average selling prices for the Vinyls segment increased by 14.5% in the first quarter of 2008 as compared to the first quarter of 2007. The increased sales prices were partially offset by lower sales volumes for VCM, PVC pipe and other PVC fabricated products.

Income (loss) from Operations. The segment produced a loss from operations of $3.1 million in the first quarter of 2008 as compared to income from operations of $7.8 million in the first quarter of 2007, a decline of $10.9 million. This decrease was primarily due to significantly higher feedstock costs for propane and ethylene and lower PVC pipe sales volumes. These decreases were partially offset by higher PVC resin, pipe and caustic prices in the first quarter of 2008 as compared to the prior period. Continued weakness in the construction markets and poor weather conditions, which reduced already low seasonal demand, have reduced operating rates and margins in our vinyls downstream businesses. In addition, the closure of our Pawling, New York window and door component manufacturing facility negatively impacted income from operations in the first quarter of 2008. Closure costs including severance, inventory write-downs and fixed asset impairments totaled approximately $2.5 million.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Cash Flows

Operating Activities

Operating activities used cash of $28.3 million in the first three months of 2008 compared to cash used by operating activities of $42.4 million in the first three months of 2007. The $14.1 million improvement in cash flows from operating activities was primarily due to favorable changes in working capital, partially offset by lower income from operations in 2008 and costs incurred for the turnaround at our styrene facility. Income from operations decreased by $18.8 million in the first three months of 2008 as compared to the first three months of 2007. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $48.7 million in the first three months of 2008, compared to $85.7 million of cash used in the first three months of 2007, a decrease in cash use of $37.0 million.

Investing Activities

Net cash used for investing activities during the first three months of 2008 was $42.5 million as compared to net cash used for investing activities of $15.1 million in the first three months of 2007. Capital expenditures were $43.0 million in the first three months of 2008 compared to $18.9 million in the first three months of 2007. The increase in capital expenditures in the 2008 period was largely due to expenditures related to the expansions at Calvert City. The remaining capital expenditures in the first quarters of 2008 and 2007 primarily related to maintenance, safety and environmental projects.

Financing Activities

Net cash provided by financing activities during the first three months of 2008 was $53.6 million as compared to net cash provided of $18.2 million in the first three months of 2007. The 2008 activity was primarily related to borrowing a net $43.4 million under our revolving credit facility and a $13.5 draw-down of our restricted cash for use with eligible capital expenditures, partially offset by the $3.3 million payment of cash dividends. During the first three months of 2007, we received net cash of $20.7 million from borrowings under our revolving credit facility and paid $2.6 million of cash dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As discussed previously, we are currently performing a feasibility study in connection with the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. It is expected that, if the project moves forward, we would invest some level of cash and the remainder would be financed through a project financing arrangement. We are also expanding our chlor-alkali and PVC resin units, building a large diameter PVC pipe plant at our Calvert City facility and starting up a PVC pipe facility in Yucca, Arizona. The expected aggregate cost of these chlor-alkali and PVC projects is approximately $125.0 million. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements. Should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

Cash

Cash balances (excluding restricted cash) were $7.8 million at March 31, 2008 compared to $24.9 million at December 31, 2007. In addition, we have a revolving credit facility available to supplement cash, if needed, as described under “Debt” below.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. As of March 31, 2008, any borrowings under the revolving credit facility bore interest at either LIBOR plus 1.50% or the prime rate. The revolving credit facility also requires an unused commitment fee of 0.30%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

As of March 31, 2008, our long-term debt totaled $554.8 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.7 million), $250.0 million of 6 3/4% senior notes due 2032, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and $44.6 million of borrowings under our revolving credit facility. The 6 3/4% senior notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority, a political subdivision of the State of Louisiana (the “Authority”), under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On December 13, 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and will rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of March 31, 2008, we had drawn $61.6 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

On January 13, 2006, we issued $250.0 million of 6 5/8% aggregate principal amount of senior notes due 2016. The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the notes.

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.05 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $479.1 million at March 31, 2008. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at March 31, 2008 was 3.35%.

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

None.

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

•

timing and results of the planned expansions of our chlor-alkali and PVC resin units, building of a large diameter PVC plant at our Calvert City manufacturing complex and start-up of our PVC pipe facility in Yucca, Arizona;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	the amount of unrecognized tax benefits;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the following:

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2008, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $5.4 million and a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $3.8 million. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2008, we had variable rate debt of $55.4 million outstanding. All of the debt outstanding under our credit facility and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $55.4 million as of March 31, 2008 was 5.48%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.6 million. Also, at March 31, 2008, we had $500.0 million principal amount of undiscounted fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”), filed on February 20, 2008, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 12 to the consolidated financial statements for an update of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	—	—	N/A	N/A
February 2008	—	—	N/A	N/A
March 2008	1,977	$12.56	N/A	N/A

	1,977	$12.56	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6.	Exhibits

Exhibit No.
10.1	Seventh Amendment to Revolving Credit Agreement dated as of March 21, 2008 by and among Westlake, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 2, 2008	By:	/s/ Albert Chao
Albert Chao President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2008	By:	/s/ M. Steven Bender
M. Steven Bender Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)