Form 10-Q
period 2008-06-30
WESTLAKE CHEMICAL CORP
filed 2008-08-06
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of July 31, 2008, was 65,633,774.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$22,462	$24,914
Accounts receivable, net	641,504	507,463
Inventories, net	514,462	527,871
Prepaid expenses and other current assets	21,436	14,232
Deferred income taxes	17,636	17,705

Total current assets	1,217,500	1,092,185
Property, plant and equipment, net	1,159,799	1,126,212
Equity investment	31,690	29,486
Restricted cash	146,150	199,450
Other assets, net	130,833	122,002

Total assets	$2,685,972	$2,569,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$342,911	$314,951
Accrued liabilities	122,090	126,311

Total current liabilities	465,001	441,262
Long-term debt	549,438	511,414
Deferred income taxes	297,191	287,965
Other liabilities	39,914	42,024

Total liabilities	1,351,544	1,282,665
Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,633,774 and 65,487,119 shares issued and outstanding in 2008 and 2007, respectively	656	655
Additional paid-in capital	433,272	431,197
Retained earnings	903,969	857,872
Accumulated other comprehensive income
Benefits liability, net of tax	(8,795)	(9,234)
Cumulative translation adjustment	5,326	6,180

Total stockholders’ equity	1,334,428	1,286,670

Total liabilities and stockholders’ equity	$2,685,972	$2,569,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands of dollars, except per share data)
Net sales	$1,106,449	$782,664	$2,021,510	$1,501,466
Cost of sales	1,009,989	698,233	1,888,346	1,359,146

Gross profit	96,460	84,431	133,164	142,320
Selling, general and administrative expenses	22,884	22,152	45,729	47,375

Income from operations	73,576	62,279	87,435	94,945
Interest expense	(9,287)	(4,495)	(17,815)	(8,088)
Other income (expense), net	2,199	(292)	4,607	699

Income before income taxes	66,488	57,492	74,227	87,556
Provision for income taxes	19,215	19,602	21,567	29,994

Net income	$47,273	$37,890	$52,660	$57,562

Basic and diluted earnings per share	$0.72	$0.58	$0.81	$0.88

Weighted average shares outstanding:
Basic	65,264,781	65,224,697	65,262,169	65,221,365
Diluted	65,296,743	65,324,714	65,292,816	65,324,616

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands of dollars)
Cash flows from operating activities
Net income	$52,660	$57,562
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	53,378	50,716
Provision for bad debts	381	201
Amortization of debt issue costs	438	378
Stock-based compensation expense	2,076	1,387
Loss from disposition of fixed assets	3,150	25
Deferred income taxes	9,088	14,417
Equity in income of joint venture	(2,204)	(1,520)
Changes in operating assets and liabilities
Accounts receivable	(134,628)	(92,807)
Inventories	13,409	(8,243)
Prepaid expenses and other current assets	(7,204)	1,440
Accounts payable	27,492	22,761
Accrued liabilities	(4,733)	(4,246)
Other, net	(21,350)	(7,893)

Net cash (used for) provided by operating activities	(8,047)	34,178

Cash flows from investing activities
Additions to property, plant and equipment	(81,751)	(50,483)
Proceeds from disposition of assets	346	33
Settlements of derivative instruments	535	3,673
Addition to equity investment	—	(308)
Settlement of acquisition purchase price	—	8,043

Net cash used for investing activities	(80,870)	(39,042)

Cash flows from financing activities
Proceeds from the exercise of stock options	—	62
Dividends paid	(6,563)	(5,229)
Proceeds from borrowings	620,235	191,684
Repayment of borrowings	(582,252)	(191,684)
Utilization of restricted cash	55,045	—

Net cash provided by (used for) financing activities	86,465	(5,167)

Net decrease in cash and cash equivalents	(2,452)	(10,031)
Cash and cash equivalents at beginning of period	24,914	52,646

Cash and cash equivalents at end of period	$22,462	$42,615

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and the changes in its cash position for the six months ended June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January, 1, 2008, except as noted below, and it did not have a material impact on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for fiscal years beginning after January 15, 2008, and the Company will comply with any necessary disclosure requirements beginning with the 2009 interim financial statements.

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2008	December 31, 2007
Accounts receivable — trade	$625,422	$498,073
Accounts receivable — affiliates	1,919	1,365
Allowance for doubtful accounts	(3,914)	(3,546)

	623,427	495,892
Accounts receivable — other	18,077	11,571

Accounts receivable, net	$641,504	$507,463

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

3. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Finished products	$313,813	$332,882
Feedstock, additives and chemicals	169,685	164,832
Materials and supplies	39,574	38,058

	523,072	535,772
Allowance for inventory obsolescence	(8,610)	(7,901)

Inventories, net	$514,462	$527,871

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $22,433 and $21,500 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively, and $44,387 and $40,636 is included for the six months ended June 30, 2008 and 2007, respectively.

5. Other Assets

Amortization expense on other assets of $5,163 and $5,050 is included in the consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively, and $9,429 and $10,458 is included for the six months ended June 30, 2008 and 2007, respectively.

6. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $1,130 and $863 for the three months ended June 30, 2008 and 2007, respectively, and $2,076 and $1,387 for the six months ended June 30, 2008 and 2007, respectively.

Option activity and changes during the six months ended June 30, 2008 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	677,243	$26.43
Granted	239,891	19.29
Exercised	—	—
Cancelled	(6,062)	18.45

Outstanding at June 30, 2008	911,072	$24.60	8.2	$70

Exercisable at June 30, 2008	277,216	$19.64	6.7	$70

For options outstanding at June 30, 2008, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50—$19.29	430,715	8.1
$25.42—$36.10	480,357	8.3

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $0 and $57, respectively. There were no options exercised during the three and six months ended June 30, 2008.

As of June 30, 2008, $5,176 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.5 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the first six months of 2008 and 2007. There were no options granted during either of the three months ended June 30, 2008 and 2007. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Six Months Ended June 30,
	2008	2007
Weighted average fair value	$7.40	$14.23
Risk-free interest rate	5.0%	4.5%
Expected life in years	6	6-10
Expected volatility	34.7%	33.2%
Expected dividend yield	1.0%	0.5%

Non-vested restricted stock awards as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	228,761	$31.45
Granted	147,767	19.29
Vested	(6,423)	36.10
Forfeited	(1,112)	26.10

Non-vested at June 30, 2008	368,993	$26.55

As of June 30, 2008, there was $6,650 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares of restricted stock that vested during the three months ended June 30, 2008 and 2007 was $0 and $38, respectively, and the total fair value of shares of restricted stock that vested during the six months ended June 30, 2008 and 2007 was $89 and $219, respectively.

7. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net loss of $6,882 in connection with trading activity for the six months ended June 30, 2008 compared to a net gain of $4,808 for the six months ended June 30, 2007. All of the 2008 net loss was related to derivative losses. Of the 2007 net gain, $1,707 related to derivative gains and $3,101 related to sales of related physical feedstock positions. Net trading losses in the second quarter of 2008 totaled $7,016, all of which were attributable to derivative losses, compared to a net gain of $4,080 ($962 related to commodity derivative gains and $3,118 related to sales of related physical feedstock positions) for the second quarter of 2007. Gains and losses in connection with trading activity are included in cost of sales. The fair value of risk management liability balances of $13,855 and $6,415 were included in current liabilities in the Company’s consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively. Under SFAS 157, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

The following table summarizes the classification of the trading liabilities by fair value measurement level at June 30, 2008:

	Level 1	Level 2	Total
Risk management liabilities	$6,009	$7,846	$13,855

8. Plant Closure

The Company decided to permanently close the Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada in the first quarter of 2008. Asset impairments, severance and other costs recorded in the first six months of 2008 related to this closure were approximately $2,663.

9. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007. The total gross unrecognized tax benefits for the six months ended June 30, 2008 were reduced by $2,069 due to the settlement of tax audits. Management anticipates additional reductions to the total amount of unrecognized tax benefits of $2,741 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had approximately $3,289 of accrued interest and penalties related to uncertain tax positions. The Company has increased the accrued interest and penalties by approximately $537 during the six months ended June 30, 2008. There was also a reduction in interest and penalties of $807 due to the settlement of tax audits, resulting in a net decrease of $270 during the six months ended June 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to the examinations by tax authorities before the year 1999. During the second quarter, the Internal Revenue Service completed the audit of the Company for the 2005 and 2006 tax years.

The effective income tax rate was 29.1% for the six months ended June 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction and a reduction of unrecognized tax benefits, partially offset by state income taxes. The effective tax rate was 34.3% for the six months ended June 30, 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

10. Earnings per Share

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,265	65,225	65,262	65,221
Plus incremental shares from:
Assumed exercise of options	23	87	25	90
Assumed vesting of restricted stock	9	13	6	14

Weighted average common shares—diluted	65,297	65,325	65,293	65,325

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

11. Pension and Post-Retirement Benefit Costs

Components of Net Periodic Costs are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$247	$260	$23	$78	$493	$520	$47	$156
Interest cost	594	557	275	146	1,187	1,114	550	292
Expected return on plan assets	(614)	(599)	—	—	(1,229)	(1,198)	—	—
Amortization of transition obligation	—	—	29	29	—	—	57	57
Amortization of prior service cost	79	79	53	66	159	159	106	133
Amortization of net loss	134	133	41	103	269	265	83	207

Net periodic benefit cost	$440	$430	$421	$422	$879	$860	$843	$845

The Company contributed $600 to the Wage pension plan in the first six months of 2008. No other contributions were made in the first six months of 2008 and 2007 to the Salaried and Wage pension plans, and the Company has no current plan to contribute any additional funds to the plans during the fiscal year ending December 31, 2008.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

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

All of these administrative proceedings have been consolidated. The case has been continued, and a status conference is scheduled for December 10, 2008.

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. On March 30, 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. Although the Company’s motion for partial summary judgment was denied on March 30, 2007, the Company’s claim for indemnification of its costs incurred in connection with Pond 4 is still before the court. A status conference was held on July 9, 2008, and the case was continued for ninety days.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations or cash flows in 2008 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations. In 2002, the EPA’s National Enforcement Investigations Center, or NEIC, investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in June 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company expects that, based on the EPA’s past practices, the amount of any monetary penalties would be reduced by a portion of the expenditures that the Company would agree to make for certain “supplemental environmental projects.” The Company has recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

13. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales to external customers
Olefins
Polyethylene	$499,024	$382,473	$943,187	$726,004
Ethylene, styrene and other	266,938	132,367	483,596	273,062

Total olefins	765,962	514,840	1,426,783	999,066
Vinyls
Fabricated finished products	145,047	131,024	236,653	258,751
VCM, PVC and other	195,440	136,800	358,074	243,649

Total vinyls	340,487	267,824	594,727	502,400

	$1,106,449	$782,664	$2,021,510	$1,501,466

Intersegment sales
Olefins	$35,620	$19,260	$52,386	$30,361
Vinyls	455	279	836	519

	$36,075	$19,539	$53,222	$30,880

Income (loss) from operations
Olefins	$57,804	$42,716	$77,956	$69,935
Vinyls	18,354	20,817	15,269	28,609
Corporate and other	(2,582)	(1,254)	(5,790)	(3,599)

	$73,576	$62,279	$87,435	$94,945

Depreciation and amortization
Olefins	$19,182	$17,487	$36,843	$33,143
Vinyls	8,143	8,838	16,441	17,499
Corporate and other	52	36	94	74

	$27,377	$26,361	$53,378	$50,716

Other income (expense), net
Olefins	$42	$119	$58	$170
Vinyls	67	28	166	90
Corporate and other	2,090	(439)	4,383	439

	$2,199	$(292)	$4,607	$699

Capital expenditures
Olefins	$14,036	$19,861	$29,504	$30,353
Vinyls	23,985	10,300	50,747	17,924
Corporate and other	746	1,449	1,500	2,206

	$38,767	$31,610	$81,751	$50,483

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from operations	$73,576	$62,279	$87,435	$94,945
Interest expense	(9,287)	(4,495)	(17,815)	(8,088)
Other income (expense), net	2,199	(292)	4,607	699

Income before taxes	$66,488	$57,492	$74,227	$87,556

	June 30, 2008	December 31, 2007
Total Assets
Olefins	$1,714,140	$1,612,146
Vinyls	751,714	664,745
Corporate and other	220,118	292,444

	$2,685,972	$2,569,335

14. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$47,273	$37,890	$52,660	$57,562
Other comprehensive income:
Amortization of benefits liability, net of tax	219	—	439	—
Change in foreign currency translation	209	1,945	(854)	2,249

Comprehensive income	$47,701	$39,835	$52,245	$59,811

15. Long-Term Debt

Long-term indebtedness consists of the following:

	June 30, 2008	December 31, 2007
6 5/8% senior notes due 2016	$249,389	$249,348
Revolving line of credit	39,160	1,177
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds	10,889	10,889

Long-term debt	$549,438	$511,414

As of June 30, 2008, the Company had borrowings under the revolving credit facility that bore interest at either LIBOR plus 1.00% or the prime rate less 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$12,378	$98	$9,986	$—	$22,462
Accounts receivable, net	248,258	620,779	3,072	(230,605)	641,504
Inventories, net	—	503,888	10,574	—	514,462
Prepaid expenses and other current assets	221	20,971	244	—	21,436
Deferred income taxes	17,344	—	292	—	17,636

Total current assets	278,201	1,145,736	24,168	(230,605)	1,217,500
Property, plant and equipment, net	—	1,147,287	12,512	—	1,159,799
Equity investment	1,753,848	23,250	31,690	(1,777,098)	31,690
Restricted cash	146,150	—	—	—	146,150
Other assets, net	42,678	118,304	5,881	(36,030)	130,833

Total assets	$2,220,877	$2,434,577	$74,251	$(2,043,733)	$2,685,972

Current liabilities
Accounts payable	$22,359	$318,462	$2,090	$—	$342,911
Accrued liabilities	20,393	101,176	605	(84)	122,090

Total current liabilities	42,752	419,638	2,695	(84)	465,001
Long-term debt	538,549	273,161	4,281	(266,553)	549,438
Deferred income taxes	295,485	—	1,706	—	297,191
Other liabilities	9,663	30,251	—	—	39,914
Stockholders’ equity	1,334,428	1,711,527	65,569	(1,777,096)	1,334,428

Total liabilities and stockholders’ equity	$2,220,877	$2,434,577	$74,251	$(2,043,733)	$2,685,972

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,095,472	$14,102	$(3,125)	$1,106,449
Cost of sales	—	1,000,198	12,916	(3,125)	1,009,989

Gross profit	—	95,274	1,186	—	96,460
Selling, general and administrative expenses	272	21,573	1,039	—	22,884

Income (loss) from operations	(272)	73,701	147	—	73,576
Interest expense	(3,933)	(5,292)	(62)	—	(9,287)
Other income (expense), net	38,204	286	1,244	(37,535)	2,199

Income (loss) before income taxes	33,999	68,695	1,329	(37,535)	66,488
Provision for (benefit from) income taxes	(13,274)	32,632	(143)	—	19,215

Net income (loss)	$47,273	$36,063	$1,472	$(37,535)	$47,273

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$773,052	$12,218	$(2,606)	$782,664
Cost of sales	—	688,937	11,902	(2,606)	698,233

Gross profit	—	84,115	316	—	84,431
Selling, general and administrative expenses	348	21,201	603	—	22,152

Income (loss) from operations	(348)	62,914	(287)	—	62,279
Interest expense	1,451	(5,946)	—	—	(4,495)
Other income (expense), net	37,520	(297)	1,002	(38,517)	(292)

Income (loss) before income taxes	38,623	56,671	715	(38,517)	57,492
Provision for (benefit from) income taxes	733	19,117	(248)	—	19,602

Net income (loss)	$37,890	$37,554	$963	$(38,517)	$37,890

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,999,750	$23,691	$(1,931)	$2,021,510
Cost of sales	—	1,868,545	21,732	(1,931)	1,888,346

Gross profit	—	131,205	1,959	—	133,164
Selling, general and administrative expenses	1,052	42,657	2,020	—	45,729

Income (loss) from operations	(1,052)	88,548	(61)	—	87,435
Interest expense	(8,970)	(8,715)	(130)	—	(17,815)
Other income, net	48,912	426	2,484	(47,215)	4,607

Income before income taxes	38,890	80,259	2,293	(47,215)	74,227
Provision for (benefit from) income taxes	(13,770)	35,415	(78)	—	21,567

Net income	$52,660	$44,844	$2,371	$(47,215)	$52,660

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,483,889	$22,345	$(4,768)	$1,501,466
Cost of sales	—	1,342,765	21,149	(4,768)	1,359,146

Gross profit	—	141,124	1,196	—	142,320
Selling, general and administrative expenses	641	44,909	1,825	—	47,375

Income (loss) from operations	(641)	96,215	(629)	—	94,945
Interest expense	2,024	(10,112)	—	—	(8,088)
Other income (expense), net	56,253	(11)	1,829	(57,372)	699

Income before income taxes	57,636	86,092	1,200	(57,372)	87,556
Provision for (benefit from) income taxes	74	30,054	(134)	—	29,994

Net income	$57,562	$56,038	$1,334	$(57,372)	$57,562

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$52,660	$44,844	$2,371	$(47,215)	$52,660

Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	438	51,848	1,530	—	53,816
(Recovery of) provision for bad debts	—	479	(98)	—	381
Stock-based compensation expense	—	2,005	71	—	2,076
Gain from disposition of fixed assets	—	3,150	—	—	3,150
Deferred tax expense	8,647	—	441	—	9,088
Equity in income of joint venture	—	—	(2,204)	—	(2,204)
Net changes in working capital and other	(88,316)	(86,020)	107	47,215	(127,014)

Net cash (used for) provided by operating activities	(26,571)	16,306	2,218	—	(8,047)

Cash flows from investing activities
Additions to property, plant and equipment	—	(80,663)	(1,088)	—	(81,751)
Settlements of futures contracts	—	346	—	—	346
Proceeds from disposition of assets	—	535	—	—	535

Net cash used for investing activities	—	(79,782)	(1,088)	—	(80,870)

Cash flows from financing activities
Intercompany financing	(63,689)	63,478	211	—	—
Dividends paid	(6,563)	—	—	—	(6,563)
Proceeds from borrowings	620,235	—	—	—	620,235
Repayments of borrowings	(582,252)	—	—	—	(582,252)
Utilization of restricted cash	55,045	—	—	—	55,045

Net cash provided by financing activities	22,776	63,478	211	—	86,465
Net (decrease) increase in cash and cash equivalents	(3,795)	2	1,341	—	(2,452)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$12,378	$98	$9,986	$—	$22,462

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$57,562	$56,038	$1,334	$(57,372)	$57,562
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	378	49,175	1,541	—	51,094
Provision for doubtful accounts	—	21	180	—	201
Loss from disposition of fixed assets	—	25	—	—	25
Deferred tax expense	13,839	—	578	—	14,417
Equity in income of joint venture	—	—	(1,520)	—	(1,520)
Net changes in working capital and other	(89,978)	(49,709)	(5,286)	57,372	(87,601)

Net cash (used for) provided by operating activities	(18,199)	55,550	(3,173)	—	34,178
Cash flows from investing activities
Additions to property, plant and equipment	—	(49,591)	(892)	—	(50,483)
Additions to equity investments	—	—	(308)	—	(308)
Acquisition of business	8,043	—	—	—	8,043
Proceeds from disposition of assets	—	33	—	—	33
Settlements of derivative instruments	—	3,673	—	—	3,673

Net cash provided by (used for) investing activities	8,043	(45,885)	(1,200)	—	(39,042)
Cash flows from financing activities
Intercompany financing	9,619	(9,659)	40	—	—
Proceeds from exercise of stock options	62	—	—	—	62
Dividends paid	(5,229)	—	—	—	(5,229)
Proceeds from borrowings	191,684	—	—	—	191,684
Repayments of borrowings	(191,684)	—	—	—	(191,684)

Net cash provided by (used for) financing activities	4,452	(9,659)	40	—	(5,167)
Net (decrease) increase in cash and cash equivalents	(5,704)	6	(4,333)	—	(10,031)
Cash and cash equivalents at beginning of period	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of period	$40,966	$97	$1,552	$—	$42,615

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In October 2007, we announced that we intend to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs, bringing our total capacity to 275,000 ECUs per year. The expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in the first quarter of 2009. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to be completed in the first half of 2009 and the expansion is expected to consume VCM that is currently being sold on the merchant market and will enhance the integration of the vinyls product chain. We have also started construction of a new large diameter PVC pipe facility at the complex with a capacity of approximately 50 million pounds per year of large diameter pipe. We expect this project will be completed in the third quarter of 2008. Our annual PVC pipe capacity will increase to approximately 985 million pounds when this expansion and the Yucca project are completed.

Since 2006 we have been in discussions with the Government of The Republic of Trinidad and Tobago (the “Government”) to develop an ethane-based ethylene, polyethylene and other derivatives project in that country. As originally envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. The details of the project are subject to further definition as our study of the project continues. One of the major constraints to the project has been the rising international capital costs of the construction of such plants around the world. We and the Government are discussing how to overcome that challenge.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$499,024	$382,473	$943,187	$726,004
Ethylene, styrene and other	266,938	132,367	483,596	273,062

Total olefins	765,962	514,840	1,426,783	999,066
Vinyls
Fabricated finished products	145,047	131,024	236,653	258,751
VCM, PVC and other	195,440	136,800	358,074	243,649

Total vinyls	340,487	267,824	594,727	502,400

Total	$1,106,449	$782,664	$2,021,510	$1,501,466

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Income (loss) from operations
Olefins	57,804	42,716	77,956	69,935
Vinyls	18,354	20,817	15,269	28,609
Corporate and other	(2,582)	(1,254)	(5,790)	(3,599)

Total income from operations	73,576	62,279	87,435	94,945
Interest expense	(9,287)	(4,495)	(17,815)	(8,088)
Other income (expense), net	2,199	(292)	4,607	699
Provision for income taxes	(19,215)	(19,602)	(21,567)	(29,994)

Net income	$47,273	$37,890	$52,660	$57,562

Diluted earnings per share	$0.72	$0.58	$0.81	$0.88

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	38.9%	9.9%	37.9%	5.0%
Vinyls(2)	14.6%	12.5%	15.5%	2.9%
Company average	30.6%	10.8%	30.4%	4.3%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average industry prices(1)
Ethane (cents/lb)	35.4	24.3	34.8	22.1
Propane (cents/lb)	40.2	26.7	37.5	24.8
Ethylene (cents/lb) (2)	65.7	44.7	63.1	42.3
Polyethylene (cents/lb) (3)	94.7	72.7	91.3	69.8
Styrene (cents/lb) (4)	78.8	71.3	75.7	68.0
Caustic ($/short ton) (5)	641.7	405.0	597.9	382.5
Chlorine ($/short ton) (6)	275.0	322.5	287.5	310.0
PVC (cents/lb) (7)	58.7	59.0	56.5	56.2

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI. In the first quarter of 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices.

Summary

For the three months ended June 30, 2008, net income was $47.3 million, or $0.72 per diluted share, on net sales of $1,106.4 million. This represents an increase in net income of $9.4 million, or $0.14 per diluted share, from the three months ended June 30, 2007 net income of $37.9 million, or $0.58 per diluted share, on net sales of $782.7 million. Sales for the three months ended June 30, 2008 increased $323.7 million over the second quarter of 2007 largely due to higher sales prices and volumes for most major products. Income from operations was $73.6 million for the second quarter of 2008 as compared to $62.3 million for the second quarter of 2007. The second quarter of 2008 income from operations increased as compared to the second quarter of 2007 as higher polyethylene and styrene sales prices outpaced higher raw material, natural gas and electricity costs. In addition, the second quarter of 2007 was adversely impacted by a major turnaround lasting 30 days at one of our ethylene units in Lake Charles, Louisiana. The increases in the second quarter of 2008 operating income were partially offset by continued weakness in the residential construction market, which negatively impacted Vinyls segment margins, and lower results from trading activity. Trading activity resulted in a loss in the second quarter of 2008 of $7.0 million as compared to a gain of $4.1 million in the second quarter of 2007. Net income in the three months ended June 30, 2008 benefited from the reversal of $2.7 million of tax reserves due to tax settlements which reduced income tax expense for the period.

For the six months ended June 30, 2008, net income was $52.7 million, or $0.81 per diluted share, on net sales of $2,021.5 million. This represents a decrease in net income of $4.9 million, or $0.07 per diluted share, from the six months ended June 30, 2007 net income of $57.6 million, or $0.88 per diluted share, on net sales of $1,501.5 million. Sales for the six months ended June 30, 2008 increased $520.0 million over the first six months of 2007 largely due to higher sales prices for all major products and higher sales volumes for ethylene and PVC resin. Income from operations was $87.4 million for the first half of 2008 as compared to $94.9 million for the first half of 2007. The income from operations for the first six months of 2008 was negatively impacted by a number of factors, including lower margins due to higher raw material, natural gas and electricity costs and a loss from trading activities. The weakness in the residential construction market has contributed to the continued low margins in our Vinyls segment. Raw material costs for the first half of 2008 were significantly higher than raw material costs in the first six months of 2007, and trading activity resulted in a loss of $6.9 million for the first half of 2008 as compared to a gain of $4.8 million for the first half of 2007. In the first quarter of 2008, we decided to close our Pawling, New York window and door component manufacturing facility. The costs related to the closure of the manufacturing facility, and a turnaround and revamp of our styrene facility in Lake Charles for 48 days in March and April of 2008, also negatively impacted income from operations in the first half of 2008. The first half of 2007 was negatively impacted by a turnaround at one of our ethylene units in Lake Charles.

RESULTS OF OPERATIONS

Second Quarter 2008 Compared with Second Quarter 2007

Net Sales. Net sales increased by $323.7 million to $1,106.4 million in the second quarter of 2008 from $782.7 million in the second quarter of 2007. This increase was primarily due to higher sales prices and volumes for most of our major products. Average sales prices for the three months ended June 30, 2008 increased by 30.6% as compared to the second quarter of 2007.

Gross Margin. Gross margin percentage decreased to 8.7% in the second quarter of 2008 from 10.8% in the second quarter of 2007. This decrease was primarily due to the significant increase in raw material, natural gas and electricity costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 45.7% for ethane and 50.6% for propane as compared to the second quarter of 2007. Average sales prices increased by 30.6% for that same period. Also contributing to the lower gross margin percentage was a trading loss of $7.0 million in the second quarter of 2008 as compared to a $4.1 million gain in the second quarter of 2007. The continued weak residential construction market in the U.S. has kept vinyls margins at low levels. This, coupled with announced industry capacity additions expected to come on-line later this year and continued high feedstock costs, is expected to make it difficult to significantly improve vinyls margins in 2008. With respect to Olefins, global polyethylene prices have remained strong due to higher naphtha costs and strong demand. We are, however, concerned with the possibility of a recession, which could impact our ability to raise prices sufficiently to offset the rise in energy and feedstock costs.

Interest Expense. Interest expense in the second quarter of 2008 increased by $4.8 million, to $9.3 million, from $4.5 million in the second quarter of 2007. This increase was primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6   3/4% senior notes in the fourth quarter of 2007.

Other Income (Expense), Net. Other income (expense), net increased by $2.5 million to $2.2 million in the second quarter of 2008 from a loss of $0.3 million in the second quarter of 2007, primarily due to higher interest income associated with the restricted cash balance related to our 6 3/4% senior notes, higher equity in income from our joint venture in China and a $0.9 million write-down of a long-term investment in the second quarter of 2007.

Income Taxes. The effective income tax rate was 28.9% in the second quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction and a reduction of unrecognized tax benefits of $2.7 million due to tax settlements, partially offset by state income taxes. The effective tax rate was 34.1% for the second quarter of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $251.2 million, or 48.8%, to $766.0 million in the second quarter of 2008 from $514.8 million in the second quarter of 2007. This increase was primarily due to higher sales prices and sales volumes for all major products. Average selling prices for the Olefins segment increased by 38.9% in the second quarter of 2008 as compared to the second quarter of 2007.

Income from Operations. Income from operations increased by $15.1 million, or 35.4%, to $57.8 million in the second quarter of 2008 from $42.7 million in the second quarter of 2007. This increase was primarily due to higher sales prices for polyethylene and styrene, which were partially offset by higher feedstock, natural gas and electricity costs. The second quarter of 2007 was also adversely impacted by the scheduled turnaround at one of our ethylene units in Lake Charles, which was down for approximately 30 days during the quarter. Trading activity resulted in a loss in the second quarter of 2008 of $7.0 million as compared to a gain of $4.1 million in the second quarter of 2007.

Vinyls Segment

Net Sales. Net sales increased by $72.7 million, or 27.1%, to $340.5 million in the second quarter of 2008 from $267.8 million in the second quarter of 2007. This increase was primarily due to higher selling prices for PVC resin and caustic and higher sales volumes for PVC resin and PVC pipe. Average selling prices for the Vinyls segment increased by 14.6% in the second quarter of 2008 as compared to the second quarter of 2007.

Income from Operations. Income from operations decreased by $2.4 million, or 11.5%, to $18.4 million in the second quarter of 2008 from $20.8 million in the second quarter of 2007. This decrease was primarily due to significantly higher feedstock costs for propane and ethylene and a slight decrease in PVC pipe prices. These decreases in income from operations were partially offset by higher sales prices for PVC resin and caustic and higher sales volumes for PVC resin and PVC pipe in the second quarter of 2008 as compared to the second quarter of 2007. The Vinyls segment margins continue to be negatively impacted by the weakness in the construction market.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net Sales. Net sales increased by $520.0 million to $2,021.5 million in the first six months of 2008 from $1,501.5 million in the first six months of 2007. This increase was primarily due to higher sales prices for most of our major products and higher sales volume for ethylene and PVC resin. Average sales prices for the first half of 2008 increased by 30.4% as compared to the first half of 2007.

Gross Margin. Gross margin percentage decreased to 6.6% in the first half of 2008 from 9.5% in the first half of 2007. The decrease in gross margin percentage was primarily due to the significant increase in feedstock, natural gas and electricity costs, which were partially offset by higher sales prices. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 57.5% for ethane and 51.2% for propane as compared to the first six months of 2007. Margins were also negatively impacted by a trading loss of $6.9 million in the first half of 2008 as compared to a $4.8 million gain in the first half of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million, or 3.6%, in the first half of 2008 as compared to the first half of 2007. The decrease was primarily due to the transition costs related to the acquisition of the Longview facilities incurred in the first four months of 2007.

Interest Expense. Interest expense in the first six months of 2008 increased by $9.7 million, to $17.8 million, from $8.1 million in the first six months of 2007, primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6  3/4% senior notes in the fourth quarter of 2007.

Other Income, Net. Other income, net increased by $3.9 million to $4.6 million in the first six months of 2008 from $0.7 million in the first six months of 2007 primarily due to higher interest income associated with the restricted cash balance associated with our 6 3/4% senior notes, higher equity in income from our joint venture in China and a $0.9 million write-down of a long-term investment in 2007.

Income Taxes. The effective income tax rate was 29.1% for the first half of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction, and a reduction of unrecognized tax benefits, partially offset by state income taxes. The effective tax rate was 34.3% for the first half of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $427.7 million, or 42.8%, to $1,426.8 million in the first half of 2008 from $999.1 million in the first half of 2007. This increase was primarily due to higher sales prices for all major products and, to a lesser extent, higher ethylene sales volumes. Average selling prices for the Olefins segment increased by 37.9% in the first six months of 2008 as compared to the first six months of 2007.

Income from Operations. Income from operations increased by $8.1 million, or 11.6%, to $78.0 million in the first six months of 2008 from $69.9 million in the first six months of 2007. This increase was primarily due to the increase in polyethylene and styrene sales prices, which was partially offset by the increase in feedstock, natural gas and electricity costs. Trading activity resulted in a loss of $6.9 million in the first six months of 2008 as compared to a gain of $4.8 million in the first six months of 2007. The first six months of 2008 were negatively impacted by the styrene plant turnaround in Lake Charles, while the first half of 2007 was negatively impacted by a major turnaround at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $92.3 million, or 18.4%, to $594.7 million in the first half of 2008 from $502.4 million in the first half of 2007. This increase was due to higher selling prices for PVC resin and caustic and increased PVC resin sales volumes. Average selling prices for the Vinyls segment increased by 15.5% in the first half of 2008 as compared to the first half of 2007. These increases were partially offset by lower sales volumes for VCM and PVC pipe.

Income from Operations. Income from operations decreased by $13.3 million, or 46.5%, to $15.3 million in the first half of 2008 as compared to $28.6 million in the first half of 2007. This decrease was primarily due to significantly higher feedstock costs for propane and ethylene and lower sales volumes for PVC pipe. Continued weakness in the construction market has reduced margins in our vinyls downstream businesses. In addition, the closure of our Pawling facility in the first quarter of 2008 negatively impacted income from operations in the first six months of 2008. Closure costs, including severance, inventory write-downs and fixed asset impairments, totaled approximately $2.7 million in the first six months of 2008. These decreases were partially offset by higher sales volumes for PVC resin and higher selling prices for PVC resin and caustic.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Cash Flows

Operating Activities

Operating activities used cash of $8.0 million in the first six months of 2008 compared to cash provided by operating activities of $34.2 million in the first six months of 2007. The $42.2 million decrease in cash flows from operating activities was primarily due to unfavorable changes in working capital, higher tax payments, capitalized costs related to the styrene turnaround in the first quarter and lower income from operations in 2008. Income from operations decreased by $7.5 million in the first six months of 2008 as compared to the first six months of 2007. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $105.7 million in the first half of 2008, compared to $81.1 million of cash used in the first half of 2007, an increase in cash use of $24.6 million. The unfavorable change in working capital was primarily due to an increase in accounts receivable resulting from increased sales prices and volumes as compared to the fourth quarter of 2007.

Investing Activities

Net cash used for investing activities during the first six months of 2008 was $80.9 million as compared to net cash used for investing activities of $39.0 million in the first six months of 2007. Capital expenditures were $81.8 million in the first half of 2008 compared to $50.5 million in the first half of 2007. The increase in capital expenditures in the 2008 period was largely due to expenditures related to the expansions at Calvert City and the opening of the new plant at Yucca. The remaining capital expenditures in the six months of 2008 and 2007 primarily related to maintenance, safety and environmental projects.

Financing Activities

Net cash provided by financing activities during the first six months of 2008 was $86.5 million as compared to net cash used of $5.2 million in the first six months of 2007. The 2008 activity was primarily related to borrowing a net $38.0 million under our revolving credit facility and $55.0 million in draw-downs of our restricted cash for use for eligible capital expenditures, partially offset by the $6.6 million payment of cash dividends. During the first six months of 2007, we paid $5.2 million of cash dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As discussed previously, we are currently evaluating the potential development of an ethane-based ethylene, polyethylene and other derivatives project in the Republic of Trinidad and Tobago. It is expected that, if the project moves forward, we would invest some level of cash and the remainder would be financed through a project financing arrangement. We are also expanding our chlor-alkali and PVC resin units, building a large diameter PVC pipe plant at our Calvert

City facility and starting up a PVC pipe facility in Yucca, Arizona. The expected aggregate cost of these chlor-alkali and PVC projects is approximately $125.0 million. We believe that our sources of liquidity as described above, along with any additional project financing, will be adequate to fund our cash requirements. Should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

Cash

Cash balances (excluding restricted cash) were $22.5 million at June 30, 2008 compared to $24.9 million at December 31, 2007. In addition, we have a revolving credit facility available to supplement cash, if needed, as described under “Debt” below.

Debt

Our $300.0 million senior secured revolving credit facility is a source of liquidity. As of June 30, 2008, any borrowings under the revolving credit facility bore interest at either LIBOR plus 1.00% or the prime rate less 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on a fixed charge coverage ratio. The facility matures on January 6, 2011.

As of June 30, 2008, our long-term debt totaled $549.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.7 million), $250.0 million of 6 3/4% senior notes due 2032, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and $39.2 million of borrowings under our revolving credit facility. The 6 3/4% senior notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority, a political subdivision of the State of Louisiana (the “Authority”), under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On December 13, 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6  3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of June 30, 2008, we had drawn $103.2 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/8% and the 6  3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.05 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $498.8 million at June 30, 2008. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $60.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 when availability falls below $60.0 million. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at June 30, 2008 was 1.75%.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products; however, we had no significant open derivative positions at June 30, 2008. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2008, we had variable rate debt of $50.0 million outstanding. All of the debt outstanding under our credit facility and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $50.0 million as of June 30, 2008 was 3.90%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.5 million. Also, at June 30, 2008, we had $500.0 million principal amount of undiscounted fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s 2008 annual meeting of stockholders was held on May 19, 2008. Three matters were voted upon by the Company’s stockholders at such meeting: (1) two members of the board of directors were re-elected, (2) the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified and (3) the material terms of the performance goals under the 2004 Omnibus Incentive Plan were re-approved. The following tabulation sets forth the number of votes cast for, against or withheld and the number of abstentions and broker non-votes.

Election of Directors	Votes For	Votes Withheld
Dorothy C. Jenkins	55,850,746	9,385,857
Max L. Lukens	56,978,478	8,258,125

Ratification of	Votes For	Votes Against	Votes to Abstain	Broker Non-Votes
PricewaterhouseCoopers LLP	65,136,764	96,135	3,705	0
Material terms of performance goals	64,263,807	967,084	5,711	0

Item 6.	Exhibits

Exhibit No.
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 6, 2008	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008	By:	/s/ M. Steven Bender
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)