Form 10-Q
period 2008-09-30
WESTLAKE CHEMICAL CORP
filed 2008-11-07
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 31, 2008, was 65,655,133.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$22,452	$24,914
Accounts receivable, net	562,804	507,463
Inventories, net	491,185	527,871
Prepaid expenses and other current assets	13,593	14,232
Deferred income taxes	17,576	17,705

Total current assets	1,107,610	1,092,185
Property, plant and equipment, net	1,181,572	1,126,212
Equity investment	32,009	29,486
Restricted cash	146,695	199,450
Other assets, net	128,925	122,002

Total assets	$2,596,811	$2,569,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$275,896	$314,951
Accrued liabilities	115,893	126,311

Total current liabilities	391,789	441,262
Long-term debt	515,948	511,414
Deferred income taxes	291,177	287,965
Other liabilities	39,003	42,024

Total liabilities	1,237,917	1,282,665
Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,655,133 and 65,487,119 shares issued and outstanding in 2008 and 2007, respectively	657	655
Additional paid-in capital	434,531	431,197
Retained earnings	927,886	857,872
Accumulated other comprehensive income
Benefits liability, net of tax	(8,576)	(9,234)
Cumulative translation adjustment	4,396	6,180

Total stockholders’ equity	1,358,894	1,286,670

Total liabilities and stockholders’ equity	$2,596,811	$2,569,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands of dollars, except per share data)
Net sales	$1,073,735	$840,160	$3,095,245	$2,341,626
Cost of sales	1,001,948	754,100	2,890,294	2,113,246

Gross profit	71,787	86,060	204,951	228,380
Selling, general and administrative expenses	22,999	26,305	68,728	73,680

Income from operations	48,788	59,755	136,223	154,700
Interest expense	(8,093)	(4,692)	(25,908)	(12,780)
Other income, net	1,267	305	5,874	1,004

Income before income taxes	41,962	55,368	116,189	142,924
Provision for income taxes	14,598	17,027	36,165	47,021

Net income	$27,364	$38,341	$80,024	$95,903

Basic and diluted earnings per share	$0.42	$0.59	$1.23	$1.47

Weighted average shares outstanding:
Basic	65,275,499	65,238,376	65,266,645	65,227,147
Diluted	65,341,150	65,325,668	65,309,045	65,325,020

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands of dollars)
Cash flows from operating activities
Net income	$80,024	$95,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,527	77,425
Provision for bad debts	2,057	226
Amortization of debt issue costs	662	567
Stock-based compensation expense	3,126	2,108
Loss from disposition of fixed assets	4,479	187
Deferred income taxes	3,096	15,997
Equity in income of joint venture	(2,523)	(1,895)
Changes in operating assets and liabilities
Accounts receivable	(57,604)	(129,327)
Inventories	36,686	(10,123)
Prepaid expenses and other current assets	639	8,870
Accounts payable	(40,785)	29,310
Accrued liabilities	(10,945)	17,532
Other, net	(23,853)	(11,779)

Net cash provided by operating activities	76,586	95,001

Cash flows from investing activities
Additions to property, plant and equipment	(127,163)	(86,295)
Proceeds from disposition of assets	573	33
Settlements of derivative instruments	344	3,339
Addition to equity investment	—	(308)
Settlement of acquisition purchase price	—	8,043

Net cash used for investing activities	(126,246)	(75,188)

Cash flows from financing activities
Proceeds from the exercise of stock options	208	303
Dividends paid	(10,010)	(8,503)
Proceeds from borrowings	851,635	287,884
Repayment of borrowings	(847,162)	(212,884)
Utilization of restricted cash	55,045	—
Capitalized debt issuance costs	(2,518)	—

Net cash provided by financing activities	47,198	66,800

Net (decrease) increase in cash and cash equivalents	(2,462)	86,613
Cash and cash equivalents at beginning of period	24,914	52,646

Cash and cash equivalents at end of period	$22,452	$139,259

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 20, 2008. The accompanying financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2007.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and the changes in its cash position for the nine months ended September 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption of SFAS 157 has not had a material impact on the Company’s financial position or results of operations. In addition, the adoption of this statement with respect to non-recurring nonfinancial assets and liabilities in the future is not expected to have a material impact on the Company’s financial position or results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, as discussed above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for fiscal years beginning after January 15, 2008, and the Company will comply with any necessary disclosure requirements beginning with the 2009 interim financial statements.

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2008	December 31, 2007
Accounts receivable — trade	$540,077	$498,073
Accounts receivable — affiliates	1,775	1,365
Allowance for doubtful accounts	(5,568)	(3,546)

	536,284	495,892
Accounts receivable — other	26,520	11,571

Accounts receivable, net	$562,804	$507,463

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

3. Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished products	$296,974	$332,882
Feedstock, additives and chemicals	160,501	164,832
Materials and supplies	41,070	38,058

	498,545	535,772
Allowance for inventory obsolescence	(7,360)	(7,901)

Inventories, net	$491,185	$527,871

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $23,218 and $22,700 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively, and $67,605 and $63,336 is included for the nine months ended September 30, 2008 and 2007, respectively.

5. Other Assets

Amortization expense on other assets of $5,155 and $4,198 is included in the consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively, and $14,584 and $14,656 is included for the nine months ended September 30, 2008 and 2007, respectively.

6. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $1,050 and $721 for the three months ended September 30, 2008 and 2007, respectively, and $3,126 and $2,108 for the nine months ended September 30, 2008 and 2007, respectively.

Option activity and changes during the nine months ended September 30, 2008 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	677,243	$26.43
Granted	259,021	19.40
Exercised	(14,389)	14.50
Cancelled	(9,975)	18.81

Outstanding at September 30, 2008	911,900	$24.70	8.0	$1,556

Exercisable at September 30, 2008	280,776	$20.52	6.5	$1,134

For options outstanding at September 30, 2008, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50—$20.83	432,726	8.0
$25.42—$36.10	479,174	8.1

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2008 and 2007 was $96 and $221, respectively, and the total intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was $96 and $278, respectively.

As of September 30, 2008, $4,883 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.3 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended September 30, 2008 and 2007, and the first nine months of 2008 and 2007. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average fair value of grants	$8.97	$10.57	$7.52	$14.15
Risk-free interest rate	5.1%	4.4%	5.0%	4.5%
Expected life in years	6-7	6-7	6-7	6-10
Expected volatility	38.7%	33.4%	35.0%	33.2%
Expected dividend yield	1.0%	0.7%	1.0%	0.5%

Non-vested restricted stock awards as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	228,761	$31.45
Granted	155,812	19.37
Vested	(21,022)	30.08
Forfeited	(2,187)	25.00

Non-vested at September 30, 2008	361,364	$26.39

As of September 30, 2008, there was $6,142 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares of restricted stock that vested during the three months ended September 30, 2008 and 2007 was $279 and $365, respectively, and the total fair value of shares of restricted stock that vested during the nine months ended September 30, 2008 and 2007 was $369 and $584, respectively.

7. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities. The Company had a net loss of $7,795 in connection with trading activity for the nine months ended September 30, 2008 compared to a net gain of $6,424 for the nine months ended September 30, 2007. All of the 2008 net loss was related to derivative losses. Of the 2007 net gain, $7,902 related to sales of related physical feedstock positions and was partially offset by $1,478 related to derivative losses. Net trading losses in the third quarter of 2008 totaled $913, all of which were attributable to derivative losses, compared to a net gain of $1,616 in the third quarter of 2007 ($3,421 in gains related to sales of related physical feedstock positions, offset by $1,805 related to derivative losses). Gains and losses in connection with trading activity are included in cost of sales. The fair value of risk management liability balances of $6,693 and $6,415 were included in current liabilities in the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Company’s consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively. Under SFAS 157, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of the trading liabilities by fair value measurement level at September 30, 2008:

	Level 1	Level 2	Total
Risk management liabilities	$6,464	$229	$6,693

8. Plant Closure

The Company decided to permanently close the Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada in the first quarter of 2008. Asset impairments, severance and other costs recorded in the first nine months of 2008 related to this closure were approximately $2,947.

9. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007. The total gross unrecognized tax benefits for the nine months ended September 30, 2008 were reduced by $2,838 due to the settlement of tax audits and expiring statutes of limitations. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $1,579 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had approximately $3,289 of accrued interest and penalties related to uncertain tax positions. The Company increased the accrued interest and penalties by approximately $651 during the nine months ended September 30, 2008. There was also a reduction in interest and penalties of $1,784, due to the settlement of tax audits and expiring statutes of limitations resulting in a net decrease of $1,133 during the nine months ended September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 1999. During the second quarter of 2008, the Internal Revenue Service completed the audit of the Company for the tax years 2005 and 2006.

The effective income tax rate was 31.1% for the nine months ended September 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction, and a reduction of gross unrecognized tax benefits, partially offset by state income taxes. The effective tax rate was 32.9% for the nine months ended September 30, 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Weighted average common shares—basic	65,275	65,238	65,267	65,227
Plus incremental shares from:
Assumed exercise of options	34	78	27	85
Assumed vesting of restricted stock	32	10	15	13

Weighted average common shares—diluted	65,341	65,326	65,309	65,325

11. Pension and Post-Retirement Benefit Costs

Components of Net Periodic Costs are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$246	$260	$24	$78	$739	$780	$71	$234
Interest cost	593	557	274	146	1,780	1,671	824	438
Expected return on plan assets	(615)	(599)	—	—	(1,844)	(1,797)	—	—
Amortization of transition obligation	—	—	29	28	—	—	86	85
Amortization of prior service cost	80	80	53	67	239	239	159	200
Amortization of net loss	135	132	42	104	404	397	125	311

Net periodic benefit cost	$439	$430	$422	$423	$1,318	$1,290	$1,265	$1,268

The Company contributed $600 to the Wage pension plan in the first nine months of 2008. No other contributions were made in the first nine months of 2008 and 2007 to the Salaried and Wage pension plans; however, the Company has contributed an additional $795 to the Salaried pension plan during the fourth quarter of 2008. The Company has no current plan to contribute any additional funds to the plans during the remainder of the fiscal year ending December 31, 2008.

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

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. On March 30, 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. Although the Company’s motion for partial summary judgment was denied on March 30, 2007, the Company’s claim for indemnification of its costs incurred in connection with Pond 4 is still before the court. A status conference was held on October 24, 2008, and the case was continued until March 19, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales to external customers
Olefins
Polyethylene	$504,035	$393,237	$1,447,222	$1,119,241
Ethylene, styrene and other	221,028	177,181	704,624	450,243

Total olefins	725,063	570,418	2,151,846	1,569,484
Vinyls
Fabricated finished products	127,498	126,129	364,151	384,880
VCM, PVC and other	221,174	143,613	579,248	387,262

Total vinyls	348,672	269,742	943,399	772,142

	$1,073,735	$840,160	$3,095,245	$2,341,626

Intersegment sales
Olefins	$33,496	$20,808	$85,882	$51,169
Vinyls	641	312	1,477	831

	$34,137	$21,120	$87,359	$52,000

Income (loss) from operations
Olefins	$18,190	$57,032	$96,146	$126,967
Vinyls	30,483	5,420	45,752	34,029
Corporate and other	115	(2,697)	(5,675)	(6,296)

	$48,788	$59,755	$136,223	$154,700

Depreciation and amortization
Olefins	$19,670	$17,791	$56,513	$50,934
Vinyls	8,427	8,882	24,868	26,381
Corporate and other	52	36	146	110

	$28,149	$26,709	$81,527	$77,425

Other income (expense), net
Olefins	$9	$—	$67	$170
Vinyls	64	(68)	230	21
Corporate and other	1,194	373	5,577	813

	$1,267	$305	$5,874	$1,004

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capital expenditures
Olefins	$9,276	$18,723	$38,780	$49,076
Vinyls	35,463	16,157	86,210	34,081
Corporate and other	673	932	2,173	3,138

	$45,412	$35,812	$127,163	$86,295

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from operations	$48,788	$59,755	$136,223	$154,700
Interest expense	(8,093)	(4,692)	(25,908)	(12,780)
Other income, net	1,267	305	5,874	1,004

Income before taxes	$41,962	$55,368	$116,189	$142,924

	September 30, 2008	December 31, 2007
Total Assets
Olefins	$1,573,005	$1,612,146
Vinyls	783,706	664,745
Corporate and other	240,100	292,444

	$2,596,811	$2,569,335

14. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$27,364	$38,341	$80,024	$95,903
Other comprehensive income:
Amortization of benefits liability, net of tax	219	—	658	—
Change in foreign currency translation	(930)	1,763	(1,784)	4,012

Comprehensive income	$26,653	$40,104	$78,898	$99,915

15. Long-Term Debt

Long-term indebtedness consists of the following:

	September 30, 2008	December 31, 2007
6 5/8% senior notes due 2016	$249,409	$249,348
Revolving line of credit due 2013	5,650	1,177
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$515,948	$511,414

On September 8, 2008, the Company amended its senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300,000 to $400,000. As of September 30, 2008, the Company had borrowings under the revolving credit facility that bore interest at either LIBOR plus 2.25% or the prime rate plus 0.75%. The revolving credit facility

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

also requires an unused commitment fee of 0.625%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on average daily loan availability. The facility matures on September 8, 2013.

16. Guarantor Disclosures

The Company’s payment obligations under its 6 5/8% senior notes and 6 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes or the 6 3/4% senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by the Company. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$14,289	$66	$8,097	$—	$22,452
Accounts receivable, net	181,260	548,003	(1,196)	(165,263)	562,804
Inventories, net	—	479,146	12,039	—	491,185
Prepaid expenses and other current assets	523	12,866	204	—	13,593
Deferred income taxes	17,295	—	281	—	17,576

Total current assets	213,367	1,040,081	19,425	(165,263)	1,107,610
Property, plant and equipment, net	—	1,166,128	15,444	—	1,181,572
Equity investment	1,797,460	23,250	32,009	(1,820,710)	32,009
Restricted cash	146,695	—	—	—	146,695
Other assets, net	44,910	114,098	5,946	(36,029)	128,925

Total assets	$2,202,432	$2,343,557	$72,824	$(2,022,002)	$2,596,811

Current liabilities
Accounts payable	$20,133	$252,076	$3,687	$—	$275,896
Accrued liabilities	19,761	94,769	1,520	(157)	115,893

Total current liabilities	39,894	346,845	5,207	(157)	391,789
Long-term debt	505,059	209,031	2,996	(201,138)	515,948
Deferred income taxes	290,179	—	998	—	291,177
Other liabilities	8,406	30,597	—	—	39,003
Stockholders’ equity	1,358,894	1,757,084	63,623	(1,820,707)	1,358,894

Total liabilities and stockholders’ equity	$2,202,432	$2,343,557	$72,824	$(2,022,002)	$2,596,811

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,062,110	$13,854	$(2,229)	$1,073,735
Cost of sales	—	989,964	14,213	(2,229)	1,001,948

Gross profit	—	72,146	(359)	—	71,787
Selling, general and administrative expenses	545	20,912	1,542	—	22,999

Income (loss) from operations	(545)	51,234	(1,901)	—	48,788
Interest expense	(2,144)	(5,865)	(84)	—	(8,093)
Other income, net	26,108	187	461	(25,489)	1,267

Income (loss) before income taxes	23,419	45,556	(1,524)	(25,489)	41,962
Provision for (benefit from) income taxes	(3,945)	18,887	(344)	—	14,598

Net income (loss)	$27,364	$26,669	$(1,180)	$(25,489)	$27,364

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$828,528	$13,405	$(1,773)	$840,160
Cost of sales	—	741,934	13,939	(1,773)	754,100

Gross profit	—	86,594	(534)	—	86,060
Selling, general and administrative expenses	482	25,464	359	—	26,305

Income (loss) from operations	(482)	61,130	(893)	—	59,755
Interest expense	469	(5,161)	—	—	(4,692)
Other income (expense), net	39,222	(426)	540	(39,031)	305

Income (loss) before income taxes	39,209	55,543	(353)	(39,031)	55,368
Provision for (benefit from) income taxes	868	16,670	(511)	—	17,027

Net income	$38,341	$38,873	$158	$(39,031)	$38,341

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,063,472	$37,546	$(5,773)	$3,095,245
Cost of sales	—	2,860,122	35,945	(5,773)	2,890,294

Gross profit	—	203,350	1,601	—	204,951
Selling, general and administrative expenses	1,597	63,569	3,562	—	68,728

Income (loss) from operations	(1,597)	139,781	(1,961)	—	136,223
Interest expense	(11,114)	(14,580)	(214)	—	(25,908)
Other income, net	75,020	613	2,945	(72,704)	5,874

Income before income taxes	62,309	125,814	770	(72,704)	116,189
Provision for (benefit from) income taxes	(17,715)	54,302	(422)	—	36,165

Net income	$80,024	$71,512	$1,192	$(72,704)	$80,024

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,312,418	$35,749	$(6,541)	$2,341,626
Cost of sales	—	2,084,699	35,088	(6,541)	2,113,246

Gross profit	—	227,719	661	—	228,380
Selling, general and administrative expenses	1,124	70,372	2,184	—	73,680

Income (loss) from operations	(1,124)	157,347	(1,523)	—	154,700
Interest expense	2,493	(15,273)	—	—	(12,780)
Other income (expense), net	95,476	(437)	2,369	(96,404)	1,004

Income before income taxes	96,845	141,637	846	(96,404)	142,924
Provision for (benefit from) income taxes	942	46,724	(645)	—	47,021

Net income	$95,903	$94,913	$1,491	$(96,404)	$95,903

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$80,024	$71,512	$1,192	$(72,704)	$80,024

Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	662	79,092	2,435	—	82,189
Provision for (recovery of) bad debts	—	2,155	(98)	—	2,057
Stock-based compensation expense	—	3,018	108	—	3,126
Gain from disposition of fixed assets	—	4,479	—	—	4,479
Deferred tax expense	3,270	—	(174)	—	3,096
Equity in income of joint venture	—	—	(2,523)	—	(2,523)
Net changes in working capital and other	(134,763)	(33,963)	160	72,704	(95,862)

Net cash (used for) provided by operating activities	(50,807)	126,293	1,100	—	76,586

Cash flows from investing activities
Additions to property, plant and equipment	—	(125,580)	(1,583)	—	(127,163)
Settlements of futures contracts	—	344	—	—	344
Proceeds from disposition of assets	—	573	—	—	573

Net cash used for investing activities	—	(124,663)	(1,583)	—	(126,246)

Cash flows from financing activities
Intercompany financing	1,725	(1,660)	(65)	—	—
Proceeds from exercise of stock options	208	—	—	—	208
Dividends paid	(10,010)	—	—	—	(10,010)
Proceeds from borrowings	851,635	—	—	—	851,635
Repayments of borrowings	(847,162)	—	—	—	(847,162)
Utilization of restricted cash	55,045	—	—	—	55,045
Capitalized debt issuance cost	(2,518)	—	—	—	(2,518)

Net cash provided by (used for) financing activities	48,923	(1,660)	(65)	—	47,198
Net decrease in cash and cash equivalents	(1,884)	(30)	(548)	—	(2,462)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$14,289	$66	$8,097	$—	$22,452

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

Recent Developments

During August and September 2008, we shut down our vinyls facilities at our Geismar, Louisiana complex and our olefins facilities at our Lake Charles, Louisiana complex due to Hurricanes Gustav and Ike. Both complexes sustained minimal damage from the hurricanes; however, the energy and power shortages caused by the hurricanes affected many suppliers and, as a consequence, the Lake Charles facilities were shut down for approximately three weeks due to the two hurricanes, while the Geismar facilities were shut down for approximately one and a half weeks due to Hurricane Gustav.

In August 2008, we announced that we will construct a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar, Louisiana. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year, including the chlor-alkali expansion at our Calvert City complex described below. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently estimated to cost between $250.0 million and $300.0 million and is targeted for completion in the first half of 2011. We expect the project will be partially funded with funds drawn from the proceeds of the issuance of the 6 3/ 4% revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority, issued in December 2007 for the benefit of the Company, which are currently held as restricted cash.

We announced in March 2008 that we will open a new PVC pipe plant in Yucca, Arizona to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant is expected to begin full operations by the first quarter of 2009 and have the capacity to produce approximately 120 million pounds of PVC pipe annually in its initial phase.

In October 2007, we announced that we intend to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The expanded chlor-alkali unit is expected to add 50,000 ECUs. The chlor-alkali expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales once the expansion is completed, which is expected to occur in the first quarter of 2009. The PVC resin plant expansion is expected to increase capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to be completed in the first half of 2009. The expansion is expected to consume VCM that is currently being sold on the merchant market and enhance the integration of the vinyls product chain. During the third quarter of 2008, we also started production at a new large diameter PVC pipe facility at the complex with a capacity of approximately 50 million pounds per year of large diameter pipe. Our annual PVC pipe capacity is expected to increase to approximately 985 million pounds with this expansion and the completion of the Yucca project.

Since 2006 we have been in discussions with the Government of The Republic of Trinidad and Tobago (the “Government”) to develop an ethane-based ethylene, polyethylene and other derivatives project in that country. As originally envisioned, the project would use 37,500 barrels per day of ethane to produce 570,000 metric tons (1.25 billion pounds) per year of ethylene, which would in turn be used to produce polyethylene and other derivative products. One of the major constraints to the project has been the rising international capital costs of the construction of such plants around the world. We and the Government are discussing how to overcome that challenge. In the interim, we have suspended active work on the project.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$504,035	$393,237	$1,447,222	$1,119,241
Ethylene, styrene and other	221,028	177,181	704,624	450,243

Total olefins	725,063	570,418	2,151,846	1,569,484
Vinyls
Fabricated finished products	127,498	126,129	364,151	384,880
VCM, PVC and other	221,174	143,613	579,248	387,262

Total vinyls	348,672	269,742	943,399	772,142

Total	$1,073,735	$840,160	$3,095,245	$2,341,626

Income (loss) from operations
Olefins	18,190	57,032	96,146	126,967
Vinyls	30,483	5,420	45,752	34,029
Corporate and other	115	(2,697)	(5,675)	(6,296)

Total income from operations	48,788	59,755	136,223	154,700
Interest expense	(8,093)	(4,692)	(25,908)	(12,780)
Other income, net	1,267	305	5,874	1,004
Provision for income taxes	(14,598)	(17,027)	(36,165)	(47,021)

Net income	$27,364	$38,341	$80,024	$95,903

Diluted earnings per share	$0.42	$0.59	$1.23	$1.47

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	32.3%	-5.2%	35.2%	1.9%
Vinyls(2)	25.6%	3.7%	19.2%	3.0%
Company average	30.2%	-2.4%	29.9%	2.3%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average industry prices(1)
Ethane (cents/lb)	36.7	27.6	35.4	23.9
Propane (cents/lb)	39.8	29.0	38.3	26.2
Ethylene (cents/lb) (2)	68.0	50.2	64.9	44.9
Polyethylene (cents/lb) (3)	103.7	79.0	95.4	72.9
Styrene (cents/lb) (4)	85.7	68.1	79.0	68.0
Caustic ($/short ton) (5)	885.8	450.0	693.9	405.0
Chlorine ($/short ton) (6)	265.0	322.5	280.0	314.2
PVC (cents/lb) (7)	64.0	61.3	59.0	57.8

Source: CMAI

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American spot prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American spot prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI. In the first quarter of 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices that has carried forward to subsequent periods.

Summary

For the three months ended September 30, 2008, net income was $27.4 million, or $0.42 per diluted share, on net sales of $1,073.7 million. This represents a decrease in net income of $10.9 million, or $0.17 per diluted share, from the three months ended September 30, 2007 net income of $38.3 million, or $0.59 per diluted share, on net sales of $840.2 million. Sales for the three months ended September 30, 2008 increased $233.5 million over the third quarter of 2007 largely due to higher sales prices for most major products, which were partially offset by a small decrease in overall sales volumes. Income from operations was $48.8 million for the third quarter of 2008 as compared to $59.8 million for the third quarter of 2007. The third quarter of 2008 income from operations was adversely impacted by higher feedstock and energy costs and outages at the Lake Charles and Geismar facilities related to Hurricanes Gustav and Ike. The negative impact from the hurricanes and higher costs were partially offset by increased prices and reduced selling, general and administrative expense. The 2007 results were negatively impacted by the settlement of contract litigation and related legal expenses, which lowered operating income in the third quarter of 2007. In addition, trading activity resulted in a loss in the third quarter of 2008 of $0.9 million as compared to a gain of $1.6 million in the third quarter of 2007. Net income declined in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the lower income from operations and the increase of $3.4 million in interest expense as a result of higher average debt outstanding during the third quarter of 2008. The continued weak construction market in the U.S. has kept vinyls downstream product margins at low levels. This market weakness, coupled with industry capacity additions and the economic uncertainty resulting from the instability in the credit and financial markets, is expected to make it difficult to significantly improve vinyls margins in the near term. With respect to the Olefins segment, we are concerned with the weakness in the global economy and increased supply from the Middle East, both of which could reduce our sales volumes and margins.

For the nine months ended September 30, 2008, net income was $80.0 million, or $1.23 per diluted share, on net sales of $3,095.2 million. This represents a decrease in net income of $15.9 million, or $0.24 per diluted share, from the nine months ended September 30, 2007 net income of $95.9 million, or $1.47 per diluted share, on net sales of $2,341.6 million. Sales for the nine months ended September 30, 2008 increased $753.6 million over the first nine months of 2007 largely due to higher sales prices for all major products and higher sales volumes for PVC resin, which was partially offset by lower sales volume for PVC pipe. Income from operations was $136.2 million for the first nine months of 2008 as compared to $154.7 million for the first nine months of 2007. The income from operations for the first nine months of 2008 was negatively impacted by a number of factors, including the effects of Hurricanes Gustav and Ike, a turnaround and revamp of our styrene facility in Lake Charles, higher raw material, natural gas and electricity costs, lower PVC pipe sales volume and a loss from trading activities. These negative impacts were partially offset by the higher sales prices. Trading activity resulted in a loss of $7.8 million for the first nine months of 2008 as compared to a gain of $6.4 million for the first nine months of 2007. The first nine months of 2007 were negatively impacted by a turnaround at one of our ethylene units in Lake Charles and the settlement of contract litigation and related legal expenses.

RESULTS OF OPERATIONS

Third Quarter 2008 Compared with Third Quarter 2007

Net Sales. Net sales increased by $233.5 million to $1,073.7 million in the third quarter of 2008 from $840.2 million in the third quarter of 2007. This increase was primarily due to higher sales prices for most of our major products. Average sales prices for the three months ended September 30, 2008 increased by 30.2% as compared to the third quarter of 2007. Overall sales volumes decreased by 2.4% in the third quarter of 2008 compared to the third quarter of 2007 as decreased sales volumes for ethylene and polyethylene were only partially offset by increases in styrene and PVC resin sales volumes.

Gross Margin. Gross margin percentage decreased to 6.7% in the third quarter of 2008 from 10.2% in the third quarter of 2007. This decrease was primarily due to the impact of Hurricanes Gustav and Ike and an increase in raw material, natural gas and electricity costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 33.0% for ethane and 37.2% for propane as compared to the third quarter of 2007. Average sales prices increased by 30.2% for that same period. Also contributing to the lower gross margin percentage was a trading loss of $0.9 million in the third quarter of 2008 as compared to a $1.6 million gain in the third quarter of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.3 million, or 12.5%, in the third quarter of 2008 as compared to the third quarter of 2007. The decrease was largely due to a legal settlement in the third quarter of 2007 and the associated reduction in legal expenses.

Interest Expense. Interest expense in the third quarter of 2008 increased by $3.4 million, to $8.1 million, from $4.7 million in the third quarter of 2007. This increase was primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6  3/4% senior notes in the fourth quarter of 2007.

Other Income, Net. Other income, net increased by $1.0 million to $1.3 million in the third quarter of 2008 from $0.3 million in the third quarter of 2007. Higher interest income associated with the restricted cash balance related to our 6  3/4 % senior notes contributed to the increase.

Income Taxes. The effective income tax rate was 34.8% in the third quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective tax rate was 30.8% for the third quarter of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $154.7 million, or 27.1%, to $725.1 million in the third quarter of 2008 from $570.4 million in the third quarter of 2007. This increase was primarily due to higher sales prices for all major products, partially offset by lower sales volumes for ethylene and polyethylene. Polyethylene sales volumes were negatively impacted by the hurricane activity but were also slowed as customers reduced their purchases in anticipation of lower polyethylene sales prices. Average selling prices for the Olefins segment increased by 32.3% in the third quarter of 2008 as compared to the third quarter of 2007.

Income from Operations. Income from operations decreased by $38.8 million, or 68.1%, to $18.2 million in the third quarter of 2008 from $57.0 million in the third quarter of 2007. This decrease was primarily due to the impact of Hurricanes Gustav and Ike, which caused two separate shut-downs of our Lake Charles facilities during the third quarter of 2008, lower sales volumes and higher feedstock, natural gas and electricity costs, which were partially offset by higher sales prices. Trading activity resulted in a loss in the third quarter of 2008 of $0.9 million as compared to a gain of $1.6 million in the third quarter of 2007.

Vinyls Segment

Net Sales. Net sales increased by $79.0 million, or 29.3%, to $348.7 million in the third quarter of 2008 from $269.7 million in the third quarter of 2007. This increase was primarily due to higher selling prices for most of our products and higher sales volumes for PVC resin, partially offset by lower PVC pipe sales volumes. Average selling prices for the Vinyls segment increased by 25.6% in the third quarter of 2008 as compared to the second quarter of 2007.

Income from Operations. Income from operations increased by $25.1 million to $30.5 million in the third quarter of 2008 from $5.4 million in the third quarter of 2007. This increase was primarily due to increased prices for caustic, PVC resin, ethylene co-products and PVC pipe and higher sales volumes for PVC resin. These increases were partially offset by higher feedstock costs for propane and ethylene and lower PVC pipe sales volumes. The reduced demand for PVC downstream products has led to reduced demand for chlorine, which in turn, has resulted in higher prices and margins for caustic. The third quarter of 2007 was negatively impacted by $6.7 million due to a legal settlement and expenses associated with the litigation.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Net Sales. Net sales increased by $753.6 million to $3,095.2 million in the first nine months of 2008 from $2,341.6 million in the first nine months of 2007. This increase was primarily due to higher sales prices for all of our major products and higher sales volumes for PVC resin. Average sales prices for the first nine months of 2008 increased by 29.9% as compared to the first nine months of 2007.

Gross Margin. Gross margin percentage decreased to 6.6% in the first nine months of 2008 from 9.8% in the first nine months of 2007. The decrease in gross margin percentage was primarily due to the increase in feedstock, natural gas and electricity costs, which were partially offset by higher sales prices. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 48.1% for ethane and 46.2% for propane as compared to the first nine months of 2007. Margins were also negatively impacted by Hurricanes Gustav and Ike during the third quarter of 2008 and a trading loss of $7.8 million in the first nine months of 2008 as compared to a $6.4 million gain in the first nine months of 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.0 million, or 6.8%, in the first nine months of 2008 as compared to the first nine months of 2007. The decrease was primarily due to the transition costs related to the acquisition of the Longview facilities incurred in the first four months of 2007 and a legal settlement in the third quarter of 2007 and the associated reduction in legal expenses.

Interest Expense. Interest expense in the first nine months of 2008 increased by $13.1 million, to $25.9 million, from $12.8 million in the first nine months of 2007, primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6 3/4% senior notes in the fourth quarter of 2007.

Other Income, Net. Other income, net increased by $4.9 million to $5.9 million in the first nine months of 2008 from $1.0 million in the first nine months of 2007 primarily due to higher interest income from the restricted cash balance associated with our 6 3/4% senior notes, higher equity in income from our joint venture in China and a $0.9 million write-down of a long-term investment in 2007.

Income Taxes. The effective income tax rate was 31.1% for the first nine months of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction, and a reduction of gross unrecognized tax benefits, partially offset by state income taxes. The effective tax rate was 32.9% for the first nine months of 2007. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $582.3 million, or 37.1%, to $2,151.8 million in the first nine months of 2008 from $1,569.5 million in the first nine months of 2007. This increase was primarily due to higher sales prices for all major products. Average selling prices for the Olefins segment increased by 35.2% in the first nine months of 2008 as compared to the first nine months of 2007.

Income from Operations. Income from operations decreased by $30.9 million, or 24.3%, to $96.1 million in the first nine months of 2008 from $127.0 million in the first nine months of 2007. The decrease was largely due to the impact of Hurricanes Gustav and Ike, which caused two separate outages at the Lake Charles plant during the third quarter of 2008, the impact of a styrene plant turnaround in Lake Charles during the first quarter of 2008, and the increase in feedstock, natural gas and electricity costs, which were higher than the increase in sales prices. Trading activity resulted in a loss of $7.8 million in the first nine months of 2008 as compared to a gain of $6.4 million in the first nine months of 2007. The first nine months of 2007 were negatively impacted by a major turnaround and an unscheduled outage at our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $171.3 million, or 22.2%, to $943.4 million in the first nine months of 2008 from $772.1 million in the first nine months of 2007. This increase was due to higher selling prices for all major products and increased PVC resin sales volumes. Average selling prices for the Vinyls segment increased by 19.2% in the first nine months of 2008 as compared to the first nine months of 2007. These increases were partially offset by lower sales volumes for VCM and PVC pipe.

Income from Operations. Income from operations increased by $11.8 million, or 34.7%, to $45.8 million in the first nine months of 2008 as compared to $34.0 million in the first nine months of 2007. This increase was primarily due to higher sales prices, which were partially offset by higher feedstock costs for propane and ethylene. Pricing and margins have been especially strong for caustic in the first nine months of 2008, but weakness in the construction market continues to affect demand in our vinyls downstream businesses. In addition, the closure of our Pawling facility in the first quarter of 2008 negatively impacted income from operations in the first nine months of 2008. Closure costs, including severance, inventory write-downs and fixed asset impairments, totaled approximately $2.9 million in the first nine months of 2008. Results for the first nine months of 2007 were negatively impacted by $6.7 million due to a legal settlement and expenses associated with the litigation.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Cash Flows

Operating Activities

Operating activities provided cash of $76.6 million in the first nine months of 2008 compared to cash provided by operating activities of $95.0 million in the first nine months of 2007. The $18.4 million decrease in cash flows from operating activities was primarily due to lower income from operations in 2008 and higher turnaround costs, partially offset by changes in working capital. Income from operations decreased by $18.5 million in the first nine months of 2008 as compared to the first nine months of 2007. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $72.0 million in the first nine months of 2008, compared to $83.7 million of cash used in the first nine months of 2007, a decrease in cash use of $11.7 million.

Investing Activities

Net cash used for investing activities during the first nine months of 2008 was $126.2 million as compared to net cash used for investing activities of $75.2 million in the first nine months of 2007. Capital expenditures were $127.2 million in the first nine months of 2008 compared to $86.3 million in the first nine months of 2007. The increase in capital expenditures in the 2008 period was largely due to expenditures related to the expansions at Calvert City and the retrofitting of the new plant at Yucca. The remaining capital expenditures in the nine months of 2008 and 2007 primarily related to maintenance, safety and environmental projects.

Financing Activities

Net cash provided by financing activities during the first nine months of 2008 was $47.2 million as compared to net cash provided of $66.8 million in the first nine months of 2007. The 2008 activity was primarily related to borrowing a net $4.5 million under our revolving credit facility and $55.0 million in draw-downs of our restricted cash for use for eligible capital expenditures, partially offset by the $10.0 million payment of cash dividends and $2.5 million of fees in connection with the amendment of our revolving credit agreement. During the first nine months of 2007, we paid $8.5 million of cash dividends and borrowed a net $75.0 million under our revolving credit facility.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. We recently announced the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. We expect this project will cost between $250.0 million and $300.0 million and will be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority, issued in December 2007 for our benefit, which are currently held as restricted cash. We believe that our sources of liquidity as described above will be adequate to fund our cash requirements. Should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

Cash

Cash balances (excluding restricted cash) were $22.5 million at September 30, 2008 compared to $24.9 million at December 31, 2007. In addition, we have a revolving credit facility available to supplement cash, if needed, as described under “Debt” below.

Debt

As of September 30, 2008, our long-term debt totaled $515.9 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.6 million), $250.0 million of 6 3/4% senior notes due 2032, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and $5.6 million of borrowings under our revolving credit facility. The 6 3/4% senior notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority, a political subdivision of the State of Louisiana (the “Authority”), under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. As of September 30, 2008, we had borrowings under the revolving credit facility that bore interest at either LIBOR plus 2.25% or the prime rate plus 0.75%. The revolving credit facility also requires an unused commitment fee of 0.625%. All interest rates under the facility are subject to quarterly grid pricing adjustments based on average daily loan availability. The facility matures on September 8, 2013.

On December 13, 2007, the Authority issued $250.0 million of 6 3/4% exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of September 30, 2008, we had drawn $103.2 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.21 per share (currently $0.0525 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1,

2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction was $508.9 million at September 30, 2008. The revolving credit facility also restricts dividend payments unless, after giving effect to such payment, the availability under the line of credit equals or exceeds $75.0 million. None of the agreements require us to maintain specified financial ratios, except that the revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 when availability falls below $75.0 million. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at September 30, 2008 was 8.23%.

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

•	timing, costs and results of a planned new chlor-alkali plant in Geismar, Louisiana;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	the amount of unrecognized tax benefits;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products; however, we had no significant open derivative positions at September 30, 2008. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2008, we had variable rate debt of $16.5 million outstanding. All of the debt outstanding under our credit facility and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $16.5 million as of September 30, 2008 was 7.38%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at September 30, 2008, we had $500.0 million principal amount of undiscounted fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the addition of the risk factor set forth below, there have been no material changes from the risk factors as previously disclosed in Item 1A, “Risk Factors” in the 2007 Form 10-K.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, the crisis could lead to reduced demand for our products, which could have a negative impact on our revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	—	—	N/A	N/A
August 2008	—	—	N/A	N/A
September 2008	3,107	$19.29	N/A	N/A

	3,107	$19.29	N/A	N/A

(1)	The shares of common stock purchased during the third quarter of 2008 represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

Item 6.	Exhibits

Exhibit No.
10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 by and among Westlake Chemical Corporation certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: November 7, 2008	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ M. Steven Bender
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)