Form 10-K
period 2008-12-31
WESTLAKE CHEMICAL CORP
filed 2009-02-19
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2008, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on June 30, 2008 of $14.86 on the New York Stock Exchange was approximately $285 million.

There were 65,658,642 shares of the registrant’s common stock outstanding as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2009 Annual Meeting of Stockholders to be held on May 14, 2009.

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

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2008. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 22 plants (excluding plants that have subsequently been permanently closed or disposed of), constructing eight new plants (including our joint venture in China and a new fabricated products plant in Yucca, Arizona, which became operational in the first quarter of 2009) and completing numerous capacity or production line expansions. In 2008, we permanently closed one and idled another fabricated products plant due to the current economic downturn.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. As of February 15, 2009, we have 11.8 billion pounds per year of aggregate production capacity at 15 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facility in Lake Charles, Louisiana, and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 15, 2009 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,500	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	1,500	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, housewares, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE, and High-Density Polyethylene, or HDPE	980	Heavy-duty films and bags, general purpose liners (LLDPE); thin-walled food tubs, housewares, pails, totes and crates (HDPE)

Styrene	570	Disposables, packaging material, appliances, paints and coatings, resins and building materials

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

We are the third largest producer of LDPE in North America based on capacity and, in 2008, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds (combined) of LLDPE and HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to external customers as a final product in pellet form. We produce LDPE at one plant in Lake Charles and two plants in Longview, and we produce LLDPE and HDPE in one plant at Lake Charles and LLDPE in one plant in Longview. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

Styrene. Styrene is used to produce derivatives such as polystyrene, acrylonitrile butadiene styrene, unsaturated polyester and synthetic rubber. These derivatives are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 570 million pounds of styrene per year, all of which is sold to external customers. We completed a major turnaround at our styrene plant in Lake Charles in the first quarter of 2008 that increased the plant’s capacity by approximately 85 million pounds per year.

Feedstocks

We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane and butane, a heavier feedstock. During 2007, we completed a project designed to minimize our feedstock cost at one of our ethylene plants by further increasing our flexibility to use light naphtha. We receive feedstock at our Lake Charles facility through several pipelines from a variety of suppliers in Texas and Louisiana.

In addition to our internally supplied ethylene, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. In addition, we acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex and hexene at the Longview complex via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts, some of which are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract.

Marketing, Sales and Distribution

We use the majority of our Lake Charles ethylene production in our polyethylene, styrene and VCM operations. We sell the remainder to external customers. In addition, we sell our ethylene co-products to external customers. Our primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. The majority of sales in our Olefins business are made under long-term agreements. Contract volumes are established within a range. The terms of these contracts are fixed for a period, although earlier termination may occur if the parties fail to agree on price. In most cases, these contracts also contemplate extension of the term unless terminated by one of the parties.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest producers of film and flexible packaging. In 2008, no single customer accounted for 10% or more of segment net sales.

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

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a larger diameter PVC pipe plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. As of February 15, 2009, we also operated 11 PVC fabricated product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, PVC fabricated products and PVC film and sheet. The following table illustrates our production capacities at February 15, 2009 by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications

VCM	1,850	PVC

Chlorine	550	VCM, organic/inorganic chemicals, bleach

Caustic Soda	605	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	1,076	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of fabricated products from the joint venture in China (in which we have a 59% interest). Fabricated products capacity also includes 47 million pounds of PVC pipe from a plant that is currently idled.

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility, including the additional volume from our recently completed expansion, and 600 million pounds per year at our Geismar facility. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We currently have the capacity to supply approximately 50% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In October 2007, we announced our plans to expand our chlor-alkali plant at our Calvert City manufacturing complex, and in August 2008, we announced that we will construct a new chlor-alkali plant to be located at our vinyls manufacturing plant in Geismar, Louisiana. The Calvert City expansion was completed in the fourth quarter of 2008. The Geismar chlor-alkali unit is expected to be completed in 2011 and to produce 250,000 ECUs annually, bringing our total ECU capacity to 525,000 per year. These projects are expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. After the Geismar chlor-alkali unit has been completed, we expect that we will have the capacity to supply approximately 95% of our chlorine requirements through internal production.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and Calvert City has the capacity to produce approximately 50% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production.

Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and door profiles under the “Westech Building Products” brand. All of our fabricated products production is sold to external customers. All of the PVC we require for our fabricated products is produced internally. During the third quarter of 2008, we started production at a new large diameter PVC pipe facility at the Calvert City complex with a capacity of approximately 55 million pounds per year of large diameter pipe. In March 2008, we announced our plans to open a new PVC pipe plant in Yucca, Arizona to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant became operational in the first quarter of 2009 and has the capacity to produce approximately 120 million pounds of PVC pipe annually. In addition, in the first quarter of 2008, we decided to close our PVC window and door components plant in Pawling, New York with an annual capacity of 14 million pounds, and in the fourth quarter of 2008, we announced the idling of our PVC pipe plant in Van Buren, Arkansas with an annual capacity of 47 million pounds.

China Joint Venture. We own a 59% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are a local Chinese chemical company and a subsidiary of INEOS. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 145 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 300 million pounds of PVC resin. In 2006, we increased our ownership interest in this joint venture from 43% to 58%, and in 2007 we increased our ownership interest to 59%. In 2008, the joint venture began producing PVC fabricated products with an annual capacity of 33 million pounds of product.

Feedstocks

We are highly integrated along our vinyls production chain. We produce most of the ethylene and all of the VCM and PVC used in our Vinyls business, and approximately 50% of our chlorine requirements. The remainder of our chlorine requirements are purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our Calvert City facility production from the Tennessee Valley Authority under a long-term contract.

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

We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City’s geographical area to minimize transportation costs. In 2008, no customers in our Vinyls segment accounted for 10% or more of segment net sales.

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

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex.

In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3.8 million in 2008.

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

All of these administrative proceedings have been consolidated, and the case is pending before the Cabinet.

Litigation Related to the Administrative Proceedings. We have the contractual right to reconvey title to former Pond 4 back to Goodrich, and we have tendered former Pond 4 back to Goodrich under this provision. In March 2005, we sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify us for costs we incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to us. Goodrich moved to dismiss our suit against it, we filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. In March 2007, the court granted Goodrich’s motion to dismiss our claim that Goodrich is required to accept the tendered reconveyance. Although our motion for partial summary judgment was denied then, our claim for indemnification of our costs incurred in connection with Pond 4 is still pending before the court.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. We are not in a position at this time to state what effect, if any, the resolution of these proceedings could have on our financial condition, results of operations or cash flows in 2009 and later years. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations. In 2002, the National Enforcement Investigations Center, or NEIC, of the U.S. Environmental Protection Agency, or EPA, investigated our manufacturing complex in Calvert City. In early 2004, the NEIC investigated our nearby PVC plant. The EPA subsequently submitted information requests to us under the Clean Air Act and RCRA. We met with the EPA in 2004 to attempt to voluntarily resolve the notices of violation that were issued to us for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. We have recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, we believe that any amounts exceeding the recorded accruals should not materially affect our financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on our results of operations or cash flows for a particular reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of our ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified us that the EPA had referred the matter to the DOJ to bring a civil case against us alleging violations of various environmental laws and regulations. The DOJ informed us that it would seek monetary penalties and require us to implement an “enhanced LDAR” program for the ethylene units. Our representatives met with the EPA in February 2008 to conduct initial settlement discussions. While we can offer no assurance as to an outcome, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, cash flows or results of operations.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2008, we made capital expenditures of $9.1 million related to environmental compliance. We estimate that we will make capital expenditures of $4.8 million in 2009 and $10.1 million in 2010, respectively, related to environmental compliance. A significant percentage of the 2009 and 2010 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2008, we had 1,961 employees, 727 contractors and 4 consultants in the following areas:

Category	Number
Olefins segment	1,280
Vinyls segment	1,296
Corporate	116

Approximately 10% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. All of the collective bargaining agreements expire in 2009, but we expect the negotiations on future agreements will begin on time and proceed in a timely manner. We are not aware of any significant issues that might impede the process. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology

Historically, our technology strategy has been to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We own a patent portfolio of intellectual property related to the polyethylene business, as well as a research and development group that developed this intellectual property. We also need to evaluate and access third party technology for our Olefins businesses. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers as follows:

•	MW Kellogg technology and ABB Lummus Crest technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	Aspen Technology Plantelligency TM technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant;

•	Badger EBMax technology for our styrene plant at Lake Charles;

•	Novacat-T Catalyst System in connection with the production of polyethylene in Lake Charles; and

•	INEOS (successor to BP Chemicals Ltd.) for technology used to produce LLDPE and HDPE at Lake Charles and Longview.

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

Olefins industry forecasts show a significant increase in worldwide ethylene capacity over the next five years, with the largest increase in the Middle East and Asia. As a result, operating margins may not improve and could decline further in 2009 and 2010.

PVC industry operating rates dropped from peak levels in the third quarter of 2006 to much lower levels in the fourth quarter of 2008. This downturn, which impacts our Vinyls segment, was primarily due to weakness in the construction market which started in September 2006 and continued through 2008. Looking forward, North American PVC capacity is projected to increase in 2009 and 2010. Capacity growth is expected to exceed demand growth and, as a result, operating rates and margins may not improve and could decline further from 2008 levels.

The global financial crisis may have impacts on our business and financial condition.

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

We are currently restricted from incurring additional debt, other than specified permitted debt under the indenture governing our senior notes. These restrictions are based on our financial performance and may cease to restrict us in the future, but the availability of additional financing at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets. In addition, reduced levels of accounts receivables and inventory affect our credit facility borrowing base. Our credit facility allows us to borrow up to the lesser of (1) the $400 million maximum capacity and (2) the calculated borrowing base, which is based on trade receivables and inventory balances. With our reduced levels of working capital, the borrowing base of our credit facility has declined to $257.9 million as of December 31, 2008. The credit crisis could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, the crisis could lead to reduced demand for our products, which could have a negative impact on our revenues.

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

Volatility in costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs rose significantly over the past several years until the fourth quarter of 2008, due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out (FIFO) method of inventory accounting, during periods of falling raw material prices and declining sales prices, such as the fourth quarter of 2008, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results.

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

We believe that events in the Middle East have had a particular influence in the past and may continue to do so in the future. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakening of the U.S. residential housing market during recent years, and the current economic downturn, have had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.

We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. In 2008, we closed a PVC window and door components plant and announced the idling of a PVC pipe plant. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in raw material costs or lower demand in the future may cause us to further reduce operating rates, idle facilities or exit uncompetitive businesses.

Hostilities in the Middle East and/or the occurrence or threat of occurrence of terrorist attacks such as those against the United States on September 11, 2001 could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. In addition, these risks have increased in the past, and may continue to increase in the future. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.

Our inability to compete successfully may reduce our operating profits.

The petrochemical industry is highly competitive. In recent years, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of fabricated products is affected by a variety of factors, including:

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

Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets in the United States. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments began a regulatory process that led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with these regulations.

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

Members of the U.S. Congress have introduced proposals to reduce or cap the emissions of carbon dioxide and other greenhouse gases (“GHG”). Legislation that controls or limits GHG emissions could adversely affect our energy supply and costs and the costs of raw materials derived from fossil fuels. The cost of complying with any new law or regulation will depend on the details of the particular program. Any such laws and regulations could adversely affect the operation of our facilities, result in additional costs that could adversely affect our results of operations and reduce demand for our products.

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

As of December 31, 2008, we had total outstanding debt of $510.3 million. Our debt, net of restricted cash, represented approximately 23% of our total capitalization. Our annual interest expense for 2008 was $34.0 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

•

we could be more vulnerable in the event of a downturn in our business that would leave us less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions; and

•

should we pursue additional expansions of existing assets or acquisition of third party assets, the availability of additional liquidity at cost effective interest rates cannot be assured due to the current volatility of the commercial credit markets.

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

These limitations are subject to a number of important qualifications and exceptions. Our credit facility also requires us to maintain a minimum fixed charge coverage ratio or maintain a specified amount of availability under the credit facility. These covenants may adversely affect our ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt. In addition, any acceleration of debt under our credit facility will constitute a default under some of our other debt, including the indenture governing our senior notes. Also, because of our current reduced levels of working capital, the borrowing base of our revolving credit facility declined to $257.9 million as of December 31, 2008, which is below the maximum borrowing capacity of $400 million. In addition, the indenture governing our senior notes currently restricts the incurrence of additional debt by us, except for specified permitted debt (including borrowings under our credit facility, additional borrowings under one or more term loan facilities not to exceed $200 million and $100 million of other debt), because our fixed charge coverage ratio fell below 2.0 at December 31, 2008.

We may pursue acquisitions, dispositions and joint ventures and other transactions that may impact our results of operations and financial condition.

We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although these transactions are expected to yield longer-term benefits if the expected efficiencies and synergies of the transactions are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management.

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

The trading price of our common stock, which has declined substantially, may negatively impact us.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability. The market value of our common stock, which has declined significantly, is a factor in determining whether our goodwill is impaired. If current levels of market disruption and volatility continue or worsen, the market value of our common stock could decline further and result in an impairment of goodwill. A decline in the market value of our common stock could also negatively impact us in other ways, including making it more difficult for us to raise any equity capital.

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believ es,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, size, scope, cost and other matters related to the project in the Republic of Trinidad and Tobago;

•	timing and results of the planned expansion of our chlor-alkali plant at our Geismar facility;

•	timing and duration of plant idlings;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	timing and results of negotiations with respect to collective bargaining agreements;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

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

•

uncertainties associated with the United States and worldwide economies, including those due to the global economic slow down, the credit crisis and political tensions in the Middle East and elsewhere;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas(1)	Polyethylene, polyethylene wax
Calvert City, Kentucky(2)	PVC, VCM, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Bristol, Indiana	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Van Buren, Arkansas	PVC pipe (currently idled)
Yucca, Arizona(3)	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(4)	Window and door components

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Yucca facility.

(4)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, Louisiana, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.5 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. We implemented modifications to the styrene monomer plant in 2008 designed to save energy and reduce raw material consumption.

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

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.1 billion pounds per year.

In October 2007, we announced our plans to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The chlor-alkali expansion was completed in the fourth quarter of 2008 and will enhance the integration of the vinyls product chain. The expanded chlor-alkali unit added 50,000 ECUs, bringing Calvert City’s total capacity to 275,000 ECUs per year. The PVC resin plant expansion was completed in the first quarter of 2009 and increased capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. During 2008, we completed construction of a new large diameter PVC pipe facility with a capacity of approximately 55 million pounds per year of large diameter pipe.

Our vinyls facility in Geismar, Louisiana is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year with related EDC capacity. In August 2008, we announced that we will construct a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, which is expected in 2011. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales.

As of February 15, 2009, we operated 11 fabricated products plants, consisting of nine PVC pipe plants, and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our fabricated product plants is 1,076 million pounds per year.

We announced in March 2008 that we would open a new PVC pipe plant in Yucca, Arizona to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant became operational in the first quarter of 2009 with a capacity of approximately 120 million pounds of PVC pipe annually.

We decided to permanently close our Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada in the first quarter of 2008. In the fourth quarter of 2008, we announced the idling of our PVC pipe plant in Van Buren, Arkansas.

We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2014. See Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2008 pursuant to Regulation 14A with respect to our 2009 annual meeting of stockholders (the “Proxy Statement”).

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

None.

Executive Officers of the Registrant

James Chao (age 61). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 30 years of international experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us and served as our first president from 1985 to 1996. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 59). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 30 years of international experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee emeritus of Rice University.

M. Steven Bender (age 52). Mr. Bender was promoted to Senior Vice President, Chief Financial Officer and Treasurer in February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

Donald M. Condon, Jr. (age 59). Mr. Condon was appointed Senior Vice President, Olefins and Corporate Business Development in July 2008. From July 2006 to July 2008, Mr. Condon was our Senior Vice President, Corporate Planning and Business Development. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and Dupont in a variety of management and executive positions. Mr. Condon holds a B.B.A. from the University of Wisconsin.

David R. Hansen (age 58). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Wayne D. Morse (age 65). Mr. Morse has been a Senior Vice President since 1994 and was named Senior Vice President, Vinyls and Manufacturing in January 2003. In July 2004, he was named Senior Vice President, Vinyls. Mr. Morse joined us in 1990 after 23 years of service with Goodrich Corporation. He held the position of Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/VCM operations. Since joining us, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

Jeffrey L. Taylor (age 55). Mr. Taylor was promoted to Senior Vice President, Polyethylene in April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Andrew Kenner (age 44). Mr. Kenner has been our Vice President, Manufacturing since joining us in July 2008. Prior to joining us, Mr. Kenner served as Vice President and General Manager of Valero Energy Corporation’s Delaware City Refinery from September 2005 to July 2008. From August 2004 to September

2005, Mr. Kenner held the position of Vice President and General Manager of Valero’s Houston Refinery and from August 2003 to August 2004, he served as Operations Director for Valero’s Texas City Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.

George J. Mangieri (age 58). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Stephen Wallace (age 62). Mr. Wallace joined us in December 2003 as our Vice President and General Counsel and was elected Secretary in July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 13, 2009, there were 69 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2008
4th Quarter	$21.84	$12.45	$0.05250
3rd Quarter	21.93	13.20	0.05250
2nd Quarter	17.73	13.62	0.05000
1st Quarter	21.94	13.01	0.05000

Year Ended December 31, 2007
4th Quarter	$26.37	$18.50	$0.05000
3rd Quarter	31.47	24.54	0.05000
2nd Quarter	31.05	26.69	0.04000
1st Quarter	37.11	26.75	0.04000

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

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	910,329	$24.72	4,604,158
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	910,329	$24.72	4,604,158

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data(1)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$3,692,353	$3,192,178	$2,484,366	$2,441,105	$1,985,353
Gross profit	69,368	271,400	396,483	443,631	303,185
Selling, general and administrative expenses	98,908	96,679	83,232	76,598	60,238
Gain on sale of assets	—	—	—	—	(2,049)
Impairment of long-lived assets(2)	—	—	—	—	1,830

(Loss) income from operations	(29,540)	174,721	313,251	367,033	243,166
Interest expense	(33,957)	(18,422)	(16,519)	(23,717)	(39,350)
Debt retirement cost	—	—	(25,853)	(646)	(15,791)
Other income, net(3)	5,475	2,658	11,670	2,658	2,637

(Loss) income before income taxes	(58,022)	158,957	282,549	345,328	190,662
(Benefit from) provision for income taxes	(28,479)	44,228	87,990	118,511	69,940

Net (loss) income	$(29,543)	$114,729	$194,559	$226,817	$120,722

(Loss) earnings per share information(4):
Basic	$(0.45)	$1.76	$2.99	$3.49	$2.19
Diluted	$(0.45)	$1.76	$2.98	$3.48	$2.18
Weighted average shares outstanding
Basic	65,273,485	65,234,828	65,133,628	65,008,253	55,230,786
Diluted	65,316,981	65,324,326	65,254,654	65,251,109	55,355,442
Balance Sheet Data (end of period):
Cash and cash equivalents	$90,239	$24,914	$52,646	$237,895	$43,396
Working capital(5)	586,701	650,923	527,875	597,014	421,723
Total assets	2,286,989	2,569,335	2,082,098	1,827,189	1,592,453
Total debt	510,319	511,414	260,156	266,889	298,089
Stockholders’ equity	1,239,060	1,286,670	1,173,541	994,106	769,397
Cash dividends declared per share	$0.2050	$0.1800	$0.1350	$0.0975	$0.02125
Other Operating Data:
Cash flow from:
Operating activities	$186,089	$62,166	$237,184	$318,447	$150,781
Investing activities	(171,952)	(124,805)	(404,336)	(87,590)	(79,963)
Financing activities	51,188	34,907	(18,097)	(36,358)	(64,803)
Depreciation and amortization	111,926	103,514	86,262	81,241	81,075
Capital expenditures	172,561	135,725	136,258	85,760	52,710
EBITDA(6)	87,861	280,893	385,330	450,286	311,087
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,231	2,447	1,318	1,237	1,330
Ethylene, styrene and other	971	948	858	979	1,138
Vinyls Segment
Fabricated finished products	627	756	758	854	660
VCM, PVC, and other	1,538	1,467	1,289	1,223	1,097

(1)	The historical selected financial and operational data should be read together with item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	The 2004 impairments related to a PVC plant not in service and Olefins segment assets written down to fair market value.

(3)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(4)	Does not reflect the issuance of common stock in exchange for preferred stock as part of the internal reorganizations immediately prior to our initial public offering.

(5)	Working capital equals current assets less current liabilities.

(6)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net (loss) income and to cash flow from operating activities.

Reconciliation of EBITDA to Net (Loss) Income and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
EBITDA	$87,861	$280,893	$385,330	$450,286	$311,087
Less:
Benefit from (provision for) income taxes	28,479	(44,228)	(87,990)	(118,511)	(69,940)
Interest expense	(33,957)	(18,422)	(16,519)	(23,717)	(39,350)
Depreciation and amortization	(111,926)	(103,514)	(86,262)	(81,241)	(81,075)

Net (loss) income	(29,543)	114,729	194,559	226,817	120,722

Changes in operating assets and liabilities	204,818	(59,830)	20,200	40,940	(43,076)
Equity in income of unconsolidated subsidiary	(621)	(2,796)	(1,766)	(94)	(1,379)
Deferred income taxes	(13,879)	5,286	13,852	45,745	65,188
Impairment of long-lived assets	—	—	—	—	1,830
Write-off of debt issuance cost	—	—	3,623	646	4,153
Loss (gain) from disposition of fixed assets	4,900	724	2,848	4,746	(218)
Amortization of debt issue costs	954	760	850	1,456	2,097
Stock-based compensation expense	4,178	2,873	1,731	498	1,920
Provision for (recovery of) doubtful accounts	15,282	420	1,287	(2,307)	(456)

Cash flow from operating activities	$186,089	$62,166	$237,184	$318,447	$150,781

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 30 years. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. In 2003 and 2004, the olefins and vinyls markets began a cyclical recovery and operating rates and margins rose as economic growth improved and excess capacity was absorbed. These factors resulted in increased industry product margins in 2004, 2005 and 2006. In 2007 and 2008, however, weakness in the housing market contributed to lower demand, and operating margins have declined in our vinyls business. The demand for olefins products remained strong in 2007 largely due to balanced industry supply and demand fundamentals for polyethylene and strong export demand, but margins were lower due to increased feedstock costs. In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in August as customers began to anticipate lower product prices due to a weakened global economy. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued slow demand, lower operating rates and a significant operating loss in the fourth quarter of 2008.

PVC industry operating rates dropped from peak levels in the third quarter of 2006 to much lower levels in the fourth quarter of 2008. This downturn, which impacts our Vinyls segment, was primarily due to weakness in the construction market which started in September 2006 and continued through 2008. Looking forward, North American PVC capacity is projected to increase in 2009 and 2010. Capacity growth is expected to exceed demand growth and, as a result, operating rates and margins may not improve and could decline further from 2008 levels.

Olefins industry forecasts show a significant increase in worldwide ethylene capacity over the next five years, with the largest increase in the Middle East and Asia. As a result, operating margins may not improve and could decline further in 2009 and 2010.

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

In August 2008, we announced that we will construct a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar, Louisiana. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year, including the chlor-alkali expansion at our Calvert City complex described below. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently estimated to cost between $250 million and $300 million and is targeted for completion in 2011. We expect the project will be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority, issued in December 2007 for our benefit, which are currently held as restricted cash. The remaining funding will depend on our revolving credit facility, cash flow from operations, and, possibly, our ability to obtain additional financing.

We announced in March 2008 our plans to open a new PVC pipe plant in Yucca, Arizona to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant became operational in the first quarter of 2009 and has the capacity to produce approximately 120 million pounds of PVC pipe annually.

We decided to permanently close our Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada in the first quarter of 2008. In addition, during the fourth quarter of 2008, we announced the idling of our Van Buren, Arkansas PVC pipe facility. Asset impairments, severance and other costs recorded in 2008 related to the Pawling plant closure and the idling of the Van Buren plant were approximately $3.9 million.

In October 2007, we announced our plans to expand our chlor-alkali and PVC resin units and build a large diameter PVC pipe plant at our Calvert City complex. The chlor-alkali expansion was completed in the fourth quarter of 2008 and has added 50,000 ECUs of annual capacity. The chlor-alkali expansion is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. The PVC resin plant expansion was completed in the first quarter of 2009 and increased capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion is expected to enhance the integration of the vinyls product chain by consuming VCM that was previously sold on the merchant market. During the third quarter of 2008, we also completed construction of a new large diameter PVC pipe facility at the complex with a capacity of approximately 55 million pounds per year of large diameter pipe. Our annual fabricated products capacity increased to approximately 1,076 million pounds with this expansion and the completion of the Yucca plant.

Since 2006 we have been in discussions with the Government of The Republic of Trinidad and Tobago (the “Government”) to develop an ethane-based ethylene, polyethylene and other derivatives project in that country. The project has faced several major constraints, and we and the Government are discussing how to overcome those challenges. In the interim, we have suspended active work on the project.

We experienced several shut-downs and turnarounds from 2006 to 2008. In 2006, we completed a scheduled major maintenance turnaround in Calvert City. The ethylene and VCM units at Calvert City were down for 16 days while the chlor-alkali and PVC units were down for a shorter period. Sales continued during the turnaround from inventory on hand. In September 2006, we encountered mechanical problems with a compressor and related equipment at one of our ethylene units in Lake Charles, Louisiana, resulting in an unscheduled shutdown of that unit. While that unit was down, we completed a maintenance turnaround of that unit that was scheduled for early 2007. During the unit’s shut-down, we also completed portions of our project to upgrade the feedstock flexibility at our ethylene plant designed to reduce energy costs and provide for additional ethylene capacity. The unit was successfully restarted in late October 2006 and resumed full production. As a result of the Lake Charles outage, we incurred approximately $3.1 million in maintenance expense and $27.4 million in turnaround costs which were capitalized. In 2007, we completed a major turnaround for one of our ethylene units at our Lake Charles facility. The unit was shut down for approximately 30 days to complete the tie-in portion of a project designed to upgrade the feedstock flexibility of the unit in order to reduce energy costs and provide for additional ethylene capacity. The cost of the turnaround of approximately $8.3 million was capitalized. In addition, during the first and second quarters of 2008 we performed a major turnaround of our styrene plant in Lake Charles. The unit was shut down for a total of 48 days to perform a major maintenance turnaround and revamp project designed to increase energy efficiency and slightly increase capacity. The cost of this turnaround was approximately $17.5 million, which was capitalized. Also, during August and September 2008, we shut down our vinyls facilities at our Geismar, Louisiana complex and our olefins facilities at our Lake Charles, Louisiana complex due to Hurricanes Gustav and Ike. Both complexes sustained minimal damage from the hurricanes; however, the energy and power shortages caused by the hurricanes affected many suppliers and, as a consequence, the Lake Charles facilities were shut down for approximately three weeks due to the two hurricanes, while the Geismar facilities were shut down for approximately one and a half weeks due to Hurricane Gustav. In addition, one of our ethylene units in Lake Charles was idled during December 2008 due to significant customer inventory destocking and resulting weakened demand for our derivative products. A maintenance turnaround initially scheduled for this unit for the first half of 2009 has been brought forward to be performed during this down time, and the facility is expected to resume operations in the first quarter of 2009.

Results of Operations

Segment Data

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$1,724,671	$1,545,639	$783,968
Ethylene, styrene and other	823,253	629,414	585,612

Total olefins	2,547,924	2,175,053	1,369,580

Vinyls
Fabricated finished products	428,461	497,610	596,461
VCM, PVC, and other	715,968	519,515	518,325

Total vinyls	1,144,429	1,017,125	1,114,786

Total	$3,692,353	$3,192,178	$2,484,366

(Loss) income from operations
Olefins	$(40,145)	$152,563	$160,875
Vinyls	17,877	29,991	157,918
Corporate and other	(7,272)	(7,833)	(5,542)

Total (loss) income from operations	(29,540)	174,721	313,251
Interest expense	(33,957)	(18,422)	(16,519)
Debt retirement costs	—	—	(25,853)
Other income, net	5,475	2,658	11,670
Benefit from (provision for) income taxes	28,479	(44,228)	(87,990)

Net (loss) income	$(29,543)	$114,729	$194,559

(Loss) earnings per diluted share	$(0.45)	$1.76	$2.98

	2008		2007
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	+19.6%	-2.5%	+3.3%	+55.5%
Vinyls	+16.5%	-4.0%	-17.4%	+8.6%
Company average	+18.7%	-3.0%	-4.7%	+33.2%

	2008	2007	2006
Average industry prices(1)
Ethane (cents/lb)	30.1	26.7	22.1
Propane (cents/lb)	33.4	28.6	23.9
Ethylene (cents/lb)(2)	58.5	48.8	48.1
Polyethylene (cents/lb)(3)	89.4	76.3	74.4
Styrene (cents/lb)(4)	73.2	68.2	64.8
Caustic ($/short ton)(5)	687.5	332.1	300.6
Chlorine ($/short ton)(6)	269.2	316.3	330.0
PVC (cents/lb)(7)	57.0	60.0	60.3

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.

(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.

(5)	Represents average North American average acquisition prices of caustic soda over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents North American contract prices of PVC over the period as reported by CMAI. During 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices.

Summary

For the year ended December 31, 2008, we had a net loss of $29.5 million, or $0.45 per diluted share, on net sales of $3,692.4 million. This represents a decrease of $144.2 million, or $2.21 per diluted share, from the year ended December 31, 2007 net income of $114.7 million, or $1.76 per diluted share, which included a tax benefit of $8.0 million, or $0.12 per diluted share, related to a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. Sales for the year ended December 31, 2008 increased from 2007 sales of $3,192.2 million to $3,692.4 million, primarily due to higher average sales prices for all of the major products. A significant increase in product prices in the first three quarters of 2008 was reversed in the fourth quarter of 2008 as prices fell in response to lower demand and the sharp drop in feedstock costs. The 2008 net loss is largely the result of a $109.6 million net loss in the fourth quarter of 2008, primarily due to the sharp drop in product prices, resulting in a significant negative operating margin. The loss from operations was $29.5 million for the year ended December 31, 2008 as compared to income from operations of $174.7 million for the year ended December 31, 2007. The 2008 results have been negatively impacted by a number of factors, including the sharp drop in operating income in the fourth quarter of 2008 as discussed in the following paragraph, the effects of Hurricanes Gustav and Ike, higher raw material, natural gas and electricity costs, lower PVC pipe sales volume and a loss from trading activities. Our Olefins segment benefited from high operating rates through much of 2008 largely due to balanced industry supply and demand fundamentals for polyethylene; however, this segment experienced a sharp drop in product demand that began in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy. This was followed by a sharp drop in product prices in the fourth quarter of 2008, which resulted in continued slow demand, lower operating rates and significantly lower operating margins. In addition, Olefins margins were negatively impacted by rising feedstock, natural gas and electricity costs and a trading loss of $9.4 million in 2008 compared to a trading loss of $1.0 million in 2007. Our Vinyls segment results in 2008 were relatively flat compared to 2007 as lower margins and volumes for downstream products, primarily due to the poor construction market, were mostly offset by higher caustic margins.

The fourth quarter 2008 operating loss was $165.8 million as compared to operating income in the fourth quarter of 2007 of $20.0 million, a decrease of $185.8 million. The significant loss in the fourth quarter of 2008 was primarily due to a sharp drop in product prices, a significant drop in sales volumes and operating rates and an increase in the allowance for doubtful accounts. The sharp drop in product prices in the fourth quarter of 2008 was primarily due to a collapse in feedstock prices. For ethane and propane, our two primary raw materials, average industry prices dropped 56.5% and 60.2%, respectively, from September 30, 2008 to December 31, 2008. As a result, polyethylene and PVC resin industry prices dropped 41.4% and 31.3%, respectively, during the same period. It generally takes 60 to 90 days from the time our feedstock is purchased, converted into finished goods, inventoried and sold. As a result of utilizing the first-in, first-out (FIFO) method of inventory accounting, and the rapid drop in feedstock costs and product prices in the fourth quarter, we had very high feedstock costs recorded in cost of sales in the fourth quarter of 2008, while our product sales prices were based on lower market sales prices due to the weakened demand for the products. This resulted in significant inventory losses, inclusive of transportation and other distribution costs, and $22.0 million of adjustments due to the valuation of inventory at the lower of cost or market prices, in the fourth quarter of 2008. In addition, our plants operated at reduced rates in the fourth quarter of 2008 due to the general weakened demand as a result of the continued deterioration in the U.S. and global economies, and as a reaction to the concurrent sharp drop in product prices. In an effort to manage the build-up of excess inventory, and to control costs, we elected to idle one of our ethylene units in Lake Charles, Louisiana that was scheduled for a major maintenance turnaround in the first quarter of 2009. The maintenance work is being performed early during this downtime and the facility is expected to resume operations in the first quarter of 2009. The fourth quarter of 2008 gross profit was negatively impacted by approximately $168.0 million due to the inventory losses and the expensing of unabsorbed fixed manufacturing costs related to the drop in operating rates. In addition, during the fourth quarter of 2008 we increased the allowance for doubtful accounts by $8.9 million, which is a direct result of the current economic environment.

2008 Compared with 2007

Net Sales. Net sales increased by $500.2 million to $3,692.4 million in 2008 from $3,192.2 million in 2007. This increase was primarily due to higher average sales prices for all of our major products and higher sales volumes for PVC resin, partially offset by lower sales volumes for polyethylene and PVC pipe. Average sales prices for 2008 increased by 18.7% as compared to 2007. Overall sales volume decreased by 3.0% in 2008 as compared to 2007.

Gross Profit. Gross profit percentage decreased to 1.9% in 2008 from 8.5% in 2007. This decrease was primarily due to the inventory losses and unabsorbed fixed manufacturing costs of approximately $168.0 million recorded in the fourth quarter of 2008. Our raw material costs in both segments normally track industry prices, which experienced an increase of 12.7% for ethane and 16.8% for propane in 2008 as compared to 2007. In addition, we experienced a $9.4 million loss in connection with trading activity for 2008 compared to a $1.0 million loss for 2007, an unfavorable change of $8.4 million (see Note 10 to the consolidated financial statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 2.3%, in 2008 as compared to 2007. The increase was primarily due to a $10.9 million increase in the allowance for doubtful accounts, directly attributable to the current economic environment. This increase was partially offset by transition costs related to the acquisition of the Longview facilities incurred in the first four months of 2007 and a reduction in legal expenses.

Interest Expense. Interest expense in 2008 increased by $15.6 million to $34.0 million from $18.4 million in 2007, primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6 3/4% senior notes in the fourth quarter of 2007.

Other Income, Net. Other income, net increased by $2.8 million to $5.5 million in 2008 from $2.7 million in 2007 primarily due to higher interest income from the restricted cash balance associated with our 6 3/4% senior notes, higher equity income from our joint venture in China and a $0.9 million write-down of a long-term investment in 2007.

Income Taxes. The effective income tax rate was 49.1% in 2008 as compared to 27.8% in 2007. The 2008 tax rate was above the statutory rate of 35% primarily due to state tax credits and a reduction of gross unrecognized tax benefits, partially offset by state income taxes, all being applied to a loss before income taxes. The 2007 tax rate was below the statutory rate of 35% primarily due to state tax credits, a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $372.8 million, or 17.1%, to $2,547.9 million in 2008 from $2,175.1 million in 2007. This increase was primarily due to higher sales prices for all major products, partially offset by lower sales volumes for polyethylene. Average sales prices for the Olefins segment increased by 19.6% in 2008 from 2007.

Income from Operations. Income from operations decreased by $192.7 million to a loss of $40.1 million in 2008 from income of $152.6 million in 2007. This decrease was primarily due to a loss from operations of $136.3 million in the fourth quarter of 2008 during which lower production, weakened product demand and a sharp drop in industry pricing resulted in negative margins. Industry polyethylene prices fell from September 30, 2008 to December 31, 2008 due to the collapse in energy and feedstock costs in the fourth quarter. As a result of utilizing the FIFO method of inventory accounting and the unprecedented drop in feedstock costs and product prices in the fourth quarter, we had very high feedstock costs recorded in our cost of sales in the fourth quarter of 2008 while our product prices were based on current costs. Other contributing factors for the decrease in 2008 included an increase in feedstock, natural gas and electricity costs in the first nine months of 2008. Due to market conditions, we were unable to increase prices to fully compensate for increased costs. Additionally, the impact of Hurricanes Gustav and Ike, which caused two separate outages at the Lake Charles plant during the third quarter of 2008, lower sales volumes for polyethylene and a trading loss of $9.4 million in 2008 as compared to a trading loss of $1.0 million in 2007. In addition, these decreases in operating income were only partially offset by higher average sales prices in 2008. Results for 2007 were negatively impacted by a major turnaround and an unscheduled outage at our Lake Charles ethylene units.

Vinyls Segment

Net Sales. Net sales increased by $127.3 million, or 12.5%, to $1,144.4 million in 2008 from $1,017.1 million in 2007. This increase was primarily due to higher sales prices for all major products and increased PVC resin sales volumes. Average sales prices for the Vinyls segment increased by 16.5% in 2008 as compared to 2007. These increases were partially offset by lower sales volumes for VCM and fabricated products.

Income from Operations. Income from operations decreased by $12.1 million to $17.9 million in 2008 from $30.0 million in 2007. This decrease was primarily due to weakness in the construction market, which continues to negatively affect demand and product pricing in our vinyls downstream businesses. In addition, the closure of our Pawling, New York facility in the first quarter of 2008 and the idling of our Van Buren PVC pipe plant in the fourth quarter of 2008 negatively impacted income from operations as severance, asset impairments and other related costs totaled approximately $3.9 million in 2008. Partially offsetting these decreases were higher margins for caustic. Results for 2007 were negatively impacted by $6.7 million due to a legal settlement and expenses associated with the litigation.

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

Income from Operations. Income from operations decreased by $8.3 million, or 5.2%, to $152.6 million in 2007 from $160.9 million in 2006. This decrease was primarily due to a significant increase in raw material costs and a trading loss of $1.0 million in 2007 as compared to a trading gain of $18.6 million in 2006. These decreases in operating income were almost entirely offset by earnings from our Longview facility which was acquired in November 2006. There were several price increases during 2007 for our major olefins products, but margins were still below 2006 levels due to higher feedstock costs. Results for the 2006 period were negatively impacted by an unscheduled outage at our Lake Charles ethylene facility.

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

Cash Flows

Operating Activities

Operating activities provided cash of $186.1 million in 2008 compared to $62.2 million in 2007. The $123.9 million increase in cash flows from operating activities was primarily due to changes in working capital, partially offset by lower income from operations in 2008 and higher turnaround costs. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, provided cash of $126.1 million in 2008, compared to $149.6 million of cash used in 2007, an increase in cash provided of $275.7 million. In 2008, accounts receivable decreased by $148.9 million largely due to lower sales prices and volumes in the fourth quarter of 2008, and inventory decreased by $199.9 million due primarily to lower valuation and an aggressive inventory reduction strategy in the fourth quarter of 2008 that included a significant reduction in operating rates. Accounts payable and accrued liabilities decreased by $230.0 million during 2008 largely as a result of lower feedstock costs and operating rates in the fourth quarter of 2008. The primary reason for the $149.6 million use of cash related to working capital in 2007 was due to an increase in accounts receivable of $200.7 million and an increase in inventory of $71.6 million, partially offset by an increase in accounts payable and accrued liabilities of $120.8 million.

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

Investing Activities

Net cash used for investing activities during 2008 was $172.0 million compared to $124.8 million in 2007. Capital expenditures were $172.6 million in 2008 compared to $135.7 million in 2007. The 2008 capital expenditures included significant expenditures related to our expansions at our Calvert City complex and the new PVC pipe plant in Yucca, Arizona. The 2007 period included significant expenditures related to a project designed to upgrade the feedstock flexibility in one of our ethylene units. The remaining capital expenditures in 2008 and 2007 primarily related to maintenance capital, safety and environmental projects. A significant percentage of the 2009 and 2010 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. In addition, we received $8.0 million as an adjustment to the purchase price of the Longview facility in 2007.

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

Financing Activities

Net cash provided by financing activities during 2008 was $51.2 million compared to cash provided by financing activities of $34.9 million during 2007. In 2007, we issued $250.0 million of our 6 3/4% senior notes to evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority, a political subdivision of the State of Louisiana (the “Authority”), under a loan agreement related to the Authority’s 6 3/4% tax-exempt revenue bonds. During 2007, $48.1 million of the proceeds of this issuance were used to fund capital projects in Louisiana. The balance of the proceeds, net of expenses, from this issuance is classified as restricted cash on the consolidated balance sheets because of the restricted permitted uses of such proceeds. The 2008 activity was primarily related to $68.2 million in draw-downs of this restricted cash for use for eligible capital expenditures, partially offset by the $13.5 million payment of cash dividends. The remainder of our 2007 financing activities was related to borrowings and payments under our revolving credit facility. We also paid $11.8 million in cash dividends in 2007.

Net cash provided by financing activities during 2007 was $34.9 million compared to cash used by financing activities of $18.1 million during 2006. In 2007, we issued $250.0 million of our 6 3/4% senior notes to evidence and secure our obligations to the Authority, under a loan agreement related to the Authority’s 6 3/4% tax-exempt revenue bonds. $48.1 million of the proceeds of this issuance were utilized to fund capital projects in Louisiana. The balance of the proceeds, net of expenses, from this issuance is classified as restricted cash on the December 31, 2007 consolidated balance sheet because of the restricted permitted uses of such proceeds. The remainder of our financing activities was related to borrowings and payments under our revolving credit facility. We also paid $11.8 million in cash dividends in 2007.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. In August 2008, we announced the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. We expect this project will cost between $250 million and $300 million and will be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Authority, issued in December 2007 for our benefit, which are currently held as restricted cash. The remaining funding will depend on our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. We believe that our sources of liquidity as described above will be adequate to fund our normal operations and on-going capital expenditures. In addition, in response to the declining economic conditions, we have increased our focus on cost cutting and working capital reduction to improve our liquidity. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. As of December 31, 2008, the indenture governing our senior notes restricted us from incurring additional debt, except for specified permitted debt (including borrowings under our credit facility, additional borrowings under one or more term loan facilities in an amount not to exceed $200 million and $100 million of other debt), because our fixed charge coverage ratio fell below 2.0 at December 31, 2008. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the current economic downturn and the credit crisis, our management believes that our revolving credit facility should be available up to our borrowing capacity, if needed. At December 31, 2008, the borrowing base of our credit facility has declined to $257.9 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $224.6 million at December 31, 2008, which included cash and cash equivalents of $90.2 million and restricted cash of $134.4 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of December 31, 2008, our long-term debt, including current maturities, totaled $510.3 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.6 million), $250.0 million of 6 3/4% senior notes due 2032 and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make specified distributions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution) of borrowing availability, including cash, under the credit facility. At December 31, 2008, we had no borrowings under the revolving credit facility. Subsequent to the latest amendment, any borrowings under the facility would bear interest at either LIBOR plus 3.00% or the prime rate plus 1.50%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on our average daily borrowings. All interest rates under the facility are subject to quarterly grid pricing adjustments based on average daily loan availability. The facility matures on September 8, 2013. As of December 31, 2008, we had outstanding letters of credit totaling $14.2 million and loan availability of $257.9 million under the facility.

On December 13, 2007 the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of December 31, 2008, we had drawn $116.4 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. One such restriction currently restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), because our fixed charge coverage ratio fell below 2.0 at December 31, 2008. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0525 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction would have been $451.6 million at December 31, 2008; however, because our fixed charge coverage ratio was below 2.0, the actual amount allowed was restricted to the payment of our regular quarterly dividend of up to $0.20 per share. The revolving credit facility also restricts distributions unless, after giving effect to such payment, our fixed charge coverage ratio is at least 1.0, provided that we may also make specified distributions when our fixed charge coverage ratio falls below 1.0 but we maintain at least between $125 million to $200 million (depending on the amount of the distributions) of borrowing availability, including cash, under the credit facility. No other agreements require us to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2008 and 2007 was 1.08% and 3.69%, respectively.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our normal operating needs for the foreseeable future.

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2008 relating to long-term debt, operating leases, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include pension liabilities, post-retirement medical liabilities, deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule. Long-term liabilities for pension and post-retirement liabilities totaled $36.9 million as of December 31, 2008. See the discussion in Note 12 to the consolidated financial statements for more information.

	Payment Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$510.3	$—	$—	$—	$510.3
Operating leases	133.7	29.4	46.8	24.6	32.9
Unconditional purchase obligations	46.9	28.0	11.6	3.9	3.4
Interest payments	528.7	33.6	67.1	67.1	360.9

Total	$1,219.6	$91.0	$125.5	$95.6	$907.5

Other Commercial Commitments
Standby letters of credit	$14.2	$14.2	$—	$—	$—

Long-Term Debt. Long-term debt consists of the 6 5/8% senior notes, the 6 3/4% senior notes and the tax-exempt waste disposal revenue bonds.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase ethylene, power, nitrogen, oxygen, wastewater treatment services, product storage and pipeline usage. The ethylene obligation included above is based on a December 31, 2008 price and is subject to price variation in the future. We also have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2008 and assume contractual amortization payments.

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

The estimated useful lives of long-lived assets range from three to 25 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $111.9 million, $103.5 million and $86.3 million in 2008, 2007 and 2006, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. In 2008, we had a major turnaround at our styrene facility in Lake Charles. In 2007, we had a major turnaround at one of our ethylene units at our Lake Charles facility. In 2006, we had a major turnaround at our Calvert City facility and at one of our ethylene units in Lake Charles. Total costs deferred on these turnarounds were $16.5 million in 2008, $13.3 million in 2007 and $33.1 million in 2006. Amortization in 2008, 2007 and 2006 of previously deferred turnaround costs was $11.2 million, $10.5 million and $4.9 million, respectively. As of December 31, 2008, capitalized turnaround costs, net of accumulated amortization, totaled $43.6 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments and certain other elected assets. Under the purchase method of accounting, the excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. We use all available information to make these fair value determinations, including the engagement of third-party consultants. As of December 31, 2008, our recorded goodwill was $30.0 million, all of which was associated with the acquisition of our Longview facilities. In addition, we record all derivative instruments and certain inventory balances associated with our trading strategy at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 10 to the consolidated financial statements for more information.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2008, a hypothetical $0.10 increase in the price of a gallon of ethane would have decreased our income before taxes by $1.8 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have decreased our income before taxes by $0.1 million. Additional information concerning derivative commodity instruments appears in Note 10 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2008, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2008) and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The interest rate for our variable rate debt of $10.9 million as of December 31, 2008 was 1.08%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2008, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2008 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting located on page 45 in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company elected to change the manner in which it accounts for the fair value of certain financial assets and financial liabilities in 2008.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2009

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$90,239	$24,914
Accounts receivable, net	347,323	507,463
Inventories, net	327,967	527,871
Prepaid expenses and other current assets	6,838	14,232
Deferred income taxes	26,622	17,705

Total current assets	798,989	1,092,185
Property, plant and equipment, net	1,197,452	1,126,212
Equity investment	30,107	29,486
Restricted cash	134,432	199,450
Other assets, net	126,009	122,002

Total assets	$2,286,989	$2,569,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$112,833	$314,951
Accrued liabilities	99,455	126,311

Total current liabilities	212,288	441,262
Long-term debt	510,319	511,414
Deferred income taxes	280,486	287,965
Other liabilities	44,836	42,024

Total liabilities	1,047,929	1,282,665

Commitments and contingencies (Notes 7 and 17)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,658,142 and 65,487,119 shares issued and outstanding in 2008 and 2007, respectively	657	655
Additional paid-in capital	435,581	431,197
Retained earnings	814,873	857,872
Accumulated other comprehensive income
Benefits liability, net of tax	(13,339)	(9,234)
Cumulative translation adjustment	1,288	6,180

Total stockholders’ equity	1,239,060	1,286,670

Total liabilities and stockholders’ equity	$2,286,989	$2,569,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands of dollars except per share data)
Net sales	$3,692,353	$3,192,178	$2,484,366
Cost of sales	3,622,985	2,920,778	2,087,883

Gross profit	69,368	271,400	396,483
Selling, general and administrative expenses	98,908	96,679	83,232

(Loss) income from operations	(29,540)	174,721	313,251
Other income (expense)
Interest expense	(33,957)	(18,422)	(16,519)
Debt retirement cost	—	—	(25,853)
Other income, net	5,475	2,658	11,670

(Loss) income before income taxes	(58,022)	158,957	282,549
(Benefit from) provision for income taxes	(28,479)	44,228	87,990

Net (loss) income	$(29,543)	$114,729	$194,559

(Loss) earnings per common share:
Basic	$(0.45)	$1.76	$2.99

Diluted	$(0.45)	$1.76	$2.98

Weighted average shares outstanding:
Basic	65,273,485	65,234,828	65,133,628
Diluted	65,316,981	65,324,326	65,254,654

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)		Total
	Number of Shares	Amount				Benefits Liability Net of Tax(1)	Cumulative Foreign Currency Exchange
Balances at December 31, 2005	65,121,850	651	424,537	569,164	(971)	(1,976)	2,701	994,106
Net income	—	—	—	194,559	—	—	—	194,559
Other comprehensive loss	—	—	—	—	—	(258)	(441)	(699)

Total comprehensive income								193,860
Stock options exercised	124,253	1	1,848	—	—	—	—	1,849
Stock-based compensation, net of tax on exercised stock	22,482	1	1,508	—	971	—	—	2,480
Adoption of SFAS 158	—	—	—	—	—	(9,952)	—	(9,952)
Dividends paid	—	—	—	(8,802)	—	—	—	(8,802)

Balances at December 31, 2006	65,268,585	653	427,893	754,921	—	(12,186)	2,260	1,173,541
Net income	—	—	—	114,729	—	—	—	114,729
Other comprehensive income	—	—	—	—	—	2,952	3,920	6,872

Total comprehensive income								121,601
Stock options exercised	21,874	—	328	—	—	—	—	328
Stock-based compensation, net of tax on exercised stock	196,660	2	2,976	—	—	—	—	2,978
Dividends paid	—	—	—	(11,778)	—	—	—	(11,778)

Balances at December 31, 2007	65,487,119	655	431,197	857,872	—	(9,234)	6,180	1,286,670
Net loss	—	—	—	(29,543)	—	—	—	(29,543)
Other comprehensive loss	—	—	—	—	—	(4,105)	(4,892)	(8,997)

Total comprehensive loss								(38,540)
Stock options exercised	14,899	—	208	—	—	—	—	208
Stock-based compensation, net of tax on exercised stock	156,124	2	4,176	—	—	—	—	4,178
Dividends paid	—	—	—	(13,456)	—	—	—	(13,456)

Balances at December 31, 2008	65,658,142	$657	$435,581	$814,873	$—	$(13,339)	$1,288	$1,239,060

(1)	Includes minimum pension liability, net of tax in 2005.

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands of dollars)
Cash flows from operating activities
Net (loss) income	$(29,543)	$114,729	$194,559
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	111,926	103,514	86,262
Provision for doubtful accounts	15,282	420	1,287
Amortization of debt issue costs	954	760	850
Stock-based compensation expense	4,178	2,873	1,731
Loss from disposition of fixed assets	4,900	724	2,848
Write-off of debt issuance cost	—	—	3,623
Deferred income taxes	(13,879)	5,286	13,852
Equity in income of joint venture	(621)	(2,796)	(1,766)
Changes in operating assets and liabilities
Accounts receivable	148,852	(200,657)	(7,411)
Inventories	199,904	(71,595)	(47,275)
Prepaid expenses and other current assets	7,394	1,854	(6,724)
Accounts payable	(202,865)	77,441	59,150
Accrued liabilities	(27,183)	43,313	(15,549)
Other, net	(33,210)	(13,700)	(48,253)

Net cash provided by operating activities	186,089	62,166	237,184

Cash flows from investing activities
Additions to property, plant and equipment	(172,561)	(135,725)	(136,258)
Additions to equity investments	—	(308)	(4,574)
Acquisition of business	—	8,043	(235,674)
Purchases of short-term investments	—	—	(216,510)
Sales and maturities of short-term investments	—	—	216,510
Settlements of derivative instruments	(199)	2,995	(28,052)
Proceeds from disposition of assets	808	190	222

Net cash used for investing activities	(171,952)	(124,805)	(404,336)

Cash flows from financing activities
Proceeds from exercise of stock options	208	328	1,849
Dividends paid	(13,456)	(11,778)	(8,802)
Proceeds from borrowings	851,635	326,584	249,185
Repayments of borrowings	(852,812)	(325,407)	(256,000)
Utilization of restricted cash	68,248	48,124	—
Capitalized debt issuance costs	(2,635)	(2,944)	(4,329)

Net cash provided by (used for) financing activities	51,188	34,907	(18,097)

Net increase (decrease) in cash and cash equivalents	65,325	(27,732)	(185,249)
Cash and cash equivalents at beginning of the year	24,914	52,646	237,895

Cash and cash equivalents at end of the year	$90,239	$24,914	$52,646

Supplemental cash flow information
Interest paid	$33,622	$19,077	$21,449
Income taxes paid	$42,683	$16,190	$90,886

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China, but it accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) an interpretation of ARB No. 51,” and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Undistributed earnings from the joint venture included in retained earnings were $6,124 as of December 31, 2008.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $3,198, $2,181 and $3,593 in 2008, 2007 and 2006,

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

respectively. Repair and maintenance costs are charged to operations as incurred. SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. Based on the Company’s evaluation, at this time it has been determined that the Company’s assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, no material asset retirement obligations have been recorded.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment	25
Ethylene pipeline	35
Other	3-10

Fair Value Estimates.

The Company develops estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments and certain other elected assets. Under the purchase method of accounting, the excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company uses all available information to make these fair value determinations, including the engagement of third-party consultants. In addition, the Company records all derivative instruments and certain inventory balances associated with the Company’s trading strategy at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 10 for more information on the determination of fair value.

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

Impairment of Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144. As of December 31, 2008, the Company’s recorded goodwill was $29,990, all of which was associated with the acquisition of the Company’s Longview facilities, which is reflected in the Olefins segment. The annual impairment testing for the recorded goodwill was performed as of October 31, 2008 and did not result in an impairment.

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

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2008 and 2007, the net exchange balance receivable of $9,398 and $13,825 was included in accounts receivable, net.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized.

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

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges, and the Company assesses counter party nonperformance risk. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 10 for a summary of the carrying value and fair value of derivative instruments.

During 2008, 2007 and 2006, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS No. 133. Consequently, gains and losses from changes in the fair value of all the commodity derivative instruments used in 2008, 2007 and 2006 were included in earnings. During 2006, the Company entered into a foreign currency hedge to minimize foreign exchange risk on a firm commitment, and the settlement of this hedge occurred in 2007. This hedge had no significant impact on the Company’s results of operations in 2007 or 2006.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt as of December 31, 2008 differs from the carrying value due to the issuance of fixed rate senior

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

notes in 2006 and 2007. See Note 10 for a summary of financial instruments where fair value differs from carrying amounts. The fair value of financial instruments is estimated quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring, nonfinancial assets and nonfinancial liabilities. Nonrecurring, nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption of SFAS 157 has not had a material impact on the Company’s financial position or results of operations. In addition, the adoption of this statement with respect to nonrecurring, nonfinancial assets and liabilities in the future is not expected to have a material impact on the Company’s financial position or results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, as discussed above.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although we have made such election with respect to some inventory related to trading activity, it has not had a significant impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and the Company cannot estimate any impact this statement may have on the Company’s consolidated results of operations or financial position as any potential business combinations after the implementation date are unknown.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 requires greater transparency related to the reasons the Company uses derivative instruments, how derivative instruments are accounted for and how they affect the Company’s financial position and consolidated results of operations. SFAS 161 is effective for fiscal years beginning after January 15, 2008, and the Company will comply with any necessary disclosure requirements beginning with its 2009 interim financial statements.

2. (Loss) Earnings per Share

The following table reconciles the denominator for the basic and diluted (loss) earnings per share computations shown in the consolidated statements of operations:

	2008	2007	2006
Weighted average common shares—basic	65,273	65,235	65,134
Plus incremental shares from assumed conversion:
Options	26	79	107
Restricted stock	18	10	14

Weighted average common shares—diluted	65,317	65,324	65,255

There are no adjustments to “Net (loss) income” for the diluted earnings per share computations.

3. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2008	2007
Trade customers	$293,318	$498,073
Affiliates	1,226	1,365
Allowance for doubtful accounts	(14,438)	(3,546)

	280,106	495,892
Federal and state taxes	54,886	7,932
Other	12,331	3,639

Accounts receivable, net	$347,323	$507,463

4. Inventories

Inventories consist of the following at December 31:

	2008	2007
Finished products	$173,982	$332,882
Feedstock, additives, and chemicals	119,881	164,832
Materials and supplies	42,415	38,058

	336,278	535,772
Allowance for inventory obsolescence	(8,311)	(7,901)

Inventories, net	$327,967	$527,871

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

At December 31, 2008, the Company elected to measure $9,917 of feedstock inventory at fair value pursuant to SFAS 159 as this inventory is being held as part of a trading strategy to reduce feedstock price volatility risk. The fair value is determined using market-based pricing for this commodity. The consolidated statement of operations for 2008 reflects a loss of $1,966 from changes in the fair value of this inventory in cost of sales and the net effect on the Company’s deferred tax liability was $730.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2008	2007
Land	$12,358	$12,358
Building and improvements	109,544	100,847
Plant and equipment	1,800,178	1,674,141
Other	97,291	89,053

	2,019,371	1,876,399
Less: Accumulated depreciation	(927,910)	(866,481)

	1,091,461	1,009,918
Construction in progress	105,991	116,294

Property, plant and equipment, net	$1,197,452	$1,126,212

Depreciation expense on property, plant and equipment of $93,137, $85,421, and $74,879 is included in cost of sales in the consolidated statements of operations in 2008, 2007 and 2006, respectively.

6. Other Assets

Other assets consist of the following:

	2008			2007			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible Assets:
Technology licenses	$44,533	$(34,507)	$10,026	$43,487	$(31,940)	$11,547	14
Patents	6,503	(1,355)	5,148	6,503	(704)	5,799	10
Customer relationships	17,649	(2,828)	14,821	17,649	(1,471)	16,178	13
Goodwill	29,990	—	29,990	29,990	—	29,990
Other	1,161	—	1,161	1,161	—	1,161

Total intangible assets	99,836	(38,690)	61,146	98,790	(34,115)	64,675
Note receivable from affiliate	5,529	—	5,529	5,529	—	5,529
Turnaround costs	73,001	(29,383)	43,618	56,527	(18,157)	38,370	5
Debt issuance cost	12,967	(4,262)	8,705	10,332	(3,308)	7,024	9
Other, net	12,046	(5,035)	7,011	10,860	(4,456)	6,404	2

Total other assets	$203,379	$(77,370)	$126,009	$182,038	$(60,036)	$122,002

Amortization expense on other assets of $19,743, $18,853 and $12,233 is included in the consolidated statement of operations in 2008, 2007 and 2006, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Scheduled amortization of intangible assets for the next five years is as follows: $4,637, $4,595, $4,092, $2,648 and $2,643 in 2009, 2010, 2011, 2012 and 2013, respectively.

7. Debt

Long-term debt consists of the following at December 31:

	2008	2007
6 5/8% senior notes due 2016	$249,430	$249,348

Revolving line of credit due 2013	—	1,177
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bond due 2027	10,889	10,889

	$510,319	$511,414

On September 8, 2008, the Company amended its senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300,000 to $400,000. On February 5, 2009, the Company further amended the revolving credit facility to allow the Company to make specified distributions when the fixed charge coverage ratio falls below 1.0 but the Company maintains at least $125 million to $200 million (depending on the amount of distributions) of borrowing availability, including cash, under the credit facility. At December 31, 2008, the Company had no borrowings under the revolving credit facility. Subsequent to the latest amendment, any borrowings under the facility would bear interest at either LIBOR plus 3.00% or the prime rate plus 1.50%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to quarterly grid pricing adjustments based on average daily loan availability. The revolving credit facility matures on September 8, 2013. At December 31, 2008, the Company had outstanding letters of credit under the revolving credit facility totaling $14,172 and loan availability of $257,925 under the facility.

On December 13, 2007, the Louisiana Local Government Environmental Facilities and Community Development Authority (the “Authority”) issued $250,000 of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the loan agreement, the Company entered into a second supplemental indenture, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250,000 aggregate principal amount of the Company’s 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the senior notes. As of December 31, 2008, the Company had drawn $116,372 of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

On January 13, 2006, the Company issued $250,000 of 6 5/8% aggregate principal amount of senior notes due 2016. The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $815. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the notes.

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. One such restriction currently restricts the Company from incurring additional debt, except specified permitted debt (including borrowings under the Company’s credit facility), because the Company’s fixed charge coverage ratio fell below 2.0 at December 31, 2008. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.0525 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction would have been $451,634 at December 31, 2008; however, because the Company’s fixed charge coverage ratio was below 2.0, the actual amount allowed was restricted to the payment of the Company’s regular quarterly dividend of up to $0.20 per share. The revolving credit facility also restricts distributions unless, after giving effect to such payment, the fixed charge coverage ratio is at least 1.0, provided that the Company may also make specified distributions when the fixed charge coverage ratio falls below 1.0 but the Company maintains at least between $125 million to $200 million (depending on the amount of the distributions) of borrowing availability, including cash, under the credit facility. No other agreements require the Company to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict the Company’s ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance the Company’s construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at December 31, 2008 and 2007 was 1.08% and 3.69%, respectively.

The weighted average interest rate on all long-term debt was 6.6% at both December 31, 2008 and 2007.

There are no maturities of long-term debt until 2016, except for maturities of borrowings under the revolving credit facility.

8. Stockholders’ Equity

The Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating approximately $13,456, $11,778 and $8,802 in 2008, 2007 and 2006, respectively.

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

9. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a ten year term and vest either (1) ratably on an annual basis over a three to five year period or (2) in one-half increments on the five year and nine and one-half year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five year period, (2) at the end of a three year period or (3) in one-half increments on the five year and nine and one-half year anniversaries of the award date. The total recognized compensation expense related to the 2004 Plan was $4,178, $2,873 and $1,731 during 2008, 2007 and 2006, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense of all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs on a straight-line basis over the requisite service period of the award for only those shares expected to vest.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Option activity and changes during 2008 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	677,243	$26.43
Granted	259,021	19.40
Exercised	(14,899)	14.50
Cancelled	(11,036)	18.53

Outstanding at December 31, 2008	910,329	24.72	7.8	$308

Exercisable at December 31, 2008	279,965	20.56	6.2	308

For options outstanding at December 31, 2008, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.50 – $20.83	431,226	7.8
$25.42 – $36.10	479,103	7.8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during 2008, 2007 and 2006 was $98, $290 and $2,046, respectively.

As of December 31, 2008, $4,446 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.0 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	2008 Options	2007 Options	2006 Options
Weighted average fair value	$7.52	$14.15	$14.87
Risk-free interest rate	5.0%	4.5%	4.8%
Expected life in years	6 – 7	6 – 10	6 – 7
Expected volatility	35.0%	33.2%	34.0%
Expected dividend yield	1.0%	0.5%	0.3%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of December 31, 2008 and changes during 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	228,761	$31.45
Granted	158,311	19.32
Forfeited	(2,187)	25.00
Vested	(21,453)	29.98

Non-vested at December 31, 2008	363,432	26.32

As of December 31, 2008, there was $5,566 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during 2008, 2007 and 2006 was $376, $592 and $407, respectively.

10. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. In 2008, 2007 and 2006, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS 133. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2008, 2007 and 2006 were included in earnings. During 2006, the Company entered into a foreign currency hedge to minimize foreign currency risk on a firm purchase commitment, and the settlement of this hedge occurred in 2007. This hedge had no significant impact on the Company’s results of operations in 2007 or 2006.

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

The Company had a net loss of $9,386 in connection with trading activity for the year ended December 31, 2008 compared to a net loss of $1,022 and a net gain of $18,643 for the years ended December 31, 2007 and 2006, respectively. All of the 2008 net loss was related to derivative losses. Of the 2007 net loss, $7,710 related to derivative losses, partially offset by $6,688 in gains on the sale of related physical feedstock positions. Of the 2006 net gain, $13,842 related to derivative gains and $4,801 related to the sale of related feedstock positions. Gains and losses in connection with trading activity are included in cost of sales. The fair value of net risk management liability balances of $5,327 and $6,415 were included in current liabilities in the Company’s consolidated balance sheets as of December 31, 2008 and December 31, 2007, respectively. Under SFAS 157, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The following table summarizes the classification of inventory held as part of a trading strategy and net trading liabilities by fair value measurement level at December 31, 2008:

	Level 1	Level 2	Total
Inventory (See Note 4)	$—	$9,917	$9,917
Net risk management liabilities	$(6,002)	$675	$(5,327)

The fair and carrying value of the Company’s derivative commodity instruments and financial instruments as of December 31, 2008 and December 31, 2007 is summarized below:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$1,346	$1,346	$1,244	$1,244
Crude oil futures contracts	(7,348)	(7,348)	(7,349)	(7,349)
Other forward/futures contracts	675	675	(310)	(310)

Financial Instruments:
6 3/4% senior notes due 2032	$250,000	$136,325	$250,000	$248,750
6 5/8% senior notes due 2016	249,430	137,500	249,348	237,188

11. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognized no adjustments upon adoption in the liability for unrecognized income tax benefits.

The gross unrecognized tax benefits as of December 31 are as follows:

	2008	2007
Beginning balance	$9,472	$9,637
Additions based on tax position related to current year	—	300
Reductions due to tax settlements	(2,198)	—
Reductions due to statutes of limitations expiring	(2,220)	(465)

Ending balance	$5,054	$9,472

Management anticipates reductions to the total amount of gross unrecognized tax benefits of an additional $1,570 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had approximately $3,289 of accrued gross interest and penalties related to uncertain tax positions. The Company increased the accrued interest and penalties by approximately $762 during 2008. There was also a reduction in interest and penalties of $2,969 due to the settlement of tax audits and expiring statutes of limitations resulting in a net decrease of $2,207 for 2008.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to examinations by tax authorities before the year 2001. During the second quarter of 2008, the Internal Revenue Service completed the audit of the Company for the tax years 2005 and 2006.

The components of (loss) income before taxes for the years ended December 31 are as follows:

	2008	2007	2006
Domestic	$(53,488)	$157,234	$277,521
Foreign	(4,534)	1,723	5,028

	$(58,022)	$158,957	$282,549

The Company’s income tax (benefit) provision for the years ended December 31 consists of the following:

	2008	2007	2006
Current
Federal	$(13,990)	$38,081	$76,268
State	308	1,266	(2,536)
Foreign	(918)	(405)	406

	(14,600)	38,942	74,138

Deferred
Federal	(8,920)	18,104	13,267
State	(4,330)	(12,530)	148
Foreign	(629)	(288)	437

	(13,879)	5,286	13,852

Total (benefit) provision	$(28,479)	$44,228	$87,990

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense for each of the years indicated is as follows:

	2008	2007	2006
(Benefit) provision for federal income tax at statutory rate	$(20,308)	$55,635	$98,892
State income tax provision net of federal income tax effect	(693)	1,114	3,608
Tax benefit	(1,636)	(8,000)	—
Foreign tax	(1,547)	(693)	843
Foreign earnings	1,587	(603)	(1,760)
Extra-territorial income exclusion benefit	—	—	(1,050)
Manufacturing deduction	—	(1,995)	(2,380)
Tax exempt interest income	(1,040)	(522)	(2,519)
Contingent tax liability	(5,418)	76	(6,538)
Other, net	576	(784)	(1,106)

	$(28,479)	$44,228	$87,990

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The 2008 and 2007 tax benefits resulted from a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. The 2008 contingent tax liability is for federal and state contingent liabilities released due to the related statutes of limitations expiring and audit settlements. The 2006 contingent tax liability is for federal and state contingent liabilities released due to the related statutes of limitations expiring and audit settlements.

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2008	2007	2006
Net operating loss carryforward	$13,900	$11,450	$10,307
Credit carryforward	1,952	2,376	406
Accruals	19,999	16,764	16,742
Allowance for doubtful accounts	850	1,131	1,141
Inventories	19,350	8,414	8,478
Other	5,034	4,313	2,725

Deferred taxes assets—total	61,085	44,448	39,799

Property, plant and equipment	(294,832)	(296,698)	(287,560)
Turnaround costs	(16,281)	(14,408)	(14,137)
Other	812	368	(387)

Deferred tax liabilities—total	(310,301)	(310,738)	(302,084)

Valuation allowance	(4,648)	(3,970)	(3,667)

Total net deferred tax liabilities	$(253,864)	$(270,260)	$(265,952)

Balance sheet classifications
Current deferred tax asset	$26,622	$17,705	$15,876
Deferred tax liability	(280,486)	(287,965)	(281,828)

Total net deferred tax liabilities	$(253,864)	$(270,260)	$(265,952)

At December 31, 2008, the Company had a foreign net operating loss and state net operating loss carryforward of approximately $2,735 and $316,967, respectively, which will expire in varying amounts between 2009 and 2029 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a state net operating loss valuation allowance has been recorded. The valuation allowance of $3,667 was recorded in 2006 and then increased by $303 in 2007 due to state law changes related to apportionment and by $678 in 2008 due to additional state losses. During 2006, the Company acquired the Longview facility as discussed in Note 14. The deferred tax liabilities of $47,536 associated with the acquisition of the Longview facility are included in total net deferred tax liabilities at December 31, 2006. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The working capital adjustment along with other adjustments resulted in a decrease in deferred tax liabilities of $2,568 associated with the acquisition. The final adjustment resulted in a final deferred tax liability balance of $44,968 being included in total net deferred tax liabilities at December 31, 2007.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $6,124 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

12. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. Through 2007, the Company matched 50% of an employee’s contribution up to 6% of such employee’s compensation. Beginning January 1, 2008, the Company matches 100% of an employee’s contribution up to the first 4% of such employee’s compensation. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2008, 2007 and 2006, the Company charged approximately $4,591, $3,266 and $2,693, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2008, 2007 and 2006, the Company charged approximately $4,016, $3,459 and $2,641, respectively, to expense for these contributions.

The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees’ pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company’s acquisition of the facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31. The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $1,400 for the salaried plan and $100 for the wage plan in 2009. The accumulated benefit obligation was $37,860, $36,707 and $34,213 at December 31, 2008, 2007 and 2006, respectively.

The Company also provides post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Details of the pension and post-retirement healthcare plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2008	2007	2006	2008	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$42,001	$39,344	$34,779	$20,609	$24,448	$22,597
Service cost	986	1,041	1,066	101	283	361
Interest cost	2,374	2,228	1,885	1,096	584	512
Actuarial loss (gain)	(1,613)	580	2,630	(485)	(3,660)	1,533
Benefits paid	(1,433)	(1,192)	(1,016)	(1,176)	(1,046)	(555)

Benefit obligation, end of year	$42,315	$42,001	$39,344	$20,145	$20,609	$24,448

Change in plan assets
Fair value of plan assets beginning of year	31,448	30,541	26,149	—	—	—
Actual return	(7,160)	2,099	2,910	—	—	—
Employer contribution	1,395	—	2,498	1,176	1,046	555
Benefits paid	(1,433)	(1,192)	(1,016)	(1,176)	(1,046)	(555)

Fair value of plan assets end of year	$24,250	$31,448	$30,541	$—	$—	$—

Funded status, end of year	$(18,065)	$(10,553)	$(8,803)	$(20,145)	$(20,609)	$(24,448)

Reconciliation of funded status
Funded status	$(18,065)	$(10,553)	$(8,803)	$(20,145)	$(20,609)	$(24.448)

Net amount recognized	$(18,065)	$(10,553)	$(8,803)	$(20,145)	$(20,609)	$(24,448)

Amounts recognized in the statement of financial position
Current liabilities	$—	$—	$—	$(1,305)	$(1,249)	$(572)
Noncurrent liabilities	(18,065)	(10,553)	(8,803)	(18,840)	(19,360)	(23,876)

Net amount recognized	$(18,065)	$(10,553)	$(8,803)	$(20,145)	$(20,609)	$(24,448)

Amounts recognized in accumulated other comprehensive income (OCI)
Net loss	$16,492	$9,010	$8,663	$2,594	$3,257	$7,393
Transition obligation	—	—	—	342	456	569
Prior service cost	265	584	902	828	1,040	1,361

Total before tax(1)	$16,757	$9,594	$9,565	$3,764	$4,753	$9,323

(1)	For 2008, after-tax totals for pension benefits and post-retirement healthcare benefits were $10,892 and $2,447, respectively. The sum of these amounts ($13,339) is reflected in stockholders’ equity as OCI. For 2007, after-tax totals for pension benefits and post-retirement healthcare benefits were $6,144 and $3,090, respectively. The sum of these amounts ($9,234) is reflected in stockholders’ equity as OCI. For 2006, the after-tax totals for pension benefits and post-retirement healthcare benefits were 6,171 and 6,015, respectively. The sum of these amounts ($12,186) is reflected in stockholders’ equity as OCI.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

	Pension Benefits			Post-retirement Healthcare
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$986	$1,041	$1,066	$101	$283	$361
Interest cost	2,374	2,228	1,885	1,096	584	512
Expected return on plan assets	(2,483)	(2,396)	(2,201)	—	—	—
Net amortization	866	848	717	504	910	707

Net periodic benefit cost	$1,743	$1,721	$1,467	$1,701	$1,777	$1,580

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$8,030	$877	$5,925	$(485)	$(3,660)	$7,720
Transition obligation	—	—	—	—	—	683
Prior service cost	—	—	—	—	—	1,627
Amortization of net loss	(548)	(530)	(399)	(178)	(476)	(327)
Amortization of transition obligation	—	—	—	(114)	(114)	(114)
Amortization of prior service cost	(318)	(318)	(318)	(212)	(320)	(266)

Total recognized in OCI	$7,164	$29	$5,208	$(989)	$(4,570)	$9,323

Total net periodic benefit cost and OCI	$8,907	$1,750	$6,675	$712	$(2,793)	$10,903

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2009 are expected to be $318 and $1,406, respectively. The estimated transition obligation, prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2009 are expected to be $114, $212 and $112, respectively.

Weighted average assumptions as of year end	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	5.8%	5.8%	5.8%	5.5%	4.7%
Expected return on plan assets	8.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Pension	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$1,587	$1,305
Year 2	$1,784	$1,482
Year 3	$1,994	$1,672
Year 4	$2,188	$1,845
Year 5	$2,441	$1,981
Year 6 to 10	$15,056	$9,463

With an average rate of return below 8% for 2008, the Company has decided to leave the return on asset assumption at 8% as of January 1, 2009. This decision is based on input from the Company’s third-party independent actuary and the pension fund trustee. The discount rate is based on representative published high quality bond indices which indicate the general level of rates. Beginning in 2008, the discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

	Pension Benefit— Salaried			Pension Benefit— Wage
Asset allocation for years ended:	2008	2007	2006	2008	2007	2006
Cash	3%	0%	0%	3%	0%	0%
Fixed income	36%	39%	40%	36%	39%	40%
Equity	61%	61%	60%	61%	61%	60%

	100%	100%	100%	100%	100%	100%

The pension fund investment policy allowed the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 60% equities and 40% fixed income. The Company expects the 60/40 investment policy to remain for the near future.

13. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2008, 2007 and 2006, the Company incurred and paid lease payments of approximately $1,495, $1,390 and $1,269, respectively.

In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received in 2008 or 2007, but interest payments of $161 were received in 2006 and are included in other income, net in the consolidated statement of operations. The Company and the affiliate have agreed to defer all interest and principal payments under these loans until 2010. The loan amounts are included in other assets, net in the accompanying consolidated balance sheet.

During the years ended December 31, 2008, 2007 and 2006, the Company and subsidiaries charged affiliates $676, $678 and $955, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $332 and $729 as of December 31, 2008 and 2007, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.

14. Acquisitions

On November 30, 2006, the Company acquired Eastman Chemical Company’s polyethylene business, related assets and a 200 mile, 10 inch pipeline from Mont Belvieu, Texas to Longview, Texas for a purchase price of $235,028, subject to further adjustment based on final values of working capital at the purchase date. During the second quarter of 2007, the Company received $8,043 to settle the working capital adjustment. The adjustment resulted in a final purchase price of $226,985. This adjustment, along with other purchase price adjustments, has resulted in a goodwill balance of $29,990 at December 31, 2008.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The following unaudited consolidated pro forma information is provided with respect to the acquisition assuming it occurred on January 1, 2006:

2006
Net sales	$3,185,332
Income before income taxes	345,839
Net income	234,875
Earnings per common share:
Basic	3.61
Diluted	3.60

The pro forma net earnings above assumes an income tax provision at the Company’s estimated federal and state income tax rate for the respective year. The information is presented for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2006 or of future operating performance.

15. Plant Closures

The Company decided to permanently close the Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada in the first quarter of 2008. During the fourth quarter of 2008, the Company announced the idling of the PVC pipe plant in Van Buren, Arkansas, which had an annual capacity of 47 million pounds. Asset impairments, severance and other costs recorded in 2008 related to these closures were $3,850.

16. Other Income, net

Other income, net consists of the following for the years ended December 31:

	2008	2007	2006
Management services	$902	$678	$955
Interest income	4,560	2,892	10,074
Franchise taxes	(549)	(1,689)	(1,128)
Equity in income of unconsolidated subsidiary	621	2,796	1,766
Write-down of long-term investment	—	(923)	—
Other	(59)	(1,096)	3

	$5,475	$2,658	$11,670

17. Commitments and Contingencies

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex.

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,790 in 2008.

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

All of these administrative proceedings have been consolidated, and the case is pending before the Cabinet.

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

against it. In March 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. Although the Company’s motion for partial summary judgment was denied then, the Company’s claim for indemnification of its costs incurred in connection with Pond 4 is still pending before the court.

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

Environmental Investigations. In 2002, the National Enforcement Investigations Center, or NEIC, of the U.S. Environmental Protection Agency, or EPA, investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company has recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The DOJ informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The Company’s representatives met with the EPA in February 2008 to conduct initial settlement discussions. While the Company can offer no assurance as to an outcome, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2008, future minimum lease commitments were as follows:

2009	$29,379
2010	26,659
2011	20,128
2012	14,199
2013	10,385
Thereafter	32,912

$133,662

Rental expense, net of railcar mileage credits, was approximately $41,765, $39,432 and $32,461 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. During 2006, one customer accounted for 11.1% of net sales in the Olefins segment. No single customer accounted for more than 10% of sales in the Olefins segment in 2008 or 2007.

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

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s eleven regional plants. During 2008, no single customer accounted for more than 10% of sales in the Vinyls segment. During 2007, two customers in the Company’s Vinyls segment accounted for 27.6% of segment net sales, one accounting for 16.4% and one accounting for 11.2%. In 2006, two customers accounted for 26.4% of Vinyls segment sales, one accounting for 13.4% and one accounting for 13.0%.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

The accounting policies of the individual segments are the same as those described in Note 1.

	2008	2007	2006
Net external sales
Olefins
Polyethylene	$1,724,671	$1,545,639	$783,968
Ethylene, styrene and other	823,253	629,414	585,612

Total olefins	2,547,924	2,175,053	1,369,580

Vinyls
Fabricated finished products	$428,461	$497,610	$596,461
VCM, PVC, and other	715,968	519,515	518,325

Total vinyls	1,144,429	1,017,125	1,114,786

	$3,692,353	$3,192,178	$2,484,366

Intersegment sales
Olefins	$95,156	$83,091	$131,277
Vinyls	2,120	1,152	1,077

	$97,276	$84,243	$132,354

(Loss) income from operations
Olefins	$(40,145)	$152,563	$160,875
Vinyls	17,877	29,991	157,918
Corporate and other	(7,272)	(7,833)	(5,542)

	$(29,540)	$174,721	$313,251

Depreciation and amortization
Olefins	$78,227	$67,948	$51,741
Vinyls	33,501	35,419	34,391
Corporate and other	198	147	130

	$111,926	$103,514	$86,262

Other income (expense), net
Olefins	$8	$155	$(12)
Vinyls	162	234	216
Corporate and other	5,305	2,269	11,466

	5,475	2,658	11,670
Debt retirement cost	—	—	(25,853)

	$5,475	$2,658	$(14,183)

Capital expenditures
Olefins	$54,947	$75,248	$92,360
Vinyls	115,030	55,253	41,028
Corporate and other	2,584	5,224	2,870

	$172,561	$135,725	$136,258

Total assets
Olefins	$1,275,762	$1,612,146
Vinyls	651,678	664,745
Corporate and other	359,549	292,444

	$2,286,989	$2,569,335

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

A reconciliation of total segment income from operations to consolidated income before taxes is as follows:

	2008	2007	2006
(Loss) income from operations for reportable segments	$(29,540)	$174,721	$313,251
Interest expense	(33,957)	(18,422)	(16,519)
Debt retirement cost	—	—	(25,853)
Other income, net	5,475	2,658	11,670

(Loss) income before taxes	$(58,022)	$158,957	$282,549

Geographic Information

	2008	2007	2006
Sales to external customers(a)
United States	$3,275,860	$2,816,744	$2,219,164
Foreign
Canada	318,969	290,654	230,567
Singapore	25,235	25,314	191
Other	72,289	59,466	34,444

	$3,692,353	$3,192,178	$2,484,366

Long-lived assets
United States	1,184,078	$1,113,365	$1,065,965
Foreign	13,374	12,847	10,938

	$1,197,452	$1,126,212	$1,076,903

(a)	Revenues are attributed to countries based on location of customer.

19. Subsequent Events

On February 5, 2009, the Company amended its revolving credit facility. See Note 7 for additional information regarding this amendment.

On February 13, 2009 the Company’s board of directors declared a quarterly dividend of $0.0525 per share of common stock payable on March 23, 2009 to holders of record on March 9, 2009 aggregating approximately $3,450.

20. Guarantor Disclosures

The Company’s payment obligations under the senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$88,368	$69	$1,802	$—	$90,239
Accounts receivable, net	145,598	286,941	(2,241)	(82,975)	347,323
Inventories, net	—	317,312	10,655	—	327,967
Prepaid expenses and other current assets	763	5,830	245	—	6,838
Deferred income taxes	26,388	—	234	—	26,622

Total current assets	261,117	610,152	10,695	(82,975)	798,989
Property, plant and equipment, net	—	1,184,078	13,374	—	1,197,452
Equity investment	1,621,068	23,250	30,107	(1,644,318)	30,107
Restricted cash	134,432	—	—	—	134,432
Other assets, net	44,735	111,332	5,971	(36,029)	126,009

Total assets	$2,061,352	$1,928,812	$60,147	$(1,763,322)	$2,286,989

Current liabilities
Accounts payable	$20,052	$91,626	$1,155	$—	$112,833
Accrued liabilities	15,872	83,263	324	(4)	99,455

Total current liabilities	35,924	174,889	1,479	(4)	212,288
Long-term debt	499,430	127,798	2,094	(119,003)	510,319
Deferred income taxes	280,395	—	91	—	280,486
Other liabilities	6,543	38,293	—	—	44,836
Stockholders’ equity	1,239,060	1,587,832	56,483	(1,644,315)	1,239,060

Total liabilities and stockholders’ equity	$2,061,352	$1,928,812	$60,147	$(1,763,322)	$2,286,989

Condensed Consolidating Financial Information as of December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$16,173	$96	$8,645	$—	$24,914
Accounts receivable, net	183,723	492,974	(2,307)	(166,927)	507,463
Inventories, net	—	515,465	12,406	—	527,871
Prepaid expenses and other current assets	10	13,867	355	—	14,232
Deferred income taxes	17,344	—	361	—	17,705

Total current assets	217,250	1,022,402	19,460	(166,927)	1,092,185
Property, plant and equipment, net	—	1,113,365	12,847	—	1,126,212
Equity investment	1,671,979	23,250	29,486	(1,695,229)	29,486
Restricted cash	199,450	—	—	—	199,450
Other assets, net	43,053	109,302	5,677	(36,030)	122,002

Total assets	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

Current liabilities
Accounts payable	$29,319	$284,658	$974	$—	$314,951
Accrued liabilities	16,654	108,702	1,055	(100)	126,311

Total current liabilities	45,973	393,360	2,029	(100)	441,262
Long-term debt	500,525	213,647	102	(202,860)	511,414
Deferred income taxes	286,603	—	1,362	—	287,965
Other liabilities	11,961	30,063	—	—	42,024
Stockholders’ equity	1,286,670	1,631,249	63,977	(1,695,226)	1,286,670

Total liabilities and stockholders’ equity	$2,131,732	$2,268,319	$67,470	$(1,898,186)	$2,569,335

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,653,091	$46,182	$(6,920)	$3,692,353
Cost of sales	—	3,584,253	45,652	(6,920)	3,622,985

	—	68,838	530	—	69,368
Selling, general and administrative expenses	2,523	90,435	5,950	—	98,908

Loss from operations	(2,523)	(21,597)	(5,420)	—	(29,540)
Interest expense	(12,056)	(21,655)	(246)	—	(33,957)
Other (expense) income, net	(21,279)	282	1,132	25,340	5,475

Income (loss) before income taxes	(35,858)	(42,970)	(4,534)	25,340	(58,022)
Benefit from income taxes	(6,315)	(20,617)	(1,547)	—	(28,479)

Net (loss) income	$(29,543)	$(22,353)	$(2,987)	$25,340	$(29,543)

Condensed Consolidating Financial Information for the Year Ended December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,153,061	$47,435	$(8,318)	$3,192,178
Cost of sales	—	2,882,695	46,401	(8,318)	2,920,778

	—	270,366	1,034	—	271,400
Selling, general and administrative expenses	1,534	92,257	2,888	—	96,679

Income (loss) from operations	(1,534)	178,109	(1,854)	—	174,721
Interest expense	733	(19,155)	—	—	(18,422)
Other income (expense), net	115,074	(1,555)	3,578	(114,439)	2,658

Income (loss) before income taxes	114,273	157,399	1,724	(114,439)	158,957
Provision for (benefit from) income taxes	(456)	45,377	(693)	—	44,228

Net income (loss)	$114,729	$112,022	$2,417	$(114,439)	$114,729

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2006

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,445,236	$49,557	$(10,427)	$2,484,366
Cost of sales	—	2,054,820	43,490	(10,427)	2,087,883

	—	390,416	6,067	—	396,483
Selling, general and administrative expenses	1,648	77,995	3,589	—	83,232

Income (loss) from operations	(1,648)	312,421	2,478	—	313,251
Interest expense	(3,123)	(13,396)	—	—	(16,519)
Other income (expense), net	139,589	356	2,551	(156,679)	(14,183)

Income (loss) before income taxes	134,818	299,381	5,029	(156,679)	282,549
Provision for (benefit from) income taxes	(59,741)	146,887	844	—	87,990

Net income (loss)	$194,559	$152,494	$4,185	$(156,679)	$194,559

Condensed Consolidating Financial Information for the Year Ended December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net (loss) income	$(29,543)	$(22,353)	$(2,987)	$25,340	$(29,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	954	108,557	3,369	—	112,880
Provision for (recovery of) doubtful accounts	—	15,380	(98)	—	15,282
Stock-based compensation expense	—	4,034	144	—	4,178
Loss from disposition of fixed assets	—	4,900	—	—	4,900
Deferred income taxes	(12,921)	—	(958)	—	(13,879)
Equity in income of joint venture	—	—	(621)	—	(621)
Net changes in working capital and other	(21,338)	142,773	(3,203)	(25,340)	92,892

Net cash (used for) provided by operating activities	(62,848)	253,291	(4,354)	—	186,089
Cash flows from investing activities
Additions to property, plant and equipment	—	(170,032)	(2,529)	—	(172,561)
Additions to equity investments	—	—	—	—	—
Acquisition of business	—	—	—	—	—
Settlements of derivative instruments	—	(199)	—	—	(199)
Proceeds from deposition of assets	—	808	—	—	808

Net cash used for investing activities	—	(169,423)	(2,529)	—	(171,952)
Cash flows from financing activities
Intercompany financing	83,855	(83,895)	40	—	—
Proceeds from exercise of stock options	208	—	—	—	208
Dividends paid	(13,456)	—	—	—	(13,456)
Proceeds from borrowings	851,635	—	—	—	851,635
Repayments of borrowings	(852,812)	—	—	—	(852,812)
Utilization of restricted cash	68,248	—	—	—	68,248
Capitalized debt issuance costs	(2,635)	—	—	—	(2,635)

Net cash provided by (used for) financing activities	135,043	(83,895)	40	—	51,188
Net increase (decrease) in cash and cash equivalents	72,195	(27)	(6,843)	—	65,325
Cash and cash equivalents at beginning of the year	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of the year	$88,368	$69	$1,802	$—	$90,239

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(dollars in thousands, except per share data)

21. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008(1)
Net sales	$915,061	$1,106,449	$1,073,735	$597,108
Gross profit (loss)	36,704	96,460	71,787	(135,583)
Income from operations	13,859	73,576	48,788	(165,763)
Net income (loss)	5,387	47,273	27,364	(109,567)
Basic and diluted earnings (loss) per common share(2)	$0.08	$0.72	$0.42	$(1.68)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007(1)
Net sales	$718,802	$782,664	$840,160	$850,552
Gross profit	57,889	84,431	86,060	43,020
Income from operations	32,666	62,279	59,755	20,021
Net income	19,672	37,890	38,341	18,826
Basic and diluted earnings per common share	$0.30	$0.58	$0.59	$0.29

(1)	See the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the 2008 and 2007 results.

(2)	Basic and diluted earnings (loss) per common share (“EPS”) for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 45 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2008, as stated in their report that appears on page 46 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation.

On February 12, 2009, the Compensation Committee of the Board of Directors of Westlake set 2009 base salaries and bonus targets for certain executive officers of the Company (and determined the amount of 2008 bonuses payable in 2009 to such executive officers).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Item 14.	Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2008.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(1)	Balance at End of Year
2008	$3,546	$15,282	$(4,390)	$14,438
2007	$3,287	$420	$(161)	$3,546
2006	$3,460	$1,287	$(1,460)	$3,287

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(2)	Balance at End of Year
2008	$7,901	$2,063	$(1,653)	$8,311
2007	$7,940	$177	$(216)	$7,901
2006	$8,110	$43	$(213)	$7,940

(1)	Primarily accounts receivable written off during the period.

(2)	Inventory written off during the period.

(a)(3) Exhibits

Exhibit No.	Exhibit
2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.7	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008).

10.2	First amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2009).

Exhibit No.	Exhibit
10.3+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.4+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.5+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.6+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.7+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.8	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.9+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.10+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.11+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.12+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.13+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.15+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.17+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.18+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.19+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.20+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

Exhibit No.	Exhibit
10.21+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.22+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.23+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.24	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 19, 2009	/s/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2009

/s/ M. STEVEN BENDER M. Steven Bender	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2009

/s/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2009

/s/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 19, 2009

/s/ ALBERT CHAO Albert Chao	Director	February 19, 2009

/s/ E. WILLIAM BARNETT E. William Barnett	Director	February 19, 2009

/s/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 19, 2009

/s/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 19, 2009

/s/ MAX L. LUKENS Max L. Lukens	Director	February 19, 2009

/s/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 19, 2009

Exhibit Index

Exhibit No.	Exhibit
2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.7	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008).

10.2	First amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2009).

Exhibit No.	Exhibit
10.3+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.4+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.5+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.6+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.7+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.8	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004 ).

10.9+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.10+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.11+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.12+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.13+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.15+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.17+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.18+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.19+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.20+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

Exhibit No.	Exhibit
10.21+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.22+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.23+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.24	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.