Form 10-Q
period 2009-03-31
WESTLAKE CHEMICAL CORP
filed 2009-05-06
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of April 28, 2009 was 65,924,543.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$179,343	$90,239
Accounts receivable, net	281,011	347,323
Inventories, net	283,873	327,967
Prepaid expenses and other current assets	10,294	6,838
Deferred income taxes	26,617	26,622

Total current assets	781,138	798,989
Property, plant and equipment, net	1,210,748	1,197,452
Equity investment	31,870	30,107
Restricted cash	120,763	134,432
Other assets, net	143,701	126,009

Total assets	$2,288,220	$2,286,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$132,904	$112,833
Accrued liabilities	79,255	99,455

Total current liabilities	212,159	212,288
Long-term debt	510,339	510,319
Deferred income taxes	289,397	280,486
Other liabilities	45,217	44,836

Total liabilities	1,057,112	1,047,929
Commitments and Contingencies (Notes 13 and 16)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,924,043 and 65,658,142 shares issued and outstanding in 2009 and 2008, respectively	659	657
Additional paid-in capital	436,902	435,581
Retained earnings	805,337	814,873
Accumulated other comprehensive income
Benefits liability, net of tax	(12,989)	(13,339)
Cumulative translation adjustment	1,199	1,288

Total stockholders’ equity	1,231,108	1,239,060

Total liabilities and stockholders’ equity	$2,288,220	$2,286,989

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands of dollars, except per share data and share amounts)
Net sales	$488,251	$915,061
Cost of sales	468,187	878,357

Gross profit	20,064	36,704
Selling, general and administrative expenses	20,967	22,845

(Loss) income from operations	(903)	13,859
Other income (expense)
Interest expense	(8,596)	(8,528)
Other income, net	2,477	2,408

(Loss) income before income taxes	(7,022)	7,739
(Benefit from) provision for income taxes	(947)	2,352

Net (loss) income	$(6,075)	$5,387

Basic and diluted (loss) earnings per share	$(0.09)	$0.08

Weighted average shares outstanding:
Basic	65,797,273	65,561,552
Diluted	65,797,273	65,587,292

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands of dollars)
Cash flows from operating activities
Net (loss) income	$(6,075)	$5,387
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	28,987	26,001
(Recovery of) provision for bad debts	(90)	84
Amortization of debt issue costs	318	219
Stock-based compensation expense	1,309	947
Loss from disposition of fixed assets	293	2,385
Deferred income taxes	8,105	1,163
Equity in income of joint venture	(1,763)	(1,068)
Changes in operating assets and liabilities
Accounts receivable	66,402	42,790
Inventories	44,094	(4,180)
Prepaid expenses and other current assets	(3,456)	3,244
Accounts payable	20,818	(54,893)
Accrued liabilities	(19,873)	(35,658)
Other, net	(18,766)	(14,675)

Net cash provided by (used for) operating activities	120,303	(28,254)

Cash flows from investing activities
Additions to property, plant and equipment	(32,792)	(42,984)
Acquisition of business	(6,297)	—
Proceeds from disposition of assets	—	214
Settlements of derivative instruments	(1,352)	319

Net cash used for investing activities	(40,441)	(42,451)

Cash flows from financing activities
Proceeds from the exercise of stock options	14	—
Dividends paid	(3,461)	(3,282)
Proceeds from borrowings	—	300,800
Repayment of borrowings	—	(257,427)
Utilization of restricted cash	14,026	13,546
Capitalized debt issuance costs	(1,337)	—

Net cash provided by financing activities	9,242	53,637

Net increase (decrease) in cash and cash equivalents	89,104	(17,068)
Cash and cash equivalents at beginning of period	90,239	24,914

Cash and cash equivalents at end of period	$179,343	$7,846

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2008 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 19, 2009. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2008.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008 and the changes in its cash position for the three months ended March 31, 2009 and 2008.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2009 or any other interim period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized on a nonrecurring basis, and the adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to November 15, 2008. The Company adopted SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are recognized on a nonrecurring basis as of January 1, 2009, and such adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. The Company adopted SFAS 160 as of January 1, 2009. This statement does not have any impact on the Company’s consolidated financial statements as there are no noncontrolling interests in the Company’s consolidated subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices. The Company has complied with necessary disclosure requirements beginning with the interim financial statements included in this Quarterly Report on Form 10-Q. See Note 7 to the consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments, such as the Company’s restricted stock awards, are participating securities prior to vesting for inclusion in the computation of earnings per share. The

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

guidance in this FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the computation of earnings per share. The Company’s unvested restricted stock awards contain rights to dividends, so this FSP applies to the Company’s earnings per share computation. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. As a result, the Company has amended its computation of weighted average common shares for purposes of its basic and diluted earnings per share calculations in the interim financial statements included in this Quarterly Report on Form 10-Q. The earnings per share calculation for the three months ended March 31, 2008 has also been amended to reflect the new computation, but the change in the calculation was insignificant and did not change the originally reported earnings per basic and diluted share of $0.08 for the three months ended March 31, 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This would require additional disclosures about investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. FSP FAS 132(R)-1 is effective January 1, 2009 and early application is permitted. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. We will expand our disclosures in accordance with FSP FAS 132(R)-1 in our annual report on Form 10-K for the year ending December 31, 2009; however, the adoption of this standard is not expected to have a significant impact on our consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS 107, “Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. This FSP also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2009	December 31, 2008
Trade customers	$246,876	$293,318
Affiliates	1,270	1,226
Allowance for doubtful accounts	(13,705)	(14,438)

	234,441	280,106
Federal and state taxes	27,971	54,886
Other	18,599	12,331

Accounts receivable, net	$281,011	$347,323

3. Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished products	$149,096	$173,982
Feedstock, additives and chemicals	98,996	119,881
Materials and supplies	43,566	42,415

	291,658	336,278
Allowance for inventory obsolescence	(7,785)	(8,311)

Inventories, net	$283,873	$327,967

4. Property, Plant and Equipment

Depreciation expense on property, plant and equipment of $24,061 and $21,954 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

5. Other Assets

Amortization expense on other assets of $5,244 and $4,266 is included in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

6. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). The Company utilizes the fair value method to account for these awards, and the total compensation expense related to the 2004 Plan was $1,309 and $947 for the three months ended March 31, 2009 and 2008, respectively.

Option activity and changes during the three months ended March 31, 2009 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	910,329	$24.72
Granted	493,540	14.24
Exercised	(500)	14.50
Cancelled	(642)	25.24

Outstanding at March 31, 2009	1,402,727	$21.03	8.4	$217

Exercisable at March 31, 2009	398,732	$21.54	6.7	$22

For options outstanding at March 31, 2009, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	904,856	8.8
$20.83 - $27.22	98,490	7.1
$30.07 - $36.10	399,381	7.8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $1. There were no options exercised during the three months ended March 31, 2008.

As of March 31, 2009, $6,374 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the first three months of 2009 and 2008. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2009	2008
Weighted average fair value	$5.48	$7.40
Risk-free interest rate	2.8%	5.0%
Expected life in years	6-7	6-7
Expected volatility	42.5%	34.7%
Expected dividend yield	1.5%	1.0%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	363,432	$26.32
Granted	265,698	14.24
Vested	(6,428)	36.10
Forfeited	(297)	31.61

Non-vested at March 31, 2009	622,405	$21.06

As of March 31, 2009, there was $8,266 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares of restricted stock that vested during the three months ended March 31, 2009 and 2008 was $83 and $89, respectively.

7. Derivative Commodity Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS 133.

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

The following table summarizes the classification of inventory held as part of a trading strategy and risk management assets and liabilities by fair value measurement level at March 31, 2009:

	Level 1	Level 2	Total
Inventory	$—	$12,898	$12,898
Risk management assets	$7,576	$3,736	$11,312
Risk management liabilities	$9,697	$818	$10,515

The Company complied with the enhanced disclosures of SFAS 161 effective for the 2009 interim financial statements. The following tables reflect the fair values of derivative instruments in our consolidated balance sheets and the gain (loss) from trading activities in our consolidated statements of operations.

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
Derivatives Not Designated as Hedging Instruments Under SFAS 133 Balance Sheet Location	Balance Sheet Location	March 31, 2009	December 31, 2008	Balance Sheet Location	March 31, 2009	December 31, 2008
Commodity contracts	Accounts receivable, net	$6,199	$—	Current liabilities	$5,402	$5,327

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

		Three Months Ended March 31,
Derivatives Not Designated as	Location of Gain (Loss)	2009	2008
Hedging Instruments Under SFAS 133	Recognized in Income on Derivative	Gain (Loss)	Gain (Loss)
Commodity contract	Cost of sales	$4,030	$492
Physical commodity	Cost of sales	(1,578)	(358)

Total		$2,452	$134

See also management’s discussion and analysis of financial condition and results of operations as well as disclosures about market risk for additional discussions related to the Company’s derivative instruments and risk management activities.

8. Acquisition

On March 26, 2009, the Company completed the acquisition of a Janesville, Wisconsin PVC pipe plant. The plant has an estimated pipe production capacity of 175 million pounds per year and has the ability to produce PVC pipe in sizes varying up to 24 inches for use in a variety of applications including sewer, water, plumbing and irrigation. The purchase price was $6,297, and no goodwill was recognized as a result of this acquisition. Because of the size of the acquisition, no pro forma disclosures are required.

9. Plant Closure

During the first quarter of 2008, the Company decided to permanently close the Pawling, New York facility and consolidate manufacturing of window and door components in Calgary, Canada. Asset impairments, severance and other costs recorded in the first quarter of 2008 related to this closure were $2,522.

10. Income Taxes

There was no material change to the total gross unrecognized tax benefits for the three months ended March 31, 2009. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $1,570 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2009, the Company had $1,082 of accrued interest and penalties related to uncertain tax positions. The Company increased the accrued interest and penalties by approximately $41 during the three months ended March 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2001. During the second quarter of 2008, the Internal Revenue Service completed the audit of the Company for the tax years 2005 and 2006.

The effective income tax benefit rate was 13.5% for the three months ended March 31, 2009. The 2009 tax rate is below the statutory rate of 35% primarily due to the loss of the domestic manufacturing deduction due to the carry back of the year-to-date taxable loss and state income taxes, partially offset by state tax credits. The effective tax rate was 30.4% for the three months ended March 31, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, tax exempt interest income and the domestic manufacturing deduction, partially offset by state income taxes.

11. (Loss) Earnings per Share

Effective for the 2009 interim financial statements, the Company implemented FSP EITF 03-6-1, which requires that the Company’s restricted stock be included in the computation of basic earnings per share. As a result, the weighted average common shares for the three months ended March 31, 2008 have been restated to reflect this implementation. The earnings per share calculation for the three months ended March 31, 2008 has also been amended to reflect the new computation, but the change in the calculation was insignificant and did not change the originally reported basic and diluted earnings per share of $0.08 for the three months ended March 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Weighted average common shares—basic	65,797	65,562
Plus incremental shares from:
Assumed exercise of options	0	25

Weighted average common shares—diluted	65,797	65,587

All potentially dilutive instruments in 2009 are considered to be antidilutive as the Company has recognized a net loss for the three months ended March 31, 2009.

12. Pension and Post-Retirement Benefit Costs

Components of Net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2009	2008	2009	2008
Service cost	$246	$246	$20	$24
Interest cost	623	593	280	275
Expected return on plan assets	(470)	(615)	—	—
Amortization of transition obligation	—	—	29	28
Amortization of prior service cost	80	80	53	53
Amortization of net loss	351	135	26	42

Net periodic benefit cost	$830	$439	$408	$422

In the first quarters of 2009 and 2008, the Company made no contributions to the Salaried and Wage pension plans. The Company expects to make contributions of $1,377 to the Salaried plan and $151 to the Wage plan during the fiscal year ending December 31, 2009.

13. Commitments and Contingencies

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, neither the court nor the Cabinet has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations or cash flows in 2009 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

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

	Three Months Ended March 31,
	2009	2008
Net external sales
Olefins
Polyethylene	$256,374	$444,163
Ethylene, styrene and other	66,395	216,658

Total olefins	322,769	660,821
Vinyls
Fabricated finished products	62,428	91,606
VCM, PVC and other	103,054	162,634

Total vinyls	165,482	254,240

	$488,251	$915,061

Intersegment sales
Olefins	$7,047	$16,766
Vinyls	464	381

	$7,511	$17,147

(Loss) income from operations
Olefins	$16,074	$20,152
Vinyls	(15,381)	(3,085)
Corporate and other	(1,596)	(3,208)

	$(903)	$13,859

Depreciation and amortization
Olefins	$19,724	$17,661
Vinyls	9,188	8,298
Corporate and other	75	42

	$28,987	$26,001

Other income, net
Olefins	$130	$16
Vinyls	4	100
Corporate and other	2,343	2,292

	$2,477	$2,408

Capital expenditures
Olefins	$17,430	$15,468
Vinyls	15,313	26,762
Corporate and other	49	754

	$32,792	$42,984

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment (loss) income from operations to consolidated (loss) income before income taxes is as follows:

	Three Months Ended March 31,
	2009	2008
(Loss) income from operations	$(903)	$13,859
Interest expense	(8,596)	(8,528)
Other income, net	2,477	2,408

(Loss) income before income taxes	$(7,022)	$7,739

	March 31, 2009	December 31, 2008
Total assets
Olefins	$1,254,730	$1,275,762
Vinyls	621,755	651,678
Corporate and other	411,735	359,549

	$2,288,220	$2,286,989

15. Comprehensive (Loss) Income Information
	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(6,075)	$5,387
Other comprehensive income:
Amortization of benefits liability, net of tax	350	220
Change in cumulative translation adjustment	(89)	(1,063)

Comprehensive (loss) income	$(5,814)	$4,544

16. Long-Term Debt
Long-term indebtedness consists of the following:
	March 31, 2009	December 31, 2008
6 5/8% senior notes due 2016	$249,450	$249,430
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$510,339	$510,319

On February 5, 2009, the Company amended its revolving credit facility to allow the Company to make specified distributions when the fixed charge coverage ratio falls below 1.0 if the Company maintains at least $125 million to $200 million (depending on the amount of distributions) of borrowing availability, including cash, under the credit facility. As of March 31, 2009, the Company had no borrowings under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

17. Guarantor Disclosures

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

Condensed Consolidating Financial Information as of March 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$177,384	$111	$1,848	$—	$179,343
Accounts receivable, net	55,973	248,800	(2,520)	(21,242)	281,011
Inventories, net	—	273,778	10,095	—	283,873
Prepaid expenses and other current assets	876	9,210	208	—	10,294
Deferred income taxes	26,388	—	229	—	26,617

Total current assets	260,621	531,899	9,860	(21,242)	781,138
Property, plant and equipment, net	—	1,198,307	12,441	—	1,210,748
Equity investment	1,620,354	23,250	31,870	(1,643,604)	31,870
Restricted cash	120,763	—	—	—	120,763
Other assets, net	45,755	127,420	6,558	(36,032)	143,701

Total assets	$2,047,493	$1,880,876	$60,729	$(1,700,878)	$2,288,220

Current liabilities
Accounts payable	$11,324	$120,249	$1,331	$—	$132,904
Accrued liabilities	9,741	68,559	972	(17)	79,255

Total current liabilities	21,065	188,808	2,303	(17)	212,159
Long-term debt	499,450	66,100	2,048	(57,259)	510,339
Deferred income taxes	289,301	—	96	—	289,397
Other liabilities	6,569	38,648	—	—	45,217
Stockholders’ equity	1,231,108	1,587,320	56,282	(1,643,602)	1,231,108

Total liabilities and stockholders’ equity	$2,047,493	$1,880,876	$60,729	$(1,700,878)	$2,288,220

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$482,996	$5,729	$(474)	$488,251
Cost of sales	—	461,775	6,886	(474)	468,187

Gross profit (loss)	—	21,221	(1,157)	—	20,064
Selling, general and administrative expenses	1,058	18,667	1,242	—	20,967

(Loss) income from operations	(1,058)	2,554	(2,399)	—	(903)
Interest expense	(5,044)	(3,544)	(8)	—	(8,596)
Other (expense) income, net	(657)	314	1,847	973	2,477

(Loss) income before income taxes	(6,759)	(676)	(560)	973	(7,022)
(Benefit from) provision for income taxes	(684)	832	(1,095)	—	(947)

Net (loss) income	$(6,075)	$(1,508)	$535	$973	$(6,075)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$907,504	$9,589	$(2,032)	$915,061
Cost of sales	—	871,574	8,815	(2,032)	878,357

Gross profit	—	35,930	774	—	36,704
Selling, general and administrative expenses	780	21,084	981	—	22,845

Income (loss) from operations	(780)	14,846	(207)	—	13,859
Interest expense	(5,037)	(3,423)	(68)	—	(8,528)
Other income (expense), net	10,708	140	1,240	(9,680)	2,408

Income (loss) before income taxes	4,891	11,563	965	(9,680)	7,739
(Benefit from) provision for income taxes	(496)	2,783	65	—	2,352

Net income (loss)	$5,387	$8,780	$900	$(9,680)	$5,387

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net (loss) income	$(6,075)	$(1,508)	$535	$973	$(6,075)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Depreciation and amortization	318	27,993	994	—	29,305
(Recovery of) provision for bad debts	—	(130)	40	—	(90)
Stock-based compensation expense	—	1,269	40	—	1,309
Loss from disposition of fixed assets	—	293	—	—	293
Deferred income taxes	8,717	—	(612)	—	8,105
Equity in income of joint venture	—	—	(1,763)	—	(1,763)
Net changes in working capital and other	52,725	36,499	968	(973)	89,219

Net cash provided by operating activities	55,685	64,416	202	—	120,303

Cash flows from investing activities
Additions to property, plant and equipment	—	(32,636)	(156)	—	(32,792)
Acquisition of business	—	(6,297)	—	—	(6,297)
Settlements of derivative instruments	—	(1,352)	—	—	(1,352)

Net cash used for investing activities	—	(40,285)	(156)	—	(40,441)

Cash flows from financing activities
Intercompany financing	24,089	(24,089)	—	—	—
Proceeds from exercise of stock options	14	—	—	—	14
Dividends paid	(3,461)	—	—	—	(3,461)
Utilization of restricted cash	14,026	—	—	—	14,026
Capitalized debt issuance costs	(1,337)	—	—	—	(1,337)

Net cash provided by (used for) financing activities	33,331	(24,089)	—	—	9,242
Net increase in cash and cash equivalents	89,016	42	46	—	89,104
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$177,384	$111	$1,848	$—	$179,343

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$5,387	$8,780	$900	$(9,680)	$5,387

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	219	25,225	776	—	26,220
(Recovery of) provision for bad debts	—	182	(98)	—	84
Stock-based compensation expense	—	914	33	—	947
Gain from disposition of fixed assets	—	2,385	—	—	2,385
Deferred tax expense	1,164	—	(1)	—	1,163
Equity in income of joint venture	—	—	(1,068)	—	(1,068)
Net changes in working capital and other	(28,198)	(42,466)	(2,388)	9,680	(63,372)

Net cash used for operating activities	(21,428)	(4,980)	(1,846)	—	(28,254)

Cash flows from investing activities
Additions to property, plant and equipment	—	(42,733)	(251)	—	(42,984)
Settlements of futures contracts	—	319	—	—	319
Proceeds from disposition of assets	—	214	—	—	214

Net cash used for investing activities	—	(42,200)	(251)	—	(42,451)

Cash flows from financing activities
Intercompany financing	(47,288)	47,183	105	—	—
Dividends paid	(3,282)	—	—	—	(3,282)
Proceeds from borrowings	300,800	—	—	—	300,800
Repayments of borrowings	(257,427)	—	—	—	(257,427)
Utilization of restricted cash	13,546	—	—	—	13,546

Net cash provided by financing activities	6,349	47,183	105	—	53,637
Net (decrease) increase in cash and cash equivalents	(15,079)	3	(1,992)	—	(17,068)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$1,094	$99	$6,653	$—	$7,846

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Recent Developments

In March 2009, we acquired a PVC pipe plant in Janesville, Wisconsin for $6.3 million. The plant has the ability to produce PVC pipe in sizes up to 24 inches for use in a variety of applications including sewer, water, plumbing and irrigation. We began operating the plant in April 2009 with limited production, but the plant is designed to produce up to 175 million pounds of PVC pipe annually at full capacity.

In the first quarter of 2009, we began operating a new PVC pipe plant in Yucca, Arizona built to produce pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States. The new plant has the capacity to produce approximately 120 million pounds of PVC pipe annually. Also in the first quarter of 2009, we completed our PVC resin plant expansion in Calvert City and increased our capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually.

In late January 2009, our Calvert City, Kentucky complex experienced an ice storm that caused a power failure at the facility and resulted in damage to a compressor for our ethylene unit. The power outage caused the complex to be down for eight days and the ethylene unit compressor damage resulted in reduced production rates for all major products produced at the facility.

One of our ethylene units in Lake Charles, Louisiana was idled during December 2008 due to significant customer inventory destocking and resulting weakened demand. A maintenance turnaround for this unit initially scheduled for the first half of 2009 was brought forward and performed during this down time. The unit was shut down for a total of 86 days (71 days during the first quarter of 2009), and the turnaround was completed in March 2009. During a turnaround, production at the unit is suspended while work on the unit is performed, but sales from inventory can continue during the turnaround period. The cost of this turnaround was approximately $23.1 million, which was capitalized.

In August 2008, we announced that we intend to construct a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar, Louisiana. The new chlor-alkali unit would be expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year. The new plant would be expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently estimated to cost between $250 million and $300 million. At present we are evaluating a start date for construction of this plant in light of current economic and business conditions. The project is expected to take about 36 months to complete. We expect the project would be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Louisiana Local Government Environmental Facility and Community Development Authority (the “Authority”), issued in December 2007 for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations, and, possibly, our ability to obtain additional financing.

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$256,374	$444,163
Ethylene, styrene and other	66,395	216,658

Total olefins	322,769	660,821

Vinyls
Fabricated finished products	62,428	91,606
VCM, PVC, and other	103,054	162,634

Total vinyls	165,482	254,240

Total	$488,251	$915,061

(Loss) income from operations
Olefins	16,074	20,152
Vinyls	(15,381)	(3,085)
Corporate and other	(1,596)	(3,208)

Total (loss) income from operations	(903)	13,859
Interest expense	(8,596)	(8,528)
Other income, net	2,477	2,408
(Benefit from) provision for income taxes	(947)	2,352

Net (loss) income	$(6,075)	$5,387

Diluted (loss) earnings per share	$(0.09)	$0.08

	Three Months Ended March 31, 2009
	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	-33.5%	-17.5%
Vinyls(2)	-17.6%	-17.3%
Company average	-29.1%	-17.5%

(1)	Includes: Ethylene and co-products, polyethylene, and styrene.
(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended March 31,
	2009	2008
Average industry prices (1)
Ethane (cents/lb)	12.0	34.1
Propane (cents/lb)	16.0	34.8
Ethylene (cents/lb) (2)	31.5	60.5
Polyethylene (cents/lb) (3)	65.0	88.0
Styrene (cents/lb) (4)	40.4	72.5
Caustic ($/short ton) (5)	821.7	453.3
Chlorine ($/short ton) (6)	175.0	300.0
PVC (cents/lb) (7)	45.7	54.3

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American average acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the three months ended March 31, 2009, we incurred a net loss of $6.1 million, or $0.09 per diluted share, on net sales of $488.3 million. This represents a decrease in net income of $11.5 million, or $0.17 per diluted share, from the three months ended March 31, 2008 net income of $5.4 million, or $0.08 per diluted share, on net sales of $915.1 million. The loss from operations was $0.9 million for the first quarter of 2009 as compared to income from operations of $13.9 million for the first quarter of 2008. Sales for the three months ended March 31, 2009 decreased $426.8 million compared to the first three months of 2008 due primarily to significantly lower sales prices for all of our major products except caustic and lower sales volumes for all major products except styrene. The first quarter of 2009 loss from operations reflected lower sales volumes, weakness in the vinyls downstream markets, reduced demand for polyethylene, an unscheduled outage caused by an ice storm at our Calvert City facility and a turnaround at one of our ethylene units in Lake Charles. The Calvert City outage and the Lake Charles turnaround resulted in repair costs and the expensing of unabsorbed fixed manufacturing costs of $19.5 million. The increase in loss from operations was partially offset by a gain from trading activity of $2.5 million during the first quarter of 2009 compared to a gain of $0.1 million during the first quarter of 2008.

RESULTS OF OPERATIONS

First Quarter 2009 Compared with First Quarter 2008

Net Sales. Net sales decreased by $426.8 million to $488.3 million in the first quarter of 2009 from $915.1 million in the first quarter of 2008. This decrease was primarily due to lower sales prices and lower sales volumes for most of our major products. Average sales prices for the first quarter of 2009 decreased by 29.1% as compared to the first quarter of 2008, and sales volumes declined 17.5% as compared to the first quarter of 2008 due to lower demand.

Gross Margin. Gross margin percentage of 4.1% in the first quarter of 2009 was relatively flat compared to the 4.0% gross margin percentage in the first quarter of 2008. The 2009 gross margin percentage was negatively impacted by lower sales volumes and lower operating rates. The lower operating rates were primarily due to the ice storm in Calvert City, the turnaround of one of our ethylene units in Lake Charles and weakness in the downstream vinyls markets. These decreases were offset by raw material cost reductions that outpaced the drop in product sales prices. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 64.8% for ethane and 54.0% for propane as compared to the first quarter of 2008. Sales prices only decreased an average of 29.1% during that period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or 8.2%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease was primarily due to lower compensation expense and consulting fees.

Interest Expense. Interest expense in the first quarter of 2009 increased by $0.1 million as debt balances and interest rates were relatively flat compared to the first quarter of 2008.

Other Income, Net. Other income, net increased by $0.1 million to $2.5 million in the first quarter of 2009 from $2.4 million in the first quarter of 2008 primarily due to higher equity in income from our joint venture in China, partially offset by lower interest income.

Income Taxes. The effective income tax rate was 13.5% for the three months ended March 31, 2009. The 2009 tax rate is below the statutory rate of 35% primarily due to the loss of the domestic manufacturing deduction due to the carry back of the year-to-date taxable loss and state income taxes, partially offset by state tax credits. The effective tax rate was 30.4% for the three months ended March 31, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, tax exempt interest income and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales decreased by $338.0 million, or 51.2%, to $322.8 million in the first quarter of 2009 from $660.8 million in the first quarter of 2008. This decrease was primarily due to lower sales volumes for all major products except styrene and lower sales prices for all major products. Average sales prices and volumes for the Olefins segment decreased by 33.5% and 17.5%, respectively, in the first quarter of 2009 as compared to the first quarter of 2008.

Income from Operations. Income from operations decreased by $4.1 million, or 20.3%, to $16.1 million in the first quarter of 2009 from $20.2 million in the first quarter of 2008. This decrease was primarily due to lower sales volumes and lower operating rates. The lower operating rates were primarily due to reduced polyethylene demand and the turnaround of one of our ethylene facilities in Lake Charles in the first quarter of 2009. These decreases were partially offset by trading activity, which resulted in a gain in the first quarter of 2009 of $2.5 million as compared to a gain of $0.1 million in the first quarter of 2008.

Vinyls Segment

Net Sales. Net sales decreased by $88.7 million, or 34.9%, to $165.5 million in the first quarter of 2009 from $254.2 million in the first quarter of 2008. This decrease was primarily due to lower sales prices for all of our major vinyls products except caustic and lower sales volumes. Average sales prices and volumes for the Vinyls segment decreased by 17.6% and 17.3%, respectively, in the first quarter of 2009 as compared to the first quarter of 2008.

Income (loss) from Operations. The segment produced a loss from operations of $15.4 million in the first quarter of 2009 as compared to a loss from operations of $3.1 million in the first quarter of 2008, a decline of $12.3 million. The increase in loss from operations was primarily due to lower sales volumes and lower operating rates. Continued weakness in the construction markets further reduced already low seasonal demand and reduced operating rates and margins in our vinyls downstream businesses. In addition, the ice storm at our Calvert City facility caused an extended outage at that facility, adversely impacting production rates for all major products produced at Calvert City and resulted in lost sales and margins due to the reduced production.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Cash Flows

Operating Activities

Operating activities provided cash of $120.3 million in the first three months of 2009 compared to cash used by operating activities of $28.3 million in the first three months of 2008. The $148.6 million increase in cash flows from operating activities was primarily due to favorable changes in working capital, partially offset by a reduction in income from operations and capitalized turnaround costs of $23.1 million resulting from the turnaround of our ethylene unit in Lake Charles. Income from operations decreased by $14.8 million in the first three months of 2009 as compared to the first three months of 2008. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, provided cash of $108.0 million in the first three months of 2009 (including a federal tax refund of $30.0 million, resulting from over payment of 2008 federal income taxes), compared to $48.7 million of cash used in the first three months of 2008, a favorable change of $156.7 million. This change was largely due to lower inventory and reduced accounts receivable primarily due to the decrease in average sales prices and feedstock costs from the prior year period.

Investing Activities

Net cash used for investing activities during the first three months of 2009 was $40.4 million as compared to net cash used for investing activities of $42.5 million in the first three months of 2008. Capital expenditures were $32.8 million in the first three months of 2009 compared to $43.0 million in the first three months of 2008. The decrease in capital expenditures in the 2009 period was largely due to expenditures related to the expansions at Calvert City during the 2008 period. The remaining capital expenditures in the first quarters of 2009 and 2008 primarily related to maintenance, safety and environmental projects. In addition, we purchased a PVC pipe plant in Janesville, Wisconsin for $6.3 million during the first quarter of 2009.

Financing Activities

Net cash provided by financing activities during the first three months of 2009 was $9.2 million as compared to net cash provided of $53.6 million in the first three months of 2008. The 2009 activity was primarily related to a $14.0 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the payment of cash dividends. The 2008 activity was primarily related to borrowing a net $43.4 million under our revolving credit facility and a $13.5 million draw-down of our restricted cash, partially offset by the payment of cash dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. In August 2008, we announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is currently estimated to cost between $250 million and

$300 million and would be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Authority, issued in December 2007 for our benefit, which are currently held as restricted cash. We expect the remaining funding will come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. We believe that our sources of liquidity as described above will be adequate to fund our normal operations and on-going capital expenditures. In addition, in response to the declining economic conditions, we have increased our focus on cost cutting and working capital reduction to improve our liquidity. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. As of March 31, 2009, the indenture governing our senior notes restricted us from incurring additional debt, except for specified permitted debt (including borrowings under our credit facility, additional borrowings under one or more term loan facilities in an amount not to exceed $200 million and $100 million of other debt), because our fixed charge coverage ratio remained below 2.0 at March 31, 2009. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the current economic downturn and the credit crisis, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At March 31, 2009, the borrowing base of our credit facility had declined to $235.3 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $300.1 million at March 31, 2009, which included cash and cash equivalents of $179.3 million and restricted cash of $120.8 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of March 31, 2009, our long-term debt, including current maturities, totaled $510.3 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.5 million), $250.0 million of 6 3/4% senior notes due 2032 and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make specified distributions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution) of borrowing availability, including cash, under the credit facility. At March 31, 2009, we had no borrowings outstanding under the revolving credit facility, and we had outstanding letters of credit totaling $14.2 million and borrowing availability of $235.3 million under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013.

On December 13, 2007 the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/ 4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of March 31, 2009, we had drawn $130.4 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. One such restriction currently restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), because our fixed charge coverage ratio remained below 2.0 at March 31, 2009. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0525 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction would have been $444.3 million at March 31, 2009; however, because our fixed charge coverage ratio was below 2.0, the actual amount allowed was restricted to the payment of our regular quarterly dividend of up to $0.20 per share. The revolving credit facility also restricts distributions unless, after giving effect to such payment, our fixed charge coverage ratio is at least 1.0, provided that we may also make specified distributions when our fixed charge coverage ratio falls below 1.0 but we maintain at least between $125 million to $200 million (depending on the amount of the distributions) of borrowing availability, including cash, under the credit facility. No other agreements require us to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds (revenue bonds) in order to finance our construction of waste disposal facilities for an ethylene plant. The revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the revenue bonds at March 31, 2009 and December 31, 2008 was 0.75% and 1.08%, respectively.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar, Louisiana;

•	timing and duration of plant idlings;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to the global economic slowdown, the credit crisis and political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2009, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.2 million and a hypothetical $0.10 increase in the price per MMBTU of natural gas would have decreased our income before taxes by $0.4 million. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2009, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2009) and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2009 was 0.75%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2009, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), filed on February 19, 2009, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 13 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	113	$16.31	N/A	N/A
February 2009	—	—	N/A	N/A
March 2009	1,474	$13.12	N/A	N/A

	1,587	$13.34	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6.	Exhibits

Exhibit No.
10.1	First Amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2009).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 6, 2009	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2009	By:	/s/ M. Steven Bender
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)