Form 10-Q
period 2009-06-30
WESTLAKE CHEMICAL CORP
filed 2009-08-05
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of July 28, 2009 was 65,929,218.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$204,007	$90,239
Accounts receivable, net	321,738	347,323
Inventories, net	286,767	327,967
Prepaid expenses and other current assets	11,156	6,838
Deferred income taxes	26,641	26,622

Total current assets	850,309	798,989
Property, plant and equipment, net	1,200,958	1,197,452
Equity investment	32,865	30,107
Restricted cash	112,970	134,432
Other assets, net	137,742	126,009

Total assets	$2,334,844	$2,286,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,607	$112,833
Accrued liabilities	115,992	99,455

Total current liabilities	261,599	212,288
Long-term debt	510,359	510,319
Deferred income taxes	269,847	280,486
Other liabilities	45,383	44,836

Total liabilities	1,087,188	1,047,929
Commitments and Contingencies (Notes 12 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,924,176 and 65,658,142 shares issued and outstanding in 2009 and 2008, respectively	659	657
Additional paid-in capital	438,418	435,581
Retained earnings	818,727	814,873
Accumulated other comprehensive income
Benefits liability, net of tax	(12,656)	(13,339)
Cumulative translation adjustment	2,508	1,288

Total stockholders’ equity	1,247,656	1,239,060

Total liabilities and stockholders’ equity	$2,334,844	$2,286,989

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands of dollars, except per share data)
Net sales	$574,865	$1,106,449	$1,063,116	$2,021,510
Cost of sales	519,203	1,009,989	987,390	1,888,346

Gross profit	55,662	96,460	75,726	133,164
Selling, general and administrative expenses	19,487	22,884	40,454	45,729

Income from operations	36,175	73,576	35,272	87,435
Other income (expense)
Interest expense	(8,795)	(9,287)	(17,391)	(17,815)
Other income, net	1,303	2,199	3,780	4,607

Income before income taxes	28,683	66,488	21,661	74,227
Provision for income taxes	11,832	19,215	10,885	21,567

Net income	$16,851	$47,273	$10,776	$52,660

Basic and diluted earnings per share	$0.26	$0.72	$0.16	$0.80

Weighted average shares outstanding:
Basic	65,925,121	65,634,070	65,861,550	65,597,811
Diluted	65,982,952	65,657,278	65,890,986	65,621,965

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands of dollars)
Cash flows from operating activities
Net income	$10,776	$52,660
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	59,901	53,378
(Recovery of) provision for bad debts	(142)	381
Amortization of debt issue costs	687	438
Stock-based compensation expense	2,689	2,076
Loss from disposition of fixed assets	505	3,150
Deferred income taxes	(10,959)	9,088
Equity in income of joint venture	(2,758)	(2,204)
Changes in operating assets and liabilities
Accounts receivable	25,837	(134,628)
Inventories	41,200	13,409
Prepaid expenses and other current assets	(4,318)	(7,204)
Accounts payable	33,521	27,492
Accrued liabilities	16,864	(4,733)
Other, net	(20,451)	(21,350)

Net cash provided by (used for) operating activities	153,352	(8,047)

Cash flows from investing activities
Additions to property, plant and equipment	(50,363)	(81,751)
Acquisition of business	(6,297)	—
Proceeds from disposition of assets	3,251	346
Settlements of derivative instruments	155	535

Net cash used for investing activities	(53,254)	(80,870)

Cash flows from financing activities
Proceeds from the exercise of stock options	42	—
Dividends paid	(6,922)	(6,563)
Proceeds from borrowings	—	620,235
Repayment of borrowings	—	(582,252)
Utilization of restricted cash	21,979	55,045
Capitalized debt issuance costs	(1,429)	—

Net cash provided by financing activities	13,670	86,465

Net increase (decrease) in cash and cash equivalents	113,768	(2,452)
Cash and cash equivalents at beginning of period	90,239	24,914

Cash and cash equivalents at end of period	$204,007	$22,462

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008 and the changes in its cash position for the six months ended June 30, 2009 and 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized on a nonrecurring basis, which the Company adopted effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations. This statement further establishes principals and requirements for how the acquiring entity recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R as of January 1, 2009 and will apply it to future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices. The Company adopted SFAS 161 as of January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments, such as the Company’s restricted stock awards, are participating securities prior to vesting for inclusion in the computation of earnings per share. The guidance in this FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends should be

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

included in the computation of earnings per share. The Company’s unvested restricted stock awards contain rights to dividends. Accordingly, this FSP applies to the Company’s earnings per share computation. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. As a result, the Company has amended its computation of weighted average common shares for purposes of its basic and diluted earnings per share calculations in the interim financial statements included in this Quarterly Report on Form 10-Q. The earnings per share calculations for the three and six months ended June 30, 2008 have also been amended to reflect the new computation. The change in the calculation was insignificant and did not change the originally reported basic and diluted earnings per share of $0.72 for the three months ended June 30, 2008. The basic and diluted earnings per share for the six months ended June 30, 2008 have been adjusted to $0.80 from the originally reported basic and diluted earnings per share of $0.81 to reflect the retrospective application of FSP EITF 03-6-1.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This would require additional disclosures about investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. FSP FAS 132(R)-1 is effective January 1, 2009 and early application is permitted. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The Company will expand its disclosures in accordance with FSP FAS 132(R)-1 in its annual report on Form 10-K for the year ending December 31, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS 107, “Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. This FSP also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company has included the required disclosure in this Quarterly Report on Form 10-Q. See Note 7 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS 165 for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the qualifying special-purpose entity concept, introduces a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires extensive new disclosures. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009 but is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance for variable-interest entities under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and requires an analysis to determine who should consolidate a variable-interest entity, as well as when it would be necessary to reassess who should consolidate a variable-interest entity. SFAS 167 also eliminates the exemption for qualifying special purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the effect that the adoption of SFAS 167 will have on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the SEC under

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

authority of federal securities laws continue to be authoritative sources of GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The issuance of SFAS 168 and the Codification will not change GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2009	December 31, 2008
Trade customers	$294,875	$293,318
Affiliates	1,327	1,226
Allowance for doubtful accounts	(7,437)	(14,438)

	288,765	280,106
Federal and state taxes	23,180	54,886
Other	9,793	12,331

Accounts receivable, net	$321,738	$347,323

3. Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished products	$140,535	$173,982
Feedstock, additives and chemicals	109,662	119,881
Materials and supplies	44,252	42,415

	294,449	336,278
Allowance for inventory obsolescence	(7,682)	(8,311)

Inventories, net	$286,767	$327,967

4. Property, Plant and Equipment

As of June 30, 2009, the Company had property, plant and equipment totaling $1,200,958. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. There were no negative conditions, or triggering events, that required the Company to perform an impairment review for the three and six months ended June 30, 2009.

Depreciation expense on property, plant and equipment of $24,814 and $22,433 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively, and $48,875 and $44,387 is included for the six months ended June 30, 2009 and 2008, respectively.

5. Other Assets

Amortization expense on other assets of $6,468 and $5,163 is included in the consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively, and $11,713 and $9,429 is included for the six months ended June 30, 2009 and 2008, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

6. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total compensation expense related to the 2004 Plan was $1,380 and $1,130 for the three months ended June 30, 2009 and 2008, respectively, and $2,689 and $2,076 for the six months ended June 30, 2009 and 2008, respectively.

Option activity and changes during the six months ended June 30, 2009 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	910,329	$24.72
Granted	493,540	14.24
Exercised	(2,186)	15.81
Cancelled	(2,265)	18.14

Outstanding at June 30, 2009	1,399,418	$21.05	8.1	$4,295

Exercisable at June 30, 2009	395,423	$21.59	6.5	$1,081

For options outstanding at June 30, 2009, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	901,610	8.5
$20.83 - $27.22	98,490	6.9
$30.07 - $36.10	399,318	7.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $5 and $6, respectively. There were no options exercised during the three and six months ended June 30, 2008.

As of June 30, 2009, $5,732 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the first six months of 2009 and 2008. There were no options granted during the three months ended June 30, 2009 and 2008. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Six Months Ended June 30,
	2009	2008
Weighted average fair value	$5.48	$7.40
Risk-free interest rate	2.8%	5.0%
Expected life in years	6-7	6-7
Expected volatility	42.5%	34.7%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

	Stock Option Grants
	Six Months Ended June 30,
	2009	2008
Expected dividend yield	1.5%	1.0%

Non-vested restricted stock awards as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	363,432	$26.32
Granted	265,698	14.24
Vested	(6,428)	36.10
Forfeited	(1,850)	21.29

Non-vested at June 30, 2009	620,852	$21.06

As of June 30, 2009, there was $7,418 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years. No restricted stock vested during the three months ended June 30, 2009 and 2008. The total fair value of shares of restricted stock that vested during the six months ended June 30, 2009 and 2008 was $83 and $89, respectively.

7. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments, in conjunction with certain physical commodity positions, to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

The following table summarizes the classification of inventory held as part of a trading strategy and risk management assets and liabilities by fair value measurement level at June 30, 2009:

	Level 1	Level 2	Total
Inventory	$—	$29,247	$29,247
Risk management assets	$7,604	$2,809	$10,413
Risk management liabilities	$7,567	$5,206	$12,773

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The fair and carrying values of the Company’s derivative commodity instruments and financial instruments as of June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$6,129	$6,129	$1,346	$1,346
Crude oil futures contracts	$(6,093)	$(6,093)	$(7,348)	$(7,348)
Other forward/futures contracts	$(2,396)	$(2,396)	$675	$675

Financial Instruments:
6 5/8% senior notes due 2016	$249,470	$218,910	$249,430	$137,500
6 3/4% senior notes due 2032	$250,000	$201,993	$250,000	$136,325

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	June 30, 2009	December 31, 2008	Balance Sheet Location	June 30, 2009	December 31, 2008
Commodity contracts	Accounts receivable, net	$10,413	$—	Current liabilities	$12,773	$5,327

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	2009	2008	2009	2008
		Gain	Loss	Gain	Loss
Commodity contracts	Cost of sales	$3,294	$(7,016)	$7,143	$(6,882)
Physical commodities	Cost of sales	6,503	—	5,105	—

Total		$9,797	$(7,016)	$12,248	$(6,882)

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

9. Income Taxes

There was no material change to the total gross unrecognized tax benefits for the six months ended June 30, 2009. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $1,570 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2009, the Company had $1,163 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2001. During the second quarter of 2008, the Internal Revenue Service completed the audit of the Company for the tax years 2005 and 2006. During the second quarter of 2009, the Internal Revenue Service notified the Company that it plans to begin an audit of the Company for the 2007 tax year.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

The effective income tax rate was 50.3% for the six months ended June 30, 2009. The 2009 tax rate was above the statutory rate of 35% primarily due to the loss of the domestic manufacturing deduction due to the carry back of the year-to-date taxable loss and an increase in state income tax liabilities. The effective tax rate was 29.1% for the six months ended June 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction and a reduction of unrecognized tax benefits, partially offset by state income taxes.

10. Earnings per Share

Effective for the 2009 interim financial statements, the Company implemented FSP EITF 03-6-1, which requires that the Company’s restricted stock be included in the computation of basic earnings per share. As a result, the weighted average common shares for the three and six months ended June 30, 2008 have been adjusted to reflect this implementation. The earnings per share calculation for the three and six months ended June 30, 2008 have also been amended to reflect the new computation. The change in the calculation was insignificant and did not change the originally reported basic and diluted earnings per share of $0.72 for the three months ended June 30, 2008. The basic and diluted earnings per share for the six months ended June 30, 2008 have been adjusted to $0.80 from the originally reported basic and diluted earnings per share of $0.81 to reflect the retrospective application of FSP EITF 03-6-1.

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares—basic	65,925,121	65,634,070	65,861,550	65,597,811
Plus incremental shares from:
Assumed exercise of options	57,831	23,208	29,436	24,154

Weighted average common shares—diluted	65,982,952	65,657,278	65,890,986	65,621,965

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are options to purchase 737,103 and 720,248 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

11. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$199	$247	$20	$23	$445	$493	$41	$47
Interest cost	614	594	280	275	1,237	1,187	560	550
Expected return on plan assets	(394)	(614)	—	—	(864)	(1,229)	—	—
Amortization of transition obligation	—	—	29	29	—	—	57	57
Amortization of prior service cost	62	79	53	53	142	159	106	106
Amortization of net loss	343	134	26	41	694	269	52	83

Net periodic benefit cost	$824	$440	$408	$421	$1,654	$879	$816	$843

The Company contributed $459 and $0 to the Salaried pension plan in the first six months of 2009 and 2008, respectively, and contributed $0 and $600 to the Wage pension plan in the first six months of 2009 and 2008, respectively. The Company expects to make additional contributions of $918 to the Salaried plan and $151 to the Wage plan during the fiscal year ending December 31, 2009.

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

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation, or Goodrich, chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation, or PolyOne, and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination. PolyOne is now coordinating the investigation and remediation of contamination at the complex.

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

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet, or the Cabinet, re-issued Goodrich’s Resource Conservation and Recovery Act, or RCRA, permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company.

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

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency, or EPA, requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. On June 26, 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which the Company could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company met with the EPA and will address the EPA’s requirements as the Company deems appropriate.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet or the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations or cash flows in 2009 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center, or NEIC, of the EPA investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company has recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, the Company believes that any amounts exceeding the recorded accruals should not materially affect the Company’s financial condition. It is possible, however, that the ultimate resolution of this matter could result in a material adverse effect on the Company’s results of operations or cash flows for a particular reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The DOJ informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The Company’s representatives met with the EPA in February 2008 to conduct initial settlement discussions. While the Company can offer no assurance as to an outcome, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales to external customers
Olefins
Polyethylene	$303,160	$499,024	$559,534	$943,187
Ethylene, styrene and other	83,382	266,938	149,777	483,596

Total olefins	386,542	765,962	709,311	1,426,783
Vinyls
Fabricated finished products	86,385	145,047	148,813	236,653
VCM, PVC and other	101,938	195,440	204,992	358,074

Total vinyls	188,323	340,487	353,805	594,727

	$574,865	$1,106,449	$1,063,116	$2,021,510

Intersegment sales
Olefins	$15,469	$35,620	$22,516	$52,386
Vinyls	400	455	864	836

	$15,869	$36,075	$23,380	$53,222

Income (loss) from operations
Olefins	$44,289	$57,804	$60,363	$77,956
Vinyls	(4,829)	18,354	(20,210)	15,269
Corporate and other	(3,285)	(2,582)	(4,881)	(5,790)

	$36,175	$73,576	$35,272	$87,435

Depreciation and amortization
Olefins	$20,892	$19,182	$40,616	$36,843
Vinyls	9,971	8,143	19,159	16,441
Corporate and other	50	52	126	94

	$30,913	$27,377	$59,901	$53,378

Other income, net
Olefins	$33	$42	$163	$58
Vinyls	28	67	31	166
Corporate and other	1,242	2,090	3,586	4,383

	$1,303	$2,199	$3,780	$4,607

Capital expenditures
Olefins	$7,652	$14,036	$25,188	$29,504
Vinyls	9,293	23,985	24,607	50,747
Corporate and other	519	746	568	1,500

	$17,464	$38,767	$50,363	$81,751

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

A reconciliation of total segment income (loss) from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income from operations	$36,175	$73,576	$35,272	$87,435
Interest expense	(8,795)	(9,287)	(17,391)	(17,815)
Other income, net	1,303	2,199	3,780	4,607

Income before income taxes	$28,683	$66,488	$21,661	$74,227

	June 30, 2009	December 31, 2008
Total assets
Olefins	$1,300,857	$1,295,285
Vinyls	639,978	660,358
Corporate and other	394,009	331,346

	$2,334,844	$2,286,989

14. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$16,851	$47,273	$10,776	$52,660
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	333	219	683	439
Change in foreign currency translation	1,309	209	1,220	(854)

Comprehensive income	$18,493	$47,701	$12,679	$52,245

15. Long-Term Debt

Long-term indebtedness consists of the following:

	June 30, 2009	December 31, 2008
6 5/8% senior notes due 2016	$249,470	$249,430
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$510,359	$510,319

On February 5, 2009, the Company amended its revolving credit facility to allow the Company to make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0 if the Company maintains at least $125 million to $200 million (depending on the amount of distributions and acquisition payments) of borrowing availability, including cash, under the credit facility. As of June 30, 2009, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2009, the Company had outstanding letters of credit totaling $15.4 million and borrowing availability of $281.8 million under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

16. Subsequent Events

There were no recognized or nonrecognized subsequent events occurring after June 30, 2009 that required accounting or disclosure in accordance with SFAS 165. Subsequent events were evaluated to August 5, 2009, the date the financial statements of the Company were issued.

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

The condensed consolidating balance sheet as of December 31, 2008 has been revised to correct income taxes receivable, deferred income taxes, accounts payable and other liabilities that were previously recorded in the accounts of Westlake Chemical Corporation but should have been recorded in the accounts of the Guarantor and Non-Guarantor Subsidiaries. The Guarantor and Non-Guarantor Subsidiaries’ stockholder’s equity as of December 31, 2008, condensed consolidating statements of operations for the three and six months ended June 30, 2008 and the condensed consolidating statement of cash flows for the six months ended June 30, 2008 have also been revised to reflect these corrections. These revisions had no impact on the consolidated totals in the condensed consolidating balance sheet as of December 31, 2008, condensed consolidating statements of operations for the three and six months ended June 30, 2008 or the condensed consolidating statement of cash flows for the six months ended June 30, 2008. The primary impact of these revisions on the December 31, 2008 balance sheet of the Westlake Chemical Corporation column was to increase accounts receivable by $86,346 and reduce equity investment in investees by $378,330 and a decrease to net deferred income tax liabilities by $258,271. Additionally, the revisions resulted in a decrease in accounts receivable of $86,346 and an increase in net deferred tax liabilities of $267,151 in the Guarantor Subsidiaries column with corresponding changes in the eliminations column.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$196,841	$106	$7,060	$—	$204,007
Accounts receivable, net	128,276	308,801	5,707	(121,046)	321,738
Inventories, net	—	276,999	9,768	—	286,767
Prepaid expenses and other current assets	826	10,121	209	—	11,156
Deferred income taxes	4,264	22,124	253	—	26,641

Total current assets	330,207	618,151	22,997	(121,046)	850,309
Property, plant and equipment, net	—	1,188,204	12,754	—	1,200,958
Equity investment	1,269,977	23,250	32,865	(1,293,227)	32,865
Restricted cash	112,970	—	—	—	112,970
Other assets, net	54,059	122,407	7,375	(46,099)	137,742

Total assets	$1,767,213	$1,952,012	$75,991	$(1,460,372)	$2,334,844

Current liabilities
Accounts payable	$—	$144,275	$10,203	$(8,871)	$145,607
Accrued liabilities	20,060	94,080	1,837	15	115,992

Total current liabilities	20,060	238,355	12,040	(8,856)	261,599
Long-term debt	499,470	151,921	7,165	(148,197)	510,359
Deferred income taxes	—	279,914	—	(10,067)	269,847
Other liabilities	27	45,356	—	—	45,383
Stockholders’ equity	1,247,656	1,236,466	56,786	(1,293,252)	1,247,656

Total liabilities and stockholders’ equity	$1,767,213	$1,952,012	$75,991	$(1,460,372)	$2,334,844

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$88,368	$69	$1,802	$—	$90,239
Accounts receivable, net	231,944	200,595	5,171	(90,387)	347,323
Inventories, net	—	317,312	10,655	—	327,967
Prepaid expenses and other current assets	763	5,830	245	—	6,838
Deferred income taxes	4,264	22,124	234	—	26,622

Total current assets	325,339	545,930	18,107	(90,387)	798,989
Property, plant and equipment, net	—	1,184,078	13,374	—	1,197,452
Equity investment	1,242,738	23,250	30,107	(1,265,988)	30,107
Restricted cash	134,432	—	—	—	134,432
Other assets, net	51,853	111,332	7,733	(44,909)	126,009

Total assets	$1,754,362	$1,864,590	$69,321	$(1,401,284)	$2,286,989

Current liabilities
Accounts payable	$—	$111,678	$8,570	$(7,415)	$112,833
Accrued liabilities	15,872	83,263	324	(4)	99,455

Total current liabilities	15,872	194,941	8,894	(7,419)	212,288
Long-term debt	499,430	122,783	7,106	(119,000)	510,319
Deferred income taxes	—	289,275	91	(8,880)	280,486
Other liabilities	—	44,836	—	—	44,836
Stockholders’ equity	1,239,060	1,212,755	53,230	(1,265,985)	1,239,060

Total liabilities and stockholders’ equity	$1,754,362	$1,864,590	$69,321	$(1,401,284)	$2,286,989

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$565,269	$10,187	$(591)	$574,865
Cost of sales	—	511,919	7,875	(591)	519,203

Gross profit	—	53,350	2,312	—	55,662
Selling, general and administrative expenses	987	18,208	292	—	19,487

(Loss) income from operations	(987)	35,142	2,020	—	36,175
Interest expense	(4,551)	(4,227)	(17)	—	(8,795)
Other income, net	26,226	215	1,071	(26,209)	1,303

Income before income taxes	20,688	31,130	3,074	(26,209)	28,683
Provision for income taxes	3,837	7,068	927	—	11,832

Net income	$16,851	$24,062	$2,147	$(26,209)	$16,851

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,095,472	$14,102	$(3,125)	$1,106,449
Cost of sales	—	1,000,198	12,916	(3,125)	1,009,989

Gross profit	—	95,274	1,186	—	96,460
Selling, general and administrative expenses	272	21,575	1,037	—	22,884

(Loss) income from operations	(272)	73,699	149	—	73,576
Interest expense	(3,933)	(5,292)	(62)	—	(9,287)
Other income, net	43,232	286	1,244	(42,563)	2,199

Income before income taxes	39,027	68,693	1,331	(42,563)	66,488
(Benefit from) provision for income taxes	(8,246)	27,604	(143)	—	19,215

Net income	$47,273	$41,089	$1,474	$(42,563)	$47,273

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,048,265	$15,916	$(1,065)	$1,063,116
Cost of sales	—	973,693	14,762	(1,065)	987,390

Gross profit	—	74,572	1,154	—	75,726
Selling, general and administrative expenses	2,045	36,870	1,539	—	40,454

(Loss) income from operations	(2,045)	37,702	(385)	—	35,272
Interest expense	(9,596)	(7,769)	(26)	—	(17,391)
Other income, net	26,353	528	2,918	(26,019)	3,780

Income before income taxes	14,712	30,461	2,507	(26,019)	21,661
Provision for (benefit from) income taxes	3,936	7,116	(167)	—	10,885

Net income	$10,776	$23,345	$2,674	$(26,019)	$10,776

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,999,750	$23,691	$(1,931)	$2,021,510
Cost of sales	—	1,868,545	21,732	(1,931)	1,888,346

Gross profit	—	131,205	1,959	—	133,164
Selling, general and administrative expenses	1,052	42,513	2,164	—	45,729

(Loss) income from operations	(1,052)	88,692	(205)	—	87,435
Interest expense	(8,970)	(8,715)	(130)	—	(17,815)
Other income, net	53,852	426	2,484	(52,155)	4,607

Income before income taxes	43,830	80,403	2,149	(52,155)	74,227
(Benefit from) provision for income taxes	(8,830)	30,475	(78)	—	21,567

Net income	$52,660	$49,928	$2,227	$(52,155)	$52,660

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$10,776	$23,345	$2,674	$(26,019)	$10,776

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	687	57,929	1,972	—	60,588
(Recovery of) provision for bad debts	—	(225)	83	—	(142)
Stock-based compensation expense	—	2,609	80	—	2,689
Loss from disposition of fixed assets	—	505	—	—	505
Deferred income taxes	(1,831)	(9,373)	245	—	(10,959)
Equity in income of joint venture	—	—	(2,758)	—	(2,758)
Net changes in working capital and other	(21,596)	85,133	3,097	26,019	92,653

Net cash (used for) provided by operating activities	(11,964)	159,923	5,393	—	153,352

Cash flows from investing activities
Additions to property, plant and equipment	—	(50,207)	(156)	—	(50,363)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,251	—	—	3,251
Settlements of derivative instruments	—	155	—	—	155

Net cash used for investing activities	—	(53,098)	(156)	—	(53,254)

Cash flows from financing activities
Intercompany financing	106,767	(106,788)	21	—	—
Proceeds from exercise of stock options	42	—	—	—	42
Dividends paid	(6,922)	—	—	—	(6,922)
Utilization of restricted cash	21,979	—	—	—	21,979
Capitalized debt issuance costs	(1,429)	—	—	—	(1,429)

Net cash provided by (used for) financing activities	120,437	(106,788)	21	—	13,670
Net increase in cash and cash equivalents	108,473	37	5,258	—	113,768
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$196,841	$106	$7,060	$—	$204,007

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(UNAUDITED)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$52,660	$49,928	$2,227	$(52,155)	$52,660

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	438	51,848	1,530	—	53,816
Provision for (recovery of) bad debts	—	479	(98)	—	381
Stock-based compensation expense	—	2,005	71	—	2,076
Gain from disposition of fixed assets	—	3,150	—	—	3,150
Deferred tax expense	118	8,699	271	—	9,088
Equity in income of joint venture	—	—	(2,204)	—	(2,204)
Net changes in working capital and other	(51,023)	(128,567)	421	52,155	(127,014)

Net cash provided by (used for) operating activities	2,193	(12,458)	2,218	—	(8,047)

Cash flows from investing activities
Additions to property, plant and equipment	—	(80,663)	(1,088)	—	(81,751)
Proceeds from disposition of assets	—	346	—	—	346
Settlements of derivative instruments	—	535	—	—	535

Net cash used for investing activities	—	(79,782)	(1,088)	—	(80,870)

Cash flows from financing activities
Intercompany financing	(92,453)	92,242	211	—	—
Dividends paid	(6,563)	—	—	—	(6,563)
Proceeds from borrowings	620,235	—	—	—	620,235
Repayments of borrowings	(582,252)	—	—	—	(582,252)
Utilization of restricted cash	55,045	—	—	—	55,045

Net cash (used for) provided by financing activities	(5,988)	92,242	211	—	86,465
Net (decrease) increase in cash and cash equivalents	(3,795)	2	1,341	—	(2,452)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$12,378	$98	$9,986	$—	$22,462

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2007 and 2008, weakness in the construction markets contributed to lower demand for our vinyls products, and operating margins declined in our vinyls business. In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in August 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss for us in the fourth quarter of 2008. Continued weakness in the construction markets and lower demand for caustic contributed to operating losses in our vinyls segment in both the first and second quarters of 2009. However, volumes and margins in the olefins segment increased in the first six months of 2009, resulting in positive operating margins and cash flow in the segment. A cost advantage for gas-based ethylene producers over naphtha-based ethylene producers and lower production and customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 were the primary factors contributing to the increased demand and margins in our Olefins segment. Olefins industry forecasts, however, show a significant increase in worldwide capacity over the next few years, with the largest increase expected to come from the Middle East. As a result, olefins operating margins could deteriorate. While the economic slowdown has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in the current environment, we have taken steps designed to address the decrease in demand and margins and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We have also implemented cost reduction programs, temporarily idled some capacity and cut back on discretionary capital spending to preserve cash. The global economic recession has been challenging on our business and depending on the length and severity of the downturn could have a material adverse affect on our financial condition, results of operations or cash flows.

Recent Development

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$303,160	$499,024	$559,534	$943,187
Ethylene, styrene and other	83,382	266,938	149,777	483,596

Total olefins	386,542	765,962	709,311	1,426,783

Vinyls
Fabricated finished products	86,385	145,047	148,813	236,653
VCM, PVC and other	101,938	195,440	204,992	358,074

Total vinyls	188,323	340,487	353,805	594,727

Total	$574,865	$1,106,449	$1,063,116	$2,021,510

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Income (loss) from operations
Olefins	$44,289	$57,804	$60,363	$77,956
Vinyls	(4,829)	18,354	(20,210)	15,269
Corporate and other	(3,285)	(2,582)	(4,881)	(5,790)

Total income from operations	36,175	73,576	35,272	87,435
Interest expense	(8,795)	(9,287)	(17,391)	(17,815)
Other income, net	1,303	2,199	3,780	4,607
Provision for income taxes	11,832	19,215	10,885	21,567

Net income	$16,851	$47,273	$10,776	$52,660

Diluted earnings per share	$0.26	$0.72	$0.16	$0.80

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	-37.0%	-12.6%	-34.4%	-15.8%
Vinyls(2)	-29.0%	-15.7%	-23.9%	-16.6%
Company average	-34.5%	-13.6%	-31.3%	-16.1%
__________
(1) Includes: Ethylene and co-products, polyethylene, and styrene. (2) Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average industry prices (1)
Ethane (cents/lb)	14.5	35.4	13.2	34.8
Propane (cents/lb)	17.3	40.2	16.7	37.5
Ethylene (cents/lb) (2)	31.5	66.3	31.5	63.4
Polyethylene (cents/lb) (3)	68.0	94.7	66.5	91.3
Styrene (cents/lb) (4)	46.3	78.8	43.4	75.7
Caustic ($/short ton) (5)	368.3	540.0	595.0	496.7
Chlorine ($/short ton) (6)	204.2	275.0	189.6	287.5
PVC (cents/lb) (7)	48.5	58.7	47.1	56.5

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American average acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the three months ended June 30, 2009, net income was $16.9 million, or $0.26 per diluted share, on net sales of $574.9 million. This represents a decrease in net income of $30.4 million, or $0.46 per diluted share, from the three months ended June 30, 2008 net income of $47.3 million, or $0.72 per diluted share, on net sales of $1,106.4 million. Sales for the three months ended June 30, 2009 decreased $531.5 million compared to the second quarter of 2008 due primarily to lower sales prices for all major products and lower sales volumes for all major products except caustic and styrene. Income from operations was $36.2 million for the second quarter of 2009 as compared to $73.6 million for the second quarter of 2008. The decrease in income from operations for the three months ended June 30, 2009 was primarily due to reduced demand for polyethylene and vinyls downstream products and significantly lower sales prices, which were partially offset by lower feedstock and energy costs. Also partially offsetting this decrease, trading activity resulted in a gain of $9.8 million in the second quarter of 2009 as compared to a loss of $7.0 million in the second quarter of 2008.

For the six months ended June 30, 2009, net income was $10.8 million, or $0.16 per diluted share, on net sales of $1,063.1 million. This represents a decrease in net income of $41.9 million, or $0.64 per diluted share, from the six months ended June 30, 2008 net income of $52.7 million, or $0.80 per diluted share, on net sales of $2,021.5 million. Sales for the six months ended June 30, 2009 decreased $958.4 million compared to the first six months of 2008 largely due to lower sales prices for all major products except caustic and lower sales volumes for all major products except caustic and styrene. Income from operations was $35.3 million for the first six months of 2009 as compared to $87.4 million for the first six months of 2008. Income from operations for the first six months of 2009 was negatively impacted by a number of factors, including reduced demand for polyethylene, PVC resin and vinyls downstream products due to the economic downturn, an unscheduled outage caused by an ice storm at our Calvert City, Kentucky complex and a turnaround at one of our ethylene units in Lake Charles. The Calvert City outage and Lake Charles turnaround resulted in repair costs and the expensing of unabsorbed fixed manufacturing costs of $19.5 million during the first quarter of 2009. The decrease in income from operations was partially offset by a gain from trading activity of $12.2 million during the first six months of 2009 compared to a loss of $6.9 million during the first six months of 2008. Costs related to the closure of a fabrication manufacturing facility and a turnaround and revamp of our styrene facility in Lake Charles negatively impacted income from operations in the first six months of 2008.

RESULTS OF OPERATIONS

Second Quarter 2009 Compared with Second Quarter 2008

Net Sales. Net sales decreased by $531.5 million to $574.9 million in the second quarter of 2009 from $1,106.4 million in the second quarter of 2008. This decrease was primarily due to lower sales prices for all major products and lower sales volume for all major products except caustic and styrene. Average sales prices for the second quarter of 2009 decreased by 34.5% as compared to the second quarter of 2008, and sales volumes declined 13.6% as compared to the second quarter of 2008 due primarily to lower demand. As a result of the economic downturn, order activity for most of our major products has declined due to the continued soft demand for consumer products and weakness in the construction markets.

Gross Margin. Gross margin percentage of 9.7% for the second quarter of 2009 increased from the 8.7% gross margin percentage for the second quarter of 2008. The increase was primarily due to raw material cost reductions that outpaced the drop in product sales prices and the trading activity gain of $9.8 million in the second quarter of 2009 as compared to the loss from trading activity of $7.0 million in the second quarter of 2008. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 59.0% for ethane and 57.0% for propane as compared to the second quarter of 2008. Sales prices decreased an average of 34.5% during the second quarter of 2009. The increase in gross margin percentage was partially offset by lower sales volumes and lower operating rates. The lower operating rates were primarily due to the decrease in demand directly attributable to the current economic downturn and weakness in the downstream vinyls markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.4 million, or 14.8%, for the second quarter of 2009 as compared to the second quarter of 2008. The decrease was primarily due to cost reduction initiatives resulting in lower compensation expense and a reduction in total selling expenses consistent with the decrease in sales.

Interest Expense. Interest expense decreased marginally by $0.5 million to $8.8 million in the second quarter of 2009 from $9.3 million in the second quarter of 2008 as debt balances and interest rates were relatively flat.

Other Income, Net. Other income, net decreased by $0.9 million to $1.3 million in the second quarter of 2009 from $2.2 million in the second quarter of 2008 primarily due to lower interest income.

Income Taxes. The effective income tax rate was 41.3% for the second quarter of 2009. The 2009 tax rate was above the statutory rate of 35% primarily due to the loss of the domestic manufacturing deduction due to the carry back of the year-to-date taxable loss and state tax credits, partially offset by state income taxes. The effective tax rate was 28.9% for the second quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction and a reduction of recognized tax benefits due to tax settlements, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales decreased by $379.4 million, or 49.5%, to $386.5 million in the second quarter of 2009 from $766.0 million in the second quarter of 2008. This decrease was primarily due to lower sales volumes for all major olefins products except styrene and lower sales prices for all major olefins products. Average sales prices and volumes for the Olefins segment decreased by 37.0% and 12.6%, respectively, in the second quarter of 2009 as compared to the second quarter of 2008.

Income from Operations. Income from operations decreased by $13.5 million, or 23.4%, to $44.3 million in the second quarter of 2009 from $57.8 million in the second quarter of 2008. This decrease was primarily due to lower polyethylene sales volumes and operating rates and the sharp drop in sales prices, partially offset by lower energy and feedstock costs. Also partially offsetting the decrease, trading activity resulted in a gain of $9.8 million for the second quarter of 2009 as compared to a loss of $7.0 million for the second quarter of 2008.

Vinyls Segment

Net Sales. Net sales decreased by $152.2 million, or 44.7%, to $188.3 million in the second quarter of 2009 from $340.5 million in the second quarter of 2008. This decrease was primarily due to lower sales prices and volumes for all major vinyls products. Average sales prices and volumes for the Vinyls segment decreased by 29.0% and 15.7%, respectively, in the second quarter of 2009 as compared to the second quarter of 2008.

(Loss) Income from Operations. The Vinyls segment produced a loss from operations of $4.8 million in the second quarter of 2009 as compared to income from operations of $18.4 million in the second quarter of 2008, a decline of $23.2 million. The change was primarily due to lower sales volumes and lower operating rates. Weakness in the construction markets reduced demand for vinyls downstream products, resulting in lower operating rates and margins. Also negatively impacting loss from operations for the second quarter of 2009 was a reduction in industry caustic prices of 31.8% as compared to the second quarter of 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Net Sales. Net sales decreased by $958.4 million to $1,063.1 million in the first six months of 2009 from $2,021.5 million in the first six months of 2008. This decrease was primarily due to lower sales prices for all of our major products except caustic and lower sales volume for most of our major products. Average sales prices for the first six months of 2009 decreased by 31.3% as compared to the first six months of 2008. Customer order activity slowed in the first six months of 2009 compared with the same period in 2008, largely due to the negative impact of the economic downturn.

Gross Margin. Gross margin percentage of 7.1% for the first six months of 2009 increased from the 6.6% gross margin percentage for the first six months of 2008. The increase was primarily due to raw material cost reductions that outpaced the drop in product sales prices. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 62.1% for ethane and 55.5% for propane as compared to the first six months of 2008. Sales prices decreased an average of 31.3% during the first quarter of 2009. The increase in gross margin percentage was partially offset by lower sales volumes and lower operating rates.

The lower operating rates were primarily due to the decreased demand for most of our major products and continued weakness in the downstream vinyls markets attributable to weakness in the construction markets and the general economy, the ice storm in Calvert City and the turnaround at one of our ethylene units in Lake Charles during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million, or 11.5%, in the first six months of 2009 as compared to the first six months of 2008. The decrease was primarily due to a reduction in total selling expenses consistent with the decrease in sales and cost reduction initiatives resulting in lower compensation expense and consulting fees.

Interest Expense. Interest expense in the first six months of 2009 decreased marginally by $0.4 million to $17.4 million in the first six months of 2009 from $17.8 million in the first six months of 2008 as debt balances and interest rates were relatively flat compared to the first six months of 2008.

Other Income, Net. Other income, net decreased by $0.8 million to $3.8 million in the first six months of 2009 from $4.6 million in the first six months of 2008 primarily due to lower interest income, partially offset by higher equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 50.3% for the six months ended June 30, 2009. The 2009 tax rate was above the statutory rate of 35% primarily due to the loss of the domestic manufacturing deduction due to the carry back of the year-to-date taxable loss and an increase in state income tax liabilities. The effective tax rate was 29.1% for the six months ended June 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction and a reduction of unrecognized tax benefits, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales decreased by $717.5 million, or 50.3%, to $709.3 million in the first six months of 2009 from $1,426.8 million in the first six months of 2008. This decrease was primarily due to lower sales prices for all major products and lower sales volumes for all major products except styrene. Average selling prices for the Olefins segment decreased by 34.4% in the first six months of 2009 as compared to the first six months of 2008.

Income from Operations. Income from operations decreased by $17.6 million, or 22.6%, to $60.4 million in the first six months of 2009 from $78.0 million in the first six months of 2008. This decrease was primarily due to the decrease in polyethylene and styrene sales prices and lower operating rates. The lower operating rates were primarily due to reduced polyethylene demand and a turnaround at one of our ethylene facilities in Lake Charles in the first quarter of 2009. These decreases were partially offset by lower raw material costs and by trading activity. Trading activity resulted in a gain for the first six months of 2009 of $12.2 million as compared to a loss of $6.9 million for the first six months of 2008. The first six months of 2008 were negatively impacted by the styrene plant turnaround in Lake Charles.

Vinyls Segment

Net Sales. Net sales decreased by $240.9 million, or 40.5%, to $353.8 million in the first six months of 2009 from $594.7 million in the first six months of 2008. This decrease was mainly driven by the decrease in the sales prices and sales volumes of all products except caustic, as well as lower operating rates. Average selling prices for the Vinyls segment decreased by 23.9% in the first six months of 2009 as compared to the first six months of 2008.

(Loss) Income from Operations. The segment produced a loss from operations of $20.2 million in the first six months of 2009 as compared to income from operations of $15.3 million in the first six months of 2008, a decline of $35.5 million. This decrease was primarily due to lower sales prices for most of our major products and reduced margins in our vinyls downstream businesses due to the continued weakness in the construction market. In addition, an ice storm at our Calvert City facility caused an extended outage at that facility during the first quarter of 2009, adversely impacting production rates for all major products produced at Calvert City and resulted in lost sales and margins due to the reduced production. These decreases were partially offset by higher sales volumes and selling prices for caustic compared to the same period in 2008.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Cash Flows

Operating Activities

Operating activities provided cash of $153.4 million in the first six months of 2009 compared to cash used by operating activities of $8.0 million in the first six months of 2008. The $161.4 million increase in cash flows from operating activities was primarily due to favorable changes in working capital, partially offset by a reduction in income from operations and capitalized turnaround costs of $23.6 million resulting from the turnaround of our ethylene unit in Lake Charles. Income from operations decreased by $52.2 million in the first six months of 2009 as compared to the first six months of 2008 primarily as a result of the decline in volume and margins for most of our major products due to lower demand and pricing pressures. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, provided cash of $113.1 million in the first six months of 2009 (including a federal tax refund of $30.0 million, resulting from over payment of 2008 federal income taxes), compared to $105.7 million of cash used in the first six months of 2008, a favorable change of $218.8 million. This change was largely due to reduced working capital requirements as a result of a reduction in inventory levels, a decrease in energy and feedstock costs, a decrease in average sales prices, and an increase in accrued taxes, as compared to the prior year period.

Investing Activities

Net cash used for investing activities during the first six months of 2009 was $53.3 million as compared to net cash used for investing activities of $80.9 million in the first six months of 2008. Capital expenditures were $50.4 million in the first six months of 2009 compared to $81.8 million in the first six months of 2008. The decrease in capital expenditures in the 2009 period was partially attributable to a reduction in our discretionary capital spending in 2009 due to the current economic environment as well as expenditures related to the expansions at Calvert City and the opening of the new plant in Yucca, Arizona during 2008. The remaining capital expenditures in the first six months of 2009 and 2008 primarily related to maintenance, safety and environmental projects. In addition, we purchased a PVC pipe plant in Janesville, Wisconsin for $6.3 million during the first quarter of 2009.

Financing Activities

Net cash provided by financing activities during the first six months of 2009 was $13.7 million as compared to net cash provided of $86.5 million in the first six months of 2008. The 2009 activity was primarily related to a $22.0 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the payment of cash dividends. The 2008 activity was primarily related to borrowing a net $38.0 million under our revolving credit facility and a $55.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As a result of the economic downturn, cash flows from operations have been negatively impacted. However, cash flows remained positive for the first six months of 2009 primarily due to the reduced working capital requirements resulting from the reductions in energy and feedstock costs compared to the first six months of 2008. In addition, we have increased our focus on cost cutting and implemented various cost reduction initiatives designed to preserve cash and improve our liquidity.

In August 2008, we announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is currently estimated to cost between $250 million and $300 million and would be partially funded with funds drawn from the proceeds of the issuance of the 6 3/4% revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), issued in December 2007 for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions. We believe that our sources of liquidity as described above will be adequate to fund our normal operations and on-going capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. Our failure to maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility restricts our ability to make distributions and specified acquisitions. On February 5, 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability including cash, under the credit facility. For the twelve months ended June 30, 2009, the fixed charge coverage ratio under our revolving credit facility was 0.25:1. The indenture governing our senior notes requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended June 30, 2009, this fixed charge coverage ratio was 1.27:1. As a result, we are currently restricted from incurring additional debt, except for borrowings under our credit facility, additional borrowings under one or more term loan facilities in an amount not to exceed $200 million and $100 million of other debt. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the current economic downturn and the credit crisis, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At June 30, 2009, the borrowing base of our credit facility was $281.8 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $317.0 million at June 30, 2009, which included cash and cash equivalents of $204.0 million and restricted cash of $113.0 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of June 30, 2009, our long-term debt, including current maturities, totaled $510.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.5 million), $250.0 million of 6 3/4% senior notes due 2032 and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the tax-exempt waste disposal revenue bonds bears interest at variable rates. As of June 30, 2009, we were in compliance with all of the covenants with respect to our senior notes, our waste disposal revenue bonds and our revolving credit facility.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. For the twelve months ended June 30, 2009 the fixed charge coverage ratio under our senior secured revolving facility was 0.25:1. Failure to maintain the 1.0:1 ratio is not an event of default under the revolving credit facility but does restrict the distributions and specified acquisitions that we may make. As of June 30, 2009, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2009, we had outstanding letters of credit totaling $15.4 million and borrowing availability of $281.8 million under the revolving credit facility.

On December 13, 2007 the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of June 30, 2009, we had drawn $138.4 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

On January 13, 2006, we issued $250.0 million of 6 5 /8% aggregate principal amount of senior notes due 2016. The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the notes.

The agreements governing the 6 5/8% and the 6  3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. As discussed above, the most significant of these restrictions in the senior notes, a fixed charge coverage ratio covenant, currently restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), because our fixed charge coverage ratio remained below 2.0 at June 30, 2009. For the twelve months ended June 30, 2009, this fixed charge coverage ratio under our senior note indentures was 1.27:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0525 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction would have been $450.9 million at June 30, 2009; however, because our fixed charge coverage ratio was below 2.0, the actual amount allowed was restricted to the payment of our regular quarterly dividend of up to $0.20 per share. The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended June 30, 2009, the fixed change coverage ratio under the revolving credit facility was 0.25:1. No other agreements require us to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2009 and December 31, 2008 was 0.75% and 1.08%, respectively.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar, Louisiana;

•	timing and duration of plant idlings;

•	health of our customer base;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2009, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.7 million and a hypothetical $0.10 increase in the price per MMBTU of natural gas would have decreased our income before taxes by $0.3 million. Additional information concerning derivative commodity instruments appears in Note 7 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2009, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2009) and tax-exempt waste disposal revenue bonds is at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2009 was 0.75%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2009, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), filed on February 19, 2009, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 12 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2008 Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2009 annual meeting of stockholders was held on May 14, 2009. Two matters were voted upon by the Company’s stockholders at such meeting: (1) two members of the board of directors were re-elected and (2) the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified. The following tabulation sets forth the number of votes cast for, against or withheld and the number of abstentions and broker non-votes.

Election of Directors	Votes For	Votes Withheld
James Chao	61,356,352	3,989,135
H. John Riley, Jr.	65,326,486	19,001

Ratification of	Votes For	Votes Against	Votes to Abstain	Broker Non-Votes
PricewaterhouseCoopers LLP	65,311,029	33,275	1,182	0

Item 6.	Exhibits

Exhibit No.
10.1	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2009).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 5, 2009	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ M. Steven Bender
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)