Form 10-Q
period 2009-09-30
WESTLAKE CHEMICAL CORP
filed 2009-11-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 28, 2009 was 65,977,713.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$252,873	$90,239
Accounts receivable, net	343,406	347,323
Inventories, net	312,029	327,967
Prepaid expenses and other current assets	9,918	6,838
Deferred income taxes	27,158	26,622

Total current assets	945,384	798,989
Property, plant and equipment, net	1,186,010	1,197,452
Equity investment	33,560	30,107
Restricted cash	112,294	134,432
Other assets, net	134,165	126,009

Total assets	$2,411,413	$2,286,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$162,083	$112,833
Accrued liabilities	101,585	99,455

Total current liabilities	263,668	212,288
Long-term debt	515,380	510,319
Deferred income taxes	309,296	280,486
Other liabilities	45,441	44,836

Total liabilities	1,133,785	1,047,929
Commitments and Contingencies (Notes 6 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,976,365 and 65,658,142 shares issued and outstanding in 2009 and 2008, respectively	660	657
Additional paid-in capital	440,765	435,581
Retained earnings	844,699	814,873
Accumulated other comprehensive income
Benefits liability, net of tax	(12,322)	(13,339)
Cumulative translation adjustment	3,826	1,288

Total stockholders’ equity	1,277,628	1,239,060

Total liabilities and stockholders’ equity	$2,411,413	$2,286,989

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands of dollars, except per share data)
Net sales	$632,571	$1,073,735	$1,695,687	$3,095,245
Cost of sales	560,033	1,001,948	1,547,423	2,890,294

Gross profit	72,538	71,787	148,264	204,951
Selling, general and administrative expenses	23,515	22,999	63,969	68,728

Income from operations	49,023	48,788	84,295	136,223
Other income (expense)
Interest expense	(8,772)	(8,093)	(26,163)	(25,908)
Other income, net	1,456	1,267	5,236	5,874

Income before income taxes	41,707	41,962	63,368	116,189
Provision for income taxes	11,941	14,598	22,826	36,165

Net income	$29,766	$27,364	$40,542	$80,024

Earnings per share:
Basic	$0.45	$0.42	$0.62	$1.22
Diluted	$0.45	$0.42	$0.61	$1.22

Weighted average shares outstanding:
Basic	65,953,303	65,643,001	65,892,470	65,612,984
Diluted	66,096,998	65,677,079	65,960,172	65,640,683

Dividends (per common share)	$0.06	$0.05	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands of dollars)
Cash flows from operating activities
Net income	$40,542	$80,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,310	81,527
Provision for bad debts	505	2,057
Amortization of debt issue costs	1,068	662
Stock-based compensation expense	4,150	3,126
Loss from disposition of fixed assets	5,568	4,479
Gain on involuntary conversion of assets	(455)	—
Deferred income taxes	27,786	3,096
Equity in income of joint venture	(3,453)	(2,523)
Changes in operating assets and liabilities
Accounts receivable	3,522	(57,604)
Inventories	15,938	36,686
Prepaid expenses and other current assets	(3,080)	639
Accounts payable	49,997	(40,785)
Accrued liabilities	2,457	(10,945)
Other, net	(22,399)	(23,853)

Net cash provided by operating activities	213,456	76,586

Cash flows from investing activities
Additions to property, plant and equipment	(65,031)	(127,163)
Acquisition of business	(6,297)	—
Proceeds from disposition of assets	3,255	573
Insurance proceeds from involuntary conversion of assets	484	—
Settlements of derivative instruments	1,157	344

Net cash used for investing activities	(66,432)	(126,246)

Cash flows from financing activities
Proceeds from the exercise of stock options	772	208
Dividends paid	(10,716)	(10,010)
Proceeds from borrowings	—	851,635
Repayment of borrowings	—	(847,162)
Utilization of restricted cash	27,650	55,045
Capitalized debt issuance costs	(2,096)	(2,518)

Net cash provided by financing activities	15,610	47,198

Net increase (decrease) in cash and cash equivalents	162,634	(2,462)
Cash and cash equivalents at beginning of period	90,239	24,914

Cash and cash equivalents at end of period	$252,873	$22,452

Supplemental cash flow information
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$5,000	$—

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008 and the changes in its cash position for the nine months ended September 30, 2009 and 2008.

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

Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on disclosures about derivative instruments and hedging activities. The new accounting guidance does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices. The Company adopted the new guidance as of January 1, 2009.

Earnings per Share

In June 2008, the FASB issued an accounting standards update on determining whether instruments granted in share-based payment transactions are participating securities. The new accounting guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends be included in the computation of earnings per share. The Company adopted the new guidance as of January 1, 2009 and amended its computation of weighted average shares and basic and diluted earnings per share to reflect the new guidance.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an accounting standards update on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The new accounting guidance only impacts disclosures. In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. The accounting standards update was effective January 1, 2009. Upon initial application, comparative period disclosures are not required for earlier periods. The Company will expand its disclosures in accordance with the new accounting guidance in its annual report on Form 10-K for the year ending December 31, 2009. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued an accounting standards update to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. The accounting standards update was effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance in its quarterly report on Form 10-Q for the quarter ended June 30, 2009.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Subsequent Events

In May 2009, the FASB issued an accounting standards update on subsequent events. The new accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accounting guidance includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance in its quarterly report on Form 10-Q for the quarter ended June 30, 2009.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standards update on the accounting for transfers of financial assets. The new accounting guidance eliminates the qualifying special-purpose entity concept, introduces a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires extensive new disclosures. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009 but is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standards update on the consolidation of variable interest entities. The new accounting guidance requires an analysis to determine who should consolidate a variable-interest entity, as well as when it would be necessary to reassess who should consolidate a variable-interest entity. The new guidance also eliminates the exemption for qualifying special purpose entities. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2009	December 31, 2008
Trade customers	$322,594	$293,318
Affiliates	1,411	1,226
Allowance for doubtful accounts	(8,033)	(14,438)

	315,972	280,106
Federal and state taxes	19,454	54,886
Other	7,980	12,331

Accounts receivable, net	$343,406	$347,323

3. Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished products	$154,584	$173,982
Feedstock, additives and chemicals	120,321	119,881
Materials and supplies	44,664	42,415

	319,569	336,278
Allowance for inventory obsolescence	(7,540)	(8,311)

Inventories, net	$312,029	$327,967

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

4. Property, Plant and Equipment

As of September 30, 2009, the Company had property, plant and equipment totaling $1,186,010. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

In October 2009, as a result of excess capacity due to the weak construction market and in an effort to reduce total costs, the Company idled its Bristol, Indiana PVC pipe facility and will move the production to the Company’s other PVC pipe facilities. In the third quarter of 2009, the Company recorded asset impairments related to idled PVC pipe facilities, including the Bristol facility, of $3,898. The Company determined the fair value of the impaired assets using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the idled plants.

Depreciation expense on property, plant and equipment of $25,325 and $23,218 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, and $74,200 and $67,605 is included for the nine months ended September 30, 2009 and 2008, respectively.

5. Other Assets

Amortization expense on other assets of $6,466 and $5,155 is included in the consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively, and $18,178 and $14,584 is included for the nine months ended September 30, 2009 and 2008, respectively.

6. Long-Term Debt

Long-term indebtedness consists of the following:

	September 30, 2009	December 31, 2008
6 5/ 8% senior notes due 2016	$249,491	$249,430
6 3/ 4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	—

Long-term debt	$515,380	$510,319

In August 2009, the Company entered into a $100,000 revenue bond issuance facility (the “Series 2009A Revenue Bonds Facility”) with the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”). The Authority initially issued $5,000 of floating rate tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “Initial Series 2009A Revenue Bonds”) under the Series 2009A Revenue Bonds Facility. In connection with the issuance of the Initial Series 2009A Revenue Bonds, the Company entered into a loan agreement with the Authority under which proceeds from the bond offering were lent by the Authority to the Company. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5,100 letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds.

The Company has a $400,000 senior secured revolving credit facility. On February 5, 2009, the Company amended its revolving credit facility to allow the Company to make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0 if the Company maintains at least $125,000 to $200,000 (depending on the amount of distributions and acquisition payments) of borrowing availability, including cash, under the credit facility. As of September 30, 2009, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of September 30, 2009, the Company had outstanding letters of credit totaling $20,266 and borrowing availability of $304,162 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total compensation expense related to the 2004 Plan was $1,461 and $1,050 for the three months ended September 30, 2009 and 2008, respectively, and $4,150 and $3,126 for the nine months ended September 30, 2009 and 2008, respectively.

Option activity and changes during the nine months ended September 30, 2009 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	910,329	$24.72
Granted	511,285	14.59
Exercised	(49,226)	15.54
Cancelled	(2,910)	21.49

Outstanding at September 30, 2009	1,369,478	$21.28	8.0	$8,720

Exercisable at September 30, 2009	373,851	$22.65	6.3	$1,945

For options outstanding at September 30, 2009, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	854,570	8.4
$20.83 - $27.22	116,235	7.1
$30.07 - $36.10	398,673	7.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $425 and $96, respectively and the total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $431 and $96, respectively.

As of September 30, 2009, $5,255 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three and nine months ended September 30, 2009 and 2008. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average fair value	$10.47	$8.97	$5.67	$7.52
Risk-free interest rate	3.1%	5.1%	2.8%	5.0%
Expected life in years	6-7	6-7	6-7	6-7
Expected volatility	43.0%	38.7%	42.5%	35.0%
Expected dividend yield	1.0%	1.0%	1.5%	1.0%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Non-vested restricted stock awards as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	363,432	$26.32
Granted	272,533	14.49
Vested	(11,444)	30.98
Forfeited	(3,536)	17.92

Non-vested at September 30, 2009	620,985	$21.09

As of September 30, 2009, there was $6,721 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares of restricted stock that vested during the three months ended September 30, 2009 and 2008 was $121 and $279, respectively, and the total fair value of shares of restricted stock that vested during the nine months ended September 30, 2009 and 2008 was $204 and $369, respectively.

8. Derivative Commodity Instruments and Fair Value of Financial Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges.

The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative securities (as such improvements would accrue to the benefit of the counterparty).

Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of risk management assets and liabilities by fair value measurement level at September 30, 2009:

	Level 1	Level 2	Total
Risk management assets	$8,144	$2,140	$10,284
Risk management liabilities	$6,240	$6,226	$12,466

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008	Balance Sheet Location	September 30, 2009	December 31, 2008
Commodity contracts	Accounts receivable, net	$10,284	$—	Accrued liabilities	$12,466	$5,327

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2009	2008	2009	2008
		Loss	Loss	Gain	Loss
Commodity contracts	Cost of sales	$(354)	$(913)	$3,572	$(7,795)

The fair and carrying values of the Company’s derivative commodity instruments and financial instruments as of September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$7,243	$7,243	$1,346	$1,346
Crude oil futures contracts	$(5,339)	$(5,339)	$(7,348)	$(7,348)
Other forward/futures contracts	$(4,086)	$(4,086)	$675	$675

Financial Instruments:
6 5/8% senior notes due 2016	$249,491	$235,769	$249,430	$137,500
6 3/4% senior notes due 2032	$250,000	$244,250	$250,000	$136,325
Loan related to tax-exempt waste disposal revenue bonds due 2027	$10,889	$10,889	$10,889	$10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	$5,000	$5,000	$—	$—

9. Income Taxes

There was no material change to the total gross unrecognized tax benefits for the nine months ended September 30, 2009. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $1,570 within the next twelve months due to expiring statutes of limitations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2009, the Company had $1,203 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2001. During the third quarter of 2009, the Internal Revenue Service began an audit of the Company for the 2007 tax year.

The effective income tax rate was 28.6% for the three months ended September 30, 2009. The 2009 tax rate is below the statutory rate of 35% primarily due to the decrease in the domestic manufacturing deduction lost caused by carrying back the year-to-date taxable loss and a reduction in state tax liabilities. The effective income tax rate was 34.8% for the three months ended September 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

The effective income tax rate was 36.0% for the nine months ended September 30, 2009. The 2009 tax rate was above the statutory rate of 35% primarily due to state income taxes, partially offset by state tax credits. The effective tax rate was 31.1% for the nine months ended September 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction, and a reduction of gross unrecognized tax benefits, partially offset by state income taxes.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

10. Earnings per Share

As a result of an accounting standards update on earnings per share that was effective January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share. Accordingly, the weighted average shares for the three and nine months ended September 30, 2008 have been retrospectively adjusted. The earnings per share calculation for the three and nine months ended September 30, 2008 have also been amended to reflect the new computation. The change in the calculation was insignificant and did not change the originally reported basic and diluted earnings per share of $0.42 for the three months ended September 30, 2008. The basic and diluted earnings per share for the nine months ended September 30, 2008 have been adjusted to $1.22 from the originally reported basic and diluted earnings per share of $1.23 to reflect the retrospective application of the new accounting guidance.

There are no adjustments to “Net income” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares—basic	65,953,303	65,643,001	65,892,470	65,612,984
Plus incremental shares from:
Assumed exercise of options	143,695	34,078	67,702	27,699

Weighted average common shares—diluted	66,096,998	65,677,079	65,960,172	65,640,683

Excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008 are options to purchase 525,198 and 739,681 shares of common stock, respectively. Excluded from the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2008 are options to purchase 540,030 and 702,528 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

11. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$29,766	$27,364	$40,542	$80,024
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	334	219	1,017	658
Change in foreign currency translation	1,318	(930)	2,538	(1,784)

Comprehensive income	$31,418	$26,653	$44,097	$78,898

12. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-Retirement		Pension		Post-Retirement
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$199	$246	$20	$24	$644	$739	$61	$71
Interest cost	614	593	280	274	1,850	1,780	841	824
Expected return on plan assets	(394)	(615)	—	—	(1,258)	(1,844)	—	—
Amortization of transition obligation	—	—	29	29	—	—	85	86
Amortization of prior service cost	62	80	53	53	203	239	159	159
Amortization of net loss	343	135	26	42	1,038	404	78	125

Net periodic benefit cost	$824	$439	$408	$422	$2,477	$1,318	$1,224	$1,265

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

The Company contributed $918 and $0 to the Salaried pension plan in the first nine months of 2009 and 2008, respectively, and contributed $60 and $600 to the Wage pension plan in the first nine months of 2009 and 2008, respectively. The Company expects to make additional contributions of $562 to the Salaried plan and $488 to the Wage plan during the fiscal year ending December 31, 2009.

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

14. Insurance Recoveries

During the first quarter of 2009, the Company’s Calvert City, Kentucky complex experienced an ice storm that caused a power failure at the facility and resulted in damage to a compressor for the ethylene unit. The Company received property damage insurance proceeds of $4,577 related to this outage during the third quarter of 2009, which is included in cost of sales in the consolidated statement of operations. The insurance proceeds received were for repair costs and involuntary asset conversion and are included in cash flows from operating and investing activities, respectively.

15. Commitments and Contingencies

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

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency, or EPA, requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. On June 26, 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which the Company could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. On September 1, 2009, the Company jointly with PolyOne submitted a good faith offer to negotiate an administrative order on consent which would require the parties to conduct a remedial investigation. The parties are currently in negotiations on those issues.

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

16. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales to external customers
Olefins
Polyethylene	$314,752	$504,035	$874,286	$1,447,222
Ethylene, styrene and other	126,221	221,028	275,998	704,624

Total olefins	440,973	725,063	1,150,284	2,151,846
Vinyls
Fabricated finished products	96,533	127,498	245,346	364,151
VCM, PVC and other	95,065	221,174	300,057	579,248

Total vinyls	191,598	348,672	545,403	943,399

	$632,571	$1,073,735	$1,695,687	$3,095,245

Intersegment sales
Olefins	$15,163	$33,496	$37,679	$85,882
Vinyls	156	641	1,020	1,477

	$15,319	$34,137	$38,699	$87,359

Income (loss) from operations
Olefins	$61,650	$18,190	$122,013	$96,146
Vinyls	(8,079)	30,483	(28,289)	45,752
Corporate and other	(4,548)	115	(9,429)	(5,675)

	$49,023	$48,788	$84,295	$136,223

Depreciation and amortization
Olefins	$21,014	$19,670	$61,630	$56,513
Vinyls	10,265	8,427	29,424	24,868
Corporate and other	130	52	256	146

	$31,409	$28,149	$91,310	$81,527

Other income (expense), net
Olefins	$252	$9	$415	$67
Vinyls	(87)	64	(56)	230
Corporate and other	1,291	1,194	4,877	5,577

	$1,456	$1,267	$5,236	$5,874

Capital expenditures
Olefins	$4,409	$9,276	$29,597	$38,780
Vinyls	9,714	35,463	34,321	86,210
Corporate and other	545	673	1,113	2,173

	$14,668	$45,412	$65,031	$127,163

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

A reconciliation of total segment income (loss) from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from operations	$49,023	$48,788	$84,295	$136,223
Interest expense	(8,772)	(8,093)	(26,163)	(25,908)
Other income, net	1,456	1,267	5,236	5,874

Income before income taxes	$41,707	$41,962	$63,368	$116,189

			September 30, 2009	December 31, 2008
Total assets
Olefins			$1,312,183	$1,295,285
Vinyls			666,397	660,358
Corporate and other			432,833	331,346

			$2,411,413	$2,286,989

17. Subsequent Events

In October 2009, the Company idled its Bristol, Indiana PVC pipe facility. Subsequent events were evaluated through November 4, 2009, the date the financial statements were issued.

18. Guarantor Disclosures

The Company’s payment obligations under its 6 5/8% senior notes and 6 3/4% senior notes are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes or the 6 3/ 4% senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is wholly owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

The condensed consolidating balance sheet as of December 31, 2008 has been revised to correct income taxes receivable, deferred income taxes, accounts payable and other liabilities that were previously recorded in the accounts of Westlake Chemical Corporation but should have been recorded in the accounts of the Guarantor and Non-Guarantor Subsidiaries. The Guarantor and Non-Guarantor Subsidiaries’ stockholder’s equity as of December 31, 2008, condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and the condensed consolidating statement of cash flows for the nine months ended September 30, 2008 have also been revised to reflect these corrections. These revisions had no impact on the consolidated totals in the condensed consolidating balance sheet as of December 31, 2008, condensed consolidating statements of operations for the three and nine months ended September 30, 2008 or the condensed consolidating statement of cash flows for the nine months ended September 30, 2008. The primary impact of these revisions on the December 31, 2008 balance sheet of the Westlake Chemical Corporation column was to increase accounts receivable by $86,346 and reduce equity investment in investees by $378,330 and a decrease to net deferred income tax liabilities by $258,271. Additionally, the revisions resulted in a decrease in accounts receivable of $86,346 and an increase in net deferred tax liabilities of $267,151 in the Guarantor Subsidiaries column with corresponding changes in the eliminations column.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$243,358	$108	$9,407	$—	$252,873
Accounts receivable, net	90,764	332,769	7,059	(87,186)	343,406
Inventories, net	—	302,085	9,944	—	312,029
Prepaid expenses and other current assets	397	9,430	91	—	9,918
Deferred income taxes	284	26,605	1,524	(1,255)	27,158

Total current assets	334,803	670,997	28,025	(88,441)	945,384
Property, plant and equipment, net	—	1,173,114	12,896	—	1,186,010
Equity investments	1,296,524	23,250	33,560	(1,319,774)	33,560
Restricted cash	112,294	—	—	—	112,294
Other assets, net	48,941	118,595	6,314	(39,685)	134,165

Total assets	$1,792,562	$1,985,956	$80,795	$(1,447,900)	$2,411,413

Current liabilities
Accounts payable	$1,196	$157,508	$13,695	$(10,316)	$162,083
Accrued liabilities	9,194	85,847	1,046	5,498	101,585

Total current liabilities	10,390	243,355	14,741	(4,818)	263,668
Long-term debt	504,491	115,442	5,172	(109,725)	515,380
Deferred income taxes	—	318,288	783	(9,775)	309,296
Other liabilities	53	45,388	—	—	45,441
Stockholders’ equity	1,277,628	1,263,483	60,099	(1,323,582)	1,277,628

Total liabilities and stockholders’ equity	$1,792,562	$1,985,956	$80,795	$(1,447,900)	$2,411,413

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information as of December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$88,368	$69	$1,802	$—	$90,239
Accounts receivable, net	231,944	200,595	5,171	(90,387)	347,323
Inventories, net	—	317,312	10,655	—	327,967
Prepaid expenses and other current assets	763	5,830	245	—	6,838
Deferred income taxes	4,264	22,124	234	—	26,622

Total current assets	325,339	545,930	18,107	(90,387)	798,989
Property, plant and equipment, net	—	1,184,078	13,374	—	1,197,452
Equity investments	1,242,738	23,250	30,107	(1,265,988)	30,107
Restricted cash	134,432	—	—	—	134,432
Other assets, net	51,853	111,332	7,733	(44,909)	126,009

Total assets	$1,754,362	$1,864,590	$69,321	$(1,401,284)	$2,286,989

Current liabilities
Accounts payable	$—	$111,678	$8,570	$(7,415)	$112,833
Accrued liabilities	15,872	83,263	324	(4)	99,455

Total current liabilities	15,872	194,941	8,894	(7,419)	212,288
Long-term debt	499,430	122,783	7,106	(119,000)	510,319
Deferred income taxes	—	289,275	91	(8,880)	280,486
Other liabilities	—	44,836	—	—	44,836
Stockholders’ equity	1,239,060	1,212,755	53,230	(1,265,985)	1,239,060

Total liabilities and stockholders’ equity	$1,754,362	$1,864,590	$69,321	$(1,401,284)	$2,286,989

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$620,718	$12,911	$(1,058)	$632,571
Cost of sales	—	550,281	10,810	(1,058)	560,033

Gross profit	—	70,437	2,101	—	72,538
Selling, general and administrative expenses	1,064	22,215	236	—	23,515

(Loss) income from operations	(1,064)	48,222	1,865	—	49,023
Interest expense	(5,519)	(3,253)	—	—	(8,772)
Other income, net	25,572	338	776	(25,230)	1,456

Income before income taxes	18,989	45,307	2,641	(25,230)	41,707
(Benefit from) provision for income taxes	(10,777)	22,200	518	—	11,941

Net income	$29,766	$23,107	$2,123	$(25,230)	$29,766

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,062,110	$13,854	$(2,229)	$1,073,735
Cost of sales	—	989,964	14,213	(2,229)	1,001,948

Gross profit (loss)	—	72,146	(359)	—	71,787
Selling, general and administrative expenses	545	20,898	1,556	—	22,999

(Loss) income from operations	(545)	51,248	(1,915)	—	48,788
Interest expense	(2,144)	(5,865)	(84)	—	(8,093)
Other income, net	35,580	186	462	(34,961)	1,267

Income (loss) before income taxes	32,891	45,569	(1,537)	(34,961)	41,962
Provision for (benefit from) income taxes	5,527	9,415	(344)	—	14,598

Net income (loss)	$27,364	$36,154	$(1,193)	$(34,961)	$27,364

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,668,982	$28,827	$(2,122)	$1,695,687
Cost of sales	—	1,523,973	25,572	(2,122)	1,547,423

Gross profit	—	145,009	3,255	—	148,264
Selling, general and administrative expenses	3,109	59,086	1,774	—	63,969

(Loss) income from operations	(3,109)	85,923	1,481	—	84,295
Interest expense	(15,115)	(11,022)	(26)	—	(26,163)
Other income, net	51,924	865	3,694	(51,247)	5,236

Income before income taxes	33,700	75,766	5,149	(51,247)	63,368
(Benefit from) provision for income taxes	(6,842)	29,317	351	—	22,826

Net income	$40,542	$46,449	$4,798	$(51,247)	$40,542

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,063,472	$37,546	$(5,773)	$3,095,245
Cost of sales	—	2,860,122	35,945	(5,773)	2,890,294

Gross profit	—	203,350	1,601	—	204,951
Selling, general and administrative expenses	1,597	63,411	3,720	—	68,728

(Loss) income from operations	(1,597)	139,939	(2,119)	—	136,223
Interest expense	(11,114)	(14,580)	(214)	—	(25,908)
Other income, net	89,432	613	2,945	(87,116)	5,874

Income before income taxes	76,721	125,972	612	(87,116)	116,189
(Benefit from) provision for income taxes	(3,303)	39,890	(422)	—	36,165

Net income	$80,024	$86,082	$1,034	$(87,116)	$80,024

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$40,542	$46,449	$4,798	$(51,247)	$40,542

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,068	88,370	2,940	—	92,378
Provision for bad debts	—	408	97	—	505
Stock-based compensation expense	—	4,029	121	—	4,150
Loss from disposition of fixed assets	—	5,568	—	—	5,568
Gain on involuntary conversion of assets	—	(455)	—	—	(455)
Deferred income taxes	(3,140)	28,925	2,001	—	27,786
Equity in income of joint venture	—	—	(3,453)	—	(3,453)
Net changes in working capital and other	(52,538)	46,158	1,568	51,247	46,435

Net cash (used for) provided by operating activities	(14,068)	219,452	8,072	—	213,456

Cash flows from investing activities
Additions to property, plant and equipment	—	(64,538)	(493)	—	(65,031)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,255	—	—	3,255
Insurance proceeds from involuntary conversion of assets	—	484	—	—	484
Settlements of derivative instruments	—	1,157	—	—	1,157

Net cash used for investing activities	—	(65,939)	(493)	—	(66,432)

Cash flows from financing activities
Intercompany financing	153,448	(153,474)	26	—	—
Proceeds from exercise of stock options	772	—	—	—	772
Dividends paid	(10,716)	—	—	—	(10,716)
Utilization of restricted cash	27,650	—	—	—	27,650
Capitalized debt issuance costs	(2,096)	—	—	—	(2,096)

Net cash provided by (used for) financing activities	169,058	(153,474)	26	—	15,610
Net increase in cash and cash equivalents	154,990	39	7,605	—	162,634
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$243,358	$108	$9,407	$—	$252,873

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(dollars in thousands, except per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$80,024	$86,082	$1,034	$(87,116)	$80,024

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	662	79,092	2,435	—	82,189
Provision for (recovery of) bad debts	—	2,155	(98)	—	2,057
Stock-based compensation expense	—	3,018	108	—	3,126
Gain from disposition of fixed assets	—	4,479	—	—	4,479
Deferred tax expense	2,670	363	63	—	3,096
Equity in income of joint venture	—	—	(2,523)	—	(2,523)
Net changes in working capital and other	(81,368)	(101,733)	123	87,116	(95,862)

Net cash provided by operating activities	1,988	73,456	1,142	—	76,586

Cash flows from investing activities
Additions to property, plant and equipment	—	(125,580)	(1,583)	—	(127,163)
Proceeds from disposition of assets	—	573	—	—	573
Settlements of derivative instruments	—	344	—	—	344

Net cash used for investing activities	—	(124,663)	(1,583)	—	(126,246)

Cash flows from financing activities
Intercompany financing	(51,070)	51,175	(105)	—	—
Proceeds from exercise of stock options	208	—	—	—	208
Dividends paid	(10,010)	—	—	—	(10,010)
Proceeds from borrowings	851,635	—	—	—	851,635
Repayments of borrowings	(847,162)	—	—	—	(847,162)
Utilization of restricted cash	55,045	—	—	—	55,045
Capitalized debt issuance cost	(2,518)	—	—	—	(2,518)

Net cash (used for) provided by financing activities	(3,872)	51,175	(105)	—	47,198
Net decrease in cash and cash equivalents	(1,884)	(32)	(546)	—	(2,462)
Cash and cash equivalents at beginning of period	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of period	$14,289	$64	$8,099	$—	$22,452

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2007 and 2008, weakness in the construction markets contributed to lower demand for our vinyls products, and operating margins declined in our vinyls business. In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in August 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss for us in the fourth quarter of 2008. Continued weakness in the construction markets and reduced industrial activity, resulting in a precipitous decline in caustic prices, contributed to operating losses in our vinyls segment for the first nine months of 2009. In our olefins segment, a strong export market and balanced supply and demand fundamentals for polyethylene in the U.S. resulted in improving sales volumes and positive operating margins and cash flow for the first nine months of 2009. A cost advantage for gas-based ethylene producers over naphtha-based ethylene producers and lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 also contributed to the increased demand and margins in our Olefins segment. Olefins industry forecasts, however, show a significant increase in worldwide capacity over the next few years, with the largest increase expected to come from the Middle East. As a result, olefins operating margins could face downward pressure. While the economic slowdown has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in the current environment, we have taken steps designed to address the decrease in demand and margins and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We have also implemented cost reduction programs, temporarily idled some capacity and cut back on discretionary capital spending to preserve cash. The global economic downturn has been challenging on our business and depending on the length and severity of the downturn could have a material adverse affect on our financial condition, results of operations or cash flows.

Recent Developments

In October 2009, as a result of excess capacity due to the weak construction market and in an effort to reduce total costs, we idled our Bristol, Indiana PVC pipe facility and will move the production to our other PVC pipe facilities. In the third quarter of 2009, we recorded asset impairments relating to idled PVC pipe facilities, including the Bristol facility, of $3.9 million.

In August 2009, we entered into a $100.0 million revenue bond issuance facility (the “Series 2009A Revenue Bonds Facility”) with the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”). The Authority initially issued $5.0 million of floating rate tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “Initial Series 2009A Revenue Bonds”) under the Series 2009A Revenue Bonds Facility. In connection with the issuance of the Initial Series 2009A Revenue Bonds, we entered into a loan agreement with the Authority under which proceeds from the bond offering were lent by the Authority to us. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$314,752	$504,035	$874,286	$1,447,222
Ethylene, styrene and other	126,221	221,028	275,998	704,624

Total olefins	440,973	725,063	1,150,284	2,151,846

Vinyls
Fabricated finished products	96,533	127,498	245,346	364,151
VCM, PVC and other	95,065	221,174	300,057	579,248

Total vinyls	191,598	348,672	545,403	943,399

Total	$632,571	$1,073,735	$1,695,687	$3,095,245

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Income (loss) from operations
Olefins	$61,650	$18,190	$122,013	$96,146
Vinyls	(8,079)	30,483	(28,289)	45,752
Corporate and other	(4,548)	115	(9,429)	(5,675)

Total income from operations	49,023	48,788	84,295	136,223
Interest expense	(8,772)	(8,093)	(26,163)	(25,908)
Other income, net	1,456	1,267	5,236	5,874
Provision for income taxes	11,941	14,598	22,826	36,165

Net income	$29,766	$27,364	$40,542	$80,024

Diluted earnings per share	$0.45	$0.42	$0.61	$1.22

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins (1)	-40.9%	1.7%	-36.7%	-9.9%
Vinyls (2)	-41.3%	-3.8%	-29.8%	-12.4%
Company average	-41.0%	0.0%	-34.6%	-10.6%
(1) Includes: Ethylene and co-products, polyethylene, and styrene. (2) Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average industry prices (1)
Ethane (cents/lb)	15.9	36.7	14.1	35.4
Propane (cents/lb)	20.6	39.8	18.0	38.3
Ethylene (cents/lb) (2)	32.3	68.0	31.8	64.9
Polyethylene (cents/lb) (3)	72.3	103.7	68.4	95.4
Styrene (cents/lb) (4)	56.4	85.7	47.7	79.0
Caustic ($/short ton) (5)	171.7	786.7	453.9	593.3
Chlorine ($/short ton) (6)	388.3	265.0	255.8	280.0
PVC (cents/lb) (7)	54.5	64.0	49.6	59.0

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American average acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended September 30, 2009, net income was $29.8 million, or $0.45 per diluted share, on net sales of $632.6 million. This represents an increase in net income of $2.4 million, or $0.03 per diluted share, from the quarter ended September 30, 2008 net income of $27.4 million, or $0.42 per diluted share, on net sales of $1,073.7 million. Sales for the third quarter of 2009 decreased $441.1 million compared to the third quarter of 2008 due primarily to lower sales prices for all major products. Income from operations was $49.0 million for the third quarter of 2009 as compared to $48.8 million for the third quarter of 2008. Operating margins benefited from significantly lower energy and feedstock costs in the 2009 period, which was mostly offset by lower sales prices and significantly lower caustic margins resulting from a 78.2% decrease in industry caustic prices compared to the third quarter of 2008. The third quarter of 2008 was negatively impacted by outages caused by Hurricanes Gustav and Ike at our Lake Charles and Geismar facilities. Trading activity resulted in a loss of $0.4 million in the third quarter of 2009 as compared to a loss of $0.9 million in the third quarter of 2008.

For the nine months ended September 30, 2009, net income was $40.5 million, or $0.61 per diluted share, on net sales of $1,695.7 million. This represents a decrease in net income of $39.5 million, or $0.61 per diluted share, from the nine months ended September 30, 2008 net income of $80.0 million, or $1.22 per diluted share, on net sales of $3,095.2 million. Sales for the nine months ended September 30, 2009 decreased $1,399.5 million compared to the first nine months of 2008 largely due to lower sales prices for all major products and lower sales volumes for all major products except caustic and styrene. Income from operations was $84.3 million for the first nine months of 2009 as compared to $136.2 million for the first nine months of 2008. The decrease in income from operations was attributable to a number of factors, including reduced demand for our major products due to the current economic downturn, an unscheduled outage caused by an ice storm at our Calvert City, Kentucky complex in the first quarter of 2009 and a turnaround at one of our ethylene units in Lake Charles in the first quarter of 2009. The decrease was partially offset by a gain from trading activity of $3.6 million during the first nine months of 2009 compared to a loss of $7.8 million during the first nine months of 2008. The Calvert City outage and Lake Charles turnaround resulted in repair costs and the expensing of unabsorbed fixed manufacturing costs of $19.5 million during the first quarter of 2009. A turnaround and revamp of our styrene facility in Lake Charles and the effects of Hurricanes Gustav and Ike at our Lake Charles and Geismar facilities negatively impacted income from operations in the first nine months of 2008.

RESULTS OF OPERATIONS

Third Quarter 2009 Compared with Third Quarter 2008

Net Sales. Net sales decreased by $441.1 million, or 41.1%, to $632.6 million in the third quarter of 2009 from $1,073.7 million in the third quarter of 2008. This decrease was primarily due to lower sales prices for all major products as a result of significantly lower raw material costs in the third quarter of 2009 and continued weakness in the construction industry. Average sales prices for the third quarter of 2009 decreased by 41.0% as compared to the third quarter of 2008, while sales volume remained relatively flat when compared to the third quarter of 2008.

Gross Margin. Gross margin percentage of 11.5% for the third quarter of 2009 increased from the 6.7% gross margin percentage for the third quarter of 2008. The increase was primarily due to lower energy costs and raw material cost reductions that outpaced the drop in sales prices. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 56.7% for ethane and 48.2% for propane as compared to the third quarter of 2008. Sales prices decreased an average of 41.0% during the third quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2009 increased by $0.5 million, or 2.2%, as compared to the third quarter of 2008.

Interest Expense. Interest expense increased by $0.7 million to $8.8 million in the third quarter of 2009 from $8.1 million in the third quarter of 2008 primarily due to the higher average debt outstanding in the third quarter of 2009.

Other Income, Net. Other income, net increased to $1.5 million in the third quarter of 2009 from $1.3 million in the third quarter of 2008 primarily due to higher equity in income from our joint venture in China, partially offset by lower interest income.

Income Taxes. The effective income tax rate was 28.6% for the third quarter of 2009. The 2009 tax rate is below the statutory rate of 35% primarily due to the decrease in the domestic manufacturing deduction lost caused by carrying back the year-to-date taxable loss and a reduction in state tax liabilities. The effective income tax rate was 34.8% for the third quarter of 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales decreased by $284.1 million, or 39.2%, to $441.0 million in the third quarter of 2009 from $725.1 million in the third quarter of 2008. This decrease was primarily due to a drop in sales prices for all major olefins products driven by significantly lower raw material costs in the third quarter of 2009 as compared to the third quarter of 2008. Average sales prices for the Olefins segment decreased by 40.9% in the third quarter of 2009 as compared to the third quarter of 2008, while average sales volumes increased slightly by 1.7% in the third quarter of 2009 compared to the third quarter of 2008.

Income from Operations. Income from operations increased by $43.5 million, or 239.0%, to $61.7 million in the third quarter of 2009 from $18.2 million in the third quarter of 2008. This increase was primarily due to lower energy and feedstock costs, partially offset by lower sales prices for all major olefins products. In addition, the third quarter of 2008 was negatively impacted by Hurricanes Gustav and Ike.

Vinyls Segment

Net Sales. Net sales decreased by $157.1 million, or 45.1%, to $191.6 million in the third quarter of 2009 from $348.7 million in the third quarter of 2008. This decrease was primarily attributable to lower sales prices for all major vinyls products. Average sales prices for the Vinyls segment decreased by 41.3% in the third quarter of 2009 as compared to the third quarter of 2008. The lower average sales prices were largely attributable to significantly lower raw material costs and continued weakness in the construction markets.

(Loss) Income from Operations. The Vinyls segment incurred a loss from operations of $8.1 million in the third quarter of 2009 as compared to income from operations of $30.5 million in the third quarter of 2008, a decline of $38.6 million. This change was primarily caused by significantly lower caustic margins due to a 78.2% drop in industry caustic prices compared to the third quarter of 2008, higher chlorine costs, lower operating rates and asset impairment costs of $3.9 million related to our PVC pipe business, partially offset by an insurance recovery gain of $4.6 million in the third quarter of 2009 related to damage caused by the ice storm at our Calvert City facility in the first quarter of 2009.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Net Sales. Net sales decreased by $1,399.5 million, or 45.2%, to $1,695.7 million in the first nine months of 2009 from $3,095.2 million in the first nine months of 2008. This decrease was primarily due to lower sales prices for all of our major products and lower sales volumes for all of our major products except caustic and styrene. Average sales prices and volumes for the first nine months of 2009 decreased by 34.6% and 10.6%, respectively, as compared to the first nine months of 2008. As a result of the economic downturn and weakness in the construction markets, order activity for most of our major products declined in the first nine months of 2009 compared to the same period in 2008.

Gross Margin. Gross margin percentage of 8.7% for the first nine months of 2009 increased from the 6.6% gross margin percentage for the first nine months of 2008. The increase was primarily due to lower energy costs, raw material cost reductions that outpaced the drop in product sales prices and a positive change of $11.4 million in trading activity, partially offset by lower operating rates. Trading activity resulted in a gain of $3.6 million during the first nine months of 2009, compared to a loss of $7.8 million during the first nine months of 2008. The lower operating rates were primarily due to the decreased demand for most of our major products, the ice storm in Calvert City and the turnaround at one of our ethylene units in Lake Charles during the first quarter of 2009. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 60.2% for ethane and 53.0% for propane as compared to the first nine months of 2008. Sales prices decreased an average of 34.6% during the first nine months of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.7 million, or 6.8%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease was primarily due to a reduction in total selling expenses consistent with the decrease in sales.

Interest Expense. Interest expense in the first nine months of 2009 increased slightly by $0.3 million to $26.2 million in the first nine months of 2009 from $25.9 million in the first nine months of 2008 as average debt balances and interest rates were relatively flat compared to the first nine months of 2008.

Other Income, Net. Other income, net decreased by $0.7 million to $5.2 million in the first nine months of 2009 from $5.9 million in the first nine months of 2008 primarily due to lower interest income, partially offset by higher equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 36.0% for the nine months ended September 30, 2009. The 2009 tax rate was above the statutory rate of 35% primarily due to state income taxes, partially offset by state tax credits. The effective tax rate was 31.1% for the nine months ended September 30, 2008. The 2008 tax rate was below the statutory rate of 35% primarily due to state tax credits, the domestic manufacturing deduction, and a reduction of gross unrecognized tax benefits, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales decreased by $1,001.5 million, or 46.5%, to $1,150.3 million in the first nine months of 2009 from $2,151.8 million in the first nine months of 2008. This decrease was primarily due to lower sales prices for all major products and lower sales volumes for all major products except styrene. Average selling prices for the Olefins segment decreased by 36.7% in the first nine months of 2009 as compared to the first nine months of 2008.

Income from Operations. Income from operations increased by $25.9 million, or 27.0%, to $122.0 million in the first nine months of 2009 from $96.1 million in the first nine months of 2008. This increase was due to lower energy and feedstock costs, partially offset by lower sales prices for all major products and lower operating rates. In addition, trading activity resulted in a gain for the first nine months of 2009 of $3.6 million as compared to a loss of $7.8 million for the first nine months of 2008. The first nine months of 2008 were negatively impacted by Hurricanes Gustav and Ike, which caused two separate outages at the Lake Charles plant, and a styrene plant turnaround, also in Lake Charles.

Vinyls Segment

Net Sales. Net sales decreased by $398.0 million, or 42.2%, to $545.4 million in the first nine months of 2009 from $943.4 million in the first nine months of 2008. This decrease was mainly driven by the decrease in the sales prices for all major products and sales volumes of all products except caustic. Average selling prices for the Vinyls segment decreased by 29.8% in the first nine months of 2009 as compared to the first nine months of 2008.

(Loss) Income from Operations. The segment produced a loss from operations of $28.3 million in the first nine months of 2009 as compared to income from operations of $45.8 million in the first nine months of 2008, a decline of $74.1 million. This decrease was primarily attributable to a significant reduction in caustic margins, lower operating rates, lower sales prices for all of our major products and reduced margins in our vinyls downstream businesses as a result of the continued weakness in the construction market. Operating rates were negatively impacted by the unscheduled outage at our Calvert City facility in the first quarter of 2009.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Cash Flows

Operating Activities

Operating activities provided cash of $213.5 million in the first nine months of 2009 compared to cash provided of $76.6 million in the first nine months of 2008. The $136.9 million increase in cash flows from operating activities was primarily due to favorable changes in working capital, partially offset by a reduction in income from operations and capitalized turnaround costs of $23.6 million resulting from the turnaround of our ethylene unit in Lake Charles in the first quarter of 2009. Income from operations decreased by $51.9 million in the first nine months of 2009 as compared to the first nine months of 2008 primarily as a result of pricing pressures and reduced demand for our products. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, provided cash of $68.8 million in the first nine months of 2009 (including a federal tax refund of $30.0 million, resulting from overpayment of 2008 federal income taxes), compared to $72.0 million of cash used in the first nine months of 2008, a favorable change of $140.8 million. This change was largely due to an increase in accounts payables and accrued liabilities as a result of the improving operating rates during the first nine months of 2009 and reduced working capital requirements attributable to a decrease in energy and feedstock costs and a decrease in average sales prices as compared to the prior year period.

Investing Activities

        Net cash used for investing activities during the first nine months of 2009 was $66.4 million as compared to net cash used for investing activities of $126.2 million in the first nine months of 2008. Capital expenditures were $65.0 million in the first nine months of 2009 compared to $127.2 million in the first nine months of 2008. The decrease in capital expenditures in the 2009 period was partially attributable to a reduction in our discretionary capital spending in 2009 due to the current economic environment as well as expenditures related to the expansions at Calvert City and the opening of the new plant in Yucca, Arizona during 2008. The remaining capital expenditures in the first nine months of 2009 and 2008 primarily related to maintenance, safety and environmental projects. Other investing activities during the first nine months of 2009 included the purchase of a PVC pipe plant in Janesville, Wisconsin for $6.3 million, partially offset by the proceeds received from the disposition of assets.

Financing Activities

Net cash provided by financing activities during the first nine months of 2009 was $15.6 million as compared to net cash provided of $47.2 million in the first nine months of 2008. The 2009 activity was primarily related to a $27.7 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the payment of cash dividends and fees incurred in connection with the issuance of the Initial Series 2009A Revenue Bonds and the amendment of our revolving credit facility. The 2008 activity was primarily related to borrowing a net $4.4 million under our revolving credit facility and a $55.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends and fees incurred in connection with the amendment of our revolving credit facility.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. While the economic downturn has negatively impacted our business, cash flows have remained positive for the first nine months of 2009 primarily due to the reduced working capital requirements resulting from the reductions in energy and feedstock costs compared to the first nine months of 2008. In addition, we have increased our focus on cost cutting and implemented various cost reduction initiatives designed to preserve cash and improve our liquidity.

In August 2008, we announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is currently estimated to cost between $250 million and $300 million and would be partially funded with funds drawn from the proceeds of the issuance of the Initial Series 2009A Revenue Bonds and the 6 3/4% revenue bonds of the Authority, issued in August 2009 and December 2007, respectively, for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions. We believe that our sources of liquidity as described above will be adequate to fund our normal operations and on-going capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and specified acquisitions will be restricted. On February 5, 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended September 30, 2009, the fixed charge coverage ratio under our revolving credit facility was 0.28:1. The indenture governing our senior notes requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended September 30, 2009, this fixed charge coverage ratio was 1.30:1. As a result, we are currently restricted from incurring additional debt, except for borrowings under our credit facility, additional borrowings under one or more term loan facilities in an amount not to exceed $200 million and $100 million of other debt. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the current economic downturn and the credit crisis, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At September 30, 2009, the borrowing base of our credit facility was $304.2 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $365.2 million at September 30, 2009, which included cash and cash equivalents of $252.9 million and restricted cash of $112.3 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of September 30, 2009, our long-term debt, including current maturities, totaled $515.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.5 million), $250.0 million of 6 3/4% senior notes due 2032, a $5.0 million loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds (supported by a $5.1 million letter of credit) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the Initial Series 2009A Revenue Bonds and the tax-exempt waste disposal revenue bonds bears interest at variable rates. As of September 30, 2009, we were in compliance with all of the covenants with respect to our senior notes, our Initial Series 2009A Revenue Bonds, our waste disposal revenue bonds and our revolving credit facility.

On August 13, 2009, the Authority issued $5.0 million of the Initial Series 2009A Revenue Bonds under the Series 2009A Revenue Bonds Facility. The bond proceeds, net of expenses, from this issuance were lent by the Authority to us under a loan agreement pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds, which secures our obligations under the loan agreement. The Initial Series 2009A Revenue Bonds bear interest at a floating rate which is set weekly via a remarketing arrangement and was 0.42% at September 30, 2009. The interest rate mode and interest rate period of the Initial Series 2009A Revenue Bonds are subject to change at our direction under certain circumstances. The Initial Series 2009A Revenue Bonds and any subsequent bonds issued under the Series 2009A Revenue Bonds Facility will mature on August 1, 2029. We intend to use the bond proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. We have not drawn any bond proceeds as of September 30, 2009. The net proceeds from this issuance, principal plus current and accrued interest income, remain with the trustee and are classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. For the twelve months ended September 30, 2009 the fixed charge coverage ratio under our senior secured revolving facility was 0.28:1. Failure to maintain the 1.0:1 ratio is not an event of default under the revolving credit facility but does restrict the distributions and specified acquisitions that we may make. As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of September 30, 2009, we had outstanding letters of credit totaling $20.3 million and borrowing availability of $304.2 million under the revolving credit facility.

On December 13, 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of September 30, 2009, we had drawn $144.0 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/ 8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. As discussed above, the most significant of these restrictions in the senior notes, a fixed charge coverage ratio covenant, currently restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), because our fixed charge coverage ratio remained below 2.0 at September 30, 2009. For the twelve months ended September 30, 2009, this fixed charge coverage ratio under our senior note indentures was 1.30:1.

These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0575 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. The amount allowed under this restriction would have been $461.0 million at September 30, 2009; however, because our fixed charge coverage ratio was below 2.0, the actual amount allowed was restricted to the payment of our regular quarterly dividend of up to $0.20 per share. The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended September 30, 2009, the fixed charge coverage ratio under the revolving credit facility was 0.28:1. No other agreements require us to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2009 and December 31, 2008 was 0.47% and 1.08%, respectively.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2009, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.7 million and a hypothetical $0.10 increase in the price per MMBTU of natural gas would have decreased our income before taxes by $0.3 million. Additional information concerning derivative commodity instruments appears in Note 8 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2009, we had variable rate debt of $15.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2009) and our loans relating to the Initial Series 2009A Revenue Bonds and to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $15.9 million as of September 30, 2009 was 0.45%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at September 30, 2009, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), filed on February 19, 2009, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 15 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

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

Members of the U.S. Congress have introduced proposals to reduce or cap the emissions of carbon dioxide and other greenhouse gases (“GHG”). In May 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (H.R. 2454) (commonly referred to as the “Waxman-Markey Bill”) which includes a cap and trade system to reduce GHG emissions in the United States. A similar bill was introduced to the U.S. Senate by Senators John Kerry and Barbara Boxer on September 30, 2009. This bill would establish a comprehensive, economy-wide cap-and-trade program, starting in 2012, that would cover sources emitting over 25,000 tons of carbon dioxide equivalent per year. The program would require the reduction of GHG emissions in phases, requiring a 3% reduction below 2005 levels by 2012, 20% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050.

Additionally, in response to the U.S. Supreme Court’s 2007 decision in Massachusetts v. EPA, which found that GHGs are “air pollutants” for the purposes of the Clean Air Act, the EPA is currently considering regulatory actions to limit GHG emissions. On April 17, 2009, the EPA issued a proposed finding that GHGs contribute to air pollution that may endanger public health or welfare. This proposed “endangerment finding” was the first step in the EPA’s potential regulation of GHG emissions. Since issuing this proposed endangerment finding, the EPA has released proposed GHG emission regulations for new motor vehicles and large industrial facilities. On September 28, 2009, the EPA, in cooperation with the Department of Transportation, proposed GHG emission standards for new motor vehicles. Then, on September 30, 2009, the EPA proposed a rule that would require large facilities to obtain permits that demonstrate they are using the best practices and technologies to minimize their GHG emissions. At this time, however, none of these proposed GHG regulations have become final.

On September 22, 2009, the EPA released its mandatory GHG reporting rule, which, beginning January 1, 2010, will require the economy-wide monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements applicable to our industry. Although this rule will not control GHG emission levels from any facilities, it will cause our facilities to incur monitoring and reporting costs.

Legislation or regulation by the EPA that controls or limits GHG emissions could adversely affect our energy supply and costs and the costs of raw materials derived from fossil fuels. The cost of complying with any new law or regulation will depend on the details of the particular program. Any such laws and regulations could adversely affect the operation of our facilities, result in additional costs that could adversely affect our results of operations and reduce demand for our products.

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

For a discussion of other risk factors, please read Item 1A, “Risk Factors” in the 2008 Form 10-K.

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

WESTLAKE CHEMICAL CORPORATION

Date: November 4, 2009	By:	/s/ Albert Chao
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	By:	/s/ M. Steven Bender
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)