Form 10-K
period 2009-12-31
WESTLAKE CHEMICAL CORP
filed 2010-02-24
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2009, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on June 30, 2009 of $20.39 on the New York Stock Exchange was approximately $393 million.

There were 65,976,691 shares of the registrant’s common stock outstanding as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 Annual Meeting of Stockholders to be held on May 20, 2010.

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

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2009. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment fabricated products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and fabricated products. We achieved this by acquiring 19 plants (excluding plants that have subsequently been permanently closed or disposed of), constructing eight new plants (including our joint venture in China and a new fabricated products plant in Yucca, Arizona, which became operational in the first quarter of 2009) and completing numerous capacity or production line expansions. Since 2007, we have closed three fabricated products plants due to the economic downturn.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and fabricated products. As of February 18, 2010, we have 11.8 billion pounds per year of aggregate production capacity at 14 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facility in Lake Charles, Louisiana, and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 18, 2010 by principal product and the primary end uses of these materials:

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

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.5 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City, Kentucky facility, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. We completed a major maintenance turnaround at one of our ethylene units in Lake Charles in the first quarter of 2009.

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

We are the third largest producer of LDPE in North America based on capacity and, in 2009, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds (combined) of LLDPE and HDPE per year in various different formulations. We produce the three primary types of polyethylene and sell them to external customers as a final product in pellet form. We produce LDPE at one plant in Lake Charles and two plants in Longview, and we have the ability to produce LLDPE and/or HDPE in one plant at Lake Charles and LLDPE in one plant in Longview. This flexibility allows us to maximize production of either HDPE or LLDPE depending on prevailing market conditions.

Styrene. Styrene is used to produce derivatives such as polystyrene, acrylonitrile butadiene styrene, unsaturated polyester and synthetic rubber. These derivatives are used in a number of applications including injection molding, disposables, food packaging, housewares, paints and coatings, resins, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 570 million pounds of styrene per year, all of which is sold to external customers. During 2008, we completed a major turnaround at our styrene plant in Lake Charles that increased the plant’s capacity by approximately 85 million pounds per year.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest producers of film and flexible packaging. In 2009, no single customer accounted for 10% or more of segment net sales.

Competition

The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, quality, consistency and performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including INEOS (successor to BP Chemicals Ltd.), The Dow Chemical Company, ExxonMobil Chemical Company, LyondellBasell Industries, Chevron Phillips Chemical Company LP and NOVA Chemicals Corporation, a subsidiary of The International Petroleum Investment Company of the Emirate of Abu Dhabi.

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell products fabricated from the PVC we produce, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished fabricated products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City, Kentucky and Geismar, Louisiana, complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a larger diameter PVC pipe plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. As of February 18, 2010, we also operated 11 PVC fabricated product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, PVC fabricated products and PVC film and sheet. The following table illustrates our production capacities at February 18, 2010 by principal product and the end uses of these products:

Product(1)	Annual Capacity(2)	End Uses
	(Millions of pounds)
PVC	1,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications

VCM	1,850	PVC

Chlorine	550	VCM, organic/inorganic chemicals, bleach

Caustic Soda	605	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Fabricated Products	1,140	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of fabricated products from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. We use a majority of our PVC internally in the production of our fabricated products. The remainder of our PVC is sold to downstream fabricators.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We currently have the capacity to supply approximately 50% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In August 2008, we announced our plan to construct a new chlor-alkali plant to be located at our vinyls manufacturing plant in Geismar, Louisiana. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions, and we are unable to predict when the plant may be completed. The Geismar chlor-alkali unit would have the capacity to produce 250,000 ECUs annually, which would bring our total ECU capacity to 525,000 per year. This project would improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM and Calvert City has the capacity to produce approximately 50% of the ethylene required for our VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Lake Charles ethylene production.

Fabricated Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and door profiles under the “Westech Building Products” brand. All of our fabricated products production is sold to external customers. All of the PVC we require for our fabricated products is produced internally. In October 2009, we closed our Bristol, Indiana PVC pipe facility, with an annual capacity of 80 million pounds, and moved the production to our other PVC pipe facilities. During the first quarter of 2009, we acquired a PVC pipe plant in Janesville, Wisconsin with an annual capacity of 175 million pounds of PVC pipe. In 2008, we completed the construction of a large diameter PVC pipe facility at our Calvert City complex and another PVC pipe plant in Yucca, Arizona with annual production capacities of approximately 55 million pounds of large diameter PVC pipe and 120 million pounds of PVC pipe, respectively. In addition, during 2008, we closed our PVC window and door components plant in Pawling, New York with an annual capacity of 14 million pounds, and a PVC pipe plant in Van Buren, Arkansas with an annual capacity of 50 million pounds.

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

We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City’s geographical area to minimize transportation costs. In 2009, no customers in our Vinyls segment accounted for 10% or more of segment net sales.

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

In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $2.7 million and $3.8 million in 2009 and 2008, respectively.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to us.

In January 2004, the Cabinet notified us that our ownership of a closed landfill (known as former Pond 4) requires us to submit an application for our own permit under RCRA. This could require us to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. We challenged the Cabinet’s January 2004 order and have obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and us that both were “operators” of former Pond 4 under RCRA, and ordered us to jointly submit an application for a RCRA permit. Goodrich and we have both challenged the Cabinet’s October 2006 order. On December 18, 2009, the Cabinet notified us that it has withdrawn the requirement for us to submit a permit application with regard to Pond 4.

All of these administrative proceedings have been consolidated, and the case is pending before the Cabinet.

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. On June 26, 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which we could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, an Administrative Settlement Agreement and Order to conduct a remedial investigation and feasibility study, which became effective on December 9, 2009. The parties are currently drafting a work plan required to implement that agreement.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, neither the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. We are not in a position at this time to state what effect, if any, the resolution of these proceedings could have on our financial condition, results of operations or cash flows in 2010 and later years. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.

Environmental Investigation at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated our manufacturing complex in Calvert City. In early 2004, the NEIC investigated our nearby PVC plant. The EPA subsequently submitted information requests to us under the Clean Air Act and RCRA. We met with the EPA in 2004 to attempt to voluntarily resolve the notices of violation that were issued to us for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. We have recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of our ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified us that the EPA had referred the matter to the DOJ to bring a civil case against us alleging violations of various environmental laws and regulations. The DOJ informed us that it would seek monetary penalties and require us to implement an “enhanced LDAR” program for the ethylene units. Our representatives met with the EPA in February 2008 to conduct initial settlement discussions. While we can offer no assurance as to an outcome, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2009, we made capital expenditures of $5.2 million related to environmental compliance. We estimate that we will make capital expenditures of $5.9 million in 2010 and $6.1 million in 2011, respectively, related to environmental compliance. A significant percentage of the 2010 and 2011 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2009, we had 1,827 employees, 947 contractors and 6 consultants in the following areas:

Category	Number
Olefins segment	1,170
Vinyls segment	1,496
Corporate	114

Approximately 10% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. The collective bargaining agreements expire in 2014. There have been no strikes or lockouts and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

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

We license technology from a number of third-party providers as follows:

•	MW Kellogg technology and ABB Lummus Crest technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	Aspen Technology Plantelligency TM technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant;

•	Badger EBMax technology for our styrene plant at Lake Charles;

•	NOVA Chemicals’ Novacat-T Catalyst System in connection with the production of polyethylene in Lake Charles; and

•	INEOS (successor to BP Chemicals Ltd.) for technology used to produce LLDPE and HDPE at Lake Charles and Longview.

All of these licenses are perpetual and have been paid in full.

We license out our patented Energx® technology for LLDPE production on a limited basis.

Segment and Geographic Information

Information regarding sales, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, and geographical information is presented in Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K.

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

Olefins industry forecasts show a significant increase in worldwide ethylene and ethylene derivative capacity over the next several years, with the largest increase in the Middle East and Asia and, as a result, operating margins may be negatively impacted.

PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2009. This downturn, which impacts our Vinyls segment, was primarily due to weakness in the construction market which started in the third quarter of 2006 and continued through 2009. Looking forward, North American PVC capacity is projected to increase over the next two years and, as a result, operating rates and margins may be negatively impacted.

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

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly over the past several years due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out (“FIFO”) method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results.

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

We believe that events in the Middle East have had a particular influence on demand, prices and margins in the past and may continue to do so in the future. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakening of the U.S. residential housing market during recent years, and the current economic downturn, have had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.

We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Since 2007 we have closed a PVC window and door components plant and two PVC pipe plants. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in raw material costs or lower demand in the future may cause us to further reduce operating rates, idle facilities or exit uncompetitive businesses.

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

The global financial crisis and economic downturn have had and may continue to have a negative impact on our business and financial condition.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. Further, reduced levels of accounts receivables and inventory affect our credit facility borrowing base. Our credit facility allows us to borrow up to the lesser of (1) the $400 million maximum capacity and (2) the calculated borrowing base, which is based on trade receivables and inventory balances. With our reduced levels of working capital, the borrowing base of our credit facility was $326.7 million as of December 31, 2009. The economic downturn could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, the economic downturn has led to reduced demand for our products, which has had a negative impact on our revenues. The negative impact of the economic downturn on our business and financial condition could continue or worsen.

Our inability to compete successfully may reduce our operating profits.

The petrochemical industry is highly competitive. In recent years, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of fabricated products is affected by a variety of factors, including:

•	product price;

•	technical support and customer service;

•	quality;

•	reliability of supply;

•	availability of potential substitute materials; and

•	product performance.

Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include:

•	the emergence of new domestic and international competitors;

•	the rate of capacity additions by competitors;

•	changes in customer base due to mergers;

•	the intensification of price competition in our markets;

•	the introduction of new or substitute products by competitors;

•	the technological innovations of competitors; and

•	the adoption of new environmental laws and regulatory requirements.

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

According to some experts, global climate change could result in heightened hurricane activity in the Gulf of Mexico. If this materializes, severe weather and natural disaster hazards could pose an even greater risk for our facilities, particularly those in Louisiana.

All these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our four major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

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

Members of the U.S. Congress have introduced proposals to reduce or cap the emissions of carbon dioxide and other greenhouse gases (“GHG”). In May 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (H.R. 2454) (commonly referred to as the “Waxman-Markey Bill”), which includes a cap and trade system intended to reduce GHG emissions in the United States. A similar bill was introduced to the U.S. Senate by Senators John Kerry and Barbara Boxer on September 30, 2009. This bill would establish a comprehensive, economy-wide cap-and-trade program, starting in 2012, that would cover sources emitting over 25,000 tons of carbon dioxide equivalent per year. The program would require the reduction of GHG emissions in phases, requiring a 3% reduction below 2005 levels by 2012, 20% below 2005 levels by 2020, 42% below 2005 levels by 2030, and 83% below 2005 levels by 2050.

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

On September 22, 2009, the EPA released its mandatory GHG reporting rule, which, beginning January 1, 2010, requires the economy-wide monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements applicable to our industry. Although this rule will not control GHG emission levels from any facilities, it will cause all or some of our chemical facilities to incur monitoring and reporting costs. The estimated costs are included in our environmental compliance capital expenditures in Item 1, “Business – Environmental and Other Regulation.”

Legislation or regulation by the EPA, and any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our energy supply and costs, the costs of raw materials derived from fossil fuels, our general costs of production and the demand for our products. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program.

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

Our level of debt could adversely affect our ability to operate our business.

As of December 31, 2009, we had total outstanding debt of $515.4 million, and our debt represented approximately 29% of our total capitalization. Our annual interest expense for 2009 was $35.0 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

•	a portion of our cash flow from operations will be dedicated to the payment of interest and principal on our debt and will not be available for other purposes, including the payment of dividends;

•	we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	our less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations;

•

we may be exposed to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which would result in higher interest expense in the event of increases in interest rates;

•

we could be vulnerable in the event of a downturn in our business that would leave us less able to take advantage of significant business opportunities and to react to changes in our business and in market or industry conditions; and

•	should we pursue additional expansions of existing assets or acquisition of third party assets, we may not be able to obtain additional liquidity at cost effective interest rates.

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

These limitations are subject to a number of important qualifications and exceptions. Our credit facility also requires us to maintain a minimum fixed charge coverage ratio or maintain a specified amount of availability under the credit facility to avoid certain restrictions. These covenants may adversely affect our ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. In 2009, we were subject to additional restrictions in our senior notes indenture on the incurrence of debt because our fixed charge coverage ratio fell below 2.0:1, and we could become subject to those restrictions again in the future. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt.

In addition, any acceleration of debt under our credit facility will constitute a default under some of our other debt, including the indenture governing our senior notes. Also, because of our current reduced levels of working capital, the borrowing base of our revolving credit facility was $326.7 million as of December 31, 2009, which is below the maximum borrowing capacity of $400 million.

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

The trading price of our common stock may negatively impact us.

The capital and credit markets have been experiencing volatility and disruption for more than 24 months and may cause downward pressure on stock prices and credit availability. The market value of our common stock is a factor in determining whether our goodwill is impaired. If the market value of our common stock declines significantly, it may result in an impairment of goodwill. A decline in the market value of our common stock could also negatively impact us in other ways, including making it more difficult for us to raise any equity capital.

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar, Louisiana;

•	timing and duration of plant idlings;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

•

compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control GHG emissions or to address other issues of climate change;

•	the utilization of net operating loss carryforwards;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas(1)	Polyethylene, polyethylene wax
Calvert City, Kentucky(2)	PVC, VCM, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Janesville, Wisconsin	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Yucca, Arizona	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada(3)	Window and door components

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.

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

Our Longview, Texas facility consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200 mile, ten inch ethylene pipeline that runs from Mt. Belvieu, Texas to Longview. The plants are located inside a large Eastman Chemical Company (“Eastman”) facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce LDPE, LLDPE and HDPE at Longview are similar to the technologies that we employ at Lake Charles (autoclave LDPE and gas phase LLDPE and HDPE). The Longview facility has a total capacity of 1.1 billion pounds per year.

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.1 billion pounds per year. Our large diameter PVC pipe facility has a capacity of approximately 55 million pounds per year.

We completed a PVC resin plant expansion at our Calvert City complex in the first quarter of 2009, which increased capacity by 300 million pounds per year. With this expansion, our total PVC capacity at our Calvert City complex and our Geismar facility is 1.7 billion pounds annually.

Our vinyls facility in Geismar, Louisiana is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year with related EDC capacity. In August 2008, we announced our plan to construct a new chlor-alkali plant to be located at our vinyls manufacturing plant in Geismar, Louisiana. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions, and we are unable to predict when the plant may be completed. The Geismar chlor-alkali unit would have the capacity to produce 250,000 ECUs annually upon completion. This project would improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales.

As of February 18, 2010, we operated 11 fabricated products plants, consisting of nine PVC pipe plants, and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our fabricated product plants is 1,140 million pounds per year.

In the first quarter of 2009 our PVC pipe plant in Yucca, Arizona became operational with a capacity of approximately 120 million pounds of PVC pipe annually. The plant produces pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States.

In March 2009, we acquired a PVC pipe plant in Janesville, Wisconsin with an annual capacity of 175 million pounds of PVC pipe. The plant has the ability to produce PVC pipe in sizes up to 24 inches for use in a variety of applications including sewer, water, plumbing and irrigation.

In October 2009, we closed our PVC pipe plant in Bristol, Indiana.

We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2014. See Note 15 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2009 pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders (the “Proxy Statement”).

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

None.

Executive Officers of the Registrant

James Chao (age 62). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In June 2003, he was named Chairman of Titan Chemicals Corp. Bhd. and previously served as the Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding us. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 60). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 35 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding us, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is also a director of Titan Chemicals Corp. Bhd. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee emeritus of Rice University.

M. Steven Bender (age 53). Mr. Bender has been our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

Donald M. Condon, Jr. (age 60). Mr. Condon has been our Senior Vice President, Olefins and Corporate Business Development since July 2008. From July 2006 to July 2008, Mr. Condon was our Senior Vice President, Corporate Planning and Business Development. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and Dupont in a variety of management and executive positions. He is also a director of Titan Chemicals Corp. Bhd. Mr. Condon holds a B.B.A. from the University of Wisconsin.

David R. Hansen (age 59). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Wayne D. Morse (age 66). Mr. Morse has been a Senior Vice President since 1994 and was named Senior Vice President, Vinyls and Manufacturing in January 2003. In July 2004, he was named Senior Vice President, Vinyls. Mr. Morse joined us in 1990 after 23 years of service with Goodrich Corporation. He held the position of Vice President and General Manager of BFG Intermediates Division, which had ethylene, chlor-alkali and EDC/VCM operations. Since joining us, Mr. Morse has had broad executive responsibility for all chemical operations and is the senior manufacturing executive of our company. Mr. Morse earned a B.S. degree in Chemical Engineering from the University of Louisville.

Jeffrey L. Taylor (age 56). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Andrew Kenner (age 45). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Prior to joining us, Mr. Kenner served as Vice President and General Manager of Valero Energy Corporation’s Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero’s Houston Refinery and from August 2003 to August 2004, he served as Operations Director for Valero’s Texas City Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.

George J. Mangieri (age 59). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Stephen Wallace (age 63). Mr. Wallace has been our Vice President and General Counsel since December 2003 and our Secretary since July 2004. He began his legal career over 20 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 18, 2010, there were 70 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2009
4th Quarter	$27.75	$24.27	$0.0575
3rd Quarter	28.18	18.97	0.0575
2nd Quarter	22.07	15.04	0.0525
1st Quarter	16.68	10.40	0.0525

Year Ended December 31, 2008
4th Quarter	$21.84	$12.45	$0.0525
3rd Quarter	21.93	13.20	0.0525
2nd Quarter	17.73	13.62	0.0500
1st Quarter	21.94	13.01	0.0500

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

Issuer Purchases of Equity Securities

The following table provides information on our purchase of equity securities during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009	—	$—	N/A	N/A
November 2009	—	—	N/A	N/A
December 2009	333	24.99	N/A	N/A

Total	333	$24.99	N/A	N/A

(1)	The shares purchased during the quarter ended December 31, 2009 represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,361,887	$21.29	3,830,791
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,361,887	$21.29	3,830,791

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data(1)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$2,325,723	$3,692,353	$3,192,178	$2,484,366	$2,441,105
Gross profit	195,128	69,368	271,400	396,483	443,631
Selling, general and administrative expenses	87,871	98,908	96,679	83,232	76,598

Income (loss) from operations	107,257	(29,540)	174,721	313,251	367,033
Interest expense	(34,957)	(33,957)	(18,422)	(16,519)	(23,717)
Debt retirement cost	—	—	—	(25,853)	(646)
Other income, net(2)	6,453	5,475	2,658	11,670	2,658

Income (loss) before income taxes	78,753	(58,022)	158,957	282,549	345,328
Provision for (benefit from) for income taxes	25,758	(28,479)	44,228	87,990	118,511

Net income (loss)	$52,995	$(29,543)	$114,729	$194,559	$226,817

Earnings (loss) per share information(3):
Basic	$0.80	$(0.45)	$1.75	$2.98	$3.49
Diluted	$0.80	$(0.45)	$1.75	$2.98	$3.48
Weighted average shares outstanding
Basic	65,914,404	65,623,764	65,445,722	65,189,706	65,025,422
Diluted	66,012,693	65,623,764	65,525,379	65,296,666	65,246,724
Balance Sheet Data (end of period):
Cash and cash equivalents	$245,592	$90,239	$24,914	$52,646	$237,895
Working capital(4)	701,812	586,701	650,923	527,875	597,014
Total assets	2,446,356	2,286,989	2,569,335	2,082,098	1,827,189
Total debt	515,400	510,319	511,414	260,156	266,889
Stockholders’ equity	1,284,982	1,239,060	1,286,670	1,173,541	994,106
Cash dividends declared per share	$0.2200	$0.2050	$0.1800	$0.1350	$0.0975
Other Operating Data:
Cash flow from:
Operating activities	$235,522	$186,089	$62,166	$237,184	$318,447
Investing activities	(103,186)	(171,952)	(124,805)	(404,336)	(87,590)
Financing activities	23,017	51,188	34,907	(18,097)	(36,358)
Depreciation and amortization	123,199	111,926	103,514	86,262	81,241
Capital expenditures	99,769	172,561	135,725	136,258	85,760
EBITDA(5)	236,909	87,861	280,893	385,330	450,286
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,211	2,231	2,447	1,318	1,237
Ethylene, styrene and other	741	971	948	858	979
Vinyls Segment
Fabricated finished products	613	627	756	758	854
VCM, PVC, and other	1,346	1,538	1,467	1,289	1,223

(1)	The historical selected financial and operational data should be read together with item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(3)	As a result of an accounting standards update on earnings per share regarding participating securities that became effective on January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share. Accordingly, the weighted average shares for the years ended December 31, 2008, 2007, 2006 and 2005 have been retrospectively adjusted and the (loss) earnings per share calculation for the years ended December 31, 2008, 2007, 2006 and 2005 have also been amended to reflect the new computation. The (loss) earnings per share for the years ended December 31, 2008, 2007, 2006 and 2005 have been adjusted, as necessary.

(4)	Working capital equals current assets less current liabilities.

(5)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
EBITDA	$236,909	$87,861	$280,893	$385,330	$450,286
Less:
(Provision for) benefit from income taxes	(25,758)	28,479	(44,228)	(87,990)	(118,511)
Interest expense	(34,957)	(33,957)	(18,422)	(16,519)	(23,717)
Depreciation and amortization	(123,199)	(111,926)	(103,514)	(86,262)	(81,241)

Net income (loss)	52,995	(29,543)	114,729	194,559	226,817

Changes in operating assets and liabilities	143,813	204,818	(59,830)	20,200	40,940
Equity in income of unconsolidated subsidiary	(3,818)	(621)	(2,796)	(1,766)	(94)
Deferred income taxes	31,207	(13,879)	5,286	13,852	45,745
Write-off of debt issuance cost	—	—	—	3,623	646
Loss from disposition of fixed assets	2,711	4,900	724	2,848	4,746
Gain on involuntary conversion of assets	(455)	—	—	—	—
Amortization of debt issue costs	1,461	954	760	850	1,456
Stock-based compensation expense	5,638	4,178	2,873	1,731	498
Provision for (recovery of) doubtful accounts	1,970	15,282	420	1,287	(2,307)

Cash flow from operating activities	$235,522	$186,089	$62,166	$237,184	$318,447

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 30 years. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. In 2003 and 2004, the olefins and vinyls markets began a cyclical recovery and operating rates and margins rose as economic growth improved and excess capacity was absorbed. These factors resulted in increased industry product margins in 2005 and 2006. In 2007 and 2008, however, weakness in the construction markets contributed to lower demand for our vinyls products, and operating margins declined in our vinyls business. Continued weakness in the construction markets in 2009, which resulted in reduced margins and volumes for our downstream products, as well as a precipitous decline in caustic prices driven by reduced industrial activity, have contributed to the operating losses in our Vinyls segment in 2009. The demand for olefins products remained strong in 2007 largely due to balanced industry supply and demand fundamentals for polyethylene and strong export demand, but margins were lower due to increased feedstock costs. In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss in the fourth quarter of 2008. In 2009, a strong export market and balanced supply and demand for polyethylene in the U.S. resulted in improving sales volumes and positive operating margins and cash flow for our Olefins segment. In addition, a cost advantage for gas-based ethylene producers over naphtha-based ethylene producers and lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 also contributed to the increased demand and margins in our Olefins segment.

PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2009. This downturn, which impacts our Vinyls segment, is primarily due to weakness in the construction market which started in the third quarter of 2006 and continued through 2009. Looking forward, North American PVC capacity is projected to increase over the next two years and, as a result, operating rates and margins may be negatively impacted.

Olefins industry forecasts show a significant increase in worldwide ethylene and ethylene derivative capacity over the next several years, with the largest increase expected to come from the Middle East and Asia and, as a result, olefins operating margins may be negatively impacted.

While the economic slowdown has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in the current environment, we have taken steps designed to address the decrease in demand and margins and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We have also implemented cost reduction programs and cut back on discretionary capital spending to preserve cash. The global economic downturn has been challenging on our business and depending on the performance of the economy in 2010 and beyond could have a material adverse affect on our financial condition, results of operations or cash flows.

We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

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

As noted above in Item 1A, “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, current concern about GHG emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.

In October 2009, as a result of excess capacity due to the weak construction market and in an effort to reduce total costs, we closed our Bristol, Indiana PVC pipe facility and moved the production to our other PVC pipe facilities. Asset impairments, severance and other costs recorded in 2009 related to closed PVC pipe facilities, including the Bristol facility, were approximately $4.4 million.

In August 2009, we entered into a $100.0 million revenue bond issuance facility (the “Series 2009A Revenue Bonds Facility”) with the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana. The Authority initially issued $5.0 million of floating rate tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “Initial Series 2009A Revenue Bonds”) under the Series 2009A Revenue Bonds Facility. In connection with the issuance of the Initial Series 2009A Revenue Bonds, we entered into a loan agreement with the Authority under which proceeds from the bond offering were lent by the Authority to us. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds.

In March 2009, we acquired a PVC pipe plant in Janesville, Wisconsin. The plant has the capacity to produce up to 175 million pounds of PVC pipe annually in sizes up to 24 inches for use in a variety of applications including sewer, water, plumbing and irrigation. We began operating the plant in April 2009.

In August 2008, we announced our plan to construct a new chlor-alkali plant to be located at our vinyls manufacturing plant in Geismar, Louisiana. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions, and we are unable to predict when the plant may be completed. The Geismar chlor-alkali unit would have the capacity to produce 250,000 ECUs annually, which would bring our total ECU capacity to 525,000 per year. This project would improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales.

In the first quarter of 2009 our PVC pipe plant in Yucca, Arizona became operational with a capacity of approximately 120 million pounds of PVC pipe annually. The plant produces pipe for water, sewer, irrigation and related industrial and residential markets in the Western United States.

In the first quarter of 2009, we completed the expansion of our PVC resin unit at our Calvert City complex. The expansion increased our capacity by 300 million pounds per year, bringing our total PVC capacity to 1.7 billion pounds annually. The expansion has enhanced the integration of the vinyls product chain by consuming VCM that was previously sold on the merchant market.

We experienced several shut-downs and turnarounds from 2007 to 2009. During a turnaround, production at the unit is suspended while work on the unit is performed, but sales can continue during the turnaround period from inventory on hand. In 2007, we completed a major turnaround for one of our ethylene units at our Lake Charles facility. The unit was shut down for approximately 30 days to complete the tie-in portion of a project designed to upgrade the feedstock flexibility of the unit in order to reduce energy costs and provide for additional ethylene capacity. The cost of the turnaround of approximately $8.3 million was capitalized. In 2008 we performed a major turnaround of our styrene plant in Lake Charles. The unit was shut down for a total of 48 days to perform a major maintenance turnaround and revamp project designed to increase energy efficiency and slightly increase capacity. The cost of this turnaround was approximately $17.5 million, which was capitalized. During August and September 2008, we shut down our vinyls facilities at our Geismar, Louisiana complex and our olefins facilities at our Lake Charles, Louisiana complex due to Hurricanes Gustav and Ike. Both complexes sustained minimal damage from the hurricanes; however, the energy and power shortages caused by the hurricanes affected many suppliers and, as a consequence, the Lake Charles facilities were shut down for approximately three weeks due to the two hurricanes, while the Geismar facilities were shut down for approximately one and a half weeks due to Hurricane Gustav. In addition, one of our ethylene units in Lake Charles was idled during December 2008 due to significant customer inventory destocking and resulting weakened demand for our products. While that unit was down, we completed a maintenance turnaround of the unit that was originally scheduled for the first half of 2009. The unit was shut down for a total of 86 days and was successfully restarted in March 2009. The cost of this turnaround was approximately $22.6 million, which was capitalized. In January 2009, our Calvert City, Kentucky complex experienced an ice storm that caused a power failure at the facility and resulted in damage to a compressor for our ethylene unit. The power outage caused the complex to be down for eight days and the ethylene unit compressor damage resulted in reduced production rates for all major products produced at the facility for a period of 24 days.

Results of Operations

Segment Data

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net External Sales
Olefins
Polyethylene	$1,210,706	$1,724,671	$1,545,639
Ethylene, styrene and other	400,745	823,253	629,414

Total olefins	1,611,451	2,547,924	2,175,053

Vinyls
Fabricated finished products	315,447	428,461	497,610
VCM, PVC, and other	398,825	715,968	519,515

Total vinyls	714,272	1,144,429	1,017,125

Total	$2,325,723	$3,692,353	$3,192,178

Income (loss) from operations
Olefins	$177,101	$(40,145)	$152,563
Vinyls	(57,445)	17,877	29,991
Corporate and other	(12,399)	(7,272)	(7,833)

Total income (loss) from operations	107,257	(29,540)	174,721
Interest expense	(34,957)	(33,957)	(18,422)
Other income, net	6,453	5,475	2,658
Provision for (benefit from) income taxes	25,758	(28,479)	44,228

Net income (loss)	$52,995	$(29,543)	$114,729

Earnings (loss) per diluted share	$0.80	$(0.45)	$1.75

	Year Ended December 31,
	2009		2008
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins(1)	-32.2%	-4.6%	+19.6%	-2.5%
Vinyls(2)	-32.1%	-5.5%	+16.5%	-4.0%
Company average	-32.1%	-4.9%	+18.7%	-3.0%

(1)	Includes: Ethylene and ethylene co-products, polyethylene, and styrene.

(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Year Ended December 31,
	2009	2008	2007
Average industry prices(1)
Ethane (cents/lb)	16.2	30.1	26.7
Propane (cents/lb)	19.9	33.4	28.6
Ethylene (cents/lb)(2)	33.9	58.5	48.8
Polyethylene (cents/lb)(3)	70.1	89.4	76.3
Styrene (cents/lb)(4)	49.6	73.2	68.2
Caustic ($/short ton)(5)	394.6	687.5	332.1
Chlorine ($/short ton)(6)	288.1	269.2	316.3
PVC (cents/lb)(7)	51.3	57.0	60.0

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.

(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents average North American contract prices of PVC over the period as reported by CMAI. During 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices.

Summary

For the year ended December 31, 2009, we had net income of $53.0 million, or $0.80 per diluted share, on net sales of $2,325.7 million. This represents a positive change of $82.5 million, or $1.25 per diluted share, from the year ended December 31, 2008 net loss of $29.5 million, or $0.45 per diluted share, on net sales of $3,692.4 million. Sales for the year ended December 31, 2009 decreased $1,366.7 million to $2,325.7 million from 2008 sales of $3,692.4 million, primarily due to lower sales prices for all major products and lower sales volumes for all major products except caustic and styrene. Income from operations was $107.3 million for the year ended December 31, 2009 as compared to a loss from operations of $29.5 million for the year ended December 31, 2008. Income from operations benefited from significantly lower energy and feedstock costs in 2009. Our Olefins segment enjoyed strong demand in 2009 as polyethylene sales volumes increased compared to the fourth quarter of 2008 primarily due to balanced industry supply and demand fundamentals for polyethylene in the U.S. market and strong export demand as U.S. gas-based ethylene producers, such as our company, continue to enjoy a cost advantage over naphtha-based ethylene producers. In addition, Olefins margins were positively impacted by higher operating rates and a gain from trading activities of $5.3 million in 2009 compared to a loss from trading activities of $9.4 million in 2008. Our Vinyls segment margins in 2009 were negatively impacted by weak construction markets, increased chlorine costs, lower operating rates and lower caustic margins. Caustic margins were lower as a result of a 42.6% decrease in industry caustic prices compared to 2008. The 2008 results were negatively impacted by a $165.8 million loss from operations in the fourth quarter of 2008, primarily due to the sharp drop in product prices, and a significant drop in sales volumes and operating rates, which resulted in significant inventory losses and expensing of unabsorbed fixed manufacturing costs totaling $168.0 million. The sharp drop in product prices in the fourth quarter of 2008 was primarily due to a collapse in feedstock prices. In addition, the 2008 results were negatively affected by significantly lower demand and corresponding lower operating rates in the fourth quarter of 2008, Hurricanes Gustav and Ike, higher feedstock, natural gas and electricity costs, lower PVC pipe sales volume and a loss from trading activities.

2009 Compared with 2008

Net Sales. Net sales decreased by $1,366.7 million, or 37.0%, to $2,325.7 million in 2009 from $3,692.4 million in 2008. This decrease was primarily due to lower sales prices for all major products as a result of significantly lower raw material costs in 2009 and continued weakness in the construction markets. Average sales prices for 2009 decreased by 32.1% as compared to 2008. Overall sales volume decreased by 4.9% in 2009 as compared to 2008 attributable to lower demand for most of our major products.

Gross Profit. Gross profit percentage increased to 8.4% in 2009 from 1.9% in 2008. The increase was primarily driven by lower energy costs, raw material cost reductions that outpaced the drop in product sales prices and a positive change of $14.7 million in trading activity. Trading activity resulted in a gain of $5.3 million in 2009, compared to a loss of $9.4 million in 2008. Our raw material costs in both segments normally tracks industry prices, which experienced a decrease of 46.2% for ethane and 40.4% for propane in 2009 as compared to 2008. Average sales prices for 2009 decreased by 32.1% as compared to 2008. Our 2009 gross profit was negatively impacted by the ice storm in Calvert City and the turnaround at one of our ethylene units in Lake Charles during the first quarter of 2009. Our 2008 gross profit was negatively impacted by inventory losses and unabsorbed fixed manufacturing costs of approximately $168.0 million recorded in the fourth quarter of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $11.0 million, or 11.1%, in 2009 as compared to 2008. The decrease was primarily due to a reduction in our provision for doubtful accounts of $13.3 million. We increased our allowance for doubtful accounts in 2008 as a result of the economic downturn.

Interest Expense. Interest expense increased by $1.0 million to $35.0 million in 2009 from $34.0 million in 2008, primarily due to less interest capitalized in 2009 and slightly higher average debt outstanding for the period, as a result of the loan related to the Initial Series 2009A Revenue Bonds.

Other Income, Net. Other income, net increased by $1.0 million to $6.5 million in 2009 from $5.5 million in 2008 primarily due to higher equity in income from our joint venture in China, partially offset by lower interest income.

Income Taxes. The effective income tax rate was 32.7% in 2009 as compared to a benefit of 49.1% in 2008. The 2009 tax rate was below the statutory rate of 35% primarily due to state tax credits, a lower foreign tax rate, and a reduction of gross unrecognized tax benefits, partially offset by state income taxes. The 2008 tax rate was above the statutory rate of 35% primarily due to state tax credits and a reduction of gross unrecognized tax benefits, partially offset by state income taxes, all being applied to a loss before income taxes.

Olefins Segment

Net Sales. Net sales decreased by $936.4 million, or 36.8%, to $1,611.5 million in 2009 from $2,547.9 million in 2008. This decrease was primarily due to lower sales prices for all major olefins products. Average sales prices for the Olefins segment decreased by 32.2% in 2009 as compared to 2008, while average sales volumes decreased by 4.6% in 2009 as compared to 2008.

Income (Loss) from Operations. Income from operations was $177.1 million in 2009 compared to a loss from operations of $40.1 million in 2008, a positive change of $217.2 million. This increase was largely attributable to lower energy and feedstock costs, partially offset by lower sales prices for all major olefins products. In addition, trading activity for 2009 resulted in a gain of $5.3 million as compared to a loss of $9.4 million for 2008. Results for 2008 were negatively impacted by a $136.3 million loss from operations in the fourth quarter of 2008 as lower production, weakened product demand and a sharp drop in industry pricing resulted in inventory losses, the expensing of unabsorbed fixed manufacturing costs and negative margins. Further, the 2008 loss from operations included the impact of Hurricanes Gustav and Ike, which caused two separate outages at the Lake Charles plant and a styrene plant turnaround, also in Lake Charles.

Vinyls Segment

Net Sales. Net sales decreased by $430.1 million, or 37.6%, to $714.3 million in 2009 from $1,144.4 million in 2008. This decrease was mainly driven by the decrease in the sales prices for all major vinyls products and lower sales volumes for all major vinyls products except caustic. Average sales prices for the Vinyls segment decreased by 32.1% in 2009 as compared to 2008, while average sales volumes decreased by 5.5% in 2009 as compared to 2008.

(Loss) Income from Operations. The segment produced a loss from operations of $57.4 million in 2009 as compared to income from operations of $17.9 million in 2008, a decline of $75.3 million. This decrease was primarily attributable to a significant reduction in caustic margins due to a 42.6% drop in industry caustic prices compared to 2008, higher chlorine costs, lower operating rates, lower sales prices for all major vinyls products and the continued weakness in the construction markets. In addition, the 2009 results were negatively impacted by severance, asset impairments and other related costs amounting to $4.4 million related to the closing of PVC pipe facilities and an unscheduled outage at our Calvert City facility during the first quarter of 2009, partially offset by an insurance recovery gain of $6.9 million related to the outage.

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

Interest Expense. Interest expense in 2008 increased by $15.6 million to $34.0 million from $18.4 million in 2007, primarily due to higher average debt outstanding for the period, largely as a result of our issuance of the 6 3/ 4% senior notes in the fourth quarter of 2007.

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

Cash Flows

Operating Activities

Operating activities provided cash of $235.5 million in 2009 compared to $186.1 million in 2008. The $49.4 million increase in cash flows from operating activities was primarily due to an increase in income from operations, partially offset by a decrease in cash provided from working capital and higher turnaround costs. Income from operations increased by $136.8 million in 2009 as compared to 2008 largely as a result of lower energy costs and raw material cost reductions that outpaced the drop in product sales prices in 2009 and the negative impact of inventory losses and unabsorbed fixed manufacturing costs of approximately $168.0 million in the fourth quarter of 2008. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, provided cash of $39.3 million in 2009 (including a federal tax refund of $30.0 million, resulting from overpayment of 2008 federal income taxes), compared to $126.1 million in 2008, a decrease of $86.8 million. Accounts payable and accrued liabilities increased by $75.3 million primarily driven by the improving operating rates in 2009 and the corresponding increase in feedstock purchases. In addition, inventory increased by $41.5 million in 2009 primarily due to higher feedstock costs in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The $126.1 million of working capital cash provided in 2008 was due primarily to reduced working capital requirements attributable to a sharp drop in feedstock costs, a significant drop in sales volumes and operating rates and a collapse in sales prices during the fourth quarter of 2008.

Operating activities provided cash of $186.1 million in 2008 compared to $62.2 million in 2007. The $123.9 million increase in cash flows from operating activities was primarily due to changes in working capital, partially offset by lower income from operations in 2008 and higher turnaround costs. Changes in components of working capital provided cash of $126.1 million in 2008, compared to $149.6 million of cash used in 2007, an increase in cash provided of $275.7 million. In 2008, accounts receivable decreased by $148.9 million largely due to lower sales prices and volumes in the fourth quarter of 2008, and inventory decreased by $199.9 million due primarily to lower valuation and an aggressive inventory reduction strategy in the fourth quarter of 2008 that included a significant reduction in operating rates. Accounts payable and accrued liabilities decreased by $230.0 million during 2008 largely as a result of lower feedstock costs and operating rates in the fourth quarter of 2008. The primary reason for the $149.6 million use of cash related to working capital in 2007 was due to an increase in accounts receivable of $200.7 million and an increase in inventory of $71.6 million, partially offset by an increase in accounts payable and accrued liabilities of $120.8 million.

Investing Activities

Net cash used for investing activities during 2009 was $103.2 million as compared to net cash used of $172.0 million in 2008. Capital expenditures were $99.8 million in 2009 compared to $172.6 million in 2008. The decrease in capital expenditures in 2009 was partially attributable to a reduction in our discretionary capital spending in 2009 due to the economic environment. Capital expenditures in 2008 included the expansions at Calvert City and the opening of the new plant in Yucca, Arizona. The remaining capital expenditures in 2009 and 2008 primarily related to maintenance, safety and environmental projects. Over the next two years, we expect to increase capital expenditures related to environmental compliance from $5.2 million in 2009 to $5.9 million in 2010 and $6.1 million in 2011. A significant percentage of the 2010 and 2011 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. Other investing activities in 2009 included the purchase of a PVC pipe plant in Janesville, Wisconsin for $6.3 million, partially offset by $3.3 million of proceeds received from the disposition of assets.

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

Financing Activities

Net cash provided by financing activities during 2009 was $23.0 million as compared to net cash provided of $51.2 million in 2008. The 2009 activity was primarily related to a $38.9 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the $14.5 million payment of cash dividends and $2.2 million of fees incurred in connection with the issuance of the Initial Series 2009A Revenue Bonds and the amendment of our revolving credit facility. The 2008 activity was primarily related to a $68.2 million draw-down of our restricted cash, partially offset by the payment of cash dividends and fees incurred in connection with the amendment of our revolving credit facility.

Net cash provided by financing activities during 2008 was $51.2 million compared to cash provided by financing activities of $34.9 million during 2007. In 2007, we issued $250.0 million of our 6 3/4% senior notes to evidence and secure our obligations to the Authority under a loan agreement related to the Authority’s 6 3/4% tax-exempt revenue bonds. During 2007, $48.1 million of the proceeds of this issuance were used to fund capital projects in Louisiana. The balance of the proceeds, net of expenses, from this issuance is classified as restricted cash on the consolidated balance sheet because of the restricted permitted uses of such proceeds. The 2008 activity was primarily related to $68.2 million in draw-downs of this restricted cash for use for eligible capital expenditures, partially offset by the $13.5 million payment of cash dividends. The remainder of our 2007 financing activities was related to borrowings and payments under our revolving credit facility. We also paid $11.8 million in cash dividends in 2007.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. While the economic downturn has negatively impacted our business, cash flows remained positive in 2009 primarily due to the improvement in income from operations in 2009 as compared to 2008. In addition, we have increased our focus on cost cutting and implemented various cost reduction initiatives designed to preserve cash and improve our liquidity.

In August 2008, we announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is estimated to cost between $250 million and $300 million and would be partially funded with funds drawn from the proceeds of the issuance of the Initial Series 2009A Revenue Bonds and the 6 3/4% revenue bonds of the Authority, issued in August 2009 and December 2007, respectively, for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. On February 5, 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended December 31, 2009, the fixed charge coverage ratio under our revolving credit facility was 1.9:1. The indenture governing our senior notes requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended December 31, 2009, this fixed charge coverage ratio was 6.6:1.

We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the economic downturn, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At December 31, 2009, the borrowing base of our credit facility was $326.7 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $346.7 million at December 31, 2009, which included cash and cash equivalents of $245.6 million and restricted cash of $101.1 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of December 31, 2009, our long-term debt, including current maturities, totaled $515.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of

$0.5 million), $250.0 million of 6 3/4% senior notes due 2032, a $5.0 million loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds (supported by a $5.1 million letter of credit) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the Initial Series 2009A Revenue Bonds and the tax-exempt waste disposal revenue bonds bears interest at variable rates. As of December 31, 2009, we were in compliance with all of the covenants with respect to our senior notes, our loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds, our waste disposal revenue bonds and our revolving credit facility.

On August 13, 2009, the Authority issued $5.0 million of the Initial Series 2009A Revenue Bonds under the Series 2009A Revenue Bonds Facility. The bond proceeds, net of expenses, from this issuance were lent by the Authority to us under a loan agreement pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds, which secures our obligations under the loan agreement. The Initial Series 2009A Revenue Bonds bear interest at a floating rate which is set weekly via a remarketing arrangement and was 0.32% at December 31, 2009. The interest rate mode and interest rate period of the Initial Series 2009A Revenue Bonds are subject to change at our direction under certain circumstances. The Initial Series 2009A Revenue Bonds and any subsequent bonds issued under the Series 2009A Revenue Bonds Facility will mature on August 1, 2029. We intend to use the bond proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. We have not drawn any bond proceeds as of December 31, 2009. The net proceeds from this issuance, principal plus current and accrued interest income, remain with the trustee and are classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

On September 8, 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At December 31, 2009, we had no borrowings under the revolving credit facility. Subsequent to the latest amendment, any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of December 31, 2009, we had outstanding letters of credit totaling $20.9 million and borrowing availability of $326.7 million under the revolving credit facility.

On December 13, 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250.0 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the senior notes. As of December 31, 2009, we had drawn $155.2 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/ 8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in our senior notes indenture restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0575 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended December 31, 2009, the fixed charge coverage ratio under the senior notes indenture was 6.6:1. The amount allowed under this restriction was $462.9 million at December 31, 2009. The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended December 31, 2009, the fixed charge coverage ratio under the revolving credit facility was 1.9:1. No other agreements require us to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2009 and 2008 was 0.37% and 1.08%, respectively.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2009 relating to long-term debt, operating leases, pension benefits funding, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include post-retirement healthcare liabilities, deferred charges, liabilities for uncertain tax positions and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule. Long-term liabilities for post-retirement healthcare were $19.7 million as of December 31, 2009. See the discussion in Note 7 to the consolidated financial statements for more information.

	Payment Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$515.4	$—	$—	$—	$515.4
Operating leases	116.7	25.8	41.1	22.3	27.5
Pension benefits funding	4.7	2.6	2.1	—	—
Unconditional purchase obligations	41.1	27.9	8.0	3.6	1.6
Interest payments	494.1	33.5	67.0	67.0	326.6

Total	$1,172.0	$89.8	$118.2	$92.9	$871.1

Other Commercial Commitments
Standby letters of credit	$20.9	$20.9	$—	$—	$—

Long-Term Debt. Long-term debt consists of the 6 5/8% senior notes, the 6 3/4% senior notes, the tax-exempt waste disposal revenue bonds and the tax-exempt series 2009A revenue bonds.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Pension Benefits Funding. We have noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. We expect to contribute approximately $2.6 million and $2.1 million in 2010 and 2011, respectively, for plan years 2009 and 2010. Funding requirements for our defined benefit pension plans have not been determined for plan years 2011 and beyond. Due to the uncertainty of the funding, no amounts with respect to such plan years have been included in the table above. Long-term liabilities for pension benefits were $23.5 million as of December 31, 2009. See the discussion in Note 7 to the consolidated financial statements for more information.

Unconditional Purchase Obligations. We are party to various unconditional obligations to purchase products and services, primarily including commitments to purchase power, nitrogen, oxygen, product storage and pipeline usage. We also have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2009 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under a $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds, (2) our obligation under a $5.1 million letter of credit issued in connection with the Initial Series 2009A Revenue Bonds and (3) other letters of credit totaling $4.5 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

Long-Lived Assets. Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries and uncertainties associated with governmental actions.

We periodically evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $123.2 million, $111.9 million and $103.5 million in 2009, 2008 and 2007, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of major turnaround maintenance and repair activities and amortize the costs over the period until the next expected major turnaround of the affected unit. In 2009, we completed a major maintenance turnaround at one of our ethylene units in Lake Charles. In 2008, we completed a major turnaround at our styrene facility in Lake Charles. In 2007, we had a major turnaround at one of our ethylene units at our Lake Charles facility. Total costs deferred on these turnarounds were $20.3 million in 2009, $16.5 million in 2008 and $13.3 million in 2007. Amortization in 2009, 2008 and 2007 of previously deferred turnaround costs was $15.1 million, $11.2 million and $10.5 million, respectively. As of December 31, 2009, capitalized turnaround costs, net of accumulated amortization, totaled $48.9 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 4 and 5 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2009, our recorded goodwill was $30.0 million, all of which was associated with the acquisition of our Longview facilities. In addition, we record all derivative instruments at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 10 to the consolidated financial statements for more information.

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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and assumptions are made about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2009, the projected benefit obligation was calculated using an assumed weighted average discount rate of 5.5%. The discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. As a result of the turmoil in the financial markets, we lowered our long-term return on plan assets assumption from 8% in 2008 to 7% in 2009, resulting in an increase of 2009 pension expense of $0.2 million. In addition, the funding requirements for the pension plans are expected to increase in 2010 even with the increase in the value of plan assets that occurred during 2009. Additional information on the 2010 funding requirements and key assumptions underlying these benefit costs appear in Note 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Inventories. Inventories primarily include product, materials and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out, or FIFO, method. The use of other methods, such as last-in, first-out (“LIFO”), could result in differing amounts being reported as inventories and cost of sales depending on price changes and sales turnover levels.

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

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 19 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2009, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3.0 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have decreased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in Note 10 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2009, we had variable rate debt of $15.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2009) and our loans relating to the Initial Series 2009A Revenue Bonds and to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $15.9 million as of December 31, 2009 was 0.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at December 31, 2009, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2009 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting located on page 45 in this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2010

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$245,592	$90,239
Accounts receivable, net	339,796	347,323
Inventories, net	369,417	327,967
Prepaid expenses and other current assets	7,074	6,838
Deferred income taxes	26,499	26,622

Total current assets	988,378	798,989
Property, plant and equipment, net	1,194,311	1,197,452
Equity investment	33,925	30,107
Restricted cash	101,149	134,432
Other assets, net	128,593	126,009

Total assets	$2,446,356	$2,286,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$179,130	$112,833
Accrued liabilities	107,436	99,455

Total current liabilities	286,566	212,288
Long-term debt	515,400	510,319
Deferred income taxes	309,618	280,486
Other liabilities	49,790	44,836

Total liabilities	1,161,374	1,047,929

Commitments and contingencies (Notes 6 and 19)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 65,979,951 and 65,658,142 shares issued and outstanding in 2009 and 2008, respectively	660	657
Additional paid-in capital	442,469	435,581
Retained earnings	853,358	814,873
Accumulated other comprehensive income
Benefits liability, net of tax	(15,856)	(13,339)
Cumulative translation adjustment	4,351	1,288

Total stockholders’ equity	1,284,982	1,239,060

Total liabilities and stockholders’ equity	$2,446,356	$2,286,989

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands of dollars, except share amounts and per share data)
Net sales	$2,325,723	$3,692,353	$3,192,178
Cost of sales	2,130,595	3,622,985	2,920,778

Gross profit	195,128	69,368	271,400
Selling, general and administrative expenses	87,871	98,908	96,679

Income (loss) from operations	107,257	(29,540)	174,721
Other income (expense)
Interest expense	(34,957)	(33,957)	(18,422)
Other income, net	6,453	5,475	2,658

Income (loss) before income taxes	78,753	(58,022)	158,957
Provision for (benefit from) income taxes	25,758	(28,479)	44,228

Net income (loss)	$52,995	$(29,543)	$114,729

Earnings (loss) per common share:
Basic	$0.80	$(0.45)	$1.75

Diluted	$0.80	$(0.45)	$1.75

Weighted average shares outstanding:
Basic	65,914,404	65,623,764	65,445,722
Diluted	66,012,693	65,623,764	65,525,379

Dividends per common share	$0.22	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Benefits Liability Net of Tax	Cumulative Foreign Currency Exchange
	(in thousands of dollars, except share amounts)
Balances at December 31, 2006	65,268,585	$653	$427,893	$754,921	$(12,186)	$2,260	$1,173,541
Net income	—	—	—	114,729	—	—	114,729
Other comprehensive income	—	—	—	—	2,952	3,920	6,872

Total comprehensive income							121,601
Stock options exercised	21,874	—	328	—	—	—	328
Stock-based compensation, net of tax on exercised stock	196,660	2	2,976	—	—	—	2,978
Dividends paid	—	—	—	(11,778)	—	—	(11,778)

Balances at December 31, 2007	65,487,119	655	431,197	857,872	(9,234)	6,180	1,286,670
Net loss	—	—	—	(29,543)	—	—	(29,543)
Other comprehensive loss	—	—	—	—	(4,105)	(4,892)	(8,997)

Total comprehensive loss							(38,540)
Stock options exercised	14,899	—	208	—	—	—	208
Stock-based compensation, net of tax on exercised stock	156,124	2	4,176	—	—	—	4,178
Dividends paid	—	—	—	(13,456)	—	—	(13,456)

Balances at December 31, 2008	65,658,142	657	435,581	814,873	(13,339)	1,288	1,239,060
Net income	—	—	—	52,995	—	—	52,995
Other comprehensive income	—	—	—	—	(2,517)	3,063	546

Total comprehensive income							53,541
Stock options exercised	55,401	—	879	—	—	—	879
Stock-based compensation, net of tax on exercised stock	266,408	3	6,009	—	—	—	6,012
Dividends paid	—	—	—	(14,510)	—	—	(14,510)

Balances at December 31, 2009	65,979,951	$660	$442,469	$853,358	$(15,856)	$4,351	$1,284,982

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$52,995	$(29,543)	$114,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	123,199	111,926	103,514
Provision for doubtful accounts	1,970	15,282	420
Amortization of debt issue costs	1,461	954	760
Stock-based compensation expense	5,638	4,178	2,873
Loss from disposition of fixed assets	2,711	4,900	724
Gain on involuntary conversion of assets	(455)	—	—
Deferred income taxes	31,207	(13,879)	5,286
Equity in income of joint venture	(3,818)	(621)	(2,796)
Changes in operating assets and liabilities
Accounts receivable	5,667	148,852	(200,657)
Inventories	(41,450)	199,904	(71,595)
Prepaid expenses and other current assets	(236)	7,394	1,854
Accounts payable	67,044	(202,865)	77,441
Accrued liabilities	8,308	(27,183)	43,313
Other, net	(18,719)	(33,210)	(13,700)

Net cash provided by operating activities	235,522	186,089	62,166

Cash flows from investing activities
Additions to property, plant and equipment	(99,769)	(172,561)	(135,725)
Additions to equity investments	—	—	(308)
Acquisition of business	(6,297)	—	8,043
Proceeds from disposition of assets	3,255	808	190
Proceeds from involuntary conversion of assets	484	—	—
Settlements of derivative instruments	(859)	(199)	2,995

Net cash used for investing activities	(103,186)	(171,952)	(124,805)

Cash flows from financing activities
Proceeds from exercise of stock options	879	208	328
Dividends paid	(14,510)	(13,456)	(11,778)
Proceeds from borrowings	—	851,635	326,584
Repayments of borrowings	—	(852,812)	(325,407)
Utilization of restricted cash	38,851	68,248	48,124
Capitalized debt issuance costs	(2,203)	(2,635)	(2,944)

Net cash provided by financing activities	23,017	51,188	34,907

Net increase (decrease) in cash and cash equivalents	155,353	65,325	(27,732)
Cash and cash equivalents at beginning of the year	90,239	24,914	52,646

Cash and cash equivalents at end of the year	$245,592	$90,239	$24,914

Supplemental cash flow information
Cash paid (refunded) during the year for:
Interest paid (net of interest capitalized)	$33,394	$33,622	$19,077
Income taxes (refunded) paid	(40,741)	42,683	16,190
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$5,000	$—	$—
Proceeds from borrowings related to 6 3/4% revenue bonds (in restricted cash)	—	—	199,148

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

Westlake Chemical Corporation (the “Company”) operates as an integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China but accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Undistributed earnings from the joint venture included in retained earnings were $11,392 as of December 31, 2009.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $123, $3,198 and $2,181 for the years ended December 31, 2009, 2008 and 2007, respectively. Repair and maintenance costs are charged to operations as incurred. The accounting guidance for asset retirement obligations requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal asset retirement obligation as a result of existing or enacted law, statute or

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

contract. Based on the Company’s evaluation, at this time it has been determined that the Company’s assets have indeterminate lives and no significant conditional asset retirement obligations. Therefore, no material asset retirement obligations have been recorded.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment	25
Ethylene pipeline	35
Other	3-10

Fair Value Estimates

The Company develops estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. The Company uses all available information to make these fair value determinations, including the engagement of third-party consultants.

Impairment of Long-Lived Assets

The accounting guidance for the impairment or disposal of long-lived assets requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Impairment of Intangible Assets

The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2009, the Company’s recorded goodwill was $29,990, all of which was associated with the acquisition of the Company’s Longview facilities in 2006, which is reflected in the Olefins segment. The annual impairment test for the recorded goodwill was performed as of October 31, 2009. The Company’s impairment test indicated that its goodwill was not impaired.

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from the cash and cash equivalents category on the Company’s balance sheet. As indicated in Note 6, the proceeds of the loan related to the tax-exempt series 2009A revenue bonds issued by the Louisiana Local Government Environmental Facility and Development Authority and the 6 3/4% senior notes issued by the Company, along with their accrued interest income, remain with a trustee, and are classified on the Company’s balance sheet as a non-current asset until such time as the Company submits a request for reimbursement of qualifying amounts spent for facilities in Louisiana.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Turnaround Costs

Turnaround costs are deferred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from 2-6 years. Deferred turnaround costs are presented as a component of other assets, net.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2009 and 2008, the net exchange balance of $8,345 and $9,398 was included in accounts payable and accounts receivable, net, respectively.

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

Earnings per Share

The accounting guidance for earnings per share requires the Company to present basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Price Risk Management

The accounting guidance for derivative instruments and hedging activities requires that the Company recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative’s fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 11 for a summary of the carrying value and fair value of derivative instruments.

During 2009, 2008 and 2007, the Company did not designate any of its commodity derivative instruments as hedges. Consequently, gains and losses from changes in the fair value of all the commodity derivative instruments used in 2009, 2008 and 2007 were included in earnings.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt at December 31, 2009 differs from the carrying value due to the Company’s fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 11 for more information on the fair value of financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Other

Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 5) are amortized over periods ranging from 2 to 20 years using the straight-line method.

Recent Accounting Pronouncements

Business Combinations And Noncontrolling Interests In Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates on business combinations and noncontrolling interests in consolidated financial statements. The new accounting guidance establishes principles and requirements for how the acquiring entity recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The new guidance further addresses the accounting and reporting for entities that consolidate a noncontrolling interest, sometimes called a minority interest. The Company adopted the new guidance on business combinations and noncontrolling interests in consolidated financial statements as of January 1, 2009 and will apply it to future acquisitions and noncontrolling interests.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued an accounting standards update on disclosures about derivative instruments and hedging activities. The new accounting guidance does not change the accounting for derivatives but requires enhanced disclosures about derivative strategies and accounting practices. The Company adopted the new guidance as of January 1, 2009.

Earnings per Share

In June 2008, the FASB issued an accounting standards update on determining whether instruments granted in share-based payment transactions are participating securities. The new accounting guidance requires unvested share-based payment awards that contain nonforfeitable rights to dividends be included in the computation of earnings per share. The Company adopted the new guidance as of January 1, 2009 and amended its computation of weighted average shares and basic and diluted earnings per share by including the Company’s restricted stock in order to reflect the new guidance.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an accounting standards update on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The new accounting guidance only impacts disclosures. In particular, it requires additional information on investment policies and strategies, the reporting of fair value by asset category and other information about fair value measurements. The accounting standards update was effective January 1, 2009. Upon initial application, comparative period disclosures are not required for earlier periods. The Company has expanded its disclosures in accordance with the new accounting guidance in its annual report on Form 10-K for the year ended December 31, 2009. See Note 7 to the consolidated financial statements for more information. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued an accounting standards update to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standards update on the accounting for transfers of financial assets. The new accounting guidance eliminates the qualifying special-purpose entity concept, introduces a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires extensive new disclosures. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009. The Company will adopt the new guidance as of January 1, 2010, and it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standards update on the consolidation of variable interest entities. The new accounting guidance requires an analysis to determine who should consolidate a variable-interest entity, as well as when it would be necessary to reassess who should consolidate a variable-interest entity. The new guidance also eliminates the exemption for qualifying special purpose entities. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009. The Company will adopt the new guidance as of January 1, 2010, and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

2. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2009	2008
Trade customers	$307,298	$293,318
Affiliates	1,408	1,226
Allowance for doubtful accounts	(9,167)	(14,438)

	299,539	280,106
Federal and state taxes	20,098	54,886
Other	20,159	12,331

Accounts receivable, net	$339,796	$347,323

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

3. Inventories

Inventories consist of the following at December 31:

	2009	2008
Finished products	$198,091	$173,982
Feedstock, additives, and chemicals	133,547	119,881
Materials and supplies	45,023	42,415

	376,661	336,278
Allowance for inventory obsolescence	(7,244)	(8,311)

Inventories, net	$369,417	$327,967

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2009	2008
Land	$12,985	$12,358
Building and improvements	128,280	109,544
Plant and equipment	1,918,425	1,800,178
Other	117,165	97,291

	2,176,855	2,019,371
Less: Accumulated depreciation	(1,005,963)	(927,910)

	1,170,892	1,091,461
Construction in progress	23,419	105,991

Property, plant and equipment, net	$1,194,311	$1,197,452

Depreciation expense on property, plant and equipment of $100,333, $93,137, and $85,421 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Due to the negative impact of the current economic downturn and continuing weakness in the construction markets on the demand for the Company’s downstream fabricated products, the Company recorded asset impairments in the third quarter of 2009 related to two closed PVC pipe facilities. See Note 17 for more information. In addition, the Company assessed certain of its other fabricated products assets for potential impairment in December 2009, and the Company’s analysis concluded that these assets were not impaired. The future cash flows used to test the recoverability of these fabricated products assets for the impairment analysis were calculated using an undiscounted cash flow methodology. The undiscounted cash flow projections were based on 10-15 year forecasts beginning in 2010, in order to reflect the estimated useful lives of the assets. The forecast was based on sales volume trends, prices and margins developed by management considering historical data.

Under the undiscounted cash flow methodology, even if the future cash flows of the fabricated products assets assessed for impairment decreased in excess of 20%, they would not be impaired.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

5. Other Assets

Other assets consist of the following at December 31:

	2009			2008			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology licenses	$44,533	$(37,108)	$7,425	$44,533	$(34,507)	$10,026	14
Patents	6,503	(2,005)	4,498	6,503	(1,355)	5,148	10
Customer relationships	17,649	(4,186)	13,463	17,649	(2,828)	14,821	13
Goodwill	29,990	—	29,990	29,990	—	29,990
Other	1,161	—	1,161	1,161	—	1,161

Total intangible assets	99,836	(43,299)	56,537	99,836	(38,690)	61,146
Note receivable from affiliate	5,529	—	5,529	5,529	—	5,529
Turnaround costs	84,873	(35,924)	48,949	73,001	(29,383)	43,618	5
Debt issuance cost	15,170	(5,723)	9,447	12,967	(4,262)	8,705	9
Other, net	14,855	(6,724)	8,131	12,046	(5,035)	7,011	3

Other assets, net	$220,263	$(91,670)	$128,593	$203,379	$(77,370)	$126,009

Amortization expense on other assets of $24,327, $19,743 and $18,853 is included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Scheduled amortization of intangible assets for the next five years is as follows: $4,595, $3,970, $2,648, $2,645 and $2,507 in 2010, 2011, 2012, 2013 and 2014, respectively.

The annual impairment test for the recorded goodwill was performed as of October 31, 2009. The Company’s impairment test indicated that its goodwill was not impaired. The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2010 to 2018, to reflect the cyclicality of the Company’s olefins business. The forecast was based on (1) prices and spreads projected by Chemical Market Associates, Inc. (“CMAI”), a global source of market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including our strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The only discretionary capital expenditures included were the budgeted 2010 capital expenditures. The future cash flows were discounted to present value using a discount rate of 8.8%.

The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.

Under the discounted cash flow methodology, even if the fair value of the Olefins segment decreased in excess of 20%, the carrying value of the Olefins segment would not exceed its fair value.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

6. Debt

Long-term debt consists of the following at December 31:

	2009	2008
6 5/8% senior notes due 2016	$249,511	$249,430
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	—

Long-term debt	$515,400	$510,319

In August 2009, the Company entered into a $100,000 revenue bond issuance facility (the “Series 2009A Revenue Bonds Facility”) with the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”). The Authority initially issued $5,000 of floating rate tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “Initial Series 2009A Revenue Bonds”) under the Series 2009A Revenue Bonds Facility. In connection with the issuance of the Initial Series 2009A Revenue Bonds, the Company entered into a loan agreement with the Authority under which proceeds from the bond offering were lent by the Authority to the Company. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5,100 letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds. The Initial Series 2009A Revenue Bonds bear interest at a floating rate which is set weekly via a remarketing arrangement and was 0.32% at December 31, 2009. The interest rate mode and interest rate period of the Initial Series 2009A Revenue Bonds are subject to change at the Company’s direction under certain circumstances. The Initial Series 2009A Revenue Bonds and any subsequent bonds issued under the Series 2009A Revenue Bonds Facility will mature on August 1, 2029. The Company intends to use the bond proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The Company has not drawn any bond proceeds as of December 31, 2009. The net proceeds from this issuance, principal plus current and accrued interest income, remain with the trustee and are classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

The Company has a $400,000 senior secured revolving credit facility. On February 5, 2009, the Company amended its revolving credit facility to allow the Company to make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0 if the Company maintains at least $125,000 to $200,000 (depending on the amount of distributions and acquisition payments) of borrowing availability, including cash, under the credit facility. At December 31, 2009, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of December 31, 2009, the Company had outstanding letters of credit totaling $20,904 and borrowing availability of $326,716 under the revolving credit facility.

On December 13, 2007, the Authority issued $250,000 of 6 3/4 % tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

to the Authority. The proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the loan agreement, the Company entered into a second supplemental indenture, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee, and issued $250,000 aggregate principal amount of the Company’s 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the senior notes. As of December 31, 2009, the Company had drawn $155,223 of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the 6 5/8% and the 6 3/4% senior notes (together the “senior notes”) and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the Company’s senior notes indenture restricts the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company’s fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.0575 per share). The senior notes indenture does not allow distributions, unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended December 31, 2009, the fixed charge coverage ratio under the senior notes indenture was 6.6:1. The amount allowed under this restriction was $462,930 at December 31, 2009. The Company’s revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, the fixed charge coverage ratio is at least 1.0, provided that the Company may also make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0 but the Company maintains at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended December 31, 2009, the fixed charge coverage ratio under the revolving credit facility was 1.9:1. No other agreements require the Company to maintain specified financial ratios. In addition, the senior notes indenture and the revolving credit facility restrict the Company’s ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company’s construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2009 and 2008 was 0.37% and 1.08%, respectively.

The weighted average interest rate on all long-term debt was 6.5% and 6.6% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company had no maturities of long-term debt until 2016.

7. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. Through 2007, the Company matched 50% of an employee’s contribution up to 6% of such employee’s compensation. Beginning January 1, 2008, the Company matches 100% of an employee’s contribution up to the first 4% of such employee’s compensation. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2009, 2008 and 2007, the Company charged approximately $4,450, $4,591 and $3,266, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2009, 2008 and 2007, the Company charged approximately $5,173, $4,016 and $3,459, respectively, to expense for these contributions.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Details of the changes in benefit obligations, plan assets and funded status of the Company’s pension and post-retirement healthcare plans are as follows:

	Pension Benefits		Post-retirement Healthcare
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$42,315	$42,001	$20,145	$20,609
Service cost	842	986	85	101
Interest cost	2,465	2,374	1,067	1,096
Amendments	1,484	—	—	—
Actuarial loss (gain)	6,652	(1,613)	1,039	(485)
Benefits paid	(1,699)	(1,433)	(1,288)	(1,176)

Benefit obligation, end of year	$52,059	$42,315	$21,048	$20,145

Change in plan assets
Fair value of plan assets, beginning of year	$24,250	$31,448	$—	$—
Actual return	4,500	(7,160)	—	—
Employer contribution	1,529	1,395	1,288	1,176
Benefits paid	(1,699)	(1,433)	(1,288)	(1,176)

Fair value of plan assets, end of year	$28,580	$24,250	$—	$—

Funded status, end of year	$(23,479)	$(18,065)	$(21,048)	$(20,145)

Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$—	$—	$(1,367)	$(1,305)
Noncurrent liabilities	(23,479)	(18,065)	(19,681)	(18,840)

Net amount recognized	$(23,479)	$(18,065)	$(21,048)	$(20,145)

Amounts recognized in accumulated other comprehensive income
Net loss	$18,915	$16,492	$3,532	$2,594
Transition obligation	—	—	228	342
Prior service cost	1,484	265	616	828

Total before tax(1)	$20,399	$16,757	$4,376	$3,764

(1)	For 2009, after-tax totals for pension benefits and post-retirement healthcare benefits were $13,055 and $2,801, respectively. The sum of these amounts ($15,856) is reflected in stockholders’ equity as accumulated other comprehensive income. For 2008, after-tax totals for pension benefits and post-retirement healthcare benefits were $10,892 and $2,447, respectively. The sum of these amounts ($13,339) is reflected in stockholders’ equity as accumulated other comprehensive income.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Pension Benefits
	2009	2008
Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31
Projected benefit obligation	$52,059	$42,315
Accumulated benefit obligation	46,998	37,860
Fair value of plan assets	28,580	24,250

	Pension Benefits			Post-retirement Healthcare
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$842	$986	$1,041	$85	$101	$283
Interest cost	2,465	2,374	2,228	1,067	1,096	584
Expected return on plan assets	(1,652)	(2,483)	(2,396)	—	—	—
Net amortization	1,646	866	848	427	504	910

Net periodic benefit cost	$3,301	$1,743	$1,721	$1,579	$1,701	$1,777

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$3,804	$8,030	$877	$1,039	$(485)	$(3,660)
Prior service cost	1,484	—	—	—	—	—
Amortization of net loss	(1,381)	(548)	(530)	(101)	(178)	(476)
Amortization of transition obligation	—	—	—	(114)	(114)	(114)
Amortization of prior service cost	(265)	(318)	(318)	(212)	(212)	(320)

Total recognized in OCI	$3,642	$7,164	$29	$612	$(989)	$(4,570)

Total net periodic benefit cost and OCI	$6,943	$8,907	$1,750	$2,191	$712	$(2,793)

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2010 are expected to be $286 and $1,534, respectively. The estimated transition obligation, prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2010 are expected to be $114, $212 and $178, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension and post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2009	2008	2007	2009	2008	2007
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	5.5%	6.0%	5.8%	5.0%	5.8%	5.5%
Expected return on plan assets	7.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	6.0%	5.8%	5.8%	5.8%	5.5%	4.7%
Expected return on plan assets	7.0%	8.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

The Company’s return on asset assumption of 7% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from the Company’s third-party independent actuary and the pension fund trustee. The discount rate is based on representative published high quality bond indices which indicate the general level of rates. Beginning in 2008, the discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

The Company’s overall investment strategy is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a diversification of asset types. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 60% equity securities and 40% fixed income. The Company expects to maintain the 60/40 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries.

Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The fair values of the Company’s pension plans assets at December 31, 2009, by asset category, were as follows:

	Level 2	Level 3	Total
Bank collective trust funds—Equity securities:
Large-cap index funds(1)	$10,217	$—	$10,217
Small-cap index funds	3,942	—	3,942
International index funds(2)	4,605	—	4,605
Bank collective trust funds—Fixed income:
Bond index funds(3)	9,625	—	9,625
Short term investment funds	—	191	191

(1)	Over 90% of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	At least 90% of the assets of these funds are invested in international companies in developed markets (excluding the U.S. and Canada). The remainder of the assets of these funds is invested in cash reserves.

(3)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.

Because of the immaterial amount of the Company’s Level 3 pension plans assets, no summary of changes in the fair value of Level 3 pension plans assets is presented.

The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $1,165 for the salaried pension plan and approximately $1,390 for the wage pension plan in 2010.

The following benefit payments are expected to be paid:

	Pension	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$1,908	$1,367
Year 2	2,085	1,518
Year 3	2,292	1,721
Year 4	2,583	1,864
Year 5	2,777	1,981
Years 6 to 10	15,831	9,261

8. Stockholders’ Equity

The Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating approximately $14,510, $13,456 and $11,778 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

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

9. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a ten year term and vest either (1) ratably on an annual basis over a three to five year period or (2) in one-half increments on the five year and nine and one-half year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five year period, (2) at the end of a three year period or (3) in one-half increments on the five year and nine and one-half year anniversaries of the award date. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2009, 2008 and 2007, the total recognized compensation expense related to the 2004 Plan was $5,638, $4,178 and $2,873, respectively.

Option activity and changes during the year ended December 31, 2009 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	910,329	$24.72
Granted	511,285	14.59
Exercised	(55,401)	15.76
Cancelled	(4,326)	21.94

Outstanding at December 31, 2009	1,361,887	$21.29	7.7	$7,980

Exercisable at December 31, 2009	368,331	$22.75	6.1	$1,739

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

For options outstanding at December 31, 2009, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 – $19.29	847,353	8.2
$20.83 – $27.22	116,235	6.9
$30.07 – $36.10	398,299	7.0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock. For the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised was $485, $98 and $290, respectively.

As of December 31, 2009, $4,617 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years. Income tax benefits of $155, $34 and $98 were realized from the exercise of stock options during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	2009	2008	2007
Weighted average fair value	$5.67	$7.52	$14.15
Risk-free interest rate	2.8%	5.0%	4.5%
Expected life in years	6 – 7	6 – 7	6 – 10
Expected volatility	42.5%	35.0%	33.2%
Expected dividend yield	1.5%	1.0%	0.5%

Non-vested restricted stock awards as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	363,432	$26.32
Granted	272,533	14.49
Vested	(13,124)	29.37
Forfeited	(6,125)	18.00

Non-vested at December 31, 2009	616,716	$21.11

As of December 31, 2009, there was $5,870 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $246, $376 and $592, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

10. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. In 2009, 2008 and 2007, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2009, 2008 and 2007 were included in earnings.

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

Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels. The following table summarizes the classification of risk management assets and liabilities by fair value measurement level at December 31:

	2009			2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$8,696	$7,543	$16,239	$—	$675	$675
Risk management liabilities	4,243	5,247	9,490	6,002	—	6,002

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,		Balance Sheet Location	Fair Value as of December 31,
		2009	2008		2009	2008
Commodity contracts	Accounts receivable, net	$16,239	$675	Accrued liabilities	$9,490	$6,002

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2009	2008	2007
		Gain	Loss	Loss
Commodity contracts	Cost of sales	$5,347	$(9,386)	$(1,022)

See Note 11 for the fair value of the Company’s derivative instruments.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

11. Fair Value of Financial Instruments

The fair and carrying values of the Company’s derivative commodity instruments and financial instruments at December 31 are summarized below:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas futures contracts	$9,039	$9,039	$1,346	$1,346
Crude oil futures contracts	(4,586)	(4,586)	(7,348)	(7,348)
Other forward/futures contracts	2,296	2,296	675	675

Financial Instruments:
6 5/ 8% senior notes due 2016	$249,511	$248,750	$249,430	$137,500
6 3/4% senior notes due 2032	250,000	254,790	250,000	136,325
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	5,000	—	—

12.	Other Income, net

Other income, net consists of the following for the years ended December 31:

	2009	2008	2007
Management services	$823	$902	$678
Interest income	1,382	4,560	2,892
Franchise taxes	(585)	(549)	(1,689)
Equity in income of unconsolidated subsidiary	3,818	621	2,796
Write-down of long-term investment	—	—	(923)
Other	1,015	(59)	(1,096)

	$6,453	$5,475	$2,658

13. Income Taxes

The components of income (loss) before taxes for the years ended December 31 are as follows:

	2009	2008	2007
Domestic	$72,079	$(53,488)	$157,234
Foreign	6,674	(4,534)	1,723

	$78,753	$(58,022)	$158,957

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The Company’s income tax provision (benefit) for the years ended December 31 consists of the following:

	2009	2008	2007
Current
Federal	$(3,049)	$(13,990)	$38,081
State	(2,306)	308	1,266
Foreign	(94)	(918)	(405)

	$(5,449)	$(14,600)	$38,942

Deferred
Federal	$29,824	$(8,920)	$18,104
State	660	(4,330)	(12,530)
Foreign	723	(629)	(288)

	$31,207	$(13,879)	$5,286

Total provision (benefit)	$25,758	$(28,479)	$44,228

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense for each of the years indicated is as follows:

	2009	2008	2007
Provision for (benefit from) federal income tax at statutory rate	$27,563	$(20,308)	$55,635
State income tax provision net of federal income tax effect	462	(693)	1,114
Tax benefit	—	(1,636)	(8,000)
Foreign tax	629	(1,547)	(693)
Foreign earnings	(2,336)	1,587	(603)
Manufacturing deduction	—	—	(1,995)
Tax exempt interest income	(34)	(1,040)	(522)
Contingent tax liability	(1,004)	(5,418)	76
Other, net	478	576	(784)

	$25,758	$(28,479)	$44,228

The 2008 and 2007 tax benefits resulted from a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. The 2008 contingent tax liability is for federal and state contingent liabilities released due to the related statutes of limitations expiring and audit settlements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2009	2008
Net operating loss carryforward	$14,599	$13,900
Credit carryforward	3,335	1,952
Accruals	24,864	19,999
Allowance for doubtful accounts	803	850
Inventories	7,942	19,350
Other	4,931	5,034

Deferred taxes assets—total	56,474	61,085

Property, plant and equipment	(314,607)	(294,832)
Turnaround costs	(18,129)	(16,281)
Other	405	812

Deferred tax liabilities—total	(332,331)	(310,301)

Valuation allowance	(7,262)	(4,648)

Total net deferred tax liabilities	$(283,119)	$(253,864)

Balance sheet classifications
Current deferred tax asset	$26,499	$26,622
Deferred tax liability	(309,618)	(280,486)

Total net deferred tax liabilities	$(283,119)	$(253,864)

At December 31, 2009, the Company had state net operating loss carryforwards of approximately $331,968 which will expire in varying amounts between 2010 and 2030 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a state net operating loss valuation allowance has been recorded. The valuation allowance increased by $2,614 in 2009 due to additional current year state losses and additional state valuations.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $15,896 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. The types of events that would cause the earnings to be subject to tax are a taxable remittance or restructuring. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

The gross unrecognized tax benefits at December 31 were as follows:

	2009	2008	2007
Beginning balance	$5,054	$9,472	$9,637
Additions based on tax position related to current year	678	—	300
Additions for tax positions for prior years	711	—	—
Reductions due to tax settlements	—	(2,198)	—
Reductions due to statutes of limitations expiring	(1,570)	(2,220)	(465)

Ending balance	$4,873	$5,054	$9,472

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Management anticipates reductions to the total amount of gross unrecognized tax benefits of an additional $1,705 within the next twelve months due to expiring statutes of limitations and tax settlements.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. Accrued gross interest and penalties related to uncertain tax positions was $296 and $1,082 for the years ended December 31, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2001. During the third quarter of 2009, the Internal Revenue Service began an audit of the Company for the 2007 tax year.

14. Earnings (Loss) per Share

As a result of an accounting standards update on earnings per share that became effective on January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share as such shares are considered participating securities. Accordingly, the weighted average shares for the years ended December 31, 2008 and 2007 have been retrospectively adjusted. The (loss) earnings per share calculations for the years ended December 31, 2008 and 2007 have also been amended to reflect the new computation. The change in the calculation for the year ended December 31, 2008 was insignificant and did not change the originally reported basic and diluted loss per share of $0.45. The basic and diluted earnings per share for the year ended December 31, 2007 have been adjusted to $1.75 from the originally reported basic and diluted earnings per share of $1.76 to reflect the retrospective application of the new accounting guidance.

There are no adjustments to “Net income (loss)” for the diluted earnings (loss) per share computations.

The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares—basic	65,914,404	65,623,764	65,445,722
Plus incremental shares from:
Assumed exercise of options	98,289	—	79,657

Weighted average common shares—diluted	66,012,693	65,623,764	65,525,379

Excluded from the computation of diluted earnings per share for the years ended December 31, 2009 and 2007 are options to purchase 536,644 and 444,814 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares. As the Company recognized a net loss for the year ended December 31, 2008, all outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were considered to be antidilutive.

15. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2009, 2008 and 2007, the Company incurred and paid lease payments of approximately $1,469, $1,495 and $1,390, respectively.

In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. Interest on the debt accrues at LIBOR plus

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

2%. Previously, the Company loaned this same affiliate $5,150. No interest or principal payments were received in 2009, 2008 or 2007. The Company and the affiliate have agreed to defer all interest and principal payments under these loans until 2011 and 2010, respectively. The loan amounts are included in other assets, net in the accompanying consolidated balance sheets.

During the years ended December 31, 2009, 2008 and 2007, the Company and its subsidiaries charged affiliates $510, $676 and $678, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $193 and $332 as of December 31, 2009 and 2008, respectively, are included in accounts receivable in the accompanying consolidated balance sheets.

16. Acquisitions

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

17. Plant Closures

In October 2009, as a result of excess capacity due to the weak construction market and in an effort to reduce total costs, the Company closed its Bristol, Indiana PVC pipe facility and moved the production to the Company’s other PVC pipe facilities. Asset impairments and severance and other costs related to closed PVC pipe facilities, including the Bristol facility, were $3,898 and $457, respectively, for the year ended December 31, 2009. The Company determined the fair value of the impaired assets using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the closed plants.

The Company closed the Pawling, New York facility and consolidated manufacturing of window and door components in Calgary, Canada in 2008. During the fourth quarter of 2008, the Company announced the closure of the PVC pipe plant in Van Buren, Arkansas, which had an annual capacity of 50 million pounds. Asset impairments, severance and other costs recorded in 2008 related to these closures were $3,850.

18. Insurance Recoveries

During the first quarter of 2009, the Company’s Calvert City, Kentucky complex experienced an ice storm that caused a power failure at the facility and resulted in damage to a compressor for the ethylene unit. The Company received property damage insurance proceeds of $4,577 related to this outage during the third quarter of 2009, which are included in cost of sales in the consolidated statement of operations. The insurance proceeds received were for repair costs and involuntary asset conversion and are included in cash flows from operating and investing activities, respectively. In addition, the Company received $2,321 for insurance recoveries related to business interruption costs incurred due to the ice storm, which is included in cost of sales in the consolidated statement of operations.

19. Commitments and Contingencies

The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

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

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute a proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $2,718 and $3,790 in 2009 and 2008, respectively.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (“Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company.

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) requires it to submit an application for its own permit under RCRA. This could require the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. The Company challenged the Cabinet’s January 2004 order and has obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit. Goodrich and the Company have both challenged the Cabinet’s October 2006 order. On December 18, 2009, the Cabinet notified the Company that it has withdrawn the requirement for the Company to submit a permit application with regard to Pond 4.

All of these administrative proceedings have been consolidated, and the case is pending before the Cabinet.

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. On June 26, 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which the Company could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, an Administrative Settlement Agreement and Order to conduct a remedial investigation and feasibility study, which became effective on December 9, 2009. The parties are currently drafting a work plan required to implement that agreement.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet or the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. The Company is not in a position at this time to state what effect, if any, the resolution of these proceedings could have on the Company’s financial condition, results of operations or cash flows in 2010 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. The Company and the EPA met in 2004 to attempt to voluntarily resolve the notices of violation that were issued to the Company for the 2002 investigation and to voluntarily resolve any issues raised at the PVC plant in the 2004 investigation. Since then, the parties have continued to engage in settlement discussions. The EPA has indicated that it will impose monetary penalties and require plant modifications that will involve capital expenditures. The Company has recorded an accrual for a probable loss related to monetary penalties and other items to be expensed. Although the ultimate amount of liability is not ascertainable, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

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

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2009, future minimum lease commitments were as follows:

2010	$25,765
2011	23,538
2012	17,609
2013	13,766
2014	8,537
Thereafter	27,517

$116,732

Rental expense, net of railcar mileage credits, was approximately $42,886, $41,765 and $39,432 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

20. Segment and Geographic Information

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2009, 2008 or 2007.

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

The Company uses a majority of its chlorine, VCM and PVC production to manufacture fabricated products at the Company’s 11 regional plants. For the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of sales in the Vinyls segment. For the year ended December 31, 2007, two customers in the Company’s Vinyls segment accounted for more than 10% of segment net sales, one accounting for 16.4% and one accounting for 11.2%.

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2009	2008	2007
Net external sales
Olefins
Polyethylene	$1,210,706	$1,724,671	$1,545,639
Ethylene, styrene and other	400,745	823,253	629,414

Total olefins	1,611,451	2,547,924	2,175,053

Vinyls
Fabricated finished products	$315,447	$428,461	$497,610
VCM, PVC, and other	398,825	715,968	519,515

Total vinyls	714,272	1,144,429	1,017,125

	$2,325,723	$3,692,353	$3,192,178

Intersegment sales
Olefins	$51,695	$95,156	$83,091
Vinyls	1,222	2,120	1,152

	$52,917	$97,276	$84,243

Income (Loss) from operations
Olefins	$177,101	$(40,145)	$152,563
Vinyls	(57,445)	17,877	29,991
Corporate and other	(12,399)	(7,272)	(7,833)

	$107,257	$(29,540)	$174,721

Depreciation and amortization
Olefins	$82,952	$78,227	$67,948
Vinyls	39,843	33,501	35,419
Corporate and other	404	198	147

	$123,199	$111,926	$103,514

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2009	2008	2007
Other income, net
Olefins	$440	$8	$155
Vinyls	478	162	234
Corporate and other	5,535	5,305	2,269

	$6,453	$5,475	$2,658

Provision for (benefit from) income taxes
Olefins	$44,987	$(43,489)	$22,920
Vinyls	(31,287)	(18,919)	2,732
Corporate and other	12,058	33,929	18,576

	$25,758	$(28,479)	$44,228

Capital expenditures
Olefins	$40,251	$54,947	$75,248
Vinyls	58,186	115,030	55,253
Corporate and other	1,332	2,584	5,224

	$99,769	$172,561	$135,725

	December 31, 2009	December 31, 2008
Total assets
Olefins	$1,345,545	$1,295,285
Vinyls	686,831	660,358
Corporate and other	413,980	331,346

	$2,446,356	$2,286,989

A reconciliation of total segment income (loss) from operations to consolidated income (loss) before taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
Income (loss) from operations for reportable segments	$107,257	$(29,540)	$174,721
Interest expense	(34,957)	(33,957)	(18,422)
Other income, net	6,453	5,475	2,658

Income (loss) before taxes	$78,753	$(58,022)	$158,957

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Geographic Information

	Year Ended December 31,
	2009	2008	2007
Sales to external customers(a)
United States	$2,088,344	$3,275,860	$2,816,744
Foreign
Canada	154,972	318,969	290,654
Singapore	27,300	25,235	25,314
Other	55,107	72,289	59,466

	$2,325,723	$3,692,353	$3,192,178

	December 31, 2009	December 31, 2008
Long-lived assets
United States	$1,181,221	$1,184,078
Foreign	13,090	13,374

	$1,194,311	$1,197,452

(a)	Revenues are attributed to countries based on location of customer.

21. Subsequent Events

Subsequent events were evaluated through February 24, 2010, the date the financial statements were issued.

22. Guarantor Disclosures

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

The condensed consolidating balance sheet as of December 31, 2008 has been revised to correct income taxes receivable, deferred income taxes, accounts payable and other liabilities that were previously recorded in the accounts of Westlake Chemical Corporation but should have been recorded in the accounts of the Guarantor and Non-Guarantor Subsidiaries. The Guarantor and Non-Guarantor Subsidiaries’ stockholder’s equity as of December 31, 2008 and the condensed consolidating statements of cash flows for the years ended December 31, 2008 and 2007 have also been revised to reflect these corrections. These revisions had no impact on the consolidated totals in the condensed consolidating balance sheet as of December 31, 2008, condensed consolidating statements of operations for the years ended December 31, 2008 and 2007 or the condensed consolidating statements of cash flows for the years ended December 31, 2008 and 2007. The primary impact of these revisions on the December 31, 2008 balance sheet of the Westlake Chemical Corporation column was to increase accounts receivable by $86,346, reduce equity investment in investees by $378,330 and decrease net deferred income tax liabilities by $258,271. Additionally, the revisions resulted in a decrease in accounts receivable of $86,346 and an increase in net deferred tax liabilities of $267,151 in the Guarantor Subsidiaries column with corresponding changes in the eliminations column.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$232,802	$77	$12,713	$—	$245,592
Accounts receivable, net	88,139	331,975	4,655	(84,973)	339,796
Inventories, net	—	356,788	12,629	—	369,417
Prepaid expenses and other current assets	370	6,671	33	—	7,074
Deferred income taxes	3,777	22,644	284	(206)	26,499

Total current assets	325,088	718,155	30,314	(85,179)	988,378
Property, plant and equipment, net	—	1,181,221	13,090	—	1,194,311
Equity investment	1,317,935	23,250	33,925	(1,341,185)	33,925
Restricted cash	101,149	—	—	—	101,149
Other assets, net	56,194	113,318	5,827	(46,746)	128,593

Total assets	$1,800,366	$2,035,944	$83,156	$(1,473,110)	$2,446,356

Current liabilities
Accounts payable	$2	$175,472	$4,526	$(870)	$179,130
Accrued liabilities	10,818	95,197	1,586	(165)	107,436

Total current liabilities	10,820	270,669	6,112	(1,035)	286,566
Long-term debt	504,511	119,365	11,674	(120,150)	515,400
Deferred income taxes	—	319,715	616	(10,713)	309,618
Other liabilities	53	49,737	—	—	49,790
Stockholders’ equity	1,284,982	1,276,458	64,754	(1,341,212)	1,284,982

Total liabilities and stockholders’ equity	$1,800,366	$2,035,944	$83,156	$(1,473,110)	$2,446,356

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,289,953	$38,980	$(3,210)	$2,325,723
Cost of sales	—	2,099,795	34,010	(3,210)	2,130,595

Gross profit	—	190,158	4,970	—	195,128
Selling, general and administrative expenses	4,185	80,213	3,473	—	87,871

(Loss) income from operations	(4,185)	109,945	1,497	—	107,257
Interest expense	(20,719)	(14,212)	(26)	—	(34,957)
Other income, net	71,585	1,138	4,617	(70,887)	6,453

Income before income taxes	46,681	96,871	6,088	(70,887)	78,753
(Benefit from) provision for income taxes	(6,314)	31,620	452	—	25,758

Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995

Condensed Consolidating Financial Information for the Year Ended December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,653,091	$46,182	$(6,920)	$3,692,353
Cost of sales	—	3,584,253	45,652	(6,920)	3,622,985

Gross profit	—	68,838	530	—	69,368
Selling, general and administrative expenses	2,523	90,435	5,950	—	98,908

Loss from operations	(2,523)	(21,597)	(5,420)	—	(29,540)
Interest expense	(12,056)	(21,655)	(246)	—	(33,957)
Other (expense) income, net	(21,279)	282	1,132	25,340	5,475

Loss before income taxes	(35,858)	(42,970)	(4,534)	25,340	(58,022)
Benefit from income taxes	(6,315)	(20,617)	(1,547)	—	(28,479)

Net loss	$(29,543)	$(22,353)	$(2,987)	$25,340	$(29,543)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,153,061	$47,435	$(8,318)	$3,192,178
Cost of sales	—	2,882,695	46,401	(8,318)	2,920,778

Gross profit	—	270,366	1,034	—	271,400
Selling, general and administrative expenses	1,534	92,257	2,888	—	96,679

(Loss) income from operations	(1,534)	178,109	(1,854)	—	174,721
Interest income (expense)	733	(19,155)	—	—	(18,422)
Other income (expense), net	115,074	(1,555)	3,578	(114,439)	2,658

Income before income taxes	114,273	157,399	1,724	(114,439)	158,957
(Benefit from) provision for income taxes	(456)	45,377	(693)	—	44,228

Net income	$114,729	$112,022	$2,417	$(114,439)	$114,729

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,461	119,296	3,903	—	124,660
Provision for doubtful accounts	—	1,859	111	—	1,970
Stock-based compensation expense	—	5,476	162	—	5,638
Loss from disposition of fixed assets	—	2,711	—	—	2,711
Gain on involuntary conversion of assets	—	(455)	—	—	(455)
Deferred income taxes	2,086	27,113	2,008	—	31,207
Equity in income of joint venture	—	—	(3,818)	—	(3,818)
Net changes in working capital and other	(72,567)	18,140	4,154	70,887	20,614

Net cash (used for) provided by operating activities	(16,025)	239,391	12,156	—	235,522
Cash flows from investing activities
Additions to property, plant and equipment	—	(98,555)	(1,214)	—	(99,769)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,255	—	—	3,255
Proceeds from involuntary conversion of assets	—	484	—	—	484
Settlements of derivative instruments	—	(859)	—	—	(859)

Net cash used for investing activities	—	(101,972)	(1,214)	—	(103,186)
Cash flows from financing activities
Intercompany financing	137,442	(137,411)	(31)	—	—
Proceeds from exercise of stock options	879	—	—	—	879
Dividends paid	(14,510)	—	—	—	(14,510)
Utilization of restricted cash	38,851	—	—	—	38,851
Capitalized debt issuance costs	(2,203)	—	—	—	(2,203)

Net cash provided by (used for) financing activities	160,459	(137,411)	(31)	—	23,017
Net increase in cash and cash equivalents	144,434	8	10,911	—	155,353
Cash and cash equivalents at beginning of the period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$232,802	$77	$12,713	$—	$245,592

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net loss	$(29,543)	$(22,176)	$(3,164)	$25,340	$(29,543)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities
Depreciation and amortization	954	108,557	3,369	—	112,880
Provision for (recovery of) doubtful accounts	—	15,380	(98)	—	15,282
Stock-based compensation expense	—	4,034	144	—	4,178
Loss from disposition of fixed assets	—	4,900	—	—	4,900
Deferred income taxes	5,944	(19,195)	(628)	—	(13,879)
Equity in income of joint venture	—	—	(621)	—	(621)
Net changes in working capital and other	20,430	102,102	(4,300)	(25,340)	92,892

Net cash (used for) provided by operating activities	(2,215)	193,602	(5,298)	—	186,089
Cash flows from investing activities
Additions to property, plant and equipment	—	(170,978)	(1,583)	—	(172,561)
Proceeds from disposition of assets	—	808	—	—	808
Settlements of derivative instruments	—	(199)	—	—	(199)

Net cash used for investing activities	—	(170,369)	(1,583)	—	(171,952)
Cash flows from financing activities
Intercompany financing	23,221	(23,261)	40	—	—
Proceeds from exercise of stock options	208	—	—	—	208
Dividends paid	(13,456)	—	—	—	(13,456)
Proceeds from borrowings	851,635	—	—	—	851,635
Repayments of borrowings	(852,812)	—	—	—	(852,812)
Utilization of restricted cash	68,248	—	—	—	68,248
Capitalized debt issuance costs	(2,635)	—	—	—	(2,635)

Net cash provided by (used for) financing activities	74,409	(23,261)	40	—	51,188
Net increase (decrease) in cash and cash equivalents	72,194	(28)	(6,841)	—	65,325
Cash and cash equivalents at beginning of the year	16,173	96	8,645	—	24,914

Cash and cash equivalents at end of the year	$88,367	$68	$1,804	$—	$90,239

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2007

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$114,729	$114,903	$(465)	$(114,438)	$114,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	761	100,415	3,098	—	104,274
Provision for doubtful accounts	—	127	293	—	420
Stock-based compensation expense	—	2,772	101	—	2,873
Loss from disposition of fixed assets	—	724	—	—	724
Deferred income taxes	(1,117)	6,808	(405)	—	5,286
Equity in income of joint venture	—	—	(2,796)	—	(2,796)
Net changes in working capital and other	(112,355)	(171,174)	5,747	114,438	(163,344)

Net cash provided by operating activities	2,018	54,575	5,573	—	62,166
Cash flows from investing activities
Additions to property, plant and equipment	—	(133,203)	(2,522)	—	(135,725)
Additions to equity investments	—	—	(308)	—	(308)
Acquisition of business	8,043	—	—	—	8,043
Proceeds from disposition of assets	—	190	—	—	190
Settlements of derivative instruments	—	2,995	—	—	2,995

Net cash provided by (used for) investing activities	8,043	(130,018)	(2,830)	—	(124,805)
Cash flows from financing activities
Intercompany financing	(75,465)	75,444	21	—	—
Proceeds from exercise of stock options	328	—	—	—	328
Dividends paid	(11,778)	—	—	—	(11,778)
Proceeds from borrowings	326,584	—	—	—	326,584
Repayments of borrowings	(325,407)	—	—	—	(325,407)
Utilization of restricted cash	48,124	—	—	—	48,124
Capitalized debt issuance costs	(2,944)	—	—	—	(2,944)

Net cash (used for) provided by financing activities	(40,558)	75,444	21	—	34,907
Net (decrease) increase in cash and cash equivalents	(30,497)	1	2,764	—	(27,732)
Cash and cash equivalents at beginning of the year	46,670	91	5,885	—	52,646

Cash and cash equivalents at end of the year	$16,173	$92	$8,649	$—	$24,914

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

23. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$488,251	$574,865	$632,571	$630,036
Gross profit	20,064	55,662	72,538	46,864
(Loss) income from operations	(903)	36,175	49,023	22,962
Net (loss) income	(6,075)	16,851	29,766	12,453
Basic and diluted (loss) earnings per common share(1)	$(0.09)	$0.26	$0.45	$0.19

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008(2)
Net sales	$915,061	$1,106,449	$1,073,735	$597,108
Gross profit (loss)	36,704	96,460	71,787	(135,583)
Income (loss) from operations	13,859	73,576	48,788	(165,763)
Net income (loss)	5,387	47,273	27,364	(109,567)
Basic and diluted earnings (loss) per common share(1)(3)	$0.08	$0.72	$0.42	$(1.67)

(1)	Basic and diluted earnings (loss) per common share (“EPS”) for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

(2)	See the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the 2008 results.

(3)	As a result of an accounting standards update on earnings per share regarding participating securities that became effective on January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share. Accordingly, the weighted average shares for each quarter in 2008 have been retrospectively adjusted. The earnings (loss) per share calculations for each quarter in 2008 have also been amended to reflect the new computation. The change in the calculation was insignificant and did not change the originally reported basic and diluted earnings per share of $0.08, $0.72 and $0.42 for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008, respectively. The basic and diluted loss per share for the three months ended December 31, 2008 have been adjusted to $1.67 from the originally reported basic and diluted earnings per share of $1.68 to reflect the retrospective application of the new accounting guidance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 45 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2009, as stated in their report that appears on page 46 of this Annual Report on Form 10-K.

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

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2009.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(1)	Balance at End of Year
2009	$14,438	$1,970	$(7,241)	$9,167
2008	$3,546	$15,282	$(4,390)	$14,438
2007	$3,287	$420	$(161)	$3,546

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions)(2)	Balance at End of Year
2009	$8,311	$364	$(1,431)	$7,244
2008	$7,901	$2,063	$(1,653)	$8,311
2007	$7,940	$177	$(216)	$7,901

(1)	Primarily accounts receivable written off during the period.

(2)	Inventory written off during the period.

(a)(3) Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.7	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008).

10.2	First Amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2009).

Exhibit No.	Exhibit

10.3+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.4+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.5+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.6+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.7+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.8	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.9+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.10+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.11+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.12+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.13+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.15+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.17+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.18+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.19+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.20+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

Exhibit No.	Exhibit

10.21+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.22+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.23+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.24	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

10.25+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 24, 2010	/s/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/S/ M. STEVEN BENDER M. Steven Bender	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2010

/S/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

/S/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 24, 2010

/S/ ALBERT CHAO Albert Chao	Director	February 24, 2010

/S/ E. WILLIAM BARNETT E. William Barnett	Director	February 24, 2010

/S/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 24, 2010

/S/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 24, 2010

/S/ MAX L. LUKENS Max L. Lukens	Director	February 24, 2010

/S/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 24, 2010

Exhibit Index

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as Trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.5). Westlake and the guarantors are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

4.5	Form of 6 3/4% senior notes due 2032 (included in exhibit 4.4).

4.6	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.7	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008).

10.2	First Amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2009).

Exhibit No.	Exhibit

10.3+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.4+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.5+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2003, filed on March 26, 2004).

10.6+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.7+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.8	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.9+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.10+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.11+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.12+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.13+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for 2004, filed on March 16, 2005).

10.15+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.17+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005).

10.18+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.19+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006).

10.20+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

Exhibit No.	Exhibit

10.21+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006).

10.22+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.23+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007).

10.24	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007).

10.25+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.