Form 10-Q
period 2010-03-31
WESTLAKE CHEMICAL CORP
filed 2010-05-05
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of April 29, 2010 was 66,159,753.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$185,263	$245,592
Accounts receivable, net	405,288	339,796
Inventories, net	398,412	369,417
Prepaid expenses and other current assets	12,171	7,074
Deferred income taxes	26,499	26,499

Total current assets	1,027,633	988,378
Property, plant and equipment, net	1,183,345	1,194,311
Equity investment	34,330	33,925
Restricted cash	96,220	101,149
Other assets, net	125,427	128,593

Total assets	$2,466,955	$2,446,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$195,413	$179,130
Accrued liabilities	94,251	107,436

Total current liabilities	289,664	286,566
Long-term debt	515,420	515,400
Deferred income taxes	310,533	309,618
Other liabilities	47,953	49,790

Total liabilities	1,163,570	1,161,374
Commitments and contingencies (Notes 6 and 15)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,144,235 and 65,979,951 shares issued and outstanding in 2010 and 2009, respectively	661	660
Additional paid-in capital	444,314	442,469
Retained earnings	867,203	853,358
Accumulated other comprehensive income
Benefits liability, net of tax	(13,706)	(15,856)
Cumulative translation adjustment	4,913	4,351

Total stockholders’ equity	1,303,385	1,284,982

Total liabilities and stockholders’ equity	$2,466,955	$2,446,356

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands of dollars, except share amounts and per share data)
Net sales	$778,334	$488,251
Cost of sales	720,654	468,187

Gross profit	57,680	20,064
Selling, general and administrative expenses	23,251	20,967

Income (loss) from operations	34,429	(903)
Other income (expense)
Interest expense	(8,788)	(8,596)
Other income, net	1,094	2,477

Income (loss) before income taxes	26,735	(7,022)
Provision for (benefit from) income taxes	9,088	(947)

Net income (loss)	$17,647	$(6,075)

Basic and diluted earnings (loss) per share	$0.27	$(0.09)

Weighted average shares outstanding:
Basic	66,038,045	65,797,273
Diluted	66,167,153	65,797,273

Dividends per common share	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$17,647	$(6,075)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	32,028	28,987
Provision for (recovery of) doubtful accounts	165	(90)
Amortization of debt issue costs	394	318
Stock-based compensation expense	1,390	1,309
Loss from disposition of fixed assets	187	293
Deferred income taxes	664	8,105
Equity in income of joint venture	(405)	(1,763)
Changes in operating assets and liabilities
Accounts receivable	(65,657)	66,402
Inventories	(28,995)	44,094
Prepaid expenses and other current assets	(5,097)	(3,456)
Accounts payable	16,283	20,818
Accrued liabilities	(13,185)	(19,873)
Other, net	(10,497)	(18,766)

Net cash (used for) provided by operating activities	(55,078)	120,303

Cash flows from investing activities
Additions to property, plant and equipment	(14,719)	(32,792)
Acquisition of business	—	(6,297)
Proceeds from repayment of loan to affiliate	167	—
Settlements of derivative instruments	7,785	(1,352)

Net cash used for investing activities	(6,767)	(40,441)

Cash flows from financing activities
Proceeds from exercise of stock options	344	14
Dividends paid	(3,802)	(3,461)
Utilization of restricted cash	4,974	14,026
Capitalized debt issuance costs	—	(1,337)

Net cash provided by financing activities	1,516	9,242

Net (decrease) increase in cash and cash equivalents	(60,329)	89,104
Cash and cash equivalents at beginning of period	245,592	90,239

Cash and cash equivalents at end of period	$185,263	$179,343

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2009 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 24, 2010. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2009.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and the changes in its cash position for the three months ended March 31, 2010 and 2009.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2010 or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the accounting for transfers of financial assets. The new accounting guidance eliminates the qualifying special-purpose entity concept, introduces a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires extensive new disclosures. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009. The Company adopted the new guidance as of January 1, 2010, and it did not have a material impact on the Company’s consolidated financial position or results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an accounting standards update on the consolidation of variable interest entities. The new accounting guidance requires an analysis to determine who should consolidate a variable-interest entity, as well as when it would be necessary to reassess who should consolidate a variable-interest entity. The new guidance also eliminates the exemption for qualifying special purpose entities. The accounting standards update is effective for annual reporting periods beginning after November 15, 2009, with certain exceptions. The Company adopted the new guidance as of January 1, 2010, and it did not have a material impact on the Company’s consolidated financial position or results of operations.

Consolidation

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary. The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or derecognition of a group of assets within its scope. The accounting guidance was effective upon issuance. The Company adopted the new guidance in this report and it did not have an impact on the Company’s consolidated financial position or results of operations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Level 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the new guidance in this report and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company will adopt the new guidance pertaining to the gross presentation of the Level 3 reconciliation for the quarter ending March 31, 2011, but it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent Events

In February 2010, the FASB issued an accounting standards update on subsequent events. The new accounting guidance removes the requirement for an SEC filer to disclose the date in both issued and revised financial statements through which it has evaluated subsequent events. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of United States generally accepted accounting principles. The accounting guidance was effective upon issuance. The Company adopted the new guidance in this report and it did not have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2010	December 31, 2009
Trade customers	$381,680	$307,298
Affiliates	1,419	1,408
Allowance for doubtful accounts	(9,247)	(9,167)

	373,852	299,539
Federal and state taxes	18,081	20,098
Other	13,355	20,159

Accounts receivable, net	$405,288	$339,796

3. Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished products	$195,677	$198,091
Feedstock, additives and chemicals	164,031	133,547
Materials and supplies	45,785	45,023

	405,493	376,661
Allowance for inventory obsolescence	(7,081)	(7,244)

Inventories, net	$398,412	$369,417

4. Property, Plant and Equipment

As of March 31, 2010, the Company had property, plant and equipment totaling $1,183,345. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Due to the negative impact of the economic downturn and continuing weakness in the construction markets on the demand for the Company’s downstream fabricated products, the Company assessed certain of its fabricated products assets for potential impairment in December 2009. At that time, the Company’s analysis concluded that these assets were not impaired. As there have been no significant changes to the conditions or assumptions used in the December 2009 impairment analysis, the Company did not perform another impairment analysis in March 2010.

Depreciation expense on property, plant and equipment of $26,192 and $24,061 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

5. Other Assets

Amortization expense on other assets of $6,230 and $5,244 is included in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
6 5/8 % senior notes due 2016	$249,531	$249,511
6 3/4 % senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	5,000

Long-term debt	$515,420	$515,400

The Company has a $400,000 senior secured revolving credit facility. As of March 31, 2010, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of March 31, 2010, the Company had outstanding letters of credit totaling $20,904 and borrowing availability of $379,096 under the revolving credit facility.

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,390 and $1,309 for the three months ended March 31, 2010 and 2009, respectively.

Option activity and changes during the three months ended March 31, 2010 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,361,887	$21.29
Granted	225,158	20.53
Exercised	(22,337)	15.42
Cancelled	(12,342)	20.76

Outstanding at March 31, 2010	1,552,366	$21.27	7.8	$9,613

Exercisable at March 31, 2010	621,647	$20.93	6.9	$4,068

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

For options outstanding at March 31, 2010, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	817,079	7.9
$20.83 - $27.22	339,580	8.8
$30.07 - $36.10	395,707	6.8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $163 and $1, respectively.

As of March 31, 2010, $5,740 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years. Income tax benefit of $41 was realized from the exercise of stock options during the three months ended March 31, 2010. There was no income tax benefit realized from the exercise of stock options during the three months ended March 31, 2009.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended March 31, 2010 and 2009. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2010	2009
Weighted average fair value	$8.13	$5.48
Risk-free interest rate	2.9%	2.8%
Expected life in years	6	6-7
Expected volatility	41.8%	42.5%
Expected dividend yield	1.1%	1.5%

Non-vested restricted stock awards as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	616,716	$21.11
Granted	146,051	20.53
Vested	(57,786)	31.61
Forfeited	(4,104)	18.22

Non-vested at March 31, 2010	700,877	$20.14

As of March 31, 2010, there was $7,816 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares of restricted stock that vested during the three months ended March 31, 2010 and 2009 was $1,186 and $83, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in the three months ended March 31, 2010 and 2009 were included in earnings.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of risk management assets and liabilities by fair value measurement level:

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$4,189	$2,233	$6,422	$8,696	$7,543	$16,239
Risk management liabilities	$3,880	$—	$3,880	$4,243	$5,247	$9,490

There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2010.

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments		March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
Commodity contracts	Accounts receivable, net	$6,422	$16,239	Accrued liabilities	$3,880	$9,490

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2010	2009
		Gain	Gain
Commodity contracts	Cost of sales	$488	$3,951

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value of Financial Instruments

The fair and carrying values of the Company’s derivative commodity instruments and financial instruments are summarized below:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas forward contracts	$3,921	$3,921	$9,039	$9,039
Crude oil forward contracts	$(3,612)	$(3,612)	$(4,586)	$(4,586)
Other forward contracts	$2,233	$2,233	$2,296	$2,296

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Instruments:
6 5/8 % senior notes due 2016	$249,531	$245,000	$249,511	$248,750
6 3/4 % senior notes due 2032	$250,000	$258,250	$250,000	$254,790
Loan related to tax-exempt waste disposal revenue bonds due 2027	$10,889	$10,889	$10,889	$10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	$5,000	$5,000	$5,000	$5,000

10. Income Taxes

The effective income tax rate was 34.0% for the three months ended March 31, 2010. The effective 2010 period tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective income tax benefit rate was 13.5% for the three months ended March 31, 2009. The effective 2009 period tax rate was below the statutory rate of 35% primarily due to the decrease in the domestic manufacturing deduction lost caused by carrying back the year-to-date taxable loss and state income taxes, partially offset by state tax credits.

There was a $1,389 reduction in the total gross unrecognized tax benefits for the three months ended March 31, 2010 related to the settlement of a tax issue with tax authorities. Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2010, the Company had $167 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2001. During the first quarter of 2010, the Internal Revenue Service completed the audit of the Company for the 2007 tax year with no assessment.

11. Earnings (Loss) per Share

There are no adjustments to “Net income (loss)” for the diluted earnings (loss) per share computations.

The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares—basic	66,038,045	65,797,273
Plus incremental shares from:
Assumed exercise of options	129,108	—

Weighted average common shares—diluted	66,167,153	65,797,273

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 are options to purchase 612,720 shares of common stock. These options were outstanding during the period reported but were excluded because the option exercise price was greater than the average market price of the shares. As the Company recognized a net loss for the three months ended March 31, 2009, all outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were considered to be antidilutive.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

12. Comprehensive Income (Loss) Information

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$17,647	$(6,075)
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	2,150	350
Change in cumulative foreign currency translation adjustment	562	(89)

Comprehensive income (loss)	$20,359	$(5,814)

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2010	2009	2010	2009
Service cost	$263	$246	$13	$20
Interest cost	690	623	224	281
Expected return on plan assets	(484)	(470)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	74	80	53	53
Amortization of net loss	383	351	7	26

Net periodic benefit cost	$926	$830	$325	$408

The Company contributed $103 and $91 to the Salaried and Wage pension plans, respectively, in the first three months of 2010. The Company made no contributions to either pension plan during the first three months of 2009. The Company expects to make additional contributions of $1,062 to the Salaried pension plan and $1,299 to the Wage pension plan during the fiscal year ending December 31, 2010.

14. Acquisition

On March 26, 2009, the Company completed the acquisition of a Janesville, Wisconsin PVC pipe plant. The plant has an estimated pipe production capacity of 175 million pounds per year and has the ability to produce PVC pipe in sizes varying up to 24 inches for use in a variety of applications including sewer, water, plumbing and irrigation. The purchase price was $6,297, and no goodwill was recognized as a result of this acquisition. Because of the size of the acquisition, no pro forma disclosures were required.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $2,718 in 2009. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding to readjust the percentage allocation of costs. The Company is not in a position at this time to state what effect, if any, the arbitration proceeding could have on the Company’s financial condition, results of operations or cash flows in 2010 and later years.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company.

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

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. On June 26, 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which the Company could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, an Administrative Settlement Agreement and Order to conduct a remedial investigation and feasibility study, which became effective on December 9, 2009. The parties submitted a draft work plan to implement that agreement to the EPA on April 1, 2010 for the EPA’s review. The parties expect to conduct the remedial investigation and feasibility study upon approval of the work plan.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

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

	Three Months Ended March 31,
	2010	2009
Net external sales
Olefins
Polyethylene	$414,373	$256,374
Ethylene, styrene and other	150,651	66,395

Total olefins	565,024	322,769
Vinyls
Fabricated finished products	84,580	62,428
VCM, PVC and other	128,730	103,054

Total vinyls	213,310	165,482

	$778,334	$488,251

Intersegment sales
Olefins	$35,768	$7,047
Vinyls	234	464

	$36,002	$7,511

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2010	2009
Income (loss) from operations
Olefins	$58,245	$16,074
Vinyls	(14,926)	(15,381)
Corporate and other	(8,890)	(1,596)

	$34,429	$(903)

Depreciation and amortization
Olefins	$21,236	$19,724
Vinyls	10,645	9,188
Corporate and other	147	75

	$32,028	$28,987

Other income, net
Olefins	$38	$130
Vinyls	383	4
Corporate and other	673	2,343

	$1,094	$2,477

Provision for (benefit from) income taxes
Olefins	$16,849	$2,781
Vinyls	(5,832)	(6,806)
Corporate and other	(1,929)	3,078

	$9,088	$(947)

Capital expenditures
Olefins	$5,298	$17,430
Vinyls	9,164	15,313
Corporate and other	257	49

	$14,719	$32,792

A reconciliation of total segment income (loss) from operations to consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
	2010	2009
Income (loss) from operations	$34,429	$(903)
Interest expense	(8,788)	(8,596)
Other income, net	1,094	2,477

Income (loss) before income taxes	$26,735	$(7,022)

	March 31, 2010	December 31, 2009
Total assets
Olefins	$1,362,630	$1,345,545
Vinyls	759,730	686,831
Corporate and other	344,595	413,980

	$2,466,955	$2,446,356

17. Subsequent Events

Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

18. Guarantor Disclosures

The Company’s payment obligations under the Company’s 6 5/8% senior notes due 2016 and 6 3/4% senior notes due 2032 are fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the senior notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

The condensed consolidating statement of operations for the three months ended March 31, 2009 has been revised to correct the (benefit from) provision for income taxes allocated between the accounts of Westlake Chemical Corporation and the Guarantor and Non-Guarantor Subsidiaries. The condensed consolidating statement of cash flows for the three months ended March 31, 2009 has also been revised to reflect these corrections. In addition, the condensed consolidating statement of cash flows for the three months ended March 31, 2009 has been revised to reflect the intercompany financing activities between Westlake Chemical Corporation and its Guarantor and Non-Guarantor Subsidiaries. These revisions had no impact on the consolidated totals in the condensed consolidating statement of operations or the condensed consolidating statement of cash flows for the three months ended March 31, 2009.

Condensed Consolidating Financial Information as of March 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$173,142	$61	$12,060	$—	$185,263
Accounts receivable, net	149,011	388,867	5,576	(138,166)	405,288
Inventories, net	—	384,722	13,690	—	398,412
Prepaid expenses and other current assets	360	11,588	223	—	12,171
Deferred income taxes	3,777	22,644	79	(1)	26,499

Total current assets	326,290	807,882	31,628	(138,167)	1,027,633
Property, plant and equipment, net	—	1,170,276	13,069	—	1,183,345
Equity investments	1,340,463	23,250	34,330	(1,363,713)	34,330
Restricted cash	96,220	—	—	—	96,220
Other assets, net	54,992	110,764	5,606	(45,935)	125,427

Total assets	$1,817,965	$2,112,172	$84,633	$(1,547,815)	$2,466,955

Current liabilities
Accounts payable	$—	$192,327	$4,442	$(1,356)	$195,413
Accrued liabilities	9,996	83,357	1,151	(253)	94,251

Total current liabilities	9,996	275,684	5,593	(1,609)	289,664
Long-term debt	504,531	171,043	12,387	(172,541)	515,420
Deferred income taxes	—	319,691	742	(9,900)	310,533
Other liabilities	53	47,900	—	—	47,953
Stockholders’ equity	1,303,385	1,297,854	65,911	(1,363,765)	1,303,385

Total liabilities and stockholders’ equity	$1,817,965	$2,112,172	$84,633	$(1,547,815)	$2,466,955

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$232,802	$77	$12,713	$—	$245,592
Accounts receivable, net	88,139	331,975	4,655	(84,973)	339,796
Inventories, net	—	356,788	12,629	—	369,417
Prepaid expenses and other current assets	370	6,671	33	—	7,074
Deferred income taxes	3,777	22,644	284	(206)	26,499

Total current assets	325,088	718,155	30,314	(85,179)	988,378
Property, plant and equipment, net	—	1,181,221	13,090	—	1,194,311
Equity investments	1,317,935	23,250	33,925	(1,341,185)	33,925
Restricted cash	101,149	—	—	—	101,149
Other assets, net	56,194	113,318	5,827	(46,746)	128,593

Total assets	$1,800,366	$2,035,944	$83,156	$(1,473,110)	$2,446,356

Current liabilities
Accounts payable	$2	$175,472	$4,526	$(870)	$179,130
Accrued liabilities	10,818	95,197	1,586	(165)	107,436

Total current liabilities	10,820	270,669	6,112	(1,035)	286,566
Long-term debt	504,511	119,365	11,674	(120,150)	515,400
Deferred income taxes	—	319,715	616	(10,713)	309,618
Other liabilities	53	49,737	—	—	49,790
Stockholders’ equity	1,284,982	1,276,458	64,754	(1,341,212)	1,284,982

Total liabilities and stockholders’ equity	$1,800,366	$2,035,944	$83,156	$(1,473,110)	$2,446,356

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$769,107	$9,819	$(592)	$778,334
Cost of sales	—	712,544	8,702	(592)	720,654

Gross profit	—	56,563	1,117	—	57,680
Selling, general and administrative expenses	1,055	21,080	1,116	—	23,251

(Loss) income from operations	(1,055)	35,483	1	—	34,429
Interest expense	(5,463)	(3,226)	(99)	—	(8,788)
Other income, net	21,964	259	836	(21,965)	1,094

Income before income taxes	15,446	32,516	738	(21,965)	26,735
(Benefit from) provision for income taxes	(2,201)	11,146	143	—	9,088

Net income	$17,647	$21,370	$595	$(21,965)	$17,647

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$482,996	$5,729	$(474)	$488,251
Cost of sales	—	461,775	6,886	(474)	468,187

Gross profit (loss)	—	21,221	(1,157)	—	20,064
Selling, general and administrative expenses	1,058	18,663	1,246	—	20,967

(Loss) income from operations	(1,058)	2,558	(2,403)	—	(903)
Interest expense	(5,044)	(3,544)	(8)	—	(8,596)
Other (expense) income, net	(2,273)	314	1,847	2,589	2,477

Loss before income taxes	(8,375)	(672)	(564)	2,589	(7,022)
(Benefit from) provision for income taxes	(2,300)	1,966	(613)	—	(947)

Net (loss) income	$(6,075)	$(2,638)	$49	$2,589	$(6,075)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$17,647	$21,370	$595	$(21,965)	$17,647
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization	394	31,052	976	—	32,422
Provision for doubtful accounts	—	150	15	—	165
Stock-based compensation expense	—	1,357	33	—	1,390
Loss from disposition of fixed assets	—	187	—	—	187
Deferred income taxes	(88)	641	111	—	664
Equity in income of joint venture	—	—	(405)	—	(405)
Net changes in working capital and other	(22,439)	(104,925)	(1,749)	21,965	(107,148)

Net cash used for operating activities	(4,486)	(50,168)	(424)	—	(55,078)
Cash flows from investing activities
Additions to property, plant and equipment	—	(14,194)	(525)	—	(14,719)
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Settlements of derivative instruments	—	7,785	—	—	7,785

Net cash used for investing activities	—	(6,409)	(358)	—	(6,767)
Cash flows from financing activities
Intercompany financing	(56,690)	56,561	129	—	—
Proceeds from exercise of stock options	344	—	—	—	344
Dividends paid	(3,802)	—	—	—	(3,802)
Utilization of restricted cash	4,974	—	—	—	4,974

Net cash (used for) provided by financing activities	(55,174)	56,561	129	—	1,516
Net decrease in cash and cash equivalents	(59,660)	(16)	(653)	—	(60,329)
Cash and cash equivalents at beginning of period	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of period	$173,142	$61	$12,060	$—	$185,263

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net (loss) income	$(6,075)	$(2,638)	$49	$2,589	$(6,075)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities
Depreciation and amortization	318	27,993	994	—	29,305
(Recovery of) provision for doubtful accounts	—	(130)	40	—	(90)
Stock-based compensation expense	—	1,269	40	—	1,309
Loss from disposition of fixed assets	—	293	—	—	293
Deferred income taxes	5,543	3,175	(613)	—	8,105
Equity in income of joint venture	—	—	(1,763)	—	(1,763)
Net changes in working capital and other	189	90,124	1,495	(2,589)	89,219

Net cash (used for) provided by operating activities	(25)	120,086	242	—	120,303
Cash flows from investing activities
Additions to property, plant and equipment	—	(32,636)	(156)	—	(32,792)
Acquisition of business	—	(6,297)	—	—	(6,297)
Settlements of derivative instruments	—	(1,352)	—	—	(1,352)

Net cash used for investing activities	—	(40,285)	(156)	—	(40,441)
Cash flows from financing activities
Intercompany financing	79,799	(79,761)	(38)	—	—
Proceeds from exercise of stock options	14	—	—	—	14
Dividends paid	(3,461)	—	—	—	(3,461)
Utilization of restricted cash	14,026	—	—	—	14,026
Capitalized debt issuance costs	(1,337)	—	—	—	(1,337)

Net cash provided by (used for) financing activities	89,041	(79,761)	(38)	—	9,242
Net increase in cash and cash equivalents	89,016	40	48	—	89,104
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$177,384	$109	$1,850	$—	$179,343

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated products. Our two principal business segments are olefins and vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and fabricated products.

Beginning in 2006 and continuing through the first quarter of 2010, weakness in the construction markets contributed to lower demand for our vinyls products, and operating margins declined in our vinyls business. In addition, a precipitous decline in caustic prices driven by reduced industrial activity further contributed to the operating losses in our Vinyls segment in 2009 and the first quarter of 2010. Looking forward, North American PVC capacity is projected to increase over the next two years and, as a result, operating rates and margins may be negatively impacted. In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss in the fourth quarter of 2008. In 2009 and the first quarter of 2010, a strong export market and balanced supply and demand for polyethylene in the U.S. resulted in increased sales volumes and positive operating margins and cash flow for our Olefins segment. In addition, a cost advantage for gas-based ethylene producers over naphtha-based ethylene producers and lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 also contributed to the increased demand and margins in our Olefins segment. Olefins industry forecasts show a significant increase in worldwide ethylene and ethylene derivative capacity over the next several years, with the largest increase expected to come from the Middle East and Asia. As a result, olefins operating margins may be negatively impacted.

While the economic slowdown has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in the current environment, including the slowdown in construction activity, we have taken steps designed to address the decrease in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We have also implemented cost reduction programs and are monitoring discretionary capital spending to preserve cash. The global economic downturn has been challenging on our business and depending on the performance of the economy in 2010 and beyond could have a negative affect on our financial condition, results of operations or cash flows.

Recent Developments

In January 2010, our complex in Lake Charles, Louisiana experienced freezing temperatures that resulted in damage to a compressor at one of our ethylene units, resulting in an unscheduled shutdown of that unit for a total of 21 days. The unit was restarted in late January. As a result of the outage, we incurred approximately $6.9 million in repair costs and unabsorbed fixed manufacturing costs, which negatively impacted income from operations in the first quarter of 2010.

Results of Operations

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$414,373	$256,374
Ethylene, styrene and other	150,651	66,395

Total olefins	565,024	322,769

Vinyls
Fabricated finished products	84,580	62,428
VCM, PVC and other	128,730	103,054

Total vinyls	213,310	165,482

Total	$778,334	$488,251

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Income (loss) from operations
Olefins	$58,245	$16,074
Vinyls	(14,926)	(15,381)
Corporate and other	(8,890)	(1,596)

Total income (loss) from operations	34,429	(903)
Interest expense	(8,788)	(8,596)
Other income, net	1,094	2,477
Provision for (benefit from) income taxes	9,088	(947)

Net income (loss)	$17,647	$(6,075)

Diluted earnings (loss) per share	$0.27	$(0.09)

	Three Months Ended March 31, 2010
	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins (1)	+57.6%	+17.3%
Vinyls (2)	+3.1%	+25.8%
Company average	+39.1%	+20.2%
(1) Includes: Ethylene and co-products, polyethylene, and styrene. (2) Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended March 31,
	2010	2009
Average industry prices (1)
Ethane (cents/lb)	24.7	12.0
Propane (cents/lb)	29.4	16.0
Ethylene (cents/lb) (2)	52.3	31.5
Polyethylene (cents/lb) (3)	86.3	65.0
Styrene (cents/lb) (4)	67.7	40.4
Caustic ($/short ton) (5)	273.3	821.7
Chlorine ($/short ton) (6)	311.7	175.0
PVC (cents/lb) (7)	66.3	45.7

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.

(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended March 31, 2010, net income was $17.6 million, or $0.27 per diluted share, on net sales of $778.3 million. This represents a positive change in net income of $23.7 million, or $0.36 per diluted share, from the quarter ended March 31, 2009 net loss of $6.1 million, or $0.09 per diluted share, on net sales of $488.3 million. Sales for the first quarter of 2010 increased $290.0 million compared to the first quarter of 2009 due primarily to higher sales prices and sales volumes for most of our major products. Income from operations was $34.4 million for the first quarter of 2010 as compared to loss from operations of $0.9 million for the first quarter of 2009. Operating margins benefited from improved production rates, a 20.2% increase in sales volume and higher polyethylene margins, partially offset by lower caustic margins resulting from a 66.7% decrease in industry caustic prices compared to the first quarter of 2009 and the unscheduled outage caused by freezing temperatures at one of our ethylene facilities in Lake Charles in the first quarter of 2010. As a result of the Lake Charles outage, we lost 21 days of ethylene production and expensed repairs and unabsorbed fixed manufacturing costs of $6.9 million. The first quarter of 2009 was negatively impacted by an unscheduled outage at our Calvert City facility and a turnaround at one of our ethylene units in Lake Charles, which resulted in repair costs and expensing of unabsorbed manufacturing costs of $19.5 million. Trading activity resulted in a gain of $0.5 million in the first quarter of 2010 compared to a gain of $4.0 million in the first quarter of 2009.

RESULTS OF OPERATIONS

First Quarter 2010 Compared with First Quarter 2009

Net Sales. Net sales increased by $290.0 million, or 59.4%, to $778.3 million in the first quarter of 2010 from $488.3 million in the first quarter of 2009. This increase was primarily due to higher sales prices for all major products except caustic, and higher sales volume for all major products except styrene. Average sales prices for the first quarter of 2010 increased by 39.1% as compared to the first quarter of 2009. Overall sales volume increased by 20.2% as compared to the first quarter of 2009, primarily attributable to higher demand for most of our major products.

Gross Margin. Gross margin percentage of 7.4% for the first quarter of 2010 increased from the 4.1% gross margin percentage for the first quarter of 2009. The improvement was primarily due to an increase in product sales prices, higher production rates and increased sales volume, which were partially offset by higher feedstock costs. In addition, the gross margin for the first quarter of 2010 was negatively impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred due to the Lake Charles outage. The 2009 gross margin was negatively impacted by the ice storm in Calvert City and the turnaround of one of our ethylene units in Lake Charles. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 105.8% for ethane and 83.8% for propane as compared to the first quarter of 2009. Sales prices increased an average of 39.1% during the first quarter of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2010 increased by $2.3 million, or 11.0%, as compared to the first quarter of 2009. The increase was primarily attributable to higher professional fees and an increase in selling expenses consistent with the increase in sales.

Interest Expense. Interest expense increased by $0.2 million to $8.8 million in the first quarter of 2010 primarily due to the higher average debt outstanding in the first quarter of 2010.

Other Income, Net. Other income, net decreased to $1.1 million in the first quarter of 2010 from $2.5 million in the first quarter of 2009 primarily due to lower equity in income from our joint venture in China and lower interest income.

Income Taxes. The effective income tax rate was 34.0% for the first quarter of 2010. The effective 2010 period tax rate was below the statutory rate of 35% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective income tax benefit rate was 13.5% for the first quarter of 2009. The effective 2009 period tax rate was below the statutory rate of 35% primarily due to the decrease in the domestic manufacturing deduction lost caused by carrying back the year-to-date taxable loss and state income taxes, partially offset by state tax credits.

Olefins Segment

Net Sales. Net sales increased by $242.2 million, or 75.0%, to $565.0 million in the first quarter of 2010 from $322.8 million in the first quarter of 2009. This increase was primarily due to an increase in sales prices for all major olefins products and an increase in sales volume for all major olefins products, except styrene, as compared to the first quarter of 2009. Average sales prices for the Olefins segment increased by 57.6% in the first quarter of 2010 as compared to the first quarter of 2009, while average sales volumes increased by 17.3% in the first quarter of 2010 as compared to the first quarter of 2009.

Income from Operations. Income from operations increased by $42.1 million to $58.2 million in the first quarter of 2010 from $16.1 million in the first quarter of 2009. This increase was mainly attributable to improved polyethylene margins and higher operating rates. The increase was partially offset by the unscheduled outage at one of our ethylene units in Lake Charles. In addition, trading activity resulted in a gain of $0.5 million in the first quarter of 2010 as compared to a gain of $4.0 million in the first quarter of 2009. The first quarter of 2009 was negatively impacted by a turnaround at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $47.8 million, or 28.9%, to $213.3 million in the first quarter of 2010 from $165.5 million in the first quarter of 2009. This increase was primarily attributable to higher sales prices for all major vinyls products, except caustic, and an increase in sales volume for all major vinyls products. Average sales prices for the Vinyls segment increased by 3.1% in the first quarter of 2010 as compared to the first quarter of 2009, while average sales volumes increased by 25.8% in the first quarter of 2010 as compared to the first quarter of 2009.

Loss from Operations. The Vinyls segment incurred a loss from operations of $14.9 million in the first quarter of 2010 as compared to a loss from operations of $15.4 million in the first quarter of 2009, a positive change of $0.5 million. Operating results benefited from a 25.8% increase in sales volume and higher operating rates driven largely by increased customer demand. These increases were mostly offset by lower caustic margins, resulting from a 66.7% decrease in industry caustic prices, and higher feedstock costs.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Cash Flows

Operating Activities

Operating activities used cash of $55.1 million in the first three months of 2010 compared to cash provided of $120.3 million in the first three months of 2009. The $175.4 million decrease in cash flows from operating activities was primarily due to a decrease in cash provided from working capital, partially offset by an increase in income from operations in the first three months of 2010 compared to the prior year period. Income from operations increased by $35.3 million in the first three months of 2010 as compared to the first three months of 2009 primarily as a result of improved production rates, an increase in sales volume and higher margins for most of our products. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $96.7 million in the first three months of 2010, compared to $107.9 million of cash provided in the first three months of 2009, an unfavorable change of $204.6 million. This change was largely due to an increase in accounts receivable and inventory primarily attributable to the increase in average product prices, sales volume and feedstock costs as compared to the prior year period.

Investing Activities

Net cash used for investing activities during the first three months of 2010 was $6.8 million as compared to net cash used for investing activities of $40.4 million in the first three months of 2009. Capital expenditures were $14.7 million in the first three months of 2010 compared to $32.8 million in the first three months of 2009. The decrease in capital expenditures in the 2010 period was largely attributable to expenditures related to capital projects performed during the turnaround at one of our ethylene facilities in Lake Charles and the completion of our new PVC pipe facility and PVC resin plant expansion in Yucca, Arizona and Calvert City, Kentucky, respectively, during the 2009 period. The remaining capital expenditures in the first three months of 2010 and 2009 primarily related to maintenance, safety and environmental projects. Other investing activities for the first three months of 2010 included proceeds of $7.8 million for the settlement of derivative instruments. In addition, we purchased a PVC pipe plant in Janesville, Wisconsin for $6.3 million during the first three months of 2009.

Financing Activities

Net cash provided by financing activities during the first three months of 2010 was $1.5 million as compared to net cash provided of $9.2 million in the first three months of 2009. The 2010 activity was primarily related to a $5.0 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the $3.8 million payment of cash dividends. The 2009 activity was primarily related to a $14.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends and costs associated with the issuance of the variable rate tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “Initial Series 2009A Revenue Bonds”) issued under a $100.0 million revenue bond issuance facility (the “Series 2009A Revenue Bonds Facility”) with the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, and the amendment of our revolving credit facility.

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As we continue to manage our business through the current economic environment, we have maintained our focus on cost control and various initiatives designed to preserve cash and liquidity.

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

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended March 31, 2010, the fixed charge coverage ratio under our revolving credit facility was 2.8:1. The indenture governing our 6 5 /8% senior notes due 2016 and our 6 3/4% senior notes due 2032 (collectively, the “Senior Notes”) requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended March 31, 2010, this fixed charge coverage ratio was 7.6:1.

We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the economic downturn, our management believes that our revolving credit facility should be available up to our borrowing base, if needed.

Cash and Restricted Cash

Total cash balances were $281.5 million at March 31, 2010, which included cash and cash equivalents of $185.3 million and restricted cash of $96.2 million. The restricted cash is held by a trustee until such time as we either request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes or instruct the trustee to direct pay interest payable to the holders of our 6 3/4% senior notes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of March 31, 2010, our long-term debt, including current maturities, totaled $515.4 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.5 million), $250.0 million of 6 3/4% senior notes due 2032, a $5.0 million loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds (supported by a $5.1 million letter of credit) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. Debt outstanding under the Initial Series 2009A Revenue Bonds and the tax-exempt waste disposal revenue bonds bears interest at variable rates. As of March 31, 2010, we were in compliance with all of the covenants with respect to the Senior Notes, our loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds, our waste disposal revenue bonds and our revolving credit facility.

In August 2009, the Authority issued $5.0 million of the Initial Series 2009A Revenue Bonds under the Series 2009A Revenue Bonds Facility. The bond proceeds, net of expenses, from this issuance were lent by the Authority to us under a loan agreement pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds are backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds, which secures our obligations under the loan agreement. The Initial Series 2009A Revenue Bonds bear interest at a floating rate which is set weekly via a remarketing arrangement and was 0.35% and 0.32% at March 31, 2010 and December 31, 2009, respectively. The interest rate mode and interest rate period of the Initial Series 2009A Revenue Bonds are subject to change at our direction under certain circumstances. The Initial Series 2009A Revenue Bonds and any subsequent bonds issued under the Series 2009A Revenue Bonds Facility will mature on August 1, 2029. We intend to use the bond proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension and to fund interest payments to the holders of our 6 3/4% senior notes. We have not drawn any bond proceeds as of March 31, 2010. The net proceeds from this issuance, principal plus current and accrued interest income, remain with the trustee and are classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we either request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes or instruct the trustee to direct pay interest payable to the holders of our 6 3/4% senior notes.

In September 2008, we amended our senior secured revolving credit facility to, among other things, increase the lenders’ commitments under the facility from $300 million to $400 million. On February 5, 2009, we further amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At March 31, 2010, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of March 31, 2010, we had outstanding letters of credit totaling $20.9 million and borrowing availability of $379.1 million under the revolving credit facility.

In December 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the Gulf Opportunity Zone Act of 2005. The bonds are non-callable through November 1, 2017. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension and to fund interest payments to the holders of our 6 3/4% senior notes. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $250.0 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the Senior Notes. As of March 31, 2010, we had drawn $160.2 million of bond proceeds. The balance of the proceeds, principal plus current and accrued interest income, remains with a trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we either request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes or instruct the trustee to direct pay interest payable to the holders of our 6 3/4% senior notes.

In January 2006, we issued $250.0 million aggregate principal amount of 6 5/8% senior notes due 2016. The 6   5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the notes.

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0575 per share). The Senior Notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended March 31, 2010, the fixed charge coverage ratio under the Senior Notes indenture was 7.6:1. The amount allowed under this restriction was $467.7 million at March 31, 2010.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended March 31, 2010, the fixed charge coverage ratio under the revolving credit facility was 2.8:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2010 and December 31, 2009 was 0.40% and 0.37%, respectively.

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

•

compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gases emissions or to address other issues of climate change;

•	the utilization of net operating loss carryforwards;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the following:

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2010, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3.0 million and a hypothetical $0.10 increase in the price per MMBTU of natural gas would have decreased our income before taxes by $0.2 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2010, we had variable rate debt of $15.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2010) and our loans relating to the Initial Series 2009A Revenue Bonds and to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $15.9 million as of March 31, 2010 was 0.38%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at March 31, 2010, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), filed on February 24, 2010, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 15 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	117	$25.17	N/A	N/A
February 2010	14,319	20.42	N/A	N/A
March 2010	2,359	23.06	N/A	N/A

	16,795	$20.83	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Item 6.	Exhibits

Exhibit No.

10.1	Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 5, 2010	By:	/s/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)