Form 10-Q
period 2010-06-30
WESTLAKE CHEMICAL CORP
filed 2010-08-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of July 29, 2010 was 66,136,615.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$288,805	$245,592
Accounts receivable, net	427,919	339,796
Inventories, net	370,025	369,417
Prepaid expenses and other current assets	17,792	7,074
Deferred income taxes	26,552	26,499

Total current assets	1,131,093	988,378
Property, plant and equipment, net	1,172,632	1,194,311
Equity investment	34,130	33,925
Restricted cash	84,298	101,149
Other assets, net	121,984	128,593

Total assets	$2,544,137	$2,446,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$182,307	$179,130
Accrued liabilities	122,617	107,436

Total current liabilities	304,924	286,566
Long-term debt	515,441	515,400
Deferred income taxes	316,152	309,618
Other liabilities	49,513	49,790

Total liabilities	1,186,030	1,161,374
Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,139,562 and 65,979,951 shares issued and outstanding in 2010 and 2009, respectively	661	660
Additional paid-in capital	446,307	442,469
Retained earnings	920,341	853,358
Accumulated other comprehensive income
Benefits liability, net of tax	(13,374)	(15,856)
Cumulative translation adjustment	4,172	4,351

Total stockholders’ equity	1,358,107	1,284,982

Total liabilities and stockholders’ equity	$2,544,137	$2,446,356

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands of dollars, except per share data and share amounts)
Net sales	$818,389	$574,865	$1,596,723	$1,063,116
Cost of sales	692,365	519,203	1,413,019	987,390

Gross profit	126,024	55,662	183,704	75,726
Selling, general and administrative expenses	26,487	19,487	49,738	40,454

Income from operations	99,537	36,175	133,966	35,272
Other income (expense)
Interest expense	(8,784)	(8,795)	(17,572)	(17,391)
Other (expense) income, net	(180)	1,303	914	3,780

Income before income taxes	90,573	28,683	117,308	21,661
Provision for income taxes	33,631	11,832	42,719	10,885

Net income	$56,942	$16,851	$74,589	$10,776

Basic and diluted earnings per share	$0.86	$0.26	$1.13	$0.16

Weighted average shares outstanding:
Basic	66,141,710	65,925,121	66,090,164	65,861,550
Diluted	66,289,758	65,982,952	66,228,794	65,890,986

Dividends per common share	$0.06	$0.05	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands of dollars)
Cash flows from operating activities
Net income	$74,589	$10,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,121	59,901
Provision for (recovery of) doubtful accounts	546	(142)
Amortization of debt issue costs	788	687
Stock-based compensation expense	2,979	2,689
(Gain) loss from disposition of fixed assets	(51)	505
Deferred income taxes	6,065	(10,959)
Equity in income of joint venture	(205)	(2,758)
Changes in operating assets and liabilities
Accounts receivable	(96,785)	25,837
Inventories	(608)	41,200
Prepaid expenses and other current assets	(10,718)	(4,318)
Accounts payable	3,177	33,521
Accrued liabilities	13,868	16,864
Other, net	(2,172)	(20,451)

Net cash provided by operating activities	55,594	153,352

Cash flows from investing activities
Additions to property, plant and equipment	(31,086)	(50,363)
Acquisition of business	—	(6,297)
Proceeds from disposition of assets	438	3,251
Proceeds from repayment of loan to affiliate	167	—
Settlements of derivative instruments	8,116	155

Net cash used for investing activities	(22,365)	(53,254)

Cash flows from financing activities
Proceeds from exercise of stock options	702	42
Dividends paid	(7,606)	(6,922)
Utilization of restricted cash	16,974	21,979
Capitalized debt issuance costs	(86)	(1,429)

Net cash provided by financing activities	9,984	13,670

Net increase in cash and cash equivalents	43,213	113,768
Cash and cash equivalents at beginning of period	245,592	90,239

Cash and cash equivalents at end of period	$288,805	$204,007

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and the changes in its cash position for the six months ended June 30, 2010 and 2009.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2010 or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Consolidation

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary. The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or derecognition of a group of assets within its scope. The accounting guidance was effective upon issuance. The Company has adopted the new guidance and it did not have an impact on the Company’s consolidated financial position or results of operations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Level 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the new guidance as of January 1, 2010, and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company will adopt the new guidance pertaining to the gross presentation of the Level 3 reconciliation for the quarter ending March 31, 2011, but it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent Events

In February 2010, the FASB issued an accounting standards update on subsequent events. The new accounting guidance removes the requirement for an SEC filer to disclose the date in both issued and revised financial statements through which it has evaluated subsequent events. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of United States generally accepted accounting principles. The accounting guidance was effective upon issuance. The Company has adopted the new guidance and it did not have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2010	December 31, 2009
Trade customers	$418,627	$307,298
Affiliates	1,494	1,408
Allowance for doubtful accounts	(9,528)	(9,167)

	410,593	299,539
Federal and state taxes	11,728	20,098
Other	5,598	20,159

Accounts receivable, net	$427,919	$339,796

3. Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished products	$192,301	$198,091
Feedstock, additives and chemicals	138,383	133,547
Materials and supplies	46,378	45,023

	377,062	376,661
Allowance for inventory obsolescence	(7,037)	(7,244)

Inventories, net	$370,025	$369,417

4. Property, Plant and Equipment

As of June 30, 2010, the Company had property, plant and equipment totaling $1,172,632. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Due to the negative impact of the economic downturn and continuing weakness in the construction markets on the demand for the Company’s downstream fabricated products, the Company assessed certain of its fabricated products assets for potential impairment in December 2009. At that time, the Company’s analysis concluded that these assets were not impaired. As the Company determined there had been no significant changes to the conditions or assumptions used in the December 2009 impairment analysis, the Company did not perform an impairment analysis in June 2010.

Depreciation expense on property, plant and equipment of $26,365 and $24,814 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively, and of $52,556 and $48,875 is included for the six months ended June 30, 2010 and 2009, respectively.

5. Other Assets

Amortization expense on other assets of $6,123 and $6,468 is included in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively, and of $12,353 and $11,713 is included for the six months ended June 30, 2010 and 2009, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
6 5/8% senior notes due 2016	$249,552	$249,511
6 3/ 4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	5,000

Long-term debt	$515,441	$515,400

The Company has a $400,000 senior secured revolving credit facility. As of June 30, 2010, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2010, the Company had outstanding letters of credit totaling $21,579 and borrowing availability of $378,421 under the revolving credit facility.

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,589 and $1,380 for the three months ended June 30, 2010 and 2009, respectively, and $2,979 and $2,689 for the six months ended June 30, 2010 and 2009, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Option activity and changes during the six months ended June 30, 2010 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,361,887	$21.29
Granted	229,591	20.65
Exercised	(45,108)	15.56
Cancelled	(67,270)	23.02

Outstanding at June 30, 2010	1,479,100	$21.29	7.6	$2,415

Exercisable at June 30, 2010	589,031	$20.96	6.6	$1,079

For options outstanding at June 30, 2010, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	775,101	7.7
$20.53 - $27.24	330,446	8.6
$30.07 - $36.10	373,553	6.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $240 and $5 for the three months ended June 30, 2010 and 2009, respectively, and $404 and $6 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, $5,139 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. Income tax benefit realized from the exercise of stock options was $50 and $2 for the three months ended June 30, 2010 and 2009, respectively, and $91 and $2 for the six months ended June 30, 2010 and 2009, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended June 30, 2010 and six months ended June 30, 2010 and 2009. There were no options granted during the three months ended June 30, 2009. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average fair value	$11.28	$—	$8.19	$5.48
Risk-free interest rate	3.3%	—	2.9%	2.8%
Expected life in years	6	—	6	6-7
Expected volatility	41.9%	—	41.8%	42.5%
Expected dividend yield	0.8%	—	1.1%	1.5%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	616,716	$21.11
Granted	147,887	20.61
Vested	(57,786)	31.61
Forfeited	(33,384)	20.58

Non-vested at June 30, 2010	673,433	$20.13

As of June 30, 2010, there was $6,932 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years. No restricted stock vested during the three months ended June 30, 2010 and 2009. The total fair value of shares of restricted stock that vested during the six months ended June 30, 2010 and 2009 was $1,186 and $83, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in the three and six months ended June 30, 2010 and 2009 were included in earnings.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of risk management assets and liabilities by fair value measurement level:

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$3,672	$367	$4,039	$8,696	$7,543	$16,239
Risk management liabilities	$2,927	$1,569	$4,496	$4,243	$5,247	$9,490

There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2010.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
Commodity contracts	Accounts receivable, net	$4,039	$16,239	Accrued liabilities	$4,496	$9,490

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	2010	2009	2010	2009
		Loss	Loss	Loss	Gain
Commodity contracts	Cost of sales	$(2,641)	$(67)	$(2,152)	$3,884

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value of Financial Instruments

The fair and carrying values of the Company’s derivative commodity instruments and financial instruments are summarized below:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas forward contracts	$3,274	$3,274	$9,039	$9,039
Crude oil forward contracts	(2,529)	(2,529)	(4,586)	(4,586)
Other forward contracts	(1,202)	(1,202)	2,296	2,296

Financial Instruments:
6 5/8% senior notes due 2016	$249,552	$243,975	$249,511	$248,750
6 3/ 4% senior notes due 2032	250,000	258,725	250,000	254,790
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	5,000	5,000	5,000	5,000

10. Income Taxes

The effective income tax rate was 36.4% for the six months ended June 30, 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 50.3% for the six months ended June 30, 2009. The effective 2009 period tax rate was above the statutory rate of 35.0% primarily due to the decrease in the domestic manufacturing deduction caused by carrying back the year-to-date taxable loss and an increase in state income taxes.

There was a $1,389 reduction in the total gross unrecognized tax benefits for the six months ended June 30, 2010 related to the settlement of a tax issue with the tax authorities. Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2010, the Company had $173 of accrued interest and penalties related to uncertain tax positions.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares—basic	66,141,710	65,925,121	66,090,164	65,861,550
Plus incremental shares from:
Assumed exercise of options	148,048	57,831	138,630	29,436

Weighted average common shares—diluted	66,289,758	65,982,952	66,228,794	65,890,986

Excluded from the computation of diluted earnings per share are options to purchase 732,582 and 737,103 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 693,855 and 737,103 shares of common stock for the six months ended June 30, 2010 and 2009, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

12. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$56,942	$16,851	$74,589	$10,776
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	332	333	2,482	683
Change in cumulative foreign currency translation adjustment	(741)	1,309	(179)	1,220

Comprehensive income	$56,533	$18,493	$76,892	$12,679

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$263	$199	$13	$20	$526	$445	$25	$41
Interest cost	690	614	224	280	1,379	1,237	449	560
Expected return on plan assets	(484)	(394)	—	—	(968)	(864)	—	—
Amortization of transition obligation	—	—	28	29	—	—	57	57
Amortization of prior service cost	74	62	53	53	148	142	106	106
Amortization of net loss	383	343	7	26	767	694	14	52

Net periodic benefit cost	$926	$824	$325	$408	$1,852	$1,654	$651	$816

The Company contributed $457 and $459 to the Salaried pension plan in the first six months of 2010 and 2009, respectively, and contributed $245 to the Wage pension plan in the first six months of 2010. There were no contributions to the Wage pension plan in the first six months of 2009. The Company expects to make additional contributions of $708 to the Salaried pension plan and $1,136 to the Wage pension plan during the fiscal year ending December 31, 2010.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

14. Commitments and Contingencies

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The Company negotiated, in conjunction with the other potentially responsible parties, an Administrative Settlement Agreement (“AOC”) and Order to conduct a remedial investigation and feasibility study (“RIFS”), which became effective on December 9, 2009. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are preparing to conduct the remedial investigation and feasibility study.

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. In March 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. On December 18, 2009, the Cabinet withdrew its request for a RCRA permit application for Pond 4. Thereafter, the parties agreed to dismiss the case without prejudice. The dismissal order was issued by the court on June 23, 2010.

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

15. Segment Information

The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales to external customers
Olefins
Polyethylene	$408,059	$303,160	$822,431	$559,534
Ethylene, styrene and other	169,268	83,382	319,920	149,777

Total olefins	577,327	386,542	1,142,351	709,311
Vinyls
Fabricated finished products	102,873	86,385	187,453	148,813
VCM, PVC and other	138,189	101,938	266,919	204,992

Total vinyls	241,062	188,323	454,372	353,805

	$818,389	$574,865	$1,596,723	$1,063,116

Intersegment sales
Olefins	$84,409	$58,395	$120,176	$92,953
Vinyls	288	400	522	864

	$84,697	$58,795	$120,698	$93,817

Income (loss) from operations
Olefins	$111,158	$44,289	$169,403	$60,363
Vinyls	(10,890)	(4,829)	(25,816)	(20,210)
Corporate and other	(731)	(3,285)	(9,621)	(4,881)

	$99,537	$36,175	$133,966	$35,272

Depreciation and amortization
Olefins	$21,465	$20,892	$42,701	$40,616
Vinyls	10,482	9,971	21,127	19,159
Corporate and other	146	50	293	126

	$32,093	$30,913	$64,121	$59,901

Other income (expense), net
Olefins	$36	$33	$74	$163
Vinyls	(408)	28	(25)	31
Corporate and other	192	1,242	865	3,586

	$(180)	$1,303	$914	$3,780

Provision for (benefit from) income taxes
Olefins	$34,840	$5,747	$51,689	$8,528
Vinyls	(2,189)	12,411	(8,021)	5,604
Corporate and other	980	(6,326)	(949)	(3,247)

	$33,631	$11,832	$42,719	$10,885

Capital expenditures
Olefins	$9,657	$7,652	$14,954	$25,188
Vinyls	6,343	9,293	15,507	24,607
Corporate and other	368	519	625	568

	$16,368	$17,464	$31,086	$50,363

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

A reconciliation of total segment income (loss) from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from operations	$99,537	$36,175	$133,966	$35,272
Interest expense	(8,784)	(8,795)	(17,572)	(17,391)
Other (expense) income, net	(180)	1,303	914	3,780

Income before income taxes	$90,573	$28,683	$117,308	$21,661

			June 30, 2010	December 31, 2009
Total assets
Olefins			$1,347,730	$1,345,545
Vinyls			759,276	686,831
Corporate and other			437,131	413,980

			$2,544,137	$2,446,356

16. Subsequent Events

In July 2010, the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, completed the reoffering of $100,000 of 6  1/2% tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”). This reoffering follows the August 2009 issuance of $5,000 of floating rate tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act, which were subsequently repurchased by the Company to be included as part of the $100,000 bond reoffering. In connection with the reoffering of the bonds, the Company entered into a loan agreement with the Authority under which the proceeds from the bond reoffering were lent by the Authority to the Company. To evidence and secure the Company’s obligations under the loan agreement, the Company entered into a third supplemental indenture, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $100,000 aggregate principal amount of the Company’s 6  1 /2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The net proceeds from this reoffering, plus interest income, will remain with the trustee, and will be classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

Subsequent events were evaluated through the date on which the financial statements were issued.

17. Guarantor Disclosures

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$275,118	$64	$13,623	$—	$288,805
Accounts receivable, net	57,279	415,442	4,157	(48,959)	427,919
Inventories, net	—	356,749	13,276	—	370,025
Prepaid expenses and other current assets	362	17,176	254	—	17,792
Deferred income taxes	13,791	22,644	131	(10,014)	26,552

Total current assets	346,550	812,075	31,441	(58,973)	1,131,093
Property, plant and equipment, net	—	1,160,787	11,845	—	1,172,632
Equity investments	1,400,513	23,250	34,130	(1,423,763)	34,130
Restricted cash	84,298	—	—	—	84,298
Other assets, net	46,091	106,273	5,655	(36,035)	121,984

Total assets	$1,877,452	$2,102,385	$83,071	$(1,518,771)	$2,544,137

Current liabilities
Accounts payable	$—	$179,495	$2,812	$—	$182,307
Accrued liabilities	14,740	129,240	996	(22,359)	122,617

Total current liabilities	14,740	308,735	3,808	(22,359)	304,924
Long-term debt	504,552	60,892	12,579	(62,582)	515,441
Deferred income taxes	—	325,144	1,022	(10,014)	316,152
Other liabilities	53	49,460	—	—	49,513
Stockholders’ equity	1,358,107	1,358,154	65,662	(1,423,816)	1,358,107

Total liabilities and stockholders’ equity	$1,877,452	$2,102,385	$83,071	$(1,518,771)	$2,544,137

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$806,704	$12,700	$(1,015)	$818,389
Cost of sales	—	683,155	10,225	(1,015)	692,365

Gross profit	—	123,549	2,475	—	126,024
Selling, general and administrative expenses	1,036	24,237	1,214	—	26,487

(Loss) income from operations	(1,036)	99,312	1,261	—	99,537
Interest expense	(5,011)	(3,672)	(101)	—	(8,784)
Other income (expense), net	60,847	243	(476)	(60,794)	(180)

Income before income taxes	54,800	95,883	684	(60,794)	90,573
(Benefit from) provision for income taxes	(2,142)	35,581	192	—	33,631

Net income	$56,942	$60,302	$492	$(60,794)	$56,942

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$565,269	$10,187	$(591)	$574,865
Cost of sales	—	511,919	7,875	(591)	519,203

Gross profit	—	53,350	2,312	—	55,662
Selling, general and administrative expenses	987	18,208	292	—	19,487

(Loss) income from operations	(987)	35,142	2,020	—	36,175
Interest expense	(4,551)	(4,227)	(17)	—	(8,795)
Other income, net	26,226	215	1,071	(26,209)	1,303

Income before income taxes	20,688	31,130	3,074	(26,209)	28,683
Provision for income taxes	3,837	7,068	927	—	11,832

Net income	$16,851	$24,062	$2,147	$(26,209)	$16,851

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,575,812	$22,519	$(1,608)	$1,596,723
Cost of sales	—	1,395,700	18,927	(1,608)	1,413,019

Gross profit	—	180,112	3,592	—	183,704
Selling, general and administrative expenses	2,091	45,319	2,328	—	49,738

(Loss) income from operations	(2,091)	134,793	1,264	—	133,966
Interest expense	(10,474)	(6,898)	(200)	—	(17,572)
Other income, net	82,811	505	358	(82,760)	914

Income before income taxes	70,246	128,400	1,422	(82,760)	117,308
(Benefit from) provision for income taxes	(4,343)	46,726	336	—	42,719

Net income	$74,589	$81,674	$1,086	$(82,760)	$74,589

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,048,265	$15,916	$(1,065)	$1,063,116
Cost of sales	—	973,693	14,762	(1,065)	987,390

Gross profit	—	74,572	1,154	—	75,726
Selling, general and administrative expenses	2,045	36,870	1,539	—	40,454

(Loss) income from operations	(2,045)	37,702	(385)	—	35,272
Interest expense	(9,596)	(7,769)	(26)	—	(17,391)
Other income, net	26,353	528	2,918	(26,019)	3,780

Income before income taxes	14,712	30,461	2,507	(26,019)	21,661
Provision for (benefit from) income taxes	3,936	7,116	(167)	—	10,885

Net income	$10,776	$23,345	$2,674	$(26,019)	$10,776

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$74,589	$81,674	$1,086	$(82,760)	$74,589

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	788	62,188	1,933	—	64,909
Provision for doubtful accounts	—	517	29	—	546
Stock-based compensation expense	—	2,908	71	—	2,979
Gain from disposition of fixed assets	—	(51)	—	—	(51)
Deferred income taxes	(389)	6,085	369	—	6,065
Equity in income of joint venture	—	—	(205)	—	(205)
Net changes in working capital and other	(84,144)	(89,926)	(1,928)	82,760	(93,238)

Net cash (used for) provided by operating activities	(9,156)	63,395	1,355	—	55,594

Cash flows from investing activities
Additions to property, plant and equipment	—	(30,410)	(676)	—	(31,086)
Proceeds from disposition of assets	—	438	—	—	438
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Settlements of derivative instruments	—	8,116	—	—	8,116

Net cash used for investing activities	—	(21,856)	(509)	—	(22,365)

Cash flows from financing activities
Intercompany financing	41,488	(41,552)	64	—	—
Proceeds from exercise of stock options	702	—	—	—	702
Dividends paid	(7,606)	—	—	—	(7,606)
Utilization of restricted cash	16,974	—	—	—	16,974
Capitalized debt issuance costs	(86)	—	—	—	(86)

Net cash provided by (used for) financing activities	51,472	(41,552)	64	—	9,984
Net increase (decrease) in cash and cash equivalents	42,316	(13)	910	—	43,213
Cash and cash equivalents at beginning of period	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of period	$275,118	$64	$13,623	$—	$288,805

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$10,776	$23,345	$2,674	$(26,019)	$10,776

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	687	57,929	1,972	—	60,588
(Recovery of) provision for doubtful accounts	—	(225)	83	—	(142)
Stock-based compensation expense	—	2,609	80	—	2,689
Loss from disposition of fixed assets	—	505	—	—	505
Deferred income taxes	(1,831)	(9,373)	245	—	(10,959)
Equity in income of joint venture	—	—	(2,758)	—	(2,758)
Net changes in working capital and other	(21,596)	85,133	3,097	26,019	92,653

Net cash (used for) provided by operating activities	(11,964)	159,923	5,393	—	153,352

Cash flows from investing activities
Additions to property, plant and equipment	—	(50,207)	(156)	—	(50,363)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,251	—	—	3,251
Settlements of derivative instruments	—	155	—	—	155

Net cash used for investing activities	—	(53,098)	(156)	—	(53,254)

Cash flows from financing activities
Intercompany financing	106,767	(106,788)	21	—	—
Proceeds from exercise of stock options	42	—	—	—	42
Dividends paid	(6,922)	—	—	—	(6,922)
Utilization of restricted cash	21,979	—	—	—	21,979
Capitalized debt issuance costs	(1,429)	—	—	—	(1,429)

Net cash provided by (used for) financing activities	120,437	(106,788)	21	—	13,670
Net increase in cash and cash equivalents	108,473	37	5,258	—	113,768
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$196,841	$106	$7,060	$—	$204,007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in 2006 and continuing through the second quarter of 2010, weakness in the construction markets contributed to lower demand for our vinyls products, and operating margins were depressed in our vinyls business. In addition, a precipitous decline in caustic prices driven by reduced industrial activity negatively impacted our Vinyls segment in 2009. Caustic prices stabilized in the fourth quarter of 2009 and showed sequential improvement in 2010 primarily attributable to an increase in industrial demand. Looking forward, North American PVC capacity is projected to increase over the next two years and, as a result, our vinyls operating rates and margins may continue to be negatively impacted.

In 2008, olefins margins declined significantly due to a sharp drop in product demand that started in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss. Lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 contributed to the increased demand and margins in our Olefins segment in 2009. In addition, in 2009 and the first half of 2010, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers allowed a strong export market for North American producers. Balanced supply and demand for polyethylene in the U.S. during the first half of 2010 has resulted in increased sales volumes and positive operating margins and cash flow for our Olefins segment. Olefins industry forecasts show a significant increase in worldwide ethylene and ethylene derivative capacity over the next several years, with the largest increase expected to come from the Middle East and Asia. As a result, our olefins operating margins may be negatively impacted.

While the current economic environment has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We have also implemented cost reduction programs and are monitoring discretionary capital spending to preserve cash. The global economic downturn has been challenging on our business and depending on the performance of the economy in the second half of 2010 and beyond could have a negative affect on our financial condition, results of operations or cash flows.

Recent Developments

In July 2010, the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, completed the reoffering of $100.0 million of 6  1/ 2% tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”). This reoffering follows the August 2009 issuance of $5.0 million of floating rate tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act (the “Initial Series 2009A Revenue Bonds”), which were subsequently repurchased by us to be included as part of the $100.0 million bond reoffering. In connection with the reoffering of the bonds, we entered into a loan agreement with the Authority under which the proceeds from the bond reoffering were lent by the Authority to us. To evidence and secure our obligations under the loan agreement, we entered into a third supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $100.0 million aggregate principal amount of our 6  1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$408,059	$303,160	$822,431	$559,534
Ethylene, styrene and other	169,268	83,382	319,920	149,777

Total olefins	577,327	386,542	1,142,351	709,311
Vinyls
Fabricated finished products	102,873	86,385	187,453	148,813
VCM, PVC and other	138,189	101,938	266,919	204,992

Total vinyls	241,062	188,323	454,372	353,805

Total	$818,389	$574,865	$1,596,723	$1,063,116

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Income (loss) from operations
Olefins	$111,158	$44,289	$169,403	$60,363
Vinyls	(10,890)	(4,829)	(25,816)	(20,210)
Corporate and other	(731)	(3,285)	(9,621)	(4,881)

Total income from operations	99,537	36,175	133,966	35,272
Interest expense	(8,784)	(8,795)	(17,572)	(17,391)
Other (expense) income, net	(180)	1,303	914	3,780
Provision for income taxes	33,631	11,832	42,719	10,885

Net income	$56,942	$16,851	$74,589	$10,776

Diluted earnings per share	$0.86	$0.26	$1.13	$0.16

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Average Sales Price	Volume	Average Sales Price	Volume
Key product sales price and volume percentage change from prior year period
Olefins(1)	+51.2%	-1.7%	+54.1%	+7.0%
Vinyls(2)	+25.6%	+2.4%	+15.1%	+13.3%
Company average	+42.8%	-0.3%	+41.1%	+9.1%
(1) Includes: Ethylene and co-products, polyethylene, and styrene. (2) Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe, and other fabricated products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average industry prices (1)
Ethane (cents/lb)	18.4	14.5	21.6	13.2
Propane (cents/lb)	25.7	17.3	27.6	16.7
Ethylene (cents/lb) (2)	45.6	31.5	49.0	31.5
Polyethylene (cents/lb) (3)	89.0	68.0	87.7	66.5
Styrene (cents/lb) (4)	64.7	46.3	66.2	43.4
Caustic ($/short ton) (5)	356.7	368.3	315.0	595.0
Chlorine ($/short ton) (6)	310.0	204.2	310.8	189.6
PVC (cents/lb) (7)	67.3	48.5	66.8	47.1

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended June 30, 2010, net income was $56.9 million, or $0.86 per diluted share, on net sales of $818.4 million. This represents an increase in net income of $40.0 million, or $0.60 per diluted share, from the quarter ended June 30, 2009 net income of $16.9 million, or $0.26 per diluted share, on net sales of $574.9 million. Sales for the second quarter of 2010 increased $243.5 million compared to the second quarter of 2009 driven primarily by higher sales prices for most of our major products. Income from operations was $99.5 million for the second quarter of 2010 as compared to $36.2 million for the second quarter of 2009. Income from operations benefited from improved Olefins integrated product margins resulting from significant increases in product prices, which were only partially offset by increased feedstock costs, lower PVC resin and pipe margins and a loss from trading activity. Trading activity resulted in a loss of $2.6 million in the second quarter of 2010 compared to a loss of $0.1 million in the second quarter of 2009.

For the six months ended June 30, 2010, net income was $74.6 million, or $1.13 per diluted share, on net sales of $1,596.7 million. This represents an increase in net income of $63.8 million, or $0.97 per diluted share, from the six months ended June 30, 2009 net income of $10.8 million, or $0.16 per diluted share, on net sales of $1,063.1 million. Sales for the six months ended June 30, 2010 increased $533.6 million compared to the prior year period mainly due to higher sales prices and sales volumes for most of our major products. Income from operations was $134.0 million for the six months ended June 30, 2010 as compared to $35.3 million for the six months ended June 30, 2009. The increase in income from operations was primarily attributable to improved production rates for most of our major products and higher Olefins integrated product margins as compared to the prior year period. This increase was partially offset by lower caustic margins resulting from a 47.1% decrease in industry caustic prices compared to the first six months of 2009 and the unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures in the first quarter of 2010. In addition, trading activity for the six months ended June 30, 2010 resulted in a loss of $2.2 million compared to a gain of $3.9 million for the six months ended June 30, 2009. Income from operations for the six months ended June 30, 2009 was negatively impacted by an unscheduled outage at our Calvert City facility and a turnaround at one of our ethylene units in Lake Charles.

RESULTS OF OPERATIONS

Second Quarter 2010 Compared with Second Quarter 2009

Net Sales. Net sales increased by $243.5 million, or 42.4%, to $818.4 million in the second quarter of 2010 from $574.9 million in the second quarter of 2009. This increase was primarily due to higher sales prices for all major products except caustic. Average sales prices for the second quarter of 2010 increased by 42.8% as compared to the second quarter of 2009, while overall sales volume for the second quarter of 2010 remained relatively flat when compared with the second quarter of 2009.

Gross Margin. Gross margin percentage of 15.4% for the second quarter of 2010 improved from the 9.7% gross margin percentage for the second quarter of 2009. The increase was mainly driven by improved Olefins integrated product margins attributable to sales prices that outpaced the increase in raw material costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 26.9% for ethane and 48.6% for propane as compared to the second quarter of 2009. Sales prices increased an average of 42.8% for the second quarter of 2010 as compared to the second quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2010 increased by $7.0 million as compared to the second quarter of 2009. The increase was primarily attributable to higher legal and professional fees and an increase in payroll and related labor costs.

Interest Expense. Interest expense remained flat at $8.8 million in the second quarter of 2010 when compared to the prior year period primarily as a result of higher average debt outstanding, largely offset by lower interest rates in the second quarter of 2010.

Other (Expense) Income, Net. Other (expense) income, net resulted in net expense of $0.2 million in the second quarter of 2010 compared to net income of $1.3 million in the second quarter of 2009.

Income Taxes. The effective income tax rate was 37.1% for the second quarter of 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 41.3% for the second quarter of 2009. The effective 2009 period tax rate was above the statutory rate of 35.0% primarily due to the decrease in the domestic manufacturing deduction caused by carrying back the year-to-date taxable loss and state tax credits, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $190.8 million, or 49.4%, to $577.3 million in the second quarter of 2010 from $386.5 million in the second quarter of 2009. This increase was primarily due to an increase in sales prices for all major olefins products as compared to the second quarter of 2009. Average sales prices for the Olefins segment increased by 51.2% in the second quarter of 2010 as compared to the second quarter of 2009. Average sales volumes decreased by 1.7% in the second quarter of 2010 as compared to the second quarter of 2009.

Income from Operations. Income from operations increased by $66.9 million to $111.2 million in the second quarter of 2010 from $44.3 million in the second quarter of 2009. This increase was mainly attributable to improved Olefins integrated product margins, which were partially offset by a loss from trading activity. Olefins integrated product margins benefited from a significant increase in product prices, which outpaced the increase in feedstock costs. Trading activity resulted in a loss of $2.6 million in the second quarter of 2010 as compared to a loss of $0.1 million in the second quarter of 2009.

Vinyls Segment

Net Sales. Net sales increased by $52.8 million, or 28.0%, to $241.1 million in the second quarter of 2010 from $188.3 million in the second quarter of 2009. This increase was primarily driven by higher sales prices for all major vinyls products, except caustic. Average sales prices for the Vinyls segment increased by 25.6% in the second quarter of 2010 as compared to the second quarter of 2009, while average sales volumes increased by 2.4%.

Loss from Operations. The Vinyls segment incurred a loss from operations of $10.9 million in the second quarter of 2010 as compared to a loss from operations of $4.8 million in the second quarter of 2009, a negative change of $6.1 million. This decrease was primarily due to lower PVC resin and pipe margins, which were negatively impacted by higher feedstock costs. These factors were only partially offset by higher caustic volumes and increased sales prices. In addition, continued weakness in the construction markets has prevented us from raising downstream fabricated products prices to sufficiently offset cost increases.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Net Sales. Net sales increased by $533.6 million, or 50.2%, to $1,596.7 million for the first six months of 2010 from $1,063.1 million for the first six months of 2009. This increase was primarily due to higher sales prices for all major products except caustic, and higher sales volume for all major products except styrene. Average sales prices for the first six months of 2010 increased by 41.1% as compared to the first six months of 2009. Overall sales volume increased by 9.1% as compared to the first six months of 2009, mainly driven by increased industrial demand for caustic, as well as an increased demand for polyethylene, PVC resin and our downstream fabricated products.

Gross Margin. Gross margin percentage of 11.5% for the six months ended June 30, 2010 increased from the 7.1% gross margin percentage for the six months ended June 30, 2009. The improvement was primarily due to increased product sales prices and volumes and higher production rates for most of our major products, partially offset by higher feedstock and energy costs. In addition, the gross margin for the six months ended June 30, 2010 was negatively impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred due to the Lake Charles outage in the first quarter of 2010 and the loss from trading activity. Trading results declined by $6.1 million to a loss of $2.2 million for the six months ended June 30, 2010 as compared to a gain of $3.9 million for the six months ended June 30, 2009. The 2009 gross margin was negatively impacted by the ice storm in Calvert City and the turnaround of one of our ethylene units in Lake Charles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2010 increased by $9.2 million as compared to the six months ended June 30, 2009. The increase was mainly attributable to higher legal and professional fees, an increase in payroll and related labor costs and an increase in selling expenses consistent with the increase in sales.

Interest Expense. Interest expense increased marginally by $0.2 million to $17.6 million in the first six months of 2010 as compared to the first six months of 2009, primarily due to higher average debt outstanding, partially offset by lower interest rates during the six months ended June 30, 2010.

Other Income, Net. Other income, net decreased to $0.9 million in the first six months of 2010 from $3.8 million in the first six months of 2009 mainly due to lower equity in income from joint venture.

Income Taxes. The effective income tax rate was 36.4% for the six months ended June 30, 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 50.3% for the six months ended June 30, 2009. The effective 2009 period tax rate was above the statutory rate of 35.0% primarily due to the decrease in the domestic manufacturing deduction caused by carrying back the year-to-date taxable loss and an increase in state income taxes.

Olefins Segment

Net Sales. Net sales increased by $433.1 million, or 61.1%, to $1,142.4 million for the six months ended June 30, 2010 from $709.3 million for the six months ended June 30, 2009. This increase was primarily due to an increase in sales prices for all major olefins products and an increase in sales volume for all major olefins products, except styrene. Average sales prices for the Olefins segment increased by 54.1% in the first six months of 2010 as compared to the first six months of 2009, while average sales volumes increased by 7.0%.

Income from Operations. Income from operations increased by $109.0 million to $169.4 million in the first six months of 2010 from $60.4 million in the first six months of 2009. This increase was mainly attributable to improved Olefins integrated product margins, higher operating rates and increased polyethylene sales volume. The increase was partially offset by the unscheduled outage at one of our ethylene units in Lake Charles during the first quarter of 2010. In addition, trading activity resulted in a loss of $2.2 million for the six months ended June 30, 2010 as compared to a gain of $3.9 million for the prior year period. The first six months of 2009 were negatively impacted by the turnaround at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $100.6 million, or 28.4%, to $454.4 million for the six months ended June 30, 2010 from $353.8 million for the six months ended June 30, 2009. This increase was primarily attributable to higher sales prices for all major vinyls products, except caustic, and an increase in sales volume for all major vinyls products. Average sales prices for the Vinyls segment increased by 15.1% in the first six months of 2010 as compared to the first six months of 2009, while average sales volumes increased by 13.3%.

Loss from Operations. The Vinyls segment incurred a loss from operations of $25.8 million for the six months ended June 30, 2010 as compared to a loss from operations of $20.2 million for the six months ended June 30, 2009, a negative change of $5.6 million. Operating results were negatively impacted by lower margins for caustic, resulting primarily from a 47.1% decrease in industry caustic prices and higher feedstock prices as compared to the prior year period.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Cash Flows

Operating Activities

Operating activities provided cash of $55.6 million in the first six months of 2010 compared to cash provided of $153.4 million in the first six months of 2009. The $97.8 million decrease in cash flows from operating activities was primarily due to a decrease in cash provided from working capital, partially offset by an increase in income from operations in the first six months of 2010 compared to the prior year period. Income from operations increased by $98.7 million in the first six months of 2010 as compared to the first six months of 2009 primarily as a result of improved production rates for most of our major products and higher Olefins integrated product margins. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $91.0 million in the first six months of 2010, compared to $113.1 million of cash provided in the first six months of 2009, an unfavorable change of $204.1 million. This change was largely due to an increase in accounts receivable and inventory primarily attributable to the increase in average product prices, sales volume and feedstock costs as compared to the prior year period.

Investing Activities

Net cash used for investing activities during the first six months of 2010 was $22.4 million as compared to net cash used for investing activities of $53.3 million in the first six months of 2009. Capital expenditures were $31.1 million in the first six months of 2010 compared to $50.4 million in the first six months of 2009. The decrease in capital expenditures in the 2010 period was largely attributable to expenditures related to capital projects performed during the turnaround at one of our ethylene facilities in Lake Charles and the completion of our new PVC pipe facility and PVC resin plant expansion in Yucca, Arizona and Calvert City, Kentucky, respectively, during the first six months of 2009. The remaining capital expenditures in the first six months of 2010 and 2009 primarily related to maintenance, safety and environmental projects. Other investing activities for the first six months of 2010 included proceeds of $8.1 million for the settlement of derivative instruments. In addition, we purchased a PVC pipe plant in Janesville, Wisconsin for $6.3 million during the first quarter of 2009.

Financing Activities

Net cash provided by financing activities during the first six months of 2010 was $10.0 million as compared to net cash provided of $13.7 million in the first six months of 2009. The 2010 activity was primarily related to a $17.0 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the $7.6 million payment of cash dividends. The 2009 activity was primarily related to a $22.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends as well as debt issuance costs associated with the issuance of the Initial Series 2009A Revenue Bonds and the amendment of our revolving credit facility.

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

In August 2008, we announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is estimated to cost between $250 million and $300 million and would be partially funded with funds drawn from the net proceeds of the reoffering of the 6  1/2% revenue bonds of the Authority due 2029 and the issuance of the Initial Series 2009A Revenue Bonds and the 6  3/4% revenue bonds of the Authority due 2032, in July 2010, August 2009 and December 2007, respectively, for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future. At present, we are evaluating a start date for construction of this plant in light of the current economic and business conditions, and we are unable to predict when the plant may be completed.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended June 30, 2010, the fixed charge coverage ratio under our revolving credit facility was 3.0:1. The indenture governing our 6   5/8% senior notes due 2016, our 6  3/4% senior notes due 2032 and our 6  1/2% senior notes due 2029, issued in July 2010 (collectively, the “Senior Notes”), requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended June 30, 2010, this fixed charge coverage ratio was 9.5:1. For further discussion on the issuance of our 6  1/2% senior notes due 2029, see “Debt” below.

We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the economic environment, our management believes that our revolving credit facility should be available up to our borrowing base, if needed.

Cash and Restricted Cash

Total cash balances were $373.1 million at June 30, 2010, which included cash and cash equivalents of $288.8 million and restricted cash of $84.3 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

The net proceeds of $93.9 million from the July 2010 reoffering of 6  1/2% revenue bonds of the Authority due 2029, for our behalf, are also held by the bond trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

Debt

In July 2010, the Authority completed the reoffering of $100.0 million of 6  1/2% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. This reoffering follows the issuance of the Initial Series 2009A Revenue Bonds in August 2009, which were subsequently repurchased by us to be included as part of the $100.0 million bond reoffering. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the reoffering of the bonds, we entered into a loan agreement, dated as of July 2, 2010 (the “Loan Agreement”), with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond reoffering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the Loan Agreement, on July 2, 2010, we entered into a third supplemental indenture, dated as of July 2, 2010, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $100.0 million aggregate principal amount of our 6  1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the Loan Agreement. The 6  1/2% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the 6  1/2% senior notes. The net proceeds from this reoffering, plus interest income remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

As of June 30, 2010, our long-term debt, including current maturities, totaled $515.4 million, consisting of $250.0 million principal amount of 6   5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $250.0 million of 6  3/4% senior notes due 2032, a $5.0 million loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds (supported by a $5.1 million letter of credit) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  3/4% senior notes evidence and secure our obligations to the Authority under a loan agreement relating to the issuance of $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds. As of June 30, 2010, debt outstanding under the Initial Series 2009A Revenue Bonds and the tax-exempt waste disposal revenue bonds bore interest at variable rates. As of June 30, 2010, we were in compliance with all of the covenants with respect to our 6   5/8% senior notes due 2016, our 6  3/4% senior notes due 2032, our loan related to the proceeds from the sale of the Initial Series 2009A Revenue Bonds, our waste disposal revenue bonds and our revolving credit facility.

In August 2009, the Authority issued $5.0 million of the Initial Series 2009A Revenue Bonds. The bond proceeds, net of expenses, from this issuance were lent by the Authority to us under a loan agreement pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds were subsequently repurchased by us in July 2010 to be included as part of the $100.0 million bond reoffering completed in July 2010. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds were backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds bore interest at a floating rate which was set weekly via a remarketing arrangement and was 0.30% and 0.32% at June 30, 2010 and December 31, 2009, respectively. We have not drawn any bond proceeds as of June 30, 2010. The net proceeds from the issuance of the Initial Series 2009A Revenue Bonds, plus interest income, remained with the trustee, and were classified on our consolidated balance sheet as a non-current asset, restricted cash.

We have a $400 million senior secured revolving credit facility. On February 5, 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At June 30, 2010, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2010, we had outstanding letters of credit totaling $21.6 million and borrowing availability of $378.4 million under the revolving credit facility.

In December 2007, the Authority issued $250.0 million of 6  3/4% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $250.0 million aggregate principal amount of our 6  3/4% senior notes due 2032 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 6  3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the Senior Notes. As of June 30, 2010, we had drawn $172.2 million of bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we either request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0575 per share). The Senior Notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended June 30, 2010, the fixed charge coverage ratio under the Senior Notes indenture was 9.5:1. The amount allowed under this restriction was $492.1 million at June 30, 2010.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended June 30, 2010, the fixed charge coverage ratio under the revolving credit facility was 3.0:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2010 and December 31, 2009 was 0.35% and 0.37%, respectively.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2010, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.9 million and a hypothetical $0.10 increase in the price per MMBTU of natural gas would have decreased our income before taxes by $0.1 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2010, we had variable rate debt of $15.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2010) and our loans relating to the Initial Series 2009A Revenue Bonds and to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $15.9 million as of June 30, 2010 was 0.33%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.2 million. Also, at June 30, 2010, we had $500.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $5.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), filed on February 24, 2010, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City, Kentucky. See Note 14 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2009 Form 10-K.

Item 6.	Exhibits

Exhibit No.

4.1	Third Supplemental Indenture (including a form of 6 1/2% senior note due 2029), dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.2 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010).

10.1	Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Authority (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 4, 2010	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)