Form 10-Q
period 2010-09-30
WESTLAKE CHEMICAL CORP
filed 2010-11-03
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 28, 2010 was 66,186,553.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$428,333	$245,592
Accounts receivable, net	362,438	339,796
Inventories, net	355,803	369,417
Prepaid expenses and other current assets	16,334	7,074
Deferred income taxes	18,042	26,499

Total current assets	1,180,950	988,378
Property, plant and equipment, net	1,165,410	1,194,311
Equity investment	33,883	33,925
Restricted cash	172,734	101,149
Other assets, net	114,958	128,593

Total assets	$2,667,935	$2,446,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,908	$179,130
Accrued liabilities	124,796	107,436

Total current liabilities	273,704	286,566
Long-term debt	610,461	515,400
Deferred income taxes	315,066	309,618
Other liabilities	49,121	49,790

Total liabilities	1,248,352	1,161,374
Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,181,509 and 65,979,951 shares issued and outstanding in 2010 and 2009, respectively	662	660
Additional paid-in capital	448,550	442,469
Retained earnings	978,871	853,358
Accumulated other comprehensive income
Benefits liability, net of tax	(13,042)	(15,856)
Cumulative translation adjustment	4,542	4,351

Total stockholders’ equity	1,419,583	1,284,982

Total liabilities and stockholders’ equity	$2,667,935	$2,446,356

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands of dollars, except per share data and share amounts)
Net sales	$779,677	$632,571	$2,376,400	$1,695,687
Cost of sales	644,822	560,033	2,057,841	1,547,423

Gross profit	134,855	72,538	318,559	148,264
Selling, general and administrative expenses	27,509	23,515	77,247	63,969

Income from operations	107,346	49,023	241,312	84,295
Other income (expense)
Interest expense	(11,002)	(8,772)	(28,574)	(26,163)
Other income, net	622	1,456	1,536	5,236

Income before income taxes	96,966	41,707	214,274	63,368
Provision for income taxes	34,235	11,941	76,954	22,826

Net income	$62,731	$29,766	$137,320	$40,542

Earnings per share:
Basic	$0.95	$0.45	$2.08	$0.62
Diluted	$0.95	$0.45	$2.07	$0.61

Weighted average shares outstanding:
Basic	66,154,545	65,953,303	66,111,860	65,892,470
Diluted	66,351,359	66,096,998	66,270,098	65,960,172

Dividends per common share	$0.0635	$0.0575	$0.1785	$0.1625

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands of dollars)
Cash flows from operating activities
Net income	$137,320	$40,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,322	91,310
Provision for doubtful accounts	651	505
Amortization of debt issue costs	1,748	1,068
Stock-based compensation expense	4,566	4,150
Loss from disposition of fixed assets	612	5,568
Gain on involuntary conversion of assets	—	(455)
Deferred income taxes	13,292	27,786
Equity in loss (income) of joint venture	42	(3,453)
Changes in operating assets and liabilities
Accounts receivable	(30,595)	3,522
Inventories	13,614	15,938
Prepaid expenses and other current assets	(7,902)	(3,080)
Accounts payable	(30,222)	49,997
Accrued liabilities	17,360	2,457
Other, net	(1,827)	(22,399)

Net cash provided by operating activities	214,981	213,456

Cash flows from investing activities
Additions to property, plant and equipment	(51,237)	(65,031)
Acquisition of business	—	(6,297)
Proceeds from disposition of assets	849	3,255
Proceeds from involuntary conversion of assets	—	484
Proceeds from repayment of loan to affiliate	333	—
Settlements of derivative instruments	7,136	1,157

Net cash used for investing activities	(42,919)	(66,432)

Cash flows from financing activities
Proceeds from exercise of stock options	1,280	772
Dividends paid	(11,807)	(10,716)
Utilization of restricted cash	22,625	27,650
Capitalized debt issuance costs	(1,419)	(2,096)

Net cash provided by financing activities	10,679	15,610

Net increase in cash and cash equivalents	182,741	162,634
Cash and cash equivalents at beginning of period	245,592	90,239

Cash and cash equivalents at end of period	$428,333	$252,873

Supplemental cash flow information
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$93,943	$4,900

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009 and the changes in its cash position for the nine months ended September 30, 2010 and 2009.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Levels 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the new guidance as of January 1, 2010, and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company will adopt the new guidance pertaining to the gross presentation of the Level 3 reconciliation for the quarter ending March 31, 2011, but it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
Trade customers	$357,025	$307,298
Affiliates	1,411	1,408
Allowance for doubtful accounts	(9,644)	(9,167)

	348,792	299,539
Federal and state taxes	4,447	20,098
Other	9,199	20,159

Accounts receivable, net	$362,438	$339,796

3. Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished products	$168,574	$198,091
Feedstock, additives and chemicals	147,269	133,547
Materials and supplies	47,443	45,023

	363,286	376,661
Allowance for inventory obsolescence	(7,483)	(7,244)

Inventories, net	$355,803	$369,417

4. Property, Plant and Equipment

        As of September 30, 2010, the Company had property, plant and equipment totaling $1,165,410. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Due to the negative impact of the economic downturn and continuing weakness in the construction markets on the demand for the Company’s downstream fabricated products, the Company assessed certain of its fabricated products assets for potential impairment in December 2009. At that time, the Company’s analysis concluded that these assets were not impaired. As the Company determined there had been no significant changes to the conditions or assumptions used in the December 2009 impairment analysis, the Company did not perform an impairment analysis in September 2010.

Depreciation expense on property, plant and equipment of $26,433 and $25,325 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, and of $78,989 and $74,200 is included for the nine months ended September 30, 2010 and 2009, respectively.

5. Other Assets

Amortization expense on other assets of $6,728 and $6,466 is included in the consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, and of $19,081 and $18,178 is included for the nine months ended September 30, 2010 and 2009, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
6 5/8% senior notes due 2016	$249,572	$249,511
6 1/2% senior notes due 2029	100,000	—
6 3/4% senior notes due 2032	250,000	250,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	—	5,000

Long-term debt	$610,461	$515,400

In July 2010, the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, completed the reoffering of $100,000 of 6  1/2% tax-exempt revenue bonds due August 1, 2029 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”). This reoffering follows the August 2009 issuance of $5,000 of floating rate tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act, which were subsequently repurchased by the Company to be included as part of the $100,000 bond reoffering. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the reoffering of the bonds, the Company entered into a loan agreement, dated as of July 2, 2010 (the “Loan Agreement”), with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond reoffering were lent by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the Loan Agreement, on July 2, 2010, the Company entered into a third supplemental indenture, dated as of July 2, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among the Company, the potential subsidiary guarantors party thereto and the trustee, and issued $100,000 aggregate principal amount of the Company’s 6  1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the Loan Agreement. The 6  1/2% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness of the Company. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 are guarantors of the 6  1/2% senior notes.

The Company has a $400,000 senior secured revolving credit facility. As of September 30, 2010, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of September 30, 2010, the Company had outstanding letters of credit totaling $17,012 and borrowing availability of $355,961 under the revolving credit facility.

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,587 and $1,461 for the three months ended September 30, 2010 and 2009, respectively, and $4,566 and $4,150 for the nine months ended September 30, 2010 and 2009, respectively.

Option activity and changes during the nine months ended September 30, 2010 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,361,887	$21.29
Granted	229,591	20.65
Exercised	(77,973)	16.65
Cancelled	(67,475)	23.06

Outstanding at September 30, 2010	1,446,030	$21.36	7.3	$13,198

Exercisable at September 30, 2010	568,444	$21.19	6.4	$5,355

For options outstanding at September 30, 2010, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	746,147	7.4
$20.53 - $27.24	326,535	8.4
$30.07 - $36.10	373,348	6.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $355 and $425 for the three months ended September 30, 2010 and 2009, respectively, and $758 and $431 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, $4,508 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years. Income tax benefit realized from the exercise of stock options was $44 and $149 for the three months ended September 30, 2010 and 2009, respectively, and $135 and $151 for the nine months ended September 30, 2010 and 2009, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended September 30, 2009 and nine months ended September 30, 2010 and 2009. There were no options granted during the three months ended September 30, 2010. Volatility was calculated using historical trends of the Company’s common stock price.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Stock Option Grants
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average fair value	$—	$10.47	$8.19	$5.67
Risk-free interest rate	—	3.1%	2.9%	2.8%
Expected life in years	—	6-7	6	6-7
Expected volatility	—	43.0%	41.8%	42.5%
Expected dividend yield	—	1.0%	1.1%	1.5%

Non-vested restricted stock awards as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	616,716	$21.11
Granted	161,462	21.04
Vested	(63,973)	30.82
Forfeited	(37,877)	20.17

Non-vested at September 30, 2010	676,328	$20.23

As of September 30, 2010, there was $6,320 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares of restricted stock that vested during the three months ended September 30, 2010 and 2009 was $168 and $121, respectively, and the total fair value of shares of restricted stock that vested during the nine months ended September 30, 2010 and 2009 was $1,354 and $204, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in the three and nine months ended September 30, 2010 and 2009 were included in earnings.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The following table summarizes the classification of risk management assets and liabilities by fair value measurement level:

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$4,712	$445	$5,157	$8,696	$7,543	$16,239
Risk management liabilities	$2,702	$806	$3,508	$4,243	$5,247	$9,490

There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2010.

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
Commodity contracts	Accounts receivable, net	$5,157	$16,239	Accrued liabilities	$3,508	$9,490

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2010	2009	2010	2009
		Gain	Loss	Loss	Gain
Commodity contracts	Cost of sales	$531	$(942)	$(1,622)	$2,942

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value of Financial Instruments

The carrying and fair values of the Company’s derivative commodity instruments and financial instruments are summarized below:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas forward contracts	$3,094	$3,094	$9,039	$9,039
Crude oil forward contracts	(1,084)	(1,084)	(4,586)	(4,586)
Other forward contracts	$(361)	$(361)	$2,296	$2,296

Financial Instruments:
6 5/8% senior notes due 2016	$249,572	$257,500	$249,511	$248,750
6 1/2% senior notes due 2029	100,000	105,000	—	—
6 3/4% senior notes due 2032	250,000	264,250	250,000	254,790
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	$—	$—	$5,000	$5,000

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments.

10. Income Taxes

The effective income tax rate was 35.9% for the nine months ended September 30, 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 36.0% for the nine months ended September 30, 2009. The effective 2009 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

There was a $1,389 reduction in the total gross unrecognized tax benefits for the nine months ended September 30, 2010 related to the settlement of a tax issue with the tax authorities. Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2010, the Company had $178 of accrued interest and penalties related to uncertain tax positions.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares—basic	66,154,545	65,953,303	66,111,860	65,892,470
Plus incremental shares from:
Assumed exercise of options	196,814	143,695	158,238	67,702

Weighted average common shares—diluted	66,351,359	66,096,998	66,270,098	65,960,172

Excluded from the computation of diluted earnings per share are options to purchase 698,340 and 525,198 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 699,710 and 540,030 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

12. Comprehensive Income Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$62,731	$29,766	$137,320	$40,542
Other comprehensive income:
Amortization of benefits liability, net of tax	332	334	2,814	1,017
Change in cumulative foreign currency translation adjustment	371	1,318	191	2,538

Comprehensive income	$63,434	$31,418	$140,325	$44,097

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$263	$199	$13	$20	$788	$644	$38	$61
Interest cost	690	614	225	280	2,069	1,850	674	841
Expected return on plan assets	(484)	(394)	—	—	(1,452)	(1,258)	—	—
Amortization of transition obligation	—	—	29	29	—	—	85	85
Amortization of prior service cost	74	62	53	53	223	203	159	159
Amortization of net loss	383	343	7	26	1,150	1,038	21	78

Net periodic benefit cost	$926	$824	$327	$408	$2,778	$2,477	$977	$1,224

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The Company contributed $811 and $918 to the Salaried pension plan in the first nine months of 2010 and 2009, respectively, and contributed $705 and $60 to the Wage pension plan in the first nine months of 2010 and 2009, respectively. The Company expects to make additional contributions of $354 to the Salaried pension plan and $675 to the Wage pension plan during the fiscal year ending December 31, 2010.

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

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $2,718 in 2009. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding to readjust the percentage allocation of costs. At this time, the Company is not able to estimate the loss, if any, that the arbitration proceeding could have on the Company’s financial condition, results of operations or cash flows in 2010 and later years.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) required it to submit an application for its own permit under RCRA. This could have required the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. The Company challenged the Cabinet’s January 2004 order and obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit. Goodrich and the Company both challenged the Cabinet’s October 2006 order. On December 18, 2009, the Cabinet notified the Company that it had withdrawn the requirement for the Company to submit a permit application with regard to Pond 4. On August 12, 2010, an agreed order, signed by all parties, dismissed the Company’s challenge to the Pond 4 order.

        Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. On June 26, 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which the Company could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26, 2009 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties have begun to conduct the RIFS.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet or the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss, if any, that the resolution of these proceedings could have on the Company’s financial condition, results of operations or cash flows in 2010 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. On September 17, 2010, after lengthy negotiations, a Consent Decree signed by the parties was lodged with the Federal District Court of the Western District of Kentucky, which settled claims arising out of the audits. Pursuant to the terms of the settlement, the Company will pay a penalty totaling $800 and has agreed to modify its operations to reduce certain emissions and conduct enhanced monitoring. The Company will also perform an investigation of certain sumps and containment areas at its PVC plant to determine if releases from those facilities have occurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales to external customers
Olefins
Polyethylene	$422,036	$314,752	$1,244,467	$874,286
Ethylene, styrene and other	133,121	126,221	453,041	275,998

Total olefins	555,157	440,973	1,697,508	1,150,284
Vinyls
Fabricated finished products	90,109	96,533	277,562	245,346
VCM, PVC and other	134,411	95,065	401,330	300,057

Total vinyls	224,520	191,598	678,892	545,403

	$779,677	$632,571	$2,376,400	$1,695,687

Intersegment sales
Olefins	$85,670	$69,976	$205,846	$162,929
Vinyls	248	156	770	1,020

	$85,918	$70,132	$206,616	$163,949

Income (loss) from operations
Olefins	$136,103	$61,650	$305,506	$122,013
Vinyls	(24,233)	(8,079)	(50,049)	(28,289)
Corporate and other	(4,524)	(4,548)	(14,145)	(9,429)

	$107,346	$49,023	$241,312	$84,295

Depreciation and amortization
Olefins	$21,662	$21,014	$64,363	$61,630
Vinyls	10,395	10,265	31,522	29,424
Corporate and other	144	130	437	256

	$32,201	$31,409	$96,322	$91,310

Other income (expense), net
Olefins	$33	$252	$107	$415
Vinyls	329	(87)	304	(56)
Corporate and other	260	1,291	1,125	4,877

	$622	$1,456	$1,536	$5,236

Provision for (benefit from) income taxes
Olefins	$44,423	$23,849	$96,112	$32,377
Vinyls	(9,579)	(10,337)	(17,600)	(4,733)
Corporate and other	(609)	(1,571)	(1,558)	(4,818)

	$34,235	$11,941	$76,954	$22,826

Capital expenditures
Olefins	$8,617	$4,409	$23,572	$29,597
Vinyls	11,238	9,714	26,744	34,321
Corporate and other	296	545	921	1,113

	$20,151	$14,668	$51,237	$65,031

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

A reconciliation of total segment income (loss) from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from operations	$107,346	$49,023	$241,312	$84,295
Interest expense	(11,002)	(8,772)	(28,574)	(26,163)
Other income, net	622	1,456	1,536	5,236

Income before income taxes	$96,966	$41,707	$214,274	$63,368

			September 30, 2010	December 31, 2009
Total assets
Olefins			$1,277,924	$1,345,545
Vinyls			740,194	686,831
Corporate and other			649,817	413,980

			$2,667,935	$2,446,356

16. Subsequent Events

Subsequent events were evaluated through the date on which the financial statements were issued.

17. Guarantor Disclosures

The Company’s payment obligations under the Company’s 6  5/8% senior notes due 2016 is fully and unconditionally guaranteed by each of its current and future domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the senior notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the senior notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$412,171	$59	$16,103	$—	$428,333
Accounts receivable, net	—	479,605	3,732	(120,899)	362,438
Inventories, net	—	343,442	12,361	—	355,803
Prepaid expenses and other current assets	2,096	12,831	1,407	—	16,334
Deferred income taxes	14,236	17,551	133	(13,878)	18,042

Total current assets	428,503	853,488	33,736	(134,777)	1,180,950
Property, plant and equipment, net	—	1,153,891	11,519	—	1,165,410
Equity investments	1,468,900	23,250	33,883	(1,492,150)	33,883
Restricted cash	172,734	—	—	—	172,734
Other assets, net	45,151	101,594	4,247	(36,034)	114,958

Total assets	$2,115,288	$2,132,223	$83,385	$(1,662,961)	$2,667,935

Current liabilities
Accounts payable	$80,313	$146,548	$2,360	$(80,313)	$148,908
Accrued liabilities	15,767	172,194	926	(64,091)	124,796

Total current liabilities	96,080	318,742	3,286	(144,404)	273,704
Long-term debt	599,572	10,889	13,009	(13,009)	610,461
Deferred income taxes	—	327,983	961	(13,878)	315,066
Other liabilities	53	49,068	—	—	49,121
Stockholders’ equity	1,419,583	1,425,541	66,129	(1,491,670)	1,419,583

Total liabilities and stockholders’ equity	$2,115,288	$2,132,223	$83,385	$(1,662,961)	$2,667,935

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$768,162	$12,091	$(576)	$779,677
Cost of sales	—	634,624	10,774	(576)	644,822

Gross profit	—	133,538	1,317	—	134,855
Selling, general and administrative expenses	1,127	25,228	1,154	—	27,509

(Loss) income from operations	(1,127)	108,310	163	—	107,346
Interest expense	(7,254)	(3,647)	(101)	—	(11,002)
Other income, net	68,221	292	125	(68,016)	622

Income before income taxes	59,840	104,955	187	(68,016)	96,966
(Benefit from) provision for income taxes	(2,891)	37,035	91	—	34,235

Net income	$62,731	$67,920	$96	$(68,016)	$62,731

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$620,718	$12,911	$(1,058)	$632,571
Cost of sales	—	550,281	10,810	(1,058)	560,033

Gross profit	—	70,437	2,101	—	72,538
Selling, general and administrative expenses	1,064	22,215	236	—	23,515

(Loss) income from operations	(1,064)	48,222	1,865	—	49,023
Interest expense	(5,519)	(3,253)	—	—	(8,772)
Other income, net	25,572	338	776	(25,230)	1,456

Income before income taxes	18,989	45,307	2,641	(25,230)	41,707
(Benefit from) provision for income taxes	(10,777)	22,200	518	—	11,941

Net income	$29,766	$23,107	$2,123	$(25,230)	$29,766

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,343,974	$34,610	$(2,184)	$2,376,400
Cost of sales	—	2,030,324	29,701	(2,184)	2,057,841

Gross profit	—	313,650	4,909	—	318,559
Selling, general and administrative expenses	3,218	70,547	3,482	—	77,247

(Loss) income from operations	(3,218)	243,103	1,427	—	241,312
Interest expense	(17,727)	(10,545)	(302)	—	(28,574)
Other income, net	151,030	796	484	(150,774)	1,536

Income before income taxes	130,085	233,354	1,609	(150,774)	214,274
(Benefit from) provision for income taxes	(7,235)	83,762	427	—	76,954

Net income	$137,320	$149,592	$1,182	$(150,774)	$137,320

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,668,982	$28,827	$(2,122)	$1,695,687
Cost of sales	—	1,523,973	25,572	(2,122)	1,547,423

Gross profit	—	145,009	3,255	—	148,264
Selling, general and administrative expenses	3,109	59,086	1,774	—	63,969

(Loss) income from operations	(3,109)	85,923	1,481	—	84,295
Interest expense	(15,115)	(11,022)	(26)	—	(26,163)
Other income, net	51,924	865	3,694	(51,247)	5,236

Income before income taxes	33,700	75,766	5,149	(51,247)	63,368
(Benefit from) provision for income taxes	(6,842)	29,317	351	—	22,826

Net income	$40,542	$46,449	$4,798	$(51,247)	$40,542

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$137,320	$149,592	$1,182	$(150,774)	$137,320

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,748	93,498	2,824	—	98,070
Provision for doubtful accounts	—	607	44	—	651
Stock-based compensation expense	—	4,457	109	—	4,566
Loss from disposition of fixed assets	—	612	—	—	612
Deferred income taxes	(1,018)	14,027	283	—	13,292
Equity in loss of joint venture	—	—	42	—	42
Net changes in working capital and other	(151,648)	(38,104)	(594)	150,774	(39,572)

Net cash (used for) provided by operating activities	(13,598)	224,689	3,890	—	214,981

Cash flows from investing activities
Additions to property, plant and equipment	—	(50,233)	(1,004)	—	(51,237)
Proceeds from disposition of assets	—	849	—	—	849
Proceeds from repayment of loan to affiliate	—	—	333	—	333
Settlements of derivative instruments	—	7,136	—	—	7,136

Net cash used for investing activities	—	(42,248)	(671)	—	(42,919)

Cash flows from financing activities
Intercompany financing	182,288	(182,459)	171	—	—
Proceeds from exercise of stock options	1,280	—	—	—	1,280
Dividends paid	(11,807)	—	—	—	(11,807)
Utilization of restricted cash	22,625	—	—	—	22,625
Capitalized debt issuance costs	(1,419)	—	—	—	(1,419)

Net cash provided by (used for) financing activities	192,967	(182,459)	171	—	10,679
Net increase (decrease) in cash and cash equivalents	179,369	(18)	3,390	—	182,741
Cash and cash equivalents at beginning of period	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of period	$412,171	$59	$16,103	$—	$428,333

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$40,542	$46,449	$4,798	$(51,247)	$40,542

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,068	88,370	2,940	—	92,378
Provision for doubtful accounts	—	408	97	—	505
Stock-based compensation expense	—	4,029	121	—	4,150
Loss from disposition of fixed assets	—	5,568	—	—	5,568
Gain on involuntary conversion of assets	—	(455)	—	—	(455)
Deferred income taxes	(3,140)	28,925	2,001	—	27,786
Equity in income of joint venture	—	—	(3,453)	—	(3,453)
Net changes in working capital and other	(52,538)	46,158	1,568	51,247	46,435

Net cash (used for) provided by operating activities	(14,068)	219,452	8,072	—	213,456

Cash flows from investing activities
Additions to property, plant and equipment	—	(64,538)	(493)	—	(65,031)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,255	—	—	3,255
Proceeds from involuntary conversion of assets	—	484	—	—	484
Settlements of derivative instruments	—	1,157	—	—	1,157

Net cash used for investing activities	—	(65,939)	(493)	—	(66,432)

Cash flows from financing activities
Intercompany financing	153,448	(153,474)	26	—	—
Proceeds from exercise of stock options	772	—	—	—	772
Dividends paid	(10,716)	—	—	—	(10,716)
Utilization of restricted cash	27,650	—	—	—	27,650
Capitalized debt issuance costs	(2,096)	—	—	—	(2,096)

Net cash provided by (used for) financing activities	169,058	(153,474)	26	—	15,610
Net increase in cash and cash equivalents	154,990	39	7,605	—	162,634
Cash and cash equivalents at beginning of period	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of period	$243,358	$108	$9,407	$—	$252,873

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in the third quarter of 2006 and continuing through the third quarter of 2010, weakness in the construction markets and budgetary constraints in municipal spending contributed to lower demand for our vinyls products, and operating margins remain depressed in our vinyls business. In addition, increases in feedstock costs in 2010, combined with the industry’s inability to raise prices for PVC resin and other downstream fabricated products sufficiently in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010. Further, a precipitous decline in caustic prices driven by reduced industrial activity negatively impacted our Vinyls segment in 2009. Caustic prices stabilized in the fourth quarter of 2009 and showed sequential improvement in 2010 primarily attributable to an increase in industrial demand. Looking forward, our vinyls operating rates and margins may continue to be negatively impacted due to recent and projected North American PVC capacity additions over the next year.

In 2008, Olefins segment margins declined significantly due to a sharp drop in product demand that started in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss. Lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 contributed to the increased demand and margins in our Olefins segment in 2009. In addition, in 2009 and continuing through the third quarter of 2010, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers allowed a strong export market for North American producers. Increased global demand for polyethylene during the first nine months of 2010 has resulted in increased sales volumes and positive operating margins and cash flow for our Olefins segment. Industry forecasts show that significant increases in worldwide ethylene and ethylene derivative capacity primarily from the Middle East and Asia which began in 2008 will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

While the current economic environment has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The global economic downturn has been challenging to our business and, depending on the performance of the economy in the last quarter of 2010 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

Recent Developments

In October 2010, we entered into a 50/50 joint venture with Kinder Morgan Energy Partners L.P. to own a 104-mile natural gas liquids pipeline from Mont Belvieu, Texas to Lake Charles, Louisiana. The acquisition of the pipeline interest is expected to provide overall improvement in the reliability of essential feedstock supply to our Lake Charles, Louisiana site. The investment in the joint venture is not significant to our consolidated financial position and is not expected to have a material impact on our financial condition, results of operations or cash flows in 2010 and later years.

In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar, Louisiana. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. We expect the project will be partially funded with funds drawn from the net proceeds of the reoffering of the 6  1/2% revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, due 2029 in July 2010 and the issuance of the 6  3/4% revenue bonds of the Authority due 2032 in December 2007 for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$422,036	$314,752	$1,244,467	$874,286
Ethylene, styrene and other	133,121	126,221	453,041	275,998

Total olefins	555,157	440,973	1,697,508	1,150,284
Vinyls
Fabricated finished products	90,109	96,533	277,562	245,346
VCM, PVC and other	134,411	95,065	401,330	300,057

Total vinyls	224,520	191,598	678,892	545,403

Total	$779,677	$632,571	$2,376,400	$1,695,687

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Income (loss) from operations
Olefins	$136,103	$61,650	$305,506	$122,013
Vinyls	(24,233)	(8,079)	(50,049)	(28,289)
Corporate and other	(4,524)	(4,548)	(14,145)	(9,429)

Total income from operations	107,346	49,023	241,312	84,295
Interest expense	(11,002)	(8,772)	(28,574)	(26,163)
Other income, net	622	1,456	1,536	5,236
Provision for income taxes	34,235	11,941	76,954	22,826

Net income	$62,731	$29,766	$137,320	$40,542

Diluted earnings per share	$0.95	$0.45	$2.07	$0.61

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+17.5%	+8.4%	+40.0%	+7.6%
Vinyls	+17.8%	-0.6%	+17.5%	+7.0%
Company average	+17.6%	+5.7%	+32.8%	+7.4%

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Average industry prices (1)
Ethane (cents/lb)	16.2	15.9	19.8	14.1
Propane (cents/lb)	25.3	20.6	26.8	18.0
Ethylene (cents/lb) (2)	38.3	32.3	45.4	31.8
Polyethylene (cents/lb) (3)	86.7	72.3	87.3	68.4
Styrene (cents/lb) (4)	55.2	56.4	62.5	47.7
Caustic ($/short ton) (5)	380.0	171.7	336.7	453.9
Chlorine ($/short ton) (6)	335.0	388.3	318.9	255.8
PVC (cents/lb) (7)	64.0	54.5	65.9	49.6

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended September 30, 2010, net income was $62.7 million, or $0.95 per diluted share, on net sales of $779.7 million. This represents an increase in net income of $32.9 million, or $0.50 per diluted share, from the quarter ended September 30, 2009 net income of $29.8 million, or $0.45 per diluted share, on net sales of $632.6 million. Sales for the third quarter of 2010 increased $147.1 million compared to the third quarter of 2009 driven mainly by higher sales prices for all our major products and higher sales volumes for most of our major products, except caustic and PVC pipe. Income from operations was $107.3 million for the third quarter of 2010 as compared to $49.0 million for the third quarter of 2009. Income from operations benefited from improved Olefins segment integrated product margins due primarily to a 17.5% increase in product prices, higher polyethylene sales volume and relatively flat ethane costs. This increase in income from operations was partially offset by lower PVC resin margins primarily resulting from higher propane and energy costs, which were only partially offset by higher sales prices.

For the nine months ended September 30, 2010, net income was $137.3 million, or $2.07 per diluted share, on net sales of $2,376.4 million. This represents an increase in net income of $96.8 million, or $1.46 per diluted share, from the nine months ended September 30, 2009 net income of $40.5 million, or $0.61 per diluted share, on net sales of $1,695.7 million. Sales for the nine months ended September 30, 2010 increased $680.7 million compared to the prior year period mainly due to higher sales prices for most of our major products, except caustic, and higher sales volume for polyethylene and PVC resin. Income from operations was $241.3 million for the nine months ended September 30, 2010 as compared to $84.3 million for the nine months ended September 30, 2009. The increase in income from operations was primarily attributable to improved production rates for most of our major products and higher Olefins segment integrated product margins, which resulted from the fact that price increases outpaced increases in feedstock and energy costs. The increase in income from operations was partially offset by lower PVC resin margins, lower caustic margins resulting from a 25.8% decrease in industry caustic prices compared to the first nine months of 2009 and an unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures in the first quarter of 2010. In addition, trading activity for the nine months ended September 30, 2010 resulted in a loss of $1.6 million compared to a gain of $2.9 million for the nine months ended September 30, 2009. Income from operations for the nine months ended September 30, 2009 was negatively impacted by an unscheduled outage due to an ice storm at our Calvert City facility and a turnaround at one of our ethylene units in Lake Charles.

RESULTS OF OPERATIONS

Third Quarter 2010 Compared with Third Quarter 2009

Net Sales. Net sales increased by $147.1 million, or 23.3%, to $779.7 million in the third quarter of 2010 from $632.6 million in the third quarter of 2009. This increase was primarily due to higher sales prices for all our major products and higher polyethylene and PVC resin sales volumes. Average sales prices for the third quarter of 2010 increased by 17.6% as compared to the third quarter of 2009, while overall sales volume for the third quarter of 2010 increased by 5.7% as compared with the third quarter of 2009.

Gross Margin. Gross margin percentage of 17.3% for the third quarter of 2010 improved from the 11.5% gross margin percentage for the third quarter of 2009. The increase was mainly driven by improved Olefins segment integrated product margins and higher polyethylene sales volume. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 1.9% for ethane and 22.8% for propane as compared to the third quarter of 2009. Sales prices increased an average of 17.6% for the third quarter of 2010 as compared to the third quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2010 increased by $4.0 million as compared to the third quarter of 2009 primarily attributable to an increase in payroll and related labor costs and higher professional fees.

Interest Expense. Interest expense increased by $2.2 million to $11.0 million in the third quarter of 2010 as compared to the prior year period, primarily as a result of higher average debt outstanding.

Other Income, Net. Other income, net decreased to $0.6 million in the third quarter of 2010 as compared to $1.5 million in the third quarter of 2009 mainly due to lower equity in income from our joint venture.

Income Taxes. The effective income tax rate was 35.3% for the third quarter of 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 28.6% for the third quarter of 2009. The effective 2009 period tax rate was below the statutory rate of 35.0% primarily due to the decrease in the domestic manufacturing deduction lost caused by carrying back the year- to- date taxable loss and state tax credits, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $114.2 million, or 25.9%, to $555.2 million in the third quarter of 2010 from $441.0 million in the third quarter of 2009. This increase was primarily due to higher sales prices for all major products and increased polyethylene sales volume as compared to the third quarter of 2009. Average sales prices for the Olefins segment increased by 17.5% in the third quarter of 2010 as compared to the third quarter of 2009. Average sales volumes increased by 8.4% in the third quarter of 2010 as compared to the third quarter of 2009.

Income from Operations. Income from operations increased by $74.4 million to $136.1 million in the third quarter of 2010 from $61.7 million in the third quarter of 2009. This increase was mainly attributable to improved Olefins segment integrated product margins, which benefited from an increase in product prices, higher polyethylene sales volume and relatively flat ethane costs when compared to the prior year period. Trading activity resulted in a gain of $0.5 million in the third quarter of 2010 as compared to a loss of $0.9 million in the third quarter of 2009.

Vinyls Segment

Net Sales. Net sales increased by $32.9 million, or 17.2%, to $224.5 million in the third quarter of 2010 from $191.6 million in the third quarter of 2009. This increase was primarily driven by higher sales prices for all major vinyls products. Average sales prices for the Vinyls segment increased by 17.8% in the third quarter of 2010 as compared to the third quarter of 2009, while average sales volumes were relatively flat as compared to the prior year period.

Loss from Operations. The Vinyls segment incurred a loss from operations of $24.2 million in the third quarter of 2010 as compared to a loss from operations of $8.1 million in the third quarter of 2009, a negative change of $16.1 million. This negative change was primarily due to lower PVC resin margins, which were negatively impacted by higher feedstock and energy costs, partially offset by higher product prices. Vinyls margins remain at low levels due to the continued weakness in the construction markets and the industry’s inability to raise prices for PVC resin and other downstream fabricated products sufficiently in order to offset propane and energy cost increases.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Net Sales. Net sales increased by $680.7 million, or 40.1%, to $2,376.4 million for the first nine months of 2010 from $1,695.7 million for the first nine months of 2009. This increase was primarily due to higher sales prices for all major products, except caustic, and higher sales volume for polyethylene and PVC resin. Average sales prices for the first nine months of 2010 increased by 32.8% as compared to the prior year period. Overall sales volume for the first nine months of 2010 increased by 7.4% as compared to the first nine months of 2009, mainly driven by increased demand for polyethylene, PVC resin and caustic.

Gross Margin. Gross margin percentage of 13.4% for the nine months ended September 30, 2010 improved from the 8.7% gross margin percentage for the nine months ended September 30, 2009. The improvement in gross margin was primarily due to improved Olefins segment integrated product margins, higher polyethylene sales volume and higher production rates for most of our major products, partially offset by higher feedstock and energy costs. In addition, the gross margin for the nine months ended September 30, 2010 was negatively impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred due to the Lake Charles outage in the first quarter of 2010 and the loss from trading activity. Trading results declined by $4.5 million to a loss of $1.6 million for the nine months ended September 30, 2010 as compared to a gain of $2.9 million for the nine months ended September 30, 2009. The 2009 gross margin was negatively impacted by the ice storm in Calvert City and the turnaround of one of our ethylene units in Lake Charles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2010 increased by $13.2 million as compared to the nine months ended September 30, 2009. The increase was mainly attributable to higher legal and professional fees, an increase in payroll and related labor costs and an increase in selling expenses consistent with the increase in sales.

Interest Expense. Interest expense increased by $2.4 million to $28.6 million in the first nine months of 2010 as compared to the first nine months of 2009, primarily due to higher average debt outstanding.

Other Income, Net. Other income, net decreased to $1.5 million in the first nine months of 2010 from $5.2 million in the first nine months of 2009 mainly due to lower equity in income from our joint venture.

Income Taxes. The effective income tax rate was 35.9% for the nine months ended September 30, 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate was 36.0% for the nine months ended September 30, 2009. The effective 2009 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits.

Olefins Segment

Net Sales. Net sales increased by $547.2 million, or 47.6%, to $1,697.5 million for the nine months ended September 30, 2010 from $1,150.3 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in sales prices for all major products and higher polyethylene sales volume. Average sales prices for the Olefins segment increased by 40.0% in the first nine months of 2010 as compared to the first nine months of 2009, while average sales volumes increased by 7.6%.

Income from Operations. Income from operations increased by $183.5 million to $305.5 million in the first nine months of 2010 from $122.0 million in the first nine months of 2009. This increase was mainly attributable to improved Olefins segment integrated product margins due to higher sales prices, increased polyethylene sales volume and higher operating rates. The increase was partially offset by higher feedstock costs and the unscheduled outage at one of our ethylene units in Lake Charles during the first quarter of 2010. In addition, trading activity resulted in a loss of $1.6 million for the nine months ended September 30, 2010 as compared to a gain of $2.9 million for the prior year period. The first nine months of 2009 were negatively impacted by the turnaround at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $133.5 million, or 24.5%, to $678.9 million for the nine months ended September 30, 2010 from $545.4 million for the nine months ended September 30, 2009. This increase was primarily driven by higher sales prices and volumes for most major vinyls products. Average sales prices for the Vinyls segment increased by 17.5% in the first nine months of 2010 as compared to the first nine months of 2009, while average sales volumes increased by 7.0%.

Loss from Operations. The Vinyls segment incurred a loss from operations of $50.0 million in the nine months ended September 30, 2010 as compared to a loss from operations of $28.3 million in the nine months ended September 30, 2009. Operating results for the first nine months of 2010 were negatively impacted by lower PVC resin and caustic margins primarily attributable to higher feedstock and energy costs and a 25.8% decrease in industry caustic prices, respectively, as compared to the prior year period. The first nine months of 2009 were negatively impacted by the unscheduled outage at our Calvert City facility.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Cash Flows

Operating Activities

Operating activities provided cash of $215.0 million in the first nine months of 2010 compared to cash provided of $213.5 million in the first nine months of 2009. The $1.5 million increase in cash flows from operating activities was primarily due to an increase in income from operations in the first nine months of 2010 compared to the prior year period, partially offset by the use of cash for working capital purposes. Income from operations increased by $157.0 million in the first nine months of 2010 as compared to the first nine months of 2009 primarily as a result of improved production rates for most of our major products and higher Olefins segment integrated product margins. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $37.7 million in the first nine months of 2010, compared to $68.8 million of cash provided in the first nine months of 2009, a change of $106.5 million. This change was largely attributable to a decrease in accounts payable for the first nine months of 2010 as compared to an increase in accounts payable for the first nine months of 2009. In addition, accounts receivable increased primarily driven by the increase in average product prices and sales volume as compared to the first nine months of 2009.

Investing Activities

Net cash used for investing activities during the first nine months of 2010 was $42.9 million as compared to net cash used for investing activities of $66.4 million in the first nine months of 2009. Capital expenditures were $51.2 million in the first nine months of 2010 compared to $65.0 million in the first nine months of 2009. The higher capital expenditures in the 2009 period were largely attributable to expenditures related to capital projects performed during the turnaround at one of our ethylene facilities in Lake Charles and the completion of our new PVC pipe facility and PVC resin plant expansion in Yucca, Arizona and Calvert City, Kentucky, respectively, during the first nine months of 2009. Capital expenditures in the first nine months of 2010 and the remaining capital expenditures in the first nine months of 2009 primarily related to maintenance, safety and environmental projects. Other investing activities for the first nine months of 2010 included proceeds of $7.1 million for the settlement of derivative instruments. In addition, we purchased a PVC pipe plant in Janesville, Wisconsin for $6.3 million during the first quarter of 2009.

Financing Activities

Net cash provided by financing activities during the first nine months of 2010 was $10.7 million as compared to net cash provided of $15.6 million in the first nine months of 2009. The 2010 period activity was primarily related to a $22.6 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the $11.8 million payment of cash dividends and $1.4 million of debt issuance costs associated with the issuance of our 6  1/2% senior notes due 2029. The 2009 period activity was primarily related to a $27.7 million draw-down of our restricted cash, partially offset by the payment of cash dividends as well as debt issuance costs associated with the issuance of the Initial Series 2009A Revenue Bonds and the amendment of our revolving credit facility.

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

In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. The project would be partially funded with funds drawn from the net proceeds of the reoffering of the 6  1/2% revenue bonds of the Authority due 2029 and the issuance of 6  3/4% revenue bonds of the Authority due 2032, in July 2010 and December 2007, respectively, for our benefit, which are currently held as restricted cash. We expect the remaining funding would come from our revolving credit facility, cash flow from operations and, possibly, our ability to obtain additional financing in the future.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended September 30, 2010, the fixed charge coverage ratio under our revolving credit facility was 2.4:1. The indenture governing our 6  5/8% senior notes due 2016, our 6  1/2% senior notes due 2029 and our 6  3/4% senior notes due 2032 (collectively, the “Senior Notes”), requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended September 30, 2010, this fixed charge coverage ratio was 10.5:1.

We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the economic environment, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At September 30, 2010, the borrowing base of our credit facility was $373.0 million, which is below the maximum borrowing capacity of $400 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $601.0 million at September 30, 2010, which included cash and cash equivalents of $428.3 million and restricted cash of $172.7 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of September 30, 2010, our long-term debt, including current maturities, totaled $610.5 million, consisting of $250.0 million principal amount of 6  5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $100.0 million of 6  1/2% senior notes due 2029, $250.0 million of 6  3/4% senior notes due 2032 and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  1/2% senior notes and the 6  3/4% senior notes evidence and secure our obligations to the Authority under two loan agreements relating to the issuance of $100.0 million and $250.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of September 30, 2010, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2010, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

In July 2010, the Authority completed the reoffering of $100.0 million of 6  1/2% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. This reoffering follows the issuance of the Initial Series 2009A Revenue Bonds in August 2009, which were subsequently repurchased by us to be included as part of the $100.0 million bond reoffering. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the reoffering of the bonds, we entered into a loan agreement, dated as of July 2, 2010 (the “Loan Agreement”), with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond reoffering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the Loan Agreement, on July 2, 2010, we entered into a third supplemental indenture, dated as of July 2, 2010, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $100.0 million aggregate principal amount of our 6  1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the Loan Agreement. The 6  1/2% senior notes are unsecured and rank equally in right of payment with our other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the 6  1/2% senior notes. As of September 30, 2010, we had drawn $2.8 million of bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

In August 2009, the Authority issued $5.0 million of the Initial Series 2009A Revenue Bonds. The bond proceeds, net of expenses, from this issuance were lent by the Authority to us under a loan agreement pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds were subsequently repurchased by us in July 2010 to be included as part of the $100.0 million bond reoffering completed in July 2010. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds were backed by an irrevocable $5.1 million letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds bore interest at a floating rate which was set weekly via a remarketing arrangement. Prior to the July 2010 repurchase, the net proceeds from the issuance of the Initial Series 2009A Revenue Bonds, plus interest income, were classified on our consolidated balance sheet as a non-current asset, restricted cash.

We have a $400.0 million senior secured revolving credit facility. On February 5, 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0 but we maintain at least $125 million to $200 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At September 30, 2010, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of September 30, 2010, we had outstanding letters of credit totaling $17.0 million and borrowing availability of $356.0 million under the revolving credit facility.

In December 2007, the Authority issued $250.0 million of 6  3/4% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $250.0 million aggregate principal amount of our 6  3/4% senior notes due 2032 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 6  3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the senior notes in excess of $5.0 million are guarantors of the Senior Notes. As of September 30, 2010, we had drawn $175.0 million of bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

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

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0635 per share). The Senior Notes indenture does not allow distributions unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended September 30, 2010, the fixed charge coverage ratio under the Senior Notes indenture was 10.5:1. The amount allowed under this restriction was $519.1 million at September 30, 2010.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125 million to $200 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended September 30, 2010, the fixed charge coverage ratio under the revolving credit facility was 2.4:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2010 and December 31, 2009 was 0.37%.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	results of the acquisition of our interest in the pipeline from Mont Belvieu, Texas to Lake Charles, Louisiana;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar, Louisiana;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2010, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.5 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2010, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2010) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2010 was 0.37%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2010, we had $600.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $6.0 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTLAKE CHEMICAL CORPORATION

Date: November 3, 2010	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)