Form 10-K
period 2010-12-31
WESTLAKE CHEMICAL CORP
filed 2011-02-24
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2010, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on June 30, 2010 of $18.57 on the New York Stock Exchange was approximately $358 million.

There were 66,261,165 shares of the registrant’s common stock outstanding as of February 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 Annual Meeting of Stockholders to be held on May 20, 2011.

INDUSTRY AND MARKET DATA

Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and industry and general publications, including information from Chemical Market Associates, Inc., or CMAI, and Chemical Data, Inc. We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2010. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

General

We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated PVC building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal business segments, Olefins and Vinyls, and we are one of the few North American integrated producers of vinyls with substantial downstream integration into polyvinyl chloride, or PVC, building products.

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment PVC building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and PVC building products. We achieved this by acquiring 19 plants (excluding plants that have subsequently been permanently closed or disposed of), constructing eight new plants (including our joint venture in China) and completing numerous capacity or production line expansions. Since 2007, we have closed three PVC building products plants due to the economic downturn.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and PVC building products. As of February 17, 2011, we have 11.8 billion pounds per year of aggregate production capacity at 14 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 17, 2011 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)

Ethylene	2,500	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	1,500	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE, and High-Density Polyethylene, or HDPE	980	Heavy-duty films and bags, general purpose liners (LLDPE); housewares, pails, totes and crates (HDPE)

Styrene	570	Disposables, packaging material, appliances, paints and coatings, resins and building materials

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.5 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City facility, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers.

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

We are the largest producer of LDPE in North America based on capacity and, in 2010, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds (combined) of LLDPE and HDPE per year in various different formulations. We produce LDPE and LLDPE at Lake Charles and Longview. We sell polyethylene to external customers as a final product in pellet form.

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

Feedstocks

We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane, butane and naphtha. We receive feedstock at our Lake Charles facility through several pipelines from a variety of suppliers in Texas and Louisiana.

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

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest producers of film and flexible packaging. In 2010, no single customer accounted for 10% or more of segment net sales.

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

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell building products fabricated from the PVC we produce, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished PVC building products, to maximize product margins, pricing and capacity utilization. Our primary manufacturing facilities are located in our Calvert City and Geismar, Louisiana, complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. As of February 17, 2011, we also operate and own 11 PVC building product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, PVC building products and PVC film and sheet. The following table illustrates our production capacities at February 17, 2011 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
PVC	1,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications

VCM	1,850	PVC

Chlorine	550	VCM, organic/inorganic chemicals, bleach

Caustic Soda	605	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

PVC Building Products	1,140	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of PVC building products from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. We have the capacity to use a majority of our PVC internally in the production of our PVC building products. The remainder of our PVC is sold to downstream fabricators and the export market.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, co-products commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We currently have the capacity to supply approximately 50% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM, and Calvert City has the capacity to produce approximately 50% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Olefins business.

PVC Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and door profiles under the “Westech Building Products” brand. All of our PVC building products are sold to external customers. All of the PVC we require for our PVC building products is produced internally. The combined capacity of our 11 PVC building products plants is 1,140 million pounds per year.

China Joint Venture. We own a 59% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are a local Chinese chemical company and a subsidiary of INEOS. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 145 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 300 million pounds of PVC resin. In 2008, the joint venture began producing PVC building products with an annual capacity of 33 million pounds of product.

Feedstocks

We are highly integrated along our vinyls production chain. We produce most of the ethylene and all of the VCM and PVC used in our Vinyls business, and approximately 50% of our chlorine requirements. The remainder of our chlorine requirements is purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We generally purchase the salt required for our chlor-alkali plant under a long-term contract. We purchase electricity for our Calvert City facility production from the Tennessee Valley Authority under a long-term contract.

We are one of the few North American integrated producers of vinyls with substantial downstream integration into PVC building products. Our Calvert City and Geismar facilities supply all the PVC required for our PVC building products plants. The remaining feedstocks for PVC building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.

Marketing, Sales and Distribution

We are the second largest manufacturer of PVC pipe by volume in North America. We sell a majority of our PVC pipe through a combination of manufacturer’s representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal salaried sales force to market and sell our fence, window and door profiles. We have the capacity to use a majority of our PVC internally in the production of our PVC building products. The remainder of our PVC is sold to downstream fabricators and the export market.

We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City’s geographical area to minimize transportation costs. In 2010, one customer in our Vinyls segment accounted for 10.6% of segment net sales.

Competition

Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other producers including Oxy Chem, LP, Shintech, Inc., Georgia Gulf Corporation and Formosa Plastics Corporation.

Competition in the PVC building products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the PVC building products market with other producers and fabricators including JM Eagle and Diamond Plastics Corporation. We are the second largest manufacturer of PVC pipe by volume in North America. We are also one of the largest manufacturers of PVC fence components by volume in the United States.

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

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.

In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3.0 million and $2.7 million in 2010 and 2009, respectively. On March 17, 2010, we received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. At this time, since the proceeding is in an early stage, we are not able to estimate the loss, if any, that the arbitration proceeding could have on our financial statements in 2011 and later years.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to us. We intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.

In January 2004, the Cabinet notified us that our ownership of a closed landfill (known as former Pond 4) required us to submit an application for our own permit under RCRA. This could have required us to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the complex. We challenged the Cabinet’s January 2004 order and obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and us that both were “operators” of former Pond 4 under RCRA, and ordered us to jointly submit an application for a RCRA permit. Goodrich and we both challenged the Cabinet’s October 2006 order. On December 18, 2009, the Cabinet notified us that it had withdrawn the requirement for us to submit a permit application with regard to former Pond 4. On August 12, 2010, an agreed order, signed by all parties, dismissed our challenge to the Cabinet’s January 2004 former Pond 4 order.

Change in Regulatory Regime. On May 22, 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet on May 29, 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. On June 26, 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA specified a period of 60 days during which we could negotiate the performance and funding of response activities at the site. The EPA’s letter of June 26, 2009 also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties have begun to conduct the RIFS.

Litigation Related to the Administrative Proceedings. We have the contractual right to reconvey title to former Pond 4 back to Goodrich, and we have tendered former Pond 4 back to Goodrich under this provision. In March 2005, we sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify us for costs we incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to us. Goodrich moved to dismiss our suit against it, we filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. In March 2007, the court granted Goodrich’s motion to dismiss our claim that Goodrich is required to accept the tendered reconveyance. On December 18, 2009, the Cabinet withdrew its request for a RCRA permit application for former Pond 4. Thereafter, the parties agreed to dismiss the case without prejudice. The dismissal order was issued by the court on June 23, 2010.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, we are not able to estimate the loss, if any, that the resolution of these proceedings could have on our financial statements in 2011 and later years. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated our manufacturing complex in Calvert City. In early 2004, the NEIC investigated our nearby PVC plant. The EPA subsequently submitted information requests to us under the Clean Air Act and RCRA. On September 17, 2010, after lengthy negotiations, a consent decree signed by the parties was filed with the United States District Court for the Western District of Kentucky, which settled claims arising out of the audits. Pursuant to the terms of the settlement, we agreed to pay a penalty totaling $0.8 million and to modify our operations to reduce certain emissions and conduct enhanced monitoring. We also agreed to perform an investigation of certain sumps and containment areas at our PVC plant to determine if releases from those facilities have occurred.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of our ethylene units in Lake Charles, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified us that the EPA had referred the matter to the DOJ to bring a civil case against us alleging violations of various environmental laws and regulations. The DOJ informed us that it would seek monetary penalties and require us to implement an “enhanced LDAR” program for the ethylene units. Our representatives met with the EPA in February 2008 to conduct initial settlement discussions. While we can offer no assurance as to an outcome, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2010, we made capital expenditures of $4.2 million related to environmental compliance. We estimate that we will make capital expenditures of $3.8 million in 2011 and $5.3 million in 2012, respectively, related to environmental compliance. A significant percentage of the 2011 and 2012 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2010, we had 1,873 employees in the following areas:

Category	Number
Olefins segment	692
Vinyls segment	1,064
Corporate	117

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

Technology

Historically, our technology strategy has been to selectively acquire and license third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We own a patent portfolio of intellectual property related to the polyethylene business, as well as a research and development group that developed this intellectual property. We also need to evaluate and access third-party technology for our Olefins businesses. After acquiring a technology, we devote considerable efforts to further develop and effectively apply the technology with a view to continuously improve our competitive position.

We license technology from a number of third-party providers as follows:

•	MW Kellogg technology and ABB Lummus Crest technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	Aspen Technology technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant;

•	Badger EBMax technology for our styrene plant at Lake Charles; and

•	INEOS (successor to BP Chemicals Ltd.) technology to produce LLDPE and HDPE at Lake Charles and Longview.

With the exception of Aspen Technology, all of the other licenses are perpetual and have been paid in full.

We license out our patented Energx® technology for LLDPE production on a limited basis.

Segment and Geographic Information

Information regarding sales, income (loss) from operations and assets attributable to each of our industry segments, Olefins and Vinyls, and geographical information is presented in Note 19 to our consolidated financial statements included in Item 8 of this Form 10-K.

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

Some Olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity over the past three years, primarily from the Middle East and Asia, will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2010. In addition, weakness in the U.S. construction markets, which began in the third quarter of 2006, and more recently, the budgetary constraints in municipal spending, has contributed to lower demand for our vinyls products and negatively impacted our Vinyls segment. Looking forward, our Vinyls segment operating rates and margins may continue to be depressed due to the slow recovery of U.S. construction markets and recent and projected North American PVC capacity additions over the next year.

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

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out (“FIFO”) method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results.

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

We believe that events in the Middle East have had a particular influence on demand, prices and margins in the past and may continue to do so in the future. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakening of the U.S. residential housing market during recent years has had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.

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

The global financial crisis and economic downturn have had, and may continue to have, an impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. The economic downturn could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, the economic downturn resulted in reduced demand for our products, which had a negative impact on our revenues and profits. Further, reduced levels of accounts receivables and inventory affect our credit facility borrowing base. Our credit facility allows us to borrow up to the lesser of (1) the $400.0 million maximum capacity and (2) the calculated borrowing base, which is based on trade receivables and inventory balances. With our reduced levels of working capital, the borrowing base of our credit facility was $392.3 million as of December 31, 2010.

Our inability to compete successfully may reduce our operating profits.

The petrochemical industry is highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of PVC building products is affected by a variety of factors, including:

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

We have four major manufacturing facilities: our olefins complex in Lake Charles, our polyethylene complex in Longview, our vinyls complex in Calvert City and our vinyls facility in Geismar. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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

Legislation to regulate emissions of greenhouse gases (“GHGs”) has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the U.S. Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding GHG emissions and their effects. Following a finding by the EPA that certain GHGs represent an endangerment to human health, EPA finalized motor vehicle GHG standards, the effect of which could reduce demand for motor fuels refined from crude oil, and a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. Additionally, EPA has issued a “Mandatory Reporting of Greenhouse Gases” final rule, which establishes a new comprehensive scheme requiring operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually. In late 2010, EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to EPA’s GHG reporting rule and will require facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year to report annual GHG emissions, with the first report due on March 31, 2012. The estimated monitoring and reporting costs that all or some of our chemical facilities may incur in 2011 and 2012 in connection with these requirements are included in our environmental compliance capital expenditures in Item 1, “Business—Environmental and Other Regulation.”

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

As of December 31, 2010, we had total outstanding debt of $764.5 million, and our debt represented approximately 34% of our total capitalization. Our annual interest expense for 2010 was $39.9 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

These limitations are subject to a number of important qualifications and exceptions. Our credit facility also requires us to maintain a minimum fixed charge coverage ratio or maintain a specified amount of availability under the credit facility to avoid certain restrictions. These covenants may adversely affect our ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. In 2009, we were subject to additional restrictions in our senior notes indenture on the incurrence of debt because our fixed charge coverage ratio fell below 2.0:1, and we could become subject to those restrictions again in the future. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt. In addition, any acceleration of debt under our credit facility will constitute a default under some of our other debt, including the indenture governing our senior notes. Also, because of our current reduced levels of working capital, the borrowing base of our revolving credit facility was $392.3 million as of December 31, 2010, which is below the maximum borrowing capacity of $400.0 million.

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

Volatility in the capital and credit markets may cause downward pressure on stock prices and credit availability. The market value of our common stock is a factor in determining whether our goodwill is impaired. If the market value of our common stock declines significantly, it may result in an impairment of goodwill. A decline in the market value of our common stock could also negatively impact us in other ways, including making it more difficult for us to raise any equity capital.

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	impact of our acquisition of a 50% interest in the pipeline from Mont Belvieu, Texas to Lake Charles;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

•

compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other GHG emissions or to address other issues of climate change;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Springfield, Kentucky	PVC pipe
Janesville, Wisconsin	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Leola, Pennsylvania	PVC pipe
Greensboro, Georgia	PVC pipe
Yucca, Arizona	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada (3)	Window and door components

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.5 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE.

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

Our Longview facility consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200 mile, ten inch ethylene pipeline that runs from Mont Belvieu to Longview. The plants are located inside a large Eastman Chemical Company (“Eastman”) facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce polyethylene at Longview are similar to the technologies that we employ at Lake Charles. The Longview facility has a total capacity of 1.1 billion pounds per year.

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

Our vinyls facility in Geismar is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year with related EDC capacity. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.

As of February 17, 2011, we operated 11 PVC building products plants, consisting of nine PVC pipe plants, and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our PVC building product plants is 1,140 million pounds per year.

We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2014. See Note 15 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2010 pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders (the “Proxy Statement”).

Item 3.	Legal Proceedings

In addition to the matters described under Item 1, “Business—Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Executive Officers of the Registrant

James Chao (age 63). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In November 2010, Mr. Chao resigned as the Executive Chairman of Titan Chemicals Corp. Bhd., a position he held since June 2003. Prior to June 2003, he served as Titan’s Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 61). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 35 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee emeritus of Rice University.

M. Steven Bender (age 54). Mr. Bender has been our Senior Vice President and Chief Financial Officer since February 2008. In addition, from February 2008 until December 2010, Mr. Bender also served as our Treasurer. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

Robert F. Buesinger (age 54). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.’s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.

Donald M. Condon, Jr. (age 61). Mr. Condon has been our Senior Vice President, Olefins and Corporate Business Development since July 2008. From July 2006 to July 2008, Mr. Condon was our Senior Vice President, Corporate Planning and Business Development. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and Dupont in a variety of management and executive positions. In 2010, Mr. Condon was named a non-executive director of The Manitowoc Company, Inc. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Condon holds a B.B.A. from the University of Wisconsin.

David R. Hansen (age 60). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until

July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Jeffrey L. Taylor (age 57). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Andrew C. Johannesen (age 43). Mr. Johannesen has been our Vice President and Treasurer since joining us in December 2010. Prior to joining us, Mr. Johannesen served as the Vice President and Treasurer of RRI Energy, Inc., and its predecessor company Reliant Energy, Inc., from March 2007 to December 2010. From May 2005 to March 2007, Mr. Johannesen held the position of Vice President and Assistant Treasurer of Reliant Energy, Inc. From June 2004 to May 2005, he served as the Assistant Treasurer of Reliant Energy, Inc. Prior to that, he held a variety of corporate development positions within that company. Additionally, he was employed by Exxon Mobil Corporation in various financial positions and by the public accounting firm Deloitte & Touche. Mr. Johannesen received a B.A. in Economics from Haverford College and an M.B.A. from the University of Chicago. He is also a Certified Public Accountant.

Andrew Kenner (age 46). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Prior to joining us, Mr. Kenner served as Vice President and General Manager of Valero Energy Corporation’s Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero’s Houston Refinery and from August 2003 to August 2004, he served as Operations Director for Valero’s Texas City Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.

George J. Mangieri (age 60). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Stephen Wallace (age 64). Mr. Wallace has been our Vice President and General Counsel since December 2003 and our Secretary since July 2004. He began his legal career over 25 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 17, 2011, there were 60 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2010
4th Quarter	$43.59	$29.52	$0.0635
3rd Quarter	30.13	17.56	0.0635
2nd Quarter	29.77	18.55	0.0575
1st Quarter	25.79	19.66	0.0575

Year Ended December 31, 2009
4th Quarter	$27.75	$24.27	$0.0575
3rd Quarter	28.18	18.97	0.0575
2nd Quarter	22.07	15.04	0.0525
1st Quarter	16.68	10.40	0.0525

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

Issuer Purchases of Equity Securities

The following table provides information on our purchase of equity securities during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	—	$—	N/A	N/A
November 2010	—	—	N/A	N/A
December 2010	334	43.49	N/A	N/A

Total	334	$43.49	N/A	N/A

(1)	The shares purchased during the quarter ended December 31, 2010 represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Omnibus Plan.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,314,524	$20.81	3,601,961
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,314,524	$20.81	3,601,961

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data (1)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$3,171,787	$2,325,723	$3,692,353	$3,192,178	$2,484,366
Gross profit	482,683	195,128	69,368	271,400	396,483
Selling, general and administrative expenses	104,319	87,871	98,908	96,679	83,232

Income (loss) from operations	378,364	107,257	(29,540)	174,721	313,251
Interest expense	(39,875)	(34,957)	(33,957)	(18,422)	(16,519)
Debt retirement cost	—	—	—	—	(25,853)
Other income, net (2)	4,471	6,453	5,475	2,658	11,670

Income (loss) before income taxes	342,960	78,753	(58,022)	158,957	282,549
Provision for (benefit from) for income taxes	121,567	25,758	(28,479)	44,228	87,990

Net income (loss)	$221,393	$52,995	$(29,543)	$114,729	$194,559

Earnings (loss) per share information (3):
Basic	$3.35	$0.80	$(0.45)	$1.75	$2.98
Diluted	$3.34	$0.80	$(0.45)	$1.75	$2.98
Weighted average shares outstanding
Basic	66,139,206	65,914,404	65,623,764	65,445,722	65,189,706
Diluted	66,342,995	66,012,693	65,623,764	65,525,379	65,296,666
Balance Sheet Data (end of period):
Cash and cash equivalents	$630,299	$245,592	$90,239	$24,914	$52,646
Working capital (4)	1,152,382	701,812	586,701	650,923	527,875
Total assets	2,954,144	2,446,356	2,286,989	2,569,335	2,082,098
Total debt	764,482	515,400	510,319	511,414	260,156
Stockholders’ equity	1,505,070	1,284,982	1,239,060	1,286,670	1,173,541
Cash dividends declared per share	$0.2420	$0.2200	$0.2050	$0.1800	$0.1350
Other Operating Data:
Cash flow from:
Operating activities	$283,284	$235,522	$186,089	$62,166	$237,184
Investing activities	(80,275)	(103,186)	(171,952)	(124,805)	(404,336)
Financing activities	181,698	23,017	51,188	34,907	(18,097)
Depreciation and amortization	128,732	123,199	111,926	103,514	86,262
Capital expenditures	81,269	99,769	172,561	135,725	136,258
EBITDA (5)	511,567	236,909	87,861	280,893	385,330
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,320	2,211	2,231	2,447	1,318
Ethylene, styrene and other	938	741	971	948	858
Vinyls Segment
PVC building products	593	613	627	756	758
VCM, PVC, and other	1,542	1,346	1,538	1,467	1,289

(1)	The historical selected financial and operational data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(3)	As a result of an accounting standards update on earnings per share regarding participating securities that became effective on January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share. Accordingly, the weighted average shares for the years ended December 31, 2008, 2007 and 2006 have been retrospectively adjusted and the (loss) earnings per share calculation for the years ended December 31, 2008, 2007 and 2006 have also been amended to reflect the new computation. The (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 have been adjusted, as necessary.

(4)	Working capital equals current assets less current liabilities.

(5)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
EBITDA	$511,567	$236,909	$87,861	$280,893	$385,330
Less:
(Provision for) benefit from income taxes	(121,567)	(25,758)	28,479	(44,228)	(87,990)
Interest expense	(39,875)	(34,957)	(33,957)	(18,422)	(16,519)
Depreciation and amortization	(128,732)	(123,199)	(111,926)	(103,514)	(86,262)

Net income (loss)	221,393	52,995	(29,543)	114,729	194,559

Changes in operating assets and liabilities	40,134	143,813	204,818	(59,830)	20,200
Equity in income of joint ventures	(2,212)	(3,818)	(621)	(2,796)	(1,766)
Deferred income taxes	14,153	31,207	(13,879)	5,286	13,852
Write-off of debt issuance cost	—	—	—	—	3,623
Loss from disposition of fixed assets	581	2,711	4,900	724	2,848
Gain on involuntary conversion of assets	—	(455)	—	—	—
Amortization of debt issue costs	2,154	1,461	954	760	850
Stock-based compensation expense	6,164	5,638	4,178	2,873	1,731
Provision for doubtful accounts	917	1,970	15,282	420	1,287

Cash flow from operating activities	$283,284	$235,522	$186,089	$62,166	$237,184

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated PVC building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and PVC building products.

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

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and more recently, the budgetary constraints in municipal spending, has contributed to lower demand for our vinyls products. As a result, operating margins remain depressed in our Vinyls segment. In addition, increases in feedstock costs, combined with the industry’s inability to raise prices for PVC resin and PVC building products sufficiently in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010. A precipitous decline in caustic prices driven by reduced industrial activity negatively impacted our Vinyls segment in 2009. However, caustic prices stabilized in the fourth quarter of 2009 and showed quarterly sequential improvements in 2010 primarily attributable to an increase in industrial demand. In December 2010, we assessed certain of our PVC building products assets for potential impairment and our analysis concluded that these assets were not impaired.

In 2008, Olefins segment margins declined significantly due to a sharp drop in product demand that started in the third quarter of 2008 as customers began to anticipate lower product prices due to a weakened global economy and collapsing energy prices. This was followed by a sharp drop in product prices in the last quarter of 2008, which resulted in continued weak demand, lower operating rates and a significant operating loss for that quarter. Lower customer inventory levels following the destocking that occurred in the fourth quarter of 2008 and first quarter of 2009 contributed to the increased demand and margins in our Olefins segment in 2009. In addition, in 2009 and continuing through 2010, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American producers. Increased global demand for polyethylene during 2010 resulted in increased sales volumes and improved operating margins and cash flow for our Olefins segment.

PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2010. Looking forward, our Vinyls operating rates and margins may continue to be depressed due to the slow recovery of U.S. construction markets and recent and projected North American PVC capacity additions over the next year.

Some Olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity over the past three years, primarily from the Middle East and Asia, will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

While the recent economic environment has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The global economic downturn has been challenging to our business and, depending on the performance of the economy in 2011 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

We purchase significant amounts of ethane and propane feedstock, natural gas, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, chlorine and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

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

As noted above in Item 1A, “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, current concern about GHG emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.

We experienced several shutdowns and planned major maintenance activities, or turnarounds, from 2008 to 2010. During a turnaround, production at the unit is suspended while work on the unit is performed, but sales can continue during the turnaround period from inventory on hand. In 2008, we performed a turnaround of our styrene plant in Lake Charles. The unit was shut down for a total of 48 days to perform planned major maintenance activities and a revamp project designed to increase energy efficiency and slightly increase capacity. The cost associated with the turnaround was approximately $17.5 million, which was deferred. During August and September 2008, we shut down our vinyls facilities at our Geismar complex and our olefins facilities at our Lake Charles complex due to Hurricanes Gustav and Ike. Both complexes sustained minimal damage from the hurricanes; however, the energy and power shortages caused by the hurricanes affected many suppliers and, as a consequence, the Lake Charles facilities were shut down for approximately three weeks due to the two hurricanes, while the Geismar facilities were shut down for approximately one and a half weeks due to Hurricane Gustav. In addition, one of our ethylene units in Lake Charles was idled during December 2008 due to significant customer inventory destocking and resulting weakened demand for our products. While that unit was down, we completed a turnaround of the unit that was originally scheduled for the first half of 2009. The unit was shut down for a total of 86 days and was successfully restarted in March 2009. The cost of this turnaround was approximately $22.6 million, which was deferred. In January 2009, our Calvert City complex experienced an ice storm that caused a power failure at the facility and resulted in damage to a compressor for our ethylene unit. The power outage caused the complex to be down for eight days and the ethylene unit compressor damage resulted in reduced production rates for all major products produced at the facility for a period of 24 days. In January 2010, our complex in Lake Charles experienced freezing temperatures that resulted in damage to a compressor at one of our ethylene units, resulting in an unscheduled shutdown of that unit for a total of 21 days. There were no planned major maintenance activities in 2010.

Recent Developments

In October 2010, we entered into a 50/50 joint venture with Kinder Morgan Energy Partners L.P. to own a 104-mile natural gas liquids pipeline from Mont Belvieu to Lake Charles. The acquisition of the pipeline interest is expected to provide overall improvement in the reliability of essential feedstock supply to our Lake Charles site. The investment in the joint venture is not significant to our consolidated financial position and is not expected to have a material impact on our financial condition, results of operations or cash flows in any individual reporting period.

In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is expected to produce 250,000 ECUs annually upon completion, bringing our total ECU capacity to 525,000 per year. The new plant will improve the vertical integration of our Vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. We expect the project will be funded with cash flow from operations, the net proceeds from certain of the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, and if necessary, our revolving credit facility and other external financing.

Results of Operations

Segment Data

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$1,656,203	$1,210,706	$1,724,671
Ethylene, styrene and other	605,009	400,745	823,253

Total olefins	2,261,212	1,611,451	2,547,924

Vinyls
PVC building products	352,419	315,447	428,461
VCM, PVC and other	558,156	398,825	715,968

Total vinyls	910,575	714,272	1,144,429

Total	$3,171,787	$2,325,723	$3,692,353

Income (loss) from operations
Olefins	$460,027	$177,101	$(40,145)
Vinyls	(62,429)	(57,445)	17,877
Corporate and other	(19,234)	(12,399)	(7,272)

Total income (loss) from operations	378,364	107,257	(29,540)
Interest expense	(39,875)	(34,957)	(33,957)
Other income, net	4,471	6,453	5,475
Provision for (benefit from) income taxes	121,567	25,758	(28,479)

Net income (loss)	$221,393	$52,995	$(29,543)

Earnings (loss) per diluted share	$3.34	$0.80	$(0.45)

	Year Ended December 31,
	2010		2009
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins (1)	+34.7%	+5.6%	-32.2%	-4.6%
Vinyls (2)	+18.7%	+8.8%	-32.1%	-5.5%
Company average	+29.8%	+6.6%	-32.1%	-4.9%

(1)	Includes: Ethylene and ethylene co-products, polyethylene, and styrene.

(2)	Includes: Ethylene co-products, caustic, VCM, PVC resin, PVC pipe and other PVC building products.

	Year Ended December 31,
	2010	2009	2008
Average industry prices (1)
Ethane (cents/lb)	20.2	16.2	30.1
Propane (cents/lb)	27.6	19.9	33.4
Ethylene (cents/lb) (2)	45.9	33.9	58.5
Polyethylene (cents/lb) (3)	88.7	70.1	89.4
Styrene (cents/lb) (4)	62.7	49.6	73.2
Caustic ($/short ton) (5)	365.4	394.6	687.5
Chlorine ($/short ton) (6)	322.9	288.1	269.2
PVC (cents/lb) (7)	66.3	51.3	57.0

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.

(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents average North American contract prices of PVC over the period as reported by CMAI. During 2008, CMAI made a 16 cent per pound downward, non-market related adjustment to PVC resin prices.

Summary

For the year ended December 31, 2010, we had net income of $221.4 million, or $3.34 per diluted share, on net sales of $3,171.8 million. This represents an increase in net income of $168.4 million, or $2.54 per diluted share, from 2009 net income of $53.0 million, or $0.80 per diluted share, on net sales of $2,325.7 million in 2009. Sales for the year ended December 31, 2010 increased $846.1 million to $3,171.8 million compared to sales for 2009 of $2,325.7 million, primarily due to higher sales prices for most of our major products, except caustic, and higher sales volume for polyethylene and PVC resin. Income from operations was $378.4 million for the year ended December 31, 2010 as compared to $107.3 million for 2009. Income from operations benefited from improved Olefins segment integrated product margins due primarily to a 34.7% increase in product prices, higher polyethylene sales volume and improved production rates for most of our major products. The increase in income from operations was partially offset by lower Vinyls segment margins and an unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures in the first quarter of 2010. The 2009 results were negatively impacted by an unscheduled outage due to an ice storm at our Calvert City facility and a turnaround at one of our ethylene units in Lake Charles.

2010 Compared with 2009

Net Sales. Net sales increased by $846.1 million, or 36.4%, to $3,171.8 million in 2010 from $2,325.7 million in 2009. This increase was primarily due to higher sales prices for all major products, except caustic, and higher sales volume for polyethylene and PVC resin. Average sales prices for 2010 increased by 29.8% as compared to 2009. Overall sales volume increased by 6.6% in 2010 as compared to 2009, mainly driven by increased demand for polyethylene, PVC resin and caustic soda.

Gross Profit. Gross profit percentage increased to 15.2% in 2010 from 8.4% in 2009. The improvement in gross profit percentage was primarily due to improved Olefins segment integrated product margins resulting from higher sales prices, higher polyethylene sales volumes and higher production rates for most of our major products, partially offset by higher feedstock and energy costs. In addition, the 2010 gross profit percentage was impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred due to the Lake Charles outage in the first quarter of 2010 and a negative change of $5.2 million in trading activity. Our raw material costs in both segments normally track industry prices, which experienced an increase of 24.7% for ethane and 38.7% for propane in 2010 as compared to 2009. Average sales prices for 2010 increased by 29.8% as compared to 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.4 million, or 18.7%, in 2010 as compared to 2009. The increase was mainly attributable to an increase in payroll and related labor costs and higher legal and professional fees.

Interest Expense. Interest expense increased by $4.9 million to $39.9 million in 2010 from $35.0 million in 2009, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in July 2010 and December 2010.

Other Income, Net. Other income, net decreased by $2.0 million to $4.5 million in 2010 from $6.5 million in 2009 primarily due to lower equity in income from our joint venture in China.

Income Taxes. The effective income tax rate was 35.4% in 2010 as compared to 32.7% in 2009. The effective 2010 tax rate was above the statutory rate of 35.0% primarily due to state income taxes, offset by state tax credits and the domestic manufacturing deduction. The effective 2009 tax rate was below the statutory rate of 35.0% primarily due to state tax credits, a lower foreign tax rate and a reduction of gross unrecognized tax benefits, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $649.7 million, or 40.3%, to $2,261.2 million in 2010 from $1,611.5 million in 2009. This increase was primarily due to an increase in sales prices for all major products and higher polyethylene sales volume. Average sales prices for the Olefins segment increased by 34.7% in 2010 as compared to 2009, while average sales volumes increased by 5.6% in 2010 as compared to 2009.

Income from Operations. Income from operations increased by $282.9 million to $460.0 million in 2010 from $177.1 million in 2009. This increase was mainly attributable to improved Olefins segment integrated product margins due to higher sales prices, increased polyethylene sales volume and higher operating rates. The increase was partially offset by higher feedstock costs and the unscheduled outage at one of our ethylene units in Lake Charles during the first quarter of 2010. In addition, trading activity for 2010 resulted in a gain of $0.1 million as compared to a gain of $5.3 million for 2009. Results for 2009 were negatively impacted by the turnaround at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $196.3 million, or 27.5%, to $910.6 million in 2010 from $714.3 million in 2009. This increase was primarily driven by higher sales prices for most of our major vinyls products and higher PVC resin sales volume. Average sales prices for the Vinyls segment increased by 18.7% in 2010 as compared to 2009, while average sales volumes increased by 8.8% in 2010 as compared to 2009.

Loss from Operations. The Vinyls segment incurred a loss from operations of $62.4 million in 2010 as compared to a loss from operations of $57.4 million in 2009. Operating results for 2010 were negatively impacted by lower integrated PVC resin margins primarily attributable to higher feedstock and energy costs, which were only partially offset by higher product prices. Vinyls margins remain under pressure due to the continued weakness in the U.S. construction markets, budgetary constraints in municipal spending and the industry’s inability to raise prices for PVC resin and other downstream building products sufficiently in order to offset feedstock and energy cost increases.

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

Interest Expense. Interest expense increased by $1.0 million to $35.0 million in 2009 from $34.0 million in 2008, primarily due to less interest capitalized in 2009 and slightly higher average debt outstanding for the period, as a result of the loan related to the variable rate tax-exempt revenue bonds due August 1, 2029 (the “Initial Series 2009A Revenue Bonds”).

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

Cash Flows

Operating Activities

Operating activities provided cash of $283.3 million in 2010 compared to $235.5 million in 2009. The $47.8 million increase in cash flows from operating activities was primarily due to an increase in income from operations and reduced turnaround spending, mostly offset by an increase in cash used for working capital and income taxes paid. Income from operations increased by $271.1 million in 2010 as compared to 2009 primarily as a result of improved production rates for most of our major products and higher Olefins segment integrated product margins. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $85.8 million in 2010, compared to $39.3 million of cash provided in 2009, a change of $125.1 million. This change was largely due to an increase in accounts receivable and inventory primarily attributable to the increase in average product prices, sales volumes and feedstock costs as compared to 2009. Income taxes paid was $108.2 million in 2010 as compared to refunds received of $40.7 million in 2009 and deferred turnaround costs were $0.4 million in 2010 as compared to $20.3 million in 2009.

Operating activities provided cash of $235.5 million in 2009 compared to $186.1 million in 2008. The $49.4 million increase in cash flows from operating activities was primarily due to an increase in income from operations, partially offset by a decrease in cash provided from working capital and higher turnaround costs. Income from operations increased by $136.8 million in 2009 as compared to 2008 largely as a result of lower energy costs and raw material cost reductions that outpaced the drop in product sales prices in 2009 and the negative impact of inventory losses and unabsorbed fixed manufacturing costs of approximately $168.0 million in the fourth quarter of 2008. Changes in components of working capital provided cash of $39.3 million in 2009 (including a federal tax refund of $30.0 million, resulting from overpayment of 2008 federal income taxes), compared to $126.1 million in 2008, a decrease of $86.8 million. Accounts payable and accrued liabilities increased by $75.3 million primarily driven by the improving operating rates in 2009 and the corresponding increase in feedstock purchases. In addition, inventory increased by $41.5 million in 2009 primarily due to higher feedstock costs in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The $126.1 million of working capital cash provided in 2008 was due primarily to reduced working capital requirements attributable to a sharp drop in feedstock costs, a significant drop in sales volumes and operating rates and a collapse in sales prices during the fourth quarter of 2008.

Investing Activities

Net cash used for investing activities during 2010 was $80.3 million as compared to net cash used of $103.2 million in 2009. Capital expenditures were $81.3 million in 2010 compared to $99.8 million in 2009. The higher capital expenditures in 2009 were largely attributable to expenditures related to capital projects performed during the turnaround at one of our ethylene facilities in Lake Charles and the completion of our PVC pipe facility and PVC resin plant expansion in Yucca, Arizona and Calvert City, respectively. Capital expenditures in 2010 and the remaining capital expenditures in 2009 primarily related to maintenance, safety and environmental projects. We expect to incur capital expenditures related to environmental compliance of $3.8 million and $5.3 million in 2011 and 2012, respectively. A significant percentage of the 2011 and 2012 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. Other investing activities in 2010 included a $10.2 million investment in our natural gas liquids pipeline joint venture and proceeds of $9.5 million for the settlement of derivative instruments.

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

Financing Activities

Net cash provided by financing activities during 2010 was $181.7 million as compared to net cash provided of $23.0 million in 2009. The 2010 activity was primarily related to a $197.3 million draw-down of our restricted cash for use for eligible capital expenditures, which included the reimbursement of eligible capital expenditures incurred in prior years. Cash provided by financing activities was partially offset by the $16.0 million payment of cash dividends and $3.3 million of debt issuance costs associated with the issuance of our senior notes in July 2010 and December 2010. The 2009 activity was primarily related to a $38.9 million draw-down of our restricted cash, partially offset by the payment of cash dividends as well as fees incurred in connection with the issuance by the Authority of $5.0 million of the Initial Series 2009A Revenue Bonds under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”) and the amendment of our revolving credit facility.

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

Liquidity and Capital Resources

Liquidity and Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing. As we continue to manage our business through the current economic environment, we have maintained our focus on cost control and various initiatives designed to preserve cash and liquidity. Our cash flows remained positive in 2010 primarily due to the improvement in income from operations in 2010 as compared to 2009.

In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. The project would be funded with cash flow from operations, the net proceeds from certain of the revenue bonds of the Authority and if necessary, our revolving credit facility and other external financing.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended December 31, 2010, the fixed charge coverage ratio under our revolving credit facility was 2.2:1. The indenture governing our 6 5/8% senior notes due 2016, our 6 1/2% senior notes due 2029, our 6 3/4% senior notes due 2032, our 6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”) and our 6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”) (collectively, the “Senior Notes”), requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended December 31, 2010, this fixed charge coverage ratio was 12.7:1.

We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Despite the economic environment, our management believes that our revolving credit facility should be available up to our borrowing base, if needed. At December 31, 2010, the borrowing base of our credit facility was $392.3 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.

Cash and Restricted Cash

Total cash balances were $780.6 million at December 31, 2010, which included cash and cash equivalents of $630.3 million and restricted cash of $150.3 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of December 31, 2010, our long-term debt, including current maturities, totaled $764.5 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $100.0 million of 6 1/2% senior notes due 2029, $250.0 million of 6 3/4% senior notes due 2032, $89.0 million of 2035 GO Zone 6 1/2% Notes, $65.0 million of 2035 IKE Zone 6 1/2% Notes and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of December 31, 2010, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2010, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

In December 2010, the Authority completed the offering of $89.0 million of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the offering of the bonds, we entered into a loan agreement, dated as of November 1, 2010, with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond offering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, on December 2, 2010, we entered into a fourth supplemental indenture, dated as of December 2, 2010, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $89.0 million aggregate principal amount of our 2035 GO Zone 6 1/2% Notes to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 2035 GO Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 2035 GO Zone 6 1/2% Notes. As of December 31, 2010, we had drawn $35.2 million of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

Also in December 2010, the Authority completed the offering of $65.0 million of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008 (the “IKE Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the offering of the bonds, we entered into a loan agreement, dated as of November 1, 2010, with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond offering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parish of Calcasieu. To evidence and secure our obligations under the loan agreement, on December 2, 2010, we entered into a fifth supplemental indenture, dated as of December 2, 2010, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $65.0 million aggregate principal amount of our 2035 IKE Zone 6 1/2% Notes to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 2035 IKE Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 2035 IKE Zone 6 1/2% Notes. As of December 31, 2010, we had drawn $0.01 million of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu Parish.

In July 2010, the Authority completed the reoffering of $100.0 million of 6 1/2% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. This reoffering follows the issuance of the Initial Series 2009A Revenue Bonds in August 2009, which were subsequently repurchased by us to be included as part of the $100.0 million bond reoffering. The bonds are subject to optional redemption by the Authority upon the direction of the

Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the reoffering of the bonds, we entered into a loan agreement, dated as of July 2, 2010 (the “Loan Agreement”), with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond reoffering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the Loan Agreement, on July 2, 2010, we entered into a third supplemental indenture, dated as of July 2, 2010, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among us, the potential subsidiary guarantors party thereto and the trustee, and issued $100.0 million aggregate principal amount of our 6 1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the Loan Agreement. The 6 1/2% senior notes are unsecured and rank equally in right of payment with our other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 1/2% senior notes. As of December 31, 2010, we had drawn all the bond proceeds.

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

We have a $400.0 million senior secured revolving credit facility. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At December 31, 2010, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of December 31, 2010, we had outstanding letters of credit totaling $17.0 million and borrowing availability of $375.3 million under the revolving credit facility.

In December 2007, the Authority issued $250.0 million of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the issuance of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure our obligations under the loan agreement, we entered into a second supplemental indenture, by and among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $250.0 million aggregate principal amount of our 6 3/4% senior notes due 2032 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 3/4% senior notes. As of December 31, 2010, we had drawn $218.4 million of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

In January 2006, we issued $250.0 million aggregate principal amount of 6 5/8% senior notes due 2016. The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $0.8 million. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require us to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 5/8% senior notes.

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0635 per share). The Senior Notes indenture does not allow distributions in excess of $100.0 million unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended December 31, 2010, the fixed charge coverage ratio under the Senior Notes indenture was 12.7:1. The amount allowed under this restriction was $556.8 million at December 31, 2010.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended December 31, 2010, the fixed charge coverage ratio under the revolving credit facility was 2.2:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2010 and 2009 was 0.45% and 0.37%, respectively.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2010 relating to long-term debt, operating leases, pension benefits funding, post-retirement healthcare benefits, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges, liabilities for uncertain tax positions and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$764.5	$—	$—	$—	$764.5
Operating leases	103.0	23.3	34.4	18.3	27.0
Pension benefits funding	4.7	4.0	0.7	—	—
Post-retirement healthcare benefits	18.4	1.6	4.0	4.6	8.2
Unconditional purchase obligations	88.1	36.3	28.1	21.1	2.6
Interest payments	829.7	50.0	100.0	100.0	579.7

Total	$1,808.4	$115.2	$167.2	$144.0	$1,382.0

Other Commercial Commitments
Standby letters of credit	$17.0	$17.0	$—	$—	$—

Long-Term Debt. Long-term debt consists of the 6 5/8% senior notes due 2016, the 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes, the 2035 IKE Zone 6 1/2% Notes and the tax-exempt waste disposal revenue bonds.

Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Pension Benefits Funding. We have noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. We expect to contribute approximately $4.0 million and $0.7 million in 2011 and 2012, respectively, for plan years 2010 and 2011. Funding requirements for our defined benefit pension plans have not been determined for plan years 2012 and beyond. Due to the uncertainty of the funding, no amounts with respect to such plan years have been included in the table above. Long-term liabilities for pension benefits were $21.2 million as of December 31, 2010. See the discussion in Note 7 to the consolidated financial statements for more information.

Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 7 to the consolidated financial statements for more information.

Unconditional Purchase Obligations. We are party to various unconditional obligations, primarily to purchase products and services, including commitments to purchase various utilities, nitrogen, oxygen, product storage and pipeline usage. We also have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2010 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $5.7 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to revenue recognition, long-lived assets, accruals for long-term employee benefits, inventories, accounts receivable, income taxes and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the audited consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

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

The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $128.7 million, $123.2 million and $111.9 million in 2010, 2009 and 2008, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. There were no planned major maintenance activities in 2010. In 2009, we completed a turnaround at one of our ethylene units in Lake Charles. In 2008, we completed a turnaround at our styrene facility in Lake Charles. Total costs deferred on these turnarounds were $20.3 million in 2009 and $16.5 million in 2008. Amortization in 2010, 2009 and 2008 of previously deferred turnaround costs was $15.0 million, $15.1 million and $11.2 million, respectively. As of December 31, 2010, deferred turnaround costs, net of accumulated amortization, totaled $35.4 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 4 and 5 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2010, our recorded goodwill was $30.0 million, all of which was associated with the acquisition of our Longview facilities. In addition, we record all derivative instruments and pension plan assets at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 7, 10 and 11 to the consolidated financial statements for more information.

Long-Term Employee Benefit Costs. Our costs for long-term employee benefits, particularly pension and postretirement medical and life benefits, are incurred over long periods of time and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties and is sensitive to changes in those assumptions. It is our responsibility, often with the assistance of independent experts, to select assumptions that represent the best estimates of those uncertainties. It is also our responsibility to review those assumptions periodically and, if necessary, adjust the assumptions to reflect changes in economic or other factors.

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2010, the projected pension benefit obligation was calculated using an assumed weighted average discount rate of 5.3%. The discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. Even with the increase in the value of plan assets that occurred during 2010, we expect funding requirements for the pension plans to increase in 2011 as a result of our accumulated benefit obligation at December 31, 2010. Additional information on the 2011 funding requirements and key assumptions underlying these benefit costs appear in Note 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 18 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. However, at December 31, 2010, we had no open derivative positions as all our derivative contracts had been settled prior to December 31, 2010. Additional information concerning derivative commodity instruments appears in Note 10 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2010, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2010) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2010 was 0.45%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2010, we had $754.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2010 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2011

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$630,299	$245,592
Accounts receivable, net	362,863	339,796
Inventories, net	450,028	369,417
Prepaid expenses and other current assets	15,482	7,074
Deferred income taxes	17,288	26,499

Total current assets	1,475,960	988,378
Property, plant and equipment, net	1,170,334	1,194,311
Equity investments	46,314	33,925
Restricted cash	150,288	101,149
Other assets, net	111,248	128,593

Total assets	$2,954,144	$2,446,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$204,774	$179,130
Accrued liabilities	118,804	107,436

Total current liabilities	323,578	286,566
Long-term debt	764,482	515,400
Deferred income taxes	315,518	309,618
Other liabilities	45,496	49,790

Total liabilities	1,449,074	1,161,374

Commitments and contingencies (Notes 6 and 18)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,256,144 and 65,979,951 shares issued and outstanding in 2010 and 2009, respectively	663	660
Additional paid-in capital	452,703	442,469
Retained earnings	1,058,737	853,358
Accumulated other comprehensive income
Benefits liability, net of tax	(12,328)	(15,856)
Cumulative translation adjustment	5,295	4,351

Total stockholders’ equity	1,505,070	1,284,982

Total liabilities and stockholders’ equity	$2,954,144	$2,446,356

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands of dollars, except share amounts and per share data)
Net sales	$3,171,787	$2,325,723	$3,692,353
Cost of sales	2,689,104	2,130,595	3,622,985

Gross profit	482,683	195,128	69,368
Selling, general and administrative expenses	104,319	87,871	98,908

Income (loss) from operations	378,364	107,257	(29,540)
Other income (expense)
Interest expense	(39,875)	(34,957)	(33,957)
Other income, net	4,471	6,453	5,475

Income (loss) before income taxes	342,960	78,753	(58,022)
Provision for (benefit from) income taxes	121,567	25,758	(28,479)

Net income (loss)	$221,393	$52,995	$(29,543)

Earnings (loss) per common share:
Basic	$3.35	$0.80	$(0.45)

Diluted	$3.34	$0.80	$(0.45)

Weighted average shares outstanding:
Basic	66,139,206	65,914,404	65,623,764
Diluted	66,342,995	66,012,693	65,623,764

Dividends per common share	$0.2420	$0.2200	$0.2050

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Benefits Liability Net of Tax	Cumulative Foreign Currency Exchange	Total
	(in thousands of dollars, except share amounts)
Balances at December 31, 2007	65,487,119	$655	$431,197	$857,872	$(9,234)	$6,180	$1,286,670
Net loss	—	—	—	(29,543)	—	—	(29,543)
Other comprehensive loss	—	—	—	—	(4,105)	(4,892)	(8,997)

Total comprehensive loss							(38,540)
Stock options exercised	14,899	—	208	—	—	—	208
Stock-based compensation, net of tax on stock options exercised	156,124	2	4,176	—	—	—	4,178
Dividends paid	—	—	—	(13,456)	—	—	(13,456)

Balances at December 31, 2008	65,658,142	657	435,581	814,873	(13,339)	1,288	1,239,060
Net income	—	—	—	52,995	—	—	52,995
Other comprehensive income	—	—	—	—	(2,517)	3,063	546

Total comprehensive income							53,541
Stock options exercised	55,401	—	879	—	—	—	879
Stock-based compensation, net of tax on stock options exercised	266,408	3	6,009	—	—	—	6,012
Dividends paid	—	—	—	(14,510)	—	—	(14,510)

Balances at December 31, 2009	65,979,951	660	442,469	853,358	(15,856)	4,351	1,284,982
Net income	—	—	—	221,393	—	—	221,393
Other comprehensive income	—	—	—	—	3,528	944	4,472

Total comprehensive income							225,865
Stock options exercised	173,014	2	3,745	—	—	—	3,747
Stock-based compensation, net of tax on stock options exercised	103,179	1	6,489	—	—	—	6,490
Dividends paid	—	—	—	(16,014)	—	—	(16,014)

Balances at December 31, 2010	66,256,144	$663	$452,703	$1,058,737	$(12,328)	$5,295	$1,505,070

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands of dollars)
Cash flows from operating activities
Net income (loss)	$221,393	$52,995	$(29,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	128,732	123,199	111,926
Provision for doubtful accounts	917	1,970	15,282
Amortization of debt issue costs	2,154	1,461	954
Stock-based compensation expense	6,164	5,638	4,178
Loss from disposition of fixed assets	581	2,711	4,900
Gain on involuntary conversion of assets	—	(455)	—
Deferred income taxes	14,153	31,207	(13,879)
Equity in income of joint ventures	(2,212)	(3,818)	(621)
Changes in operating assets and liabilities
Accounts receivable	(33,478)	5,667	148,852
Inventories	(80,611)	(41,450)	199,904
Prepaid expenses and other current assets	(7,217)	(236)	7,394
Accounts payable	25,644	67,044	(202,865)
Accrued liabilities	9,910	8,308	(27,183)
Other, net	(2,846)	(18,719)	(33,210)

Net cash provided by operating activities	283,284	235,522	186,089

Cash flows from investing activities
Additions to property, plant and equipment	(81,269)	(99,769)	(172,561)
Additions to equity investments	(10,177)	—	—
Acquisition of business	—	(6,297)	—
Proceeds from disposition of assets	914	3,255	808
Proceeds from involuntary conversion of assets	—	484	—
Proceeds from repayment of loan to affiliate	763	—	—
Settlements of derivative instruments	9,494	(859)	(199)

Net cash used for investing activities	(80,275)	(103,186)	(171,952)

Cash flows from financing activities
Proceeds from exercise of stock options	3,745	879	208
Dividends paid	(16,014)	(14,510)	(13,456)
Proceeds from borrowings	—	—	851,635
Repayments of borrowings	—	—	(852,812)
Utilization of restricted cash	197,298	38,851	68,248
Capitalized debt issuance costs	(3,331)	(2,203)	(2,635)

Net cash provided by financing activities	181,698	23,017	51,188

Net increase in cash and cash equivalents	384,707	155,353	65,325
Cash and cash equivalents at beginning of the year	245,592	90,239	24,914

Cash and cash equivalents at end of the year	$630,299	$245,592	$90,239

Supplemental cash flow information
Cash paid (refunded) during the year for:
Interest paid (net of interest capitalized)	$33,980	$33,394	$33,622
Income taxes paid (refunded)	108,218	(40,741)	42,683
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$—	$4,900	$—
Proceeds from borrowings related to the 6 1/2% tax-exempt revenue bonds due 2029 (in restricted cash)	93,943	—	—
Proceeds from borrowings related to the GO Zone 6 1/2% tax-exempt revenue bonds due 2035 (in restricted cash)	87,940	—	—
Proceeds from borrowings related to the IKE Zone 6 1/2% tax-exempt revenue bonds due 2035 (in restricted cash)	64,209	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

Westlake Chemical Corporation (the “Company”) operates as an integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated PVC building products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China but accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. In addition, the Company has a 50% ownership interest in a natural gas liquids pipeline joint venture and accounts for its interest in this joint venture using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were $13,604 as of December 31, 2010.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $22, $123 and $3,198 for the years ended December 31, 2010, 2009 and 2008, respectively. Repair and maintenance costs are charged to operations as incurred.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The accounting guidance for asset retirement obligations requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs, when there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. The Company has conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of the Company’s manufacturing facilities. However, no asset retirement obligations have been recognized because the fair value of the conditional legal obligation cannot be measured due to the indeterminate settlement date of the obligation. Settlement of these conditional asset retirement obligations is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any individual reporting period.

Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	25
Plant and equipment	25
Ethylene pipeline	35
Other	3-10

Fair Value Estimates

The Company develops estimates of fair value to allocate the purchase prices paid to acquire businesses to the assets acquired and liabilities assumed in those acquisitions, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments and pension plan assets. The Company uses all available information to make these fair value determinations, including the engagement of third-party consultants.

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

Impairment of Intangible Assets

The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2010, the Company’s recorded goodwill was $29,990, all of which was associated with the acquisition of the Company’s Longview facilities in 2006, which is reflected in the Olefins segment. The annual impairment test for the recorded goodwill was performed as of October 31, 2010. The Company’s impairment test indicated that its goodwill was not impaired. In addition, there has been no impairment of the goodwill since it was initially recorded.

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from the cash and cash equivalents category on the Company’s balance sheet. As indicated in Note 6, the proceeds of the 6 1/2% senior

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

notes due 2029 and 2035 and the 6 3/4% senior notes due 2032 issued by the Company, along with their accrued interest income, remain with a trustee, and are classified on the Company’s balance sheet as a non-current asset until such time as the Company submits a request for reimbursement of qualifying amounts spent for facilities in Louisiana.

Turnaround Costs

The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from 3 to 6 years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2010 and 2009, the net exchange balance of $950 and $8,345 was included in accounts receivable, net and accounts payable, respectively.

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

During 2010, 2009 and 2008, the Company did not designate any of its commodity derivative instruments as hedges. Consequently, gains and losses from changes in the fair value of all the commodity derivative instruments used in 2010, 2009 and 2008 were included in earnings.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt at December 31, 2010 differs from the carrying value due to the Company’s fixed rate

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 11 for more information on the fair value of financial instruments.

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

Consolidation

In January 2010, the FASB issued an accounting standards update on the accounting and reporting for decreases in ownership of a subsidiary. The new accounting guidance clarified and broadened the scope for partial sales and deconsolidation events to include groups of assets that are businesses or are nonprofit activities and transfers of a business to a joint venture or to an equity method investee even when the transfer is in exchange for an interest in those entities. The new accounting guidance also requires additional disclosures on the deconsolidation of a subsidiary or derecognition of a group of assets within its scope. The accounting guidance was effective upon issuance. The Company has adopted the new guidance, and it did not have an impact on the Company’s consolidated financial position or results of operations.

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

Subsequent Events

In February 2010, the FASB issued an accounting standards update on subsequent events. The new accounting guidance removes the requirement for an SEC filer to disclose the date in both issued and revised financial statements through which it has evaluated subsequent events. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of United States generally accepted accounting principles. The accounting guidance was effective upon issuance. The Company has adopted the new guidance, and it did not have an impact on the Company’s consolidated financial position or results of operations.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued an accounting standards update that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new accounting guidance also requires disclosures for both the financing receivables and the related allowance for credit losses at more disaggregated levels. The accounting standards update is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted the new guidance, and it did not have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2010	2009
Trade customers	$353,035	$307,298
Affiliates	475	1,408
Allowance for doubtful accounts	(9,710)	(9,167)

	343,800	299,539
Federal and state taxes	15,499	20,098
Other	3,564	20,159

Accounts receivable, net	$362,863	$339,796

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

3. Inventories

Inventories consist of the following at December 31:

	2010	2009
Finished products	$220,426	$198,091
Feedstock, additives, and chemicals	189,007	133,547
Materials and supplies	47,897	45,023

	457,330	376,661
Allowance for inventory obsolescence	(7,302)	(7,244)

Inventories, net	$450,028	$369,417

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2010	2009
Land	$12,897	$12,985
Building and improvements	129,881	128,280
Plant and equipment	1,963,186	1,918,425
Other	133,241	117,165

	2,239,205	2,176,855
Less: Accumulated depreciation	(1,098,792)	(1,005,963)

	1,140,413	1,170,892
Construction in progress	29,921	23,419

Property, plant and equipment, net	$1,170,334	$1,194,311

Depreciation expense on property, plant and equipment of $105,744, $100,333 and $93,137 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company assessed certain of its Vinyls segment PVC building products assets, with carrying value of $109,751, for potential impairment in December 2010, and the Company’s analysis concluded that these assets were not impaired. The future cash flows used to test the recoverability of these PVC building products assets for the impairment analysis were calculated using an undiscounted cash flow methodology. The undiscounted cash flow projections were based on 15 year forecasts beginning in 2011, in order to reflect the estimated useful lives of the assets. The forecast was based on sales volume trends and margins developed by management considering historical data. While the Company believes its estimates of undiscounted future cash flows used in performing the impairment test are appropriate, different assumptions regarding such cash flows could materially affect the evaluation.

Under the undiscounted cash flow methodology, even if the future cash flows of the PVC building products assets assessed for impairment decreased in excess of 20%, they would not be impaired.

Due to the negative impact of the economic downturn and continuing weakness in the U.S. construction markets on the demand for the Company’s downstream PVC building products, the Company recorded asset impairments in 2009 related to two closed PVC pipe facilities. See Note 16 for more information.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

5. Other Assets

Other assets consist of the following at December 31:

	2010			2009			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology licenses	$44,762	$(39,763)	$4,999	$44,533	$(37,108)	$7,425	13
Patents	6,503	(2,655)	3,848	6,503	(2,005)	4,498	10
Customer relationships	17,649	(5,544)	12,105	17,649	(4,186)	13,463	13
Goodwill	29,990	—	29,990	29,990	—	29,990
Other	1,161	—	1,161	1,161	—	1,161

Total intangible assets	100,065	(47,962)	52,103	99,836	(43,299)	56,537
Notes receivable from affiliate	3,575	—	3,575	5,529	—	5,529
Turnaround costs	85,307	(49,864)	35,443	84,873	(35,924)	48,949	5
Debt issuance cost	17,930	(7,307)	10,623	15,170	(5,723)	9,447	10
Other, net	19,444	(9,940)	9,504	14,855	(6,724)	8,131	4

Other assets, net	$226,321	$(115,073)	$111,248	$220,263	$(91,670)	$128,593

Amortization expense on other assets of $25,142, $24,327 and $19,743 is included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Scheduled amortization of intangible assets for the next five years is as follows: $3,181, $3,048, $3,046, $2,507 and $2,507 in 2011, 2012, 2013, 2014 and 2015, respectively.

The annual impairment test for the recorded goodwill was performed as of October 31, 2010. The Company’s impairment test indicated that its goodwill was not impaired. The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2011 to 2019, to reflect the cyclicality of the Company’s olefins business. The forecast was based on (1) prices and spreads projected by Chemical Market Associates, Inc. (“CMAI”), a global source of market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including our strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

6. Long-Term Debt

Long-term debt consists of the following at December 31:

	2010	2009
6 5/8% senior notes due 2016	$249,593	$249,511
6 1/2% senior notes due 2029	100,000	—
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	—
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	—	5,000

Long-term debt	$764,482	$515,400

In December 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (the “Authority”), a political subdivision of the State of Louisiana, completed the offering of $89,000 of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the offering of the bonds, the Company entered into a loan agreement, dated as of November 1, 2010, with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the loan agreement, on December 2, 2010, the Company entered into a fourth supplemental indenture, dated as of December 2, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among the Company, the potential subsidiary guarantors party thereto and the trustee, and issued $89,000 aggregate principal amount of the Company’s 2035 GO Zone 6 1/2% Notes to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 2035 GO Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 5/8% senior notes due 2016, the 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes (collectively, the “Senior Notes”) in excess of $5,000 are guarantors of the 2035 GO Zone 6 1/2% Notes. As of December 31, 2010, we had drawn $35,230 of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Also in December 2010, the Authority completed the offering of $65,000 of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008 (the “IKE Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the offering of the bonds, the Company entered into a loan agreement, dated as of November 1, 2010, with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parish of Calcasieu. To evidence and secure the Company’s obligations under the loan agreement, on December 2, 2010, the Company entered into a fifth supplemental indenture, dated as of December 2, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among the Company, the potential subsidiary guarantors party thereto and the trustee, and issued $65,000 aggregate principal amount of the Company’s 2035 IKE Zone 6 1/2% Notes to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 2035 IKE Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 2035 IKE Zone 6 1/2% Notes. As of December 31, 2010, we had drawn $12 of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu Parish.

In July 2010, the Authority completed the reoffering of $100,000 of 6 1/2% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. This reoffering follows the issuance by the Authority of $5,000 of variable rate tax-exempt revenue bonds due August 1, 2029 (the “Initial Series 2009A Revenue Bonds”) in August 2009, which were subsequently repurchased by the Company to be included as part of the $100,000 bond reoffering. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the reoffering of the bonds, the Company entered into a loan agreement, dated as of July 2, 2010 (the “Loan Agreement”), with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the bond reoffering were loaned by the Authority

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the Loan Agreement, on July 2, 2010, the Company entered into a third supplemental indenture, dated as of July 2, 2010, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the senior indenture, dated as of January 1, 2006, by and among the Company, the potential subsidiary guarantors party thereto and the trustee, and issued $100,000 aggregate principal amount of the Company’s 6 1/2% senior notes due 2029 to be held by the bond trustee pursuant to the terms and provisions of the Loan Agreement. The 6 1/2% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 1/2% senior notes. As of December 31, 2010, the Company had drawn all the bond proceeds.

In August 2009, the Authority issued $5,000 of variable rate tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act (the “Initial Series 2009A Revenue Bonds”). The bond proceeds, net of expenses, from this issuance were lent by the Authority to the Company under a loan agreement pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the Initial Series 2009A Revenue Bonds and certain other amounts to the Authority. The Initial Series 2009A Revenue Bonds were subsequently repurchased by the Company in July 2010 to be included as part of the $100,000 bond reoffering completed in July 2010. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds were backed by an irrevocable $5,100 letter of credit in favor of The Bank of New York Mellon Trust Company, N.A., as trustee for the Initial Series 2009A Revenue Bonds. Prior to the July 2010 repurchase, the Initial Series 2009A Revenue Bonds bore interest at a floating rate which was set weekly via a remarketing arrangement. Prior to the July 2010 repurchase, the net proceeds from the issuance of the Initial Series 2009A Revenue Bonds, plus interest income, were classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash.

The Company has a $400,000 senior secured revolving credit facility. In February 2009, the Company amended its revolving credit facility to allow the Company to make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0:1 if the Company maintains at least $125,000 to $200,000 (depending on the amount of distributions and acquisition payments) of borrowing availability, including cash, under the credit facility. At December 31, 2010, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of December 31, 2010, the Company had outstanding letters of credit totaling $17,012 and borrowing availability of $375,336 under the revolving credit facility.

In December 2007, the Authority issued $250,000 of 6 3/4% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason. In connection with the issuance of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The proceeds from the bond offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of the Company’s facilities in the Louisiana Parishes of Calcasieu and Ascension. To evidence and secure the Company’s obligations under the loan agreement, the Company entered into a second supplemental indenture, by and among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, and issued $250,000 aggregate principal amount of the Company’s 6 3/4% senior notes due 2032 to be held by the bond trustee pursuant to the terms and provisions of the loan agreement. The 6 3/4% senior notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 3/4% senior notes. As of December 31, 2010, the Company had drawn $218,352 of the bond proceeds. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain the Company’s facilities in Calcasieu and Ascension Parishes.

In January 2006, the Company issued $250,000 of aggregate principal amount of 6 5/8% senior notes due 2016. The 6 5/8% senior notes are unsecured and were issued with an original issue discount of $815. There is no sinking fund and no scheduled amortization of the notes prior to maturity. The notes are subject to redemption and the holders may require the Company to repurchase the notes upon a change of control. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 5/8% senior notes.

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company’s fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.0635 per share). The Senior Notes indenture does not allow distributions in excess of $100,000 unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended December 31, 2010, the fixed charge coverage ratio under the Senior Notes indenture was 12.7:1. The amount allowed under this restriction was $556,790 at December 31, 2010.

The Company’s revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, the fixed charge coverage ratio is at least 1.0:1, provided that the Company may also make distributions and specified acquisitions when the fixed charge coverage ratio falls below 1.0:1 but the Company maintains at least $125,000 to $200,000 (depending on the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended December 31, 2010, the fixed charge coverage ratio under the revolving credit facility was 2.2:1. No other agreements require the Company to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict the Company’s ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company’s construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2010 and 2009 was 0.45% and 0.37%, respectively.

The weighted average interest rate on all long-term debt was 6.5% at December 31, 2010 and 2009.

As of December 31, 2010, the Company had no maturities of long-term debt until 2016.

7. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. Beginning January 1, 2008, the Company matches 100% of an employee’s contribution up to the first 4% of such employee’s compensation. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2010, 2009 and 2008, the Company charged approximately $4,556, $4,450 and $4,591, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2010, 2009 and 2008, the Company charged approximately $5,562, $5,173 and $4,016, respectively, to expense for these contributions.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Details of the changes in benefit obligations, plan assets and funded status of the Company’s pension and post-retirement healthcare plans are as follows:

	Pension Benefits		Post-retirement Healthcare
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$52,059	$42,315	$21,048	$20,145
Service cost	938	842	45	85
Interest cost	2,751	2,465	919	1,067
Amendments	—	1,484	—	—
Actuarial loss (gain)	326	6,652	(656)	1,039
Benefits paid	(2,041)	(1,699)	(1,309)	(1,288)

Benefit obligation, end of year	$54,033	$52,059	$20,047	$21,048

Change in plan assets
Fair value of plan assets, beginning of year	$28,580	$24,250	$—	$—
Actual return	3,782	4,500	—	—
Employer contribution	2,546	1,529	1,309	1,288
Benefits paid	(2,041)	(1,699)	(1,309)	(1,288)

Fair value of plan assets, end of year	$32,867	$28,580	$—	$—

Funded status, end of year	$(21,166)	$(23,479)	$(20,047)	$(21,048)

Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$—	$—	$(1,590)	$(1,367)
Noncurrent liabilities	(21,166)	(23,479)	(18,457)	(19,681)

Net amount recognized	$(21,166)	$(23,479)	$(20,047)	$(21,048)

Amounts recognized in accumulated other comprehensive income
Net loss	$15,791	$18,915	$2,825	$3,532
Transition obligation	—	—	114	228
Prior service cost	1,187	1,484	404	616

Total before tax (1)	$16,978	$20,399	$3,343	$4,376

(1)	For 2010, after-tax totals for pension benefits and post-retirement healthcare benefits were $10,300 and $2,028, respectively. The sum of these amounts ($12,328) is reflected in stockholders’ equity as accumulated other comprehensive income. For 2009, after-tax totals for pension benefits and post-retirement healthcare benefits were $13,055 and $2,801, respectively. The sum of these amounts ($15,856) is reflected in stockholders’ equity as accumulated other comprehensive income.

The Pension Protection Act of 2006 (the “Pension Protection Act”) established a relationship between a qualified pension plan’s funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan’s funded status is less than certain threshold levels. For the 2010 plan year, the funded status for the Company’s pension plans are in the 61% to 80% range. Accordingly, the Company’s pension plans are currently restricted from increasing plan benefits, unless the cost of the plan amendment is fully funded by the Company prior to the effective date of the benefit

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

increase. In 2009, the Company amended the pension plan for wage employees to increase, over a three year period, the monthly benefit multiplier used to compute plan benefits. During 2010, the Company fully funded the benefit increase for the current year prior to the effective date of the benefit increase, so the plan remains in compliance with the Pension Protection Act’s benefit restriction requirements.

Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	Pension Benefits
	2010	2009
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$54,033	$52,059
Accumulated benefit obligation	49,602	46,998
Fair value of plan assets	32,867	28,580

	Pension Benefits			Post-retirement Healthcare
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$938	$842	$986	$45	$85	$101
Interest cost	2,751	2,465	2,374	919	1,067	1,096
Expected return on plan assets	(1,935)	(1,652)	(2,483)	—	—	—
Net amortization	1,899	1,646	866	377	427	504

Net periodic benefit cost	$3,653	$3,301	$1,743	$1,341	$1,579	$1,701

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(1,521)	$3,804	$8,030	$(656)	$1,039	$(485)
Prior service cost	—	1,484	—	—	—	—
Amortization of net loss	(1,602)	(1,381)	(548)	(51)	(101)	(178)
Amortization of transition obligation	—	—	—	(114)	(114)	(114)
Amortization of prior service cost	(297)	(265)	(318)	(212)	(212)	(212)

Total recognized in OCI	$(3,420)	$3,642	$7,164	$(1,033)	$612	$(989)

Total net periodic benefit cost and OCI	$233	$6,943	$8,907	$308	$2,191	$712

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2011 are expected to be $297 and $1,215, respectively. The estimated transition obligation, prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2011 are expected to be $114, $186 and $112, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension and post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	5.3%	5.5%	6.0%	4.5%	5.0%	5.8%
Expected return on plan assets	7.0%	7.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	5.5%	6.0%	5.8%	5.0%	5.8%	5.5%
Expected return on plan assets	7.0%	7.0%	8.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company’s pension plans assets at December 31, by asset category, are as follows:

	2010			2009
	Level 2	Level 3	Total	Level 2	Level 3	Total
Bank collective trust funds—Equity securities
Large-cap index funds (1)	$15,007	$—	$15,007	$10,217	$—	$10,217
Small-cap index funds (2)	3,220	—	3,220	3,942	—	3,942
International index funds (3)	3,216	—	3,216	4,605	—	4,605
Bank collective trust funds—Fixed income:
Bond index funds (4)	10,957	—	10,957	9,625	—	9,625
Short term investment funds	—	467	467	—	191	191

	$32,400	$467	$32,867	$28,389	$191	$28,580

(1)	Over 90% of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Over 95% of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)	At least 90% of the assets of these funds are invested in international companies in developed markets (excluding the U.S. and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.

Because of the immaterial amount of the Company’s Level 3 pension plans assets, no summary of changes in the fair value of Level 3 pension plans assets is presented.

The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $2,134 for the salaried pension plan and approximately $1,816 for the wage pension plan in 2011.

The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$2,231	$1,590
Year 2	2,460	1,896
Year 3	2,716	2,132
Year 4	2,969	2,325
Year 5	3,180	2,273
Years 6 to 10	18,566	8,198

8. Stockholders’ Equity

The Company’s board of directors has declared a regular quarterly dividend to holders of its common stock aggregating $16,014, $14,510 and $13,456 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

9. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a ten year term and vest either (1) ratably on an annual basis over a three to five year period or (2) in one-half increments on the five year and nine and one-half year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five year period, (2) at the end of a three year period or (3) in one-half increments on the five year and nine and one-half year anniversaries of the award date. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2010, 2009 and 2008, the total recognized stock-based compensation expense related to the 2004 Plan was $6,164, $5,638 and $4,178, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Option activity and changes during the year ended December 31, 2010 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,361,887	$21.29
Granted	232,371	20.93
Exercised	(173,014)	21.67
Cancelled	(106,720)	25.84

Outstanding at December 31, 2010	1,314,524	$20.81	7.2	$29,789

Exercisable at December 31, 2010	469,164	$20.14	6.2	$10,945

For options outstanding at December 31, 2010, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 – $19.29	710,617	7.2
$20.53 – $27.24	301,600	8.4
$30.07 – $43.43	302,307	6.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s common stock. For the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of options exercised was $1,835, $485 and $98, respectively.

As of December 31, 2010, $3,885 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. Income tax benefits of $214, $155 and $34 were realized from the exercise of stock options during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Year Ended December 31,
	2010	2009	2008
Weighted average fair value	$8.31	$5.67	$7.52
Risk-free interest rate	2.9%	2.8%	5.0%
Expected life in years	6	6 – 7	6 – 7
Expected volatility	41.8%	42.5%	35.0%
Expected dividend yield	1.1%	1.5%	1.0%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	616,716	$21.11
Granted	161,462	21.04
Vested	(65,654)	30.50
Forfeited	(58,283)	23.21

Non-vested at December 31, 2010	654,241	$19.97

As of December 31, 2010, there was $5,368 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1,427, $246 and $376, respectively.

10. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. In 2010, 2009 and 2008, due to the short-term nature of the commitments and associated derivative instruments, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in 2010, 2009 and 2008 were included in earnings.

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

Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels. The following table summarizes the classification of risk management assets and liabilities by fair value measurement level at December 31:

	2010			2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$47	$—	$47	$8,696	$7,543	$16,239
Risk management liabilities	46	—	46	4,243	5,247	9,490

There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the year ended December 31, 2010.

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,		Balance Sheet Location	Fair Value as of December 31,
		2010	2009		2010	2009
Commodity contracts	Accounts receivable, net	$47	$16,239	Accrued liabilities	$46	$9,490

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2010	2009	2008
		Gain	Gain	Loss
Commodity contracts	Cost of sales	$69	$5,347	$(9,386)

See Note 11 for the fair value of the Company’s derivative instruments.

11. Fair Value of Financial Instruments

The carrying and fair values of the Company’s derivative commodity instruments and financial instruments at December 31 are summarized below:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Natural gas forward contracts	$1	$1	$9,039	$9,039
Crude oil forward contracts	—	—	(4,586)	(4,586)
Other forward contracts	—	—	2,296	2,296

Financial Instruments:
6 5/8% senior notes due 2016	$249,593	$258,438	$249,511	$248,750
6 1/2% senior notes due 2029	100,000	99,875	—	—
6 3/4% senior notes due 2032	250,000	251,925	250,000	254,790
2035 GO Zone 6 1/2% Notes	89,000	88,653	—	—
2035 IKE Zone 6 1/2% Notes	65,000	64,905	—	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
Loan related to tax-exempt series 2009A revenue bonds due 2029	—	—	5,000	5,000

12. Other Income, net

Other income, net consists of the following:

	Year Ended December 31,
	2010	2009	2008
Management services	$850	$823	$902
Interest income	1,510	1,382	4,560
Franchise taxes	(754)	(585)	(549)
Equity in income of joint ventures	2,212	3,818	621
Other	653	1,015	(59)

	$4,471	$6,453	$5,475

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

13. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$339,382	$72,079	$(53,488)
Foreign	3,578	6,674	(4,534)

	$342,960	$78,753	$(58,022)

The Company’s provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$97,822	$(3,049)	$(13,990)
State	8,128	(2,306)	308
Foreign	1,464	(94)	(918)

	107,414	(5,449)	(14,600)

Deferred
Federal	7,083	29,824	(8,920)
State	6,829	660	(4,330)
Foreign	241	723	(629)

	14,153	31,207	(13,879)

Total provision (benefit)	$121,567	$25,758	$(28,479)

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense is as follows:

	Year Ended December 31,
	2010	2009	2008
Provision for (benefit from) federal income tax at statutory rate	$120,036	$27,563	$(20,308)
State income tax provision net of federal income tax effect	9,372	462	(693)
Tax benefit	—	—	(1,636)
Foreign tax	1,705	629	(1,547)
Foreign earnings	(1,252)	(2,336)	1,587
Manufacturing deduction	(8,750)	—	—
Tax exempt interest income	—	(34)	(1,040)
Contingent tax liability	(411)	(1,004)	(5,418)
Other, net	867	478	576

	$121,567	$25,758	$(28,479)

The 2008 tax benefit resulted from a reduction in deferred taxes due to a change in apportionment ratios upon the reorganization of several subsidiaries. The 2008 contingent tax liability is for federal and state contingent liabilities released due to the related statutes of limitations expiring and audit settlements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2010	2009
Net operating loss carryforward	$15,018	$14,599
Credit carryforward	1,729	3,335
Accruals	24,693	24,864
Allowance for doubtful accounts	878	803
Inventories	6,893	7,942
Other	6,119	4,931

Deferred taxes assets—total	55,330	56,474

Property, plant and equipment	(328,635)	(314,607)
Turnaround costs	(13,091)	(18,129)
Other	(795)	405

Deferred tax liabilities—total	(342,521)	(332,331)

Valuation allowance	(11,039)	(7,262)

Total net deferred tax liabilities	$(298,230)	$(283,119)

Balance sheet classifications
Current deferred tax asset	$17,288	$26,499
Deferred tax liability	(315,518)	(309,618)

Total net deferred tax liabilities	$(298,230)	$(283,119)

At December 31, 2010, the Company had state net operating loss carryforwards of approximately $320,857 which will expire in varying amounts between 2012 and 2030 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a state net operating loss valuation allowance has been recorded. The valuation allowance increased by $3,777 in 2010 due to additional current year state losses not expected to be realized.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $20,881 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. The types of events that would cause the earnings to be subject to tax are a taxable remittance or restructuring. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

The gross unrecognized tax benefits at December 31 are as follows:

	2010	2009	2008
Beginning balance	$4,873	$5,054	$9,472
Additions based on tax position related to current year	—	678	—
(Reductions) additions for tax positions for prior years	(26)	711	—
Reductions due to tax settlements	(1,389)	—	(2,198)
Reductions due to statutes of limitations expiring	(317)	(1,570)	(2,220)

Ending balance	$3,141	$4,873	$5,054

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Management anticipates no material reductions to the total amount of gross unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. Accrued gross interest and penalties related to uncertain tax positions was $10 and $296 for the years ended December 31, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. During the first quarter of 2010, the Internal Revenue Service completed the audit of the Company for the 2007 tax year resulting in no material adjustments.

14. Earnings (Loss) per Share

As a result of an accounting standards update on earnings per share that became effective on January 1, 2009, the Company’s restricted stock is required to be included in the computation of basic earnings per share as such shares are considered participating securities. Accordingly, the weighted average shares for the year ended December 31, 2008 have been retrospectively adjusted. The loss per share calculation for the year ended December 31, 2008 has also been amended to reflect the new computation. The change in the calculation for the year ended December 31, 2008 was insignificant and did not change the originally reported basic and diluted loss per share of $0.45.

There are no adjustments to “Net income (loss)” for the diluted earnings (loss) per share computations.

The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares—basic	66,139,206	65,914,404	65,623,764
Plus incremental shares from:
Assumed exercise of options	203,789	98,289	—

Weighted average common shares—diluted	66,342,995	66,012,693	65,623,764

Excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2009 are options to purchase 433,403 and 536,644 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares. As the Company recognized a net loss for the year ended December 31, 2008, all outstanding options to purchase shares of common stock were excluded from the computation of diluted loss per share because they were considered to be antidilutive.

15. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2010, 2009 and 2008, the Company incurred and paid lease payments of approximately $1,549, $1,469 and $1,495, respectively.

In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. Interest on the debt accrues at LIBOR plus

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

2%. Previously, the Company loaned this same affiliate $5,150. In 2010, the Company received interest and principal payments of $934 and $763, respectively. No interest or principal payments were received in 2009 or 2008. As of December 31, 2010, the notes receivable balances of $1,192 and $3,575 are included in prepaid expenses and other current assets and other assets, net, respectively, in the accompanying consolidated balance sheets.

During the years ended December 31, 2009 and 2008, the Company and its subsidiaries charged affiliates $510 and $676, respectively, for management services incurred on their behalf. The amounts are included in other income, net in the accompanying consolidated statements of operations. Amounts due for such services and other expenses of $193 as of December 31, 2009 are included in accounts receivable, net in the accompanying consolidated balance sheet. During the fourth quarter of 2010, the Company terminated the management services agreement with the affiliate. In addition, during the fourth quarter of 2010, the entity ceased to be an affiliate of the Company.

16. Plant Closures

In October 2009, as a result of excess capacity due to the weak construction market and in an effort to reduce total costs, the Company closed its Bristol, Indiana PVC pipe facility and moved the production to the Company’s other PVC pipe facilities. Asset impairments and severance and other costs related to closed PVC pipe facilities, including the Bristol facility, were $3,898 and $457, respectively, for the year ended December 31, 2009. The Company determined the fair value of the impaired assets using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the closed plants. The remaining carrying value of these assets after impairment was $2,167.

The Company closed the Pawling, New York facility and consolidated manufacturing of window and door components in Calgary, Canada in 2008. Also in 2008, the Company announced the closure of the PVC pipe plant in Van Buren, Arkansas, which had an annual capacity of 50 million pounds. Asset impairments, severance and other costs recorded in 2008 related to these closures were $3,850. The remaining carrying value of these assets after impairment was $6,915.

17. Insurance Recoveries

During the first quarter of 2010, the Company’s complex in Lake Charles, Louisiana experienced freezing temperatures that resulted in damage to a compressor at one of the ethylene units. The Company received property damage insurance proceeds of $2,600 related to this outage during the fourth quarter of 2010, which are included in cost of sales in the consolidated statement of operations. The insurance proceeds received were mainly for repair costs and are included in cash flows from operating activities.

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

18. Commitments and Contingencies

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

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated by Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,028 and $2,718 in 2010 and 2009, respectively. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. At this time, since the proceeding is in an early stage, the Company is not able to estimate the loss, if any, that the arbitration proceeding could have on the Company’s financial statements in 2011 and later years.

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

In January 2004, the Cabinet notified the Company that the Company’s ownership of a closed landfill (known as former Pond 4) required it to submit an application for its own permit under RCRA. This could have required the Company to bear the cost of performing remediation work at former Pond 4 and adjacent areas at the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

complex. The Company challenged the Cabinet’s January 2004 order and obtained several extensions to submit the required permit application. In October 2006, the Cabinet notified Goodrich and the Company that both were “operators” of former Pond 4 under RCRA, and ordered them to jointly submit an application for a RCRA permit. Goodrich and the Company both challenged the Cabinet’s October 2006 order. On December 18, 2009, the Cabinet notified the Company that it had withdrawn the requirement for the Company to submit a permit application with regard to former Pond 4. On August 12, 2010, an agreed order, signed by all parties, dismissed the Company’s challenge to the Cabinet’s January 2004 former Pond 4 order.

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

Litigation Related to the Administrative Proceedings. The Company has the contractual right to reconvey title to former Pond 4 back to Goodrich, and the Company has tendered former Pond 4 back to Goodrich under this provision. In March 2005, the Company sued Goodrich in the United States District Court for the Western District of Kentucky to require Goodrich to accept the tendered reconveyance and to indemnify the Company for costs the Company incurred in connection with former Pond 4. Goodrich subsequently filed a third-party complaint against PolyOne, seeking to hold PolyOne responsible for any of Goodrich’s former Pond 4 liabilities to the Company. Goodrich moved to dismiss the Company’s suit against it, the Company filed a motion for partial summary judgment against Goodrich, and PolyOne moved to dismiss Goodrich’s third-party complaint against it. In March 2007, the court granted Goodrich’s motion to dismiss the Company’s claim that Goodrich is required to accept the tendered reconveyance. On December 18, 2009, the Cabinet withdrew its request for a RCRA permit application for former Pond 4. Thereafter, the parties agreed to dismiss the case without prejudice. The dismissal order was issued by the court on June 23, 2010.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss, if any, that the resolution of these proceedings could have on the Company’s financial statements in 2011 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. On September 17, 2010, after lengthy negotiations, a consent decree signed by the parties was filed with the United States District Court for the Western District of Kentucky, which settled claims arising out of the audits. Pursuant to the terms of the settlement, the Company agreed to pay a penalty totaling $800 and to modify its operations to reduce certain emissions and conduct enhanced monitoring. The Company also agreed to perform an investigation of certain sumps and containment areas at its PVC plant to determine if releases from those facilities have occurred.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The DOJ informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The Company’s representatives met with the EPA in February 2008 to conduct initial settlement discussions. While the Company can offer no assurance as to an outcome, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition to the matters described above, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2010, future minimum lease commitments were as follows:

2011	$23,312
2012	19,185
2013	15,224
2014	10,830
2015	7,452
Thereafter	26,966

$102,969

Rental expense, net of railcar mileage credits, was approximately $38,506, $42,886 and $41,765 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

19. Segment and Geographic Information

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2010, 2009 or 2008.

The Company’s Vinyls segment manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and door profiles and fence. The Company’s main manufacturing complex is located in Calvert City. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, the Company owns a 59% interest in a PVC joint venture in China.

The Company uses a majority of its chlorine, VCM and PVC production to manufacture PVC building products at the Company’s 11 regional plants. For the year ended December 31, 2010, one customer in the Company’s Vinyls segment accounted for 10.6% of segment net sales. For the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of sales in the Vinyls segment.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2010	2009	2008
Net external sales
Olefins
Polyethylene	$1,656,203	$1,210,706	$1,724,671
Ethylene, styrene and other	605,009	400,745	823,253

Total olefins	2,261,212	1,611,451	2,547,924

Vinyls
PVC building products	352,419	315,447	428,461
VCM, PVC and other	558,156	398,825	715,968

Total vinyls	910,575	714,272	1,144,429

	$3,171,787	$2,325,723	$3,692,353

Intersegment sales
Olefins	$322,125	$233,746	$448,802
Vinyls	1,047	1,222	2,120

	$323,172	$234,968	$450,922

Income (loss) from operations
Olefins	$460,027	$177,101	$(40,145)
Vinyls	(62,429)	(57,445)	17,877
Corporate and other	(19,234)	(12,399)	(7,272)

	$378,364	$107,257	$(29,540)

Depreciation and amortization
Olefins	$86,086	$82,952	$78,227
Vinyls	42,062	39,843	33,501
Corporate and other	584	404	198

	$128,732	$123,199	$111,926

Other income, net
Olefins	$440	$440	$8
Vinyls	399	478	162
Corporate and other	3,632	5,535	5,305

	$4,471	$6,453	$5,475

Provision for (benefit from) income taxes
Olefins	$147,296	$44,987	$(43,489)
Vinyls	(24,519)	(31,287)	(18,919)
Corporate and other	(1,210)	12,058	33,929

	$121,567	$25,758	$(28,479)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2010	2009	2008
Capital expenditures
Olefins	$37,865	$40,251	$54,947
Vinyls	42,371	58,186	115,030
Corporate and other	1,033	1,332	2,584

	$81,269	$99,769	$172,561

	December 31, 2010	December 31, 2009
Total assets
Olefins	$1,372,785	$1,345,545
Vinyls	767,875	686,831
Corporate and other	813,484	413,980

	$2,954,144	$2,446,356

A reconciliation of total segment income (loss) from operations to consolidated income (loss) before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Income (loss) from operations for reportable segments	$378,364	$107,257	$(29,540)
Interest expense	(39,875)	(34,957)	(33,957)
Other income, net	4,471	6,453	5,475

Income (loss) before income taxes	$342,960	$78,753	$(58,022)

Geographic Information

	Year Ended December 31,
	2010	2009	2008
Sales to external customers (a)
United States	$2,832,980	$2,088,344	$3,275,860
Foreign
Canada	214,662	154,972	318,969
Singapore	32,733	27,300	25,235
Other	91,412	55,107	72,289

	$3,171,787	$2,325,723	$3,692,353

	December 31, 2010	December 31, 2009
Long-lived assets
United States	$1,159,051	$1,181,221
Foreign	11,283	13,090

	$1,170,334	$1,194,311

(a)	Revenues are attributed to countries based on location of customer.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

20. Subsequent Events

Subsequent events were evaluated through the date on which the financial statements were issued.

21. Guarantor Disclosures

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

Condensed Consolidating Financial Information as of December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$611,158	$53	$19,088	$—	$630,299
Accounts receivable, net	128,628	594,952	2,086	(362,803)	362,863
Inventories, net	—	437,130	12,898	—	450,028
Prepaid expenses and other current assets	162	13,763	1,557	—	15,482
Deferred income taxes	6,626	16,771	160	(6,269)	17,288

Total current assets	746,574	1,062,669	35,789	(369,072)	1,475,960
Property, plant and equipment, net	—	1,159,051	11,283	—	1,170,334
Equity investments	1,576,542	33,976	35,588	(1,599,792)	46,314
Restricted cash	150,288	—	—	—	150,288
Other assets, net	46,658	108,352	3,769	(47,531)	111,248

Total assets	$2,520,062	$2,364,048	$86,429	$(2,016,395)	$2,954,144

Current liabilities
Accounts payable	$244,478	$189,852	$2,946	$(232,502)	$204,774
Accrued liabilities	16,868	228,364	2,121	(128,549)	118,804

Total current liabilities	261,346	418,216	5,067	(361,051)	323,578
Long-term debt	753,593	46,919	13,255	(49,285)	764,482
Deferred income taxes	—	320,813	972	(6,267)	315,518
Other liabilities	53	45,435	8	—	45,496
Stockholders’ equity	1,505,070	1,532,665	67,127	(1,599,792)	1,505,070

Total liabilities and stockholders’ equity	$2,520,062	$2,364,048	$86,429	$(2,016,395)	$2,954,144

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,130,513	$44,006	$(2,732)	$3,171,787
Cost of sales	—	2,653,234	38,602	(2,732)	2,689,104

Gross profit	—	477,279	5,404	—	482,683
Selling, general and administrative expenses	4,257	95,441	4,621	—	104,319

(Loss) income from operations	(4,257)	381,838	783	—	378,364
Interest expense	(25,723)	(13,749)	(403)	—	(39,875)
Other income, net	248,902	988	2,544	(247,963)	4,471

Income before income taxes	218,922	369,077	2,924	(247,963)	342,960
(Benefit from) provision for income taxes	(2,471)	122,541	1,497	—	121,567

Net income	$221,393	$246,536	$1,427	$(247,963)	$221,393

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,289,953	$38,980	$(3,210)	$2,325,723
Cost of sales	—	2,099,795	34,010	(3,210)	2,130,595

Gross profit	—	190,158	4,970	—	195,128
Selling, general and administrative expenses	4,185	80,213	3,473	—	87,871

(Loss) income from operations	(4,185)	109,945	1,497	—	107,257
Interest expense	(20,719)	(14,212)	(26)	—	(34,957)
Other income, net	71,585	1,138	4,617	(70,887)	6,453

Income before income taxes	46,681	96,871	6,088	(70,887)	78,753
(Benefit from) provision for income taxes	(6,314)	31,620	452	—	25,758

Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2008

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,653,091	$46,182	$(6,920)	$3,692,353
Cost of sales	—	3,584,253	45,652	(6,920)	3,622,985

Gross profit	—	68,838	530	—	69,368
Selling, general and administrative expenses	2,523	90,258	6,127	—	98,908

Loss from operations	(2,523)	(21,420)	(5,597)	—	(29,540)
Interest expense	(12,056)	(21,655)	(246)	—	(33,957)
Other (expense) income, net	(21,279)	282	1,132	25,340	5,475

Loss before income taxes	(35,858)	(42,793)	(4,711)	25,340	(58,022)
Benefit from income taxes	(6,315)	(20,617)	(1,547)	—	(28,479)

Net loss	$(29,543)	$(22,176)	$(3,164)	$25,340	$(29,543)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$221,393	$246,536	$1,427	$(247,963)	$221,393
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	2,154	125,002	3,730	—	130,886
Provision for doubtful accounts	—	913	4	—	917
Stock-based compensation expense	—	6,017	147	—	6,164
Loss from disposition of fixed assets	—	581	—	—	581
Deferred income taxes	7,864	6,048	241	—	14,153
Equity in income of joint ventures	—	(549)	(1,663)	—	(2,212)
Net changes in working capital and other	(245,113)	(94,261)	2,813	247,963	(88,598)

Net cash (used for) provided by operating activities	(13,702)	290,287	6,699	—	283,284
Cash flows from investing activities
Additions to property, plant and equipment	—	(79,928)	(1,341)	—	(81,269)
Additions to equity investments	—	(10,177)	—	—	(10,177)
Proceeds from disposition of assets	—	914	—	—	914
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Settlements of derivative instruments	—	9,494	—	—	9,494

Net cash used for investing activities	—	(79,697)	(578)	—	(80,275)
Cash flows from financing activities
Intercompany financing	210,360	(210,614)	254	—	—
Proceeds from exercise of stock options	3,745	—	—	—	3,745
Dividends paid	(16,014)	—	—	—	(16,014)
Utilization of restricted cash	197,298	—	—	—	197,298
Capitalized debt issuance costs	(3,331)	—	—	—	(3,331)

Net cash provided by (used for) financing activities	392,058	(210,614)	254	—	181,698
Net increase (decrease) in cash and cash equivalents	378,356	(24)	6,375	—	384,707
Cash and cash equivalents at beginning of the year	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of the year	$611,158	$53	$19,088	$—	$630,299

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,461	119,296	3,903	—	124,660
Provision for doubtful accounts	—	1,859	111	—	1,970
Stock-based compensation expense	—	5,476	162	—	5,638
Loss from disposition of fixed assets	—	2,711	—	—	2,711
Gain on involuntary conversion of assets	—	(455)	—	—	(455)
Deferred income taxes	2,086	27,113	2,008	—	31,207
Equity in income of joint venture	—	—	(3,818)	—	(3,818)
Net changes in working capital and other	(72,567)	18,140	4,154	70,887	20,614

Net cash (used for) provided by operating activities	(16,025)	239,391	12,156	—	235,522
Cash flows from investing activities
Additions to property, plant and equipment	—	(98,555)	(1,214)	—	(99,769)
Acquisition of business	—	(6,297)	—	—	(6,297)
Proceeds from disposition of assets	—	3,255	—	—	3,255
Proceeds from involuntary conversion of assets	—	484	—	—	484
Settlements of derivative instruments	—	(859)	—	—	(859)

Net cash used for investing activities	—	(101,972)	(1,214)	—	(103,186)
Cash flows from financing activities
Intercompany financing	137,442	(137,411)	(31)	—	—
Proceeds from exercise of stock options	879	—	—	—	879
Dividends paid	(14,510)	—	—	—	(14,510)
Utilization of restricted cash	38,851	—	—	—	38,851
Capitalized debt issuance costs	(2,203)	—	—	—	(2,203)

Net cash provided by (used for) financing activities	160,459	(137,411)	(31)	—	23,017
Net increase in cash and cash equivalents	144,434	8	10,911	—	155,353
Cash and cash equivalents at beginning of the year	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of the year	$232,802	$77	$12,713	$—	$245,592

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

22. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$778,334	$818,389	$779,677	$795,387
Gross profit	57,680	126,024	134,855	164,124
Income from operations	34,429	99,537	107,346	137,052
Net income	17,647	56,942	62,731	84,073
Basic earnings per common share (1)	$0.27	$0.86	$0.95	$1.27
Diluted earnings per common share (1)	$0.27	$0.86	$0.95	$1.26

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$488,251	$574,865	$632,571	$630,036
Gross profit	20,064	55,662	72,538	46,864
(Loss) income from operations	(903)	36,175	49,023	22,962
Net (loss) income	(6,075)	16,851	29,766	12,453
Basic and diluted (loss) earnings per common share (1)	$(0.09)	$0.26	$0.45	$0.19

(1)	Basic and diluted earnings (loss) per common share (“EPS”) for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 46 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2010, as stated in their report that appears on page 47 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2010.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2010	$9,167	$917	$(374)	$9,710
2009	14,438	1,970	(7,241)	9,167
2008	3,546	15,282	(4,390)	14,438

Inventory Allowance for Inventory Obsolescence	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (2)	Balance at End of Year
2010	$7,244	$718	$(660)	$7,302
2009	8,311	364	(1,431)	7,244
2008	7,901	2,063	(1,653)	8,311

(1)	Primarily accounts receivable written off during the period.

(2)	Inventory written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006, File No. 1-32260).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 3/4% senior notes due 2032 (included in Exhibit 4.4).

4.6	Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 1/2% senior notes due 2029 (included in Exhibit 4.6).

4.8	Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 1/2% senior notes due 2035 (the “2035 GO Zone Notes”) (included in Exhibit 4.8).

4.10	Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 1/2% senior notes due 2035 (the “2035 IKE Zone Notes”) (included in Exhibit 4.10).

4.12	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Exhibit No.	Exhibit

4.13	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed on September 11, 2008, File No. 1-32260).

10.2	First Amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on February 9, 2009, File No. 1-32260).

10.3	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.4	Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.5	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.7	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.8+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.10+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

Exhibit No.	Exhibit

10.11+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

10.12+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.13+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.17+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.18+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.20+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.21+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.22+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.23+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.24+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.25+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.26+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.27+	Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

Exhibit No.	Exhibit

10.28+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.29†+	Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011.

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 24, 2011	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/S/ M. STEVEN BENDER M. Steven Bender	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

/S/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 24, 2011

/S/ ALBERT CHAO Albert Chao	Director	February 24, 2011

/S/ E. WILLIAM BARNETT E. William Barnett	Director	February 24, 2011

/S/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 24, 2011

/S/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 24, 2011

/S/ MAX L. LUKENS Max L. Lukens	Director	February 24, 2011

/S/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 24, 2011

Exhibit Index

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006, File No. 1-32260).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 3/4% senior notes due 2032 (included in Exhibit 4.4).

4.6	Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 1/2% senior notes due 2029 (included in Exhibit 4.6).

4.8	Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 1/2% senior notes due 2035 (the “2035 GO Zone Notes”) (included in Exhibit 4.8).

4.10	Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 1/2% senior notes due 2035 (the “2035 IKE Zone Notes”) (included in Exhibit 4.10).

4.12	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Exhibit No.	Exhibit

4.13	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amended and Restated Credit Agreement dated as of September 8, 2008 (“the Revolving Credit Agreement”) by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A., in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed on September 11, 2008, File No. 1-32260).

10.2	First Amendment to the Revolving Credit Agreement, dated February 5, 2009, by and among Westlake Chemical Corporation, certain of its domestic subsidiaries, Bank of America, N.A. in its capacity as agent for lenders, and lenders party thereto (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on February 9, 2009, File No. 1-32260).

10.3	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.4	Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.5	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.7	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.8+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.10+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

10.11+	Agreement with Wayne D. Morse effective January 1, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1, filed on May 24, 2004).

Exhibit No.	Exhibit

10.12+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.13+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.17+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.18+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.20+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.21+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.22+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.23+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.24+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.25+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.26+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.27+	Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

10.28+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.29†+	Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011.

Exhibit No.	Exhibit

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.