Form 10-Q
period 2011-03-31
WESTLAKE CHEMICAL CORP
filed 2011-05-04
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of April 28, 2011 was 66,572,173.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$654,503	$630,299
Accounts receivable, net	409,420	362,863
Inventories, net	446,257	450,028
Prepaid expenses and other current assets	13,878	15,482
Deferred income taxes	17,293	17,288

Total current assets	1,541,351	1,475,960
Property, plant and equipment, net	1,173,185	1,170,334
Equity investments	46,799	46,314
Restricted cash	139,178	150,288
Other assets, net	106,355	111,248

Total assets	$3,006,868	$2,954,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$185,274	$204,774
Accrued liabilities	92,097	118,804

Total current liabilities	277,371	323,578
Long-term debt	764,502	764,482
Deferred income taxes	323,141	315,518
Other liabilities	47,347	45,496

Total liabilities	1,412,361	1,449,074
Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,572,173 and 66,256,144 shares issued and outstanding in 2011 and 2010, respectively	666	663
Additional paid-in capital	462,003	452,703
Retained earnings	1,138,063	1,058,737
Accumulated other comprehensive income
Benefits liability, net of tax	(12,053)	(12,328)
Cumulative translation adjustment	5,828	5,295

Total stockholders’ equity	1,594,507	1,505,070

Total liabilities and stockholders’ equity	$3,006,868	$2,954,144

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands of dollars, except per share data and share amounts)
Net sales	$867,252	$778,334
Cost of sales	699,668	720,654

Gross profit	167,584	57,680
Selling, general and administrative expenses	26,947	23,251

Income from operations	140,637	34,429
Other income (expense)
Interest expense	(12,920)	(8,788)
Other income, net	1,207	1,094

Income before income taxes	128,924	26,735
Provision for income taxes	45,380	9,088

Net income	$83,544	$17,647

Earnings per share:
Basic	$1.26	$0.27
Diluted	$1.25	$0.27

Weighted average shares outstanding:
Basic	65,745,555	65,393,712
Diluted	66,112,858	65,522,820

Dividends per common share	$0.0635	$0.0575

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income	$83,544	$17,647
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	32,578	32,028
Provision for doubtful accounts	783	165
Amortization of debt issue costs	438	394
Stock-based compensation expense	1,503	1,390
Loss from disposition of fixed assets	44	187
Deferred income taxes	7,416	664
Equity in income of joint venture	(485)	(405)
Changes in operating assets and liabilities
Accounts receivable	(47,340)	(65,657)
Inventories	3,771	(28,995)
Prepaid expenses and other current assets	1,604	(5,097)
Accounts payable	(22,481)	16,283
Accrued liabilities	(25,351)	(13,185)
Other, net	4,636	(10,497)

Net cash provided by (used for) operating activities	40,660	(55,078)

Cash flows from investing activities
Additions to property, plant and equipment	(28,808)	(14,719)
Proceeds from disposition of assets	630	—
Proceeds from repayment of loan to affiliate	167	167
Settlements of derivative instruments	(222)	7,785

Net cash used for investing activities	(28,233)	(6,767)

Cash flows from financing activities
Proceeds from exercise of stock options	4,820	344
Dividends paid	(4,218)	(3,802)
Utilization of restricted cash	11,175	4,974

Net cash provided by financing activities	11,777	1,516

Net increase (decrease) in cash and cash equivalents	24,204	(60,329)
Cash and cash equivalents at beginning of period	630,299	245,592

Cash and cash equivalents at end of period	$654,503	$185,263

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 24, 2011. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2010.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010 and the changes in its cash position for the three months ended March 31, 2011 and 2010.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2011 or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Levels 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the guidance as of January 1, 2010, and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted the guidance pertaining to the gross presentation of the Level 3 reconciliation as of January 1, 2011, and the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
Trade customers	$409,195	$353,035
Affiliates	138	475
Allowance for doubtful accounts	(10,493)	(9,710)

	398,840	343,800
Federal and state taxes	3,823	15,499
Other	6,757	3,564

Accounts receivable, net	$409,420	$362,863

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

3. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished products	$239,777	$220,426
Feedstock, additives and chemicals	165,215	189,007
Materials and supplies	48,565	47,897

	453,557	457,330
Allowance for inventory obsolescence	(7,300)	(7,302)

Inventories, net	$446,257	$450,028

4. Property, Plant and Equipment

As of March 31, 2011, the Company had property, plant and equipment totaling $1,173,185. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Depreciation expense on property, plant and equipment of $27,307 and $26,192 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

5. Other Assets

Amortization expense on other assets of $5,709 and $6,230 is included in the consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
6 5/8% senior notes due 2016	$249,613	$249,593
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,502	$764,482

The Company has a $400,000 senior secured revolving credit facility. As of March 31, 2011, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of March 31, 2011, the Company had outstanding letters of credit totaling $17,012 and borrowing availability of $382,988 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,503 and $1,390 for the three months ended March 31, 2011 and 2010, respectively.

Option activity and changes during the three months ended March 31, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,314,524	$20.81
Granted	99,380	45.83
Exercised	(249,589)	19.36
Cancelled	(289)	36.10

Outstanding at March 31, 2011	1,164,026	$23.25	7.2	$38,353

Exercisable at March 31, 2011	516,496	$18.69	6.6	$19,377

For options outstanding at March 31, 2011, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 – $19.29	520,242	6.9
$20.53 – $27.24	269,354	8.3
$30.07 – $36.10	272,270	5.8
$43.43 – $45.83	102,160	9.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $7,204 and $163 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, $4,983 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years. Income tax benefit realized from the exercise of stock options was $1,862 and $41 for the three months ended March 31, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended March 31, 2011 and 2010. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2011	2010
Weighted average fair value	$19.22	$8.13
Risk-free interest rate	2.8%	2.9%
Expected life in years	6	6
Expected volatility	41.9%	41.8%
Expected dividend yield	0.5%	1.1%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	654,241	$19.97
Granted	69,808	45.83
Vested	(133,019)	19.29
Forfeited	(3,368)	17.15

Non-vested at March 31, 2011	587,662	$23.21

As of March 31, 2011, there was $7,343 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares of restricted stock that vested during the three months ended March 31, 2011 and 2010 was $5,805 and $1,186, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in the three months ended March 31, 2011 and 2010 were included in earnings.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the classification of risk management assets and liabilities by fair value measurement level:

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Risk management assets	$—	$828	$828	$47	$—	$47
Risk management liabilities	$—	$545	$545	$46	$—	$46

The Level 2 risk management assets and liabilities are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2011.

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the (loss) gain from trading activities in its consolidated statements of operations:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
Commodity contracts	Accounts receivable, net	$828	$47	Accrued liabilities	$545	$46

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	2011	2010
		Loss	Gain
Commodity contracts	Cost of sales	$(16)	$488

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value of Financial Instruments

The carrying and fair values of the Company’s derivative commodity instruments and financial instruments are summarized below:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Derivative commodity forward contracts	$283	$283	$1	$1

Financial Instruments:
6 5/8% senior notes due 2016	$249,613	$255,000	$249,593	$258,438
6 1/2% senior notes due 2029	100,000	101,349	100,000	99,875
6 3/4% senior notes due 2032	250,000	255,295	250,000	251,925
2035 GO Zone 6 1/2% Notes	89,000	89,314	89,000	88,653
2035 IKE Zone 6 1/2% Notes	65,000	65,229	65,000	64,905
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments.

10. Income Taxes

The effective income tax rate was 35.2% for the three months ended March 31, 2011. The effective 2011 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 34.0% for the three months ended March 31, 2010. The effective 2010 period tax rate was below the statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2011, the Company had $10 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. During the first quarter of 2011, the Internal Revenue Service began an audit of the Company for the 2009 tax year.

11. Earnings per Share

The Company has non-vested restricted stock that are considered participating securities and compute basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Three Months Ended March 31,
	2011	2010
Net income	$83,544	$17,647
Less:
Net income attributable to participating securities	(778)	(172)

Net income attributable to common shareholders	$82,766	$17,475

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Weighted average common shares – basic	65,745,555	65,393,712
Plus incremental shares from:
Assumed exercise of options	367,303	129,108

Weighted average common shares – diluted	66,112,858	65,522,820

Earnings per share:
Basic	$1.26	$0.27
Diluted	$1.25	$0.27

Excluded from the computation of diluted earnings per share are options to purchase 221,639 and 612,720 shares of common stock for the three months ended March 31, 2011 and 2010, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

12. Comprehensive Income Information

	Three Months Ended March 31,
	2011	2010
Net income	$83,544	$17,647
Other comprehensive income:
Amortization of benefits liability, net of tax	275	2,150
Change in cumulative foreign currency translation adjustment	533	562

Comprehensive income	$84,352	$20,359

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2011	2010	2011	2010
Service cost	$257	$263	$4	$13
Interest cost	680	690	209	224
Expected return on plan assets	(569)	(484)	—	—
Amortization of transition obligation	—	—	28	28
Amortization of prior service cost	74	74	47	53
Amortization of net loss	304	383	28	7

Net periodic benefit cost	$746	$926	$316	$325

The Company contributed $354 and $103 to the Salaried pension plan in the first three months of 2011 and 2010, respectively, and contributed $154 and $91 to the Wage pension plan in the first three months of 2011 and 2010, respectively. The Company expects to make additional contributions of $1,780 to the Salaried pension plan and $1,662 to the Wage pension plan during the fiscal year ending December 31, 2011.

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

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,028 in 2010. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed until August 15, 2011. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company’s financial statements in 2011 and later years that could result from the arbitration proceeding.

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

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company’s financial statements in 2011 and later years that could result from the resolution of these proceedings. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Environmental Investigations at Calvert City. In 2002, the National Enforcement Investigations Center (“NEIC”) of the EPA investigated the Company’s manufacturing complex in Calvert City. In early 2004, the NEIC investigated the Company’s nearby PVC plant. The EPA subsequently submitted information requests to the Company under the Clean Air Act and RCRA. On September 17, 2010, after lengthy negotiations, a consent decree signed by the parties was filed with the United States District Court for the Western District of Kentucky, which settled claims arising out of the audits. Pursuant to the terms of the settlement, the Company agreed to pay a penalty totaling $800 and to modify its operations to reduce certain emissions and conduct enhanced monitoring. The penalty was paid in March 2011. The Company also agreed to perform an investigation of certain sumps and containment areas at its PVC plant to determine if releases from those facilities have occurred. This matter is now concluded.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The DOJ informed the Company that it would seek monetary penalties and require the Company to implement an “enhanced LDAR” program for the ethylene units. The EPA has proposed a settlement and provided a draft consent decree, which would require the Company’s Lake Charles facilities to undertake an enhanced LDAR program and would require payment of a civil penalty. The Company is engaged in negotiations with the EPA. The Company has recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	Three Months Ended March 31,
	2011	2010
Net sales to external customers
Olefins
Polyethylene	$446,703	$414,373
Ethylene, styrene and other	158,377	150,651

Total olefins	605,080	565,024
Vinyls
PVC building products	70,315	84,580
PVC, caustic soda and other	191,857	128,730

Total vinyls	262,172	213,310

	$867,252	$778,334

Intersegment sales
Olefins	$106,270	$122,422
Vinyls	320	234

	$106,590	$122,656

Income (loss) from operations
Olefins	$145,256	$58,245
Vinyls	(2,848)	(14,926)
Corporate and other	(1,771)	(8,890)

	$140,637	$34,429

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2011	2010

Depreciation and amortization
Olefins	$21,644	$21,236
Vinyls	10,774	10,645
Corporate and other	160	147

	$32,578	$32,028

Other income, net
Olefins	$180	$38
Vinyls	511	383
Corporate and other	516	673

	$1,207	$1,094

Provision for (benefit from) income taxes
Olefins	$48,291	$16,849
Vinyls	(2,153)	(5,832)
Corporate and other	(758)	(1,929)

	$45,380	$9,088

Capital expenditures
Olefins	$17,950	$5,298
Vinyls	10,784	9,164
Corporate and other	74	257

	$28,808	$14,719

In the first quarter of 2011, in order to better reflect large buyer market related pricing, the Company changed its intersegment market pricing methodology used to account for intersegment sales of ethylene sold from the Olefins segment to the Vinyls segment. Had this pricing methodology been in effect on January 1, 2010, the impact on Olefins segment income from operations for the three months ended March 31, 2010 would be a reduction of $8,191. This reduction would be offset by an improvement in the Vinyls and Corporate segments’ operating results for the three months ended March 31, 2010 of $2,312 and $5,879, respectively. The improvement in the Corporate segment’s loss from operations is attributable to a reduction in intercompany profit in inventory reserve related to sales from the Olefins segment to the Vinyls segment. There would be no impact on the Company’s reported consolidated income from operations for the three months ended March 31, 2010.

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Income from operations	$140,637	$34,429
Interest expense	(12,920)	(8,788)
Other income, net	1,207	1,094

Income before income taxes	$128,924	$26,735

	March 31, 2011	December 31, 2010
Total assets
Olefins	$1,387,220	$1,372,785
Vinyls	796,084	767,875
Corporate and other	823,564	813,484

	$3,006,868	$2,954,144

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

Condensed Consolidating Financial Information as of March 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$634,910	$65	$19,528	$—	$654,503
Accounts receivable, net	35,693	1,269,296	655	(896,224)	409,420
Inventories, net	—	431,904	14,353	—	446,257
Prepaid expenses and other current assets	138	11,882	1,858	—	13,878
Deferred income taxes	358	16,770	165	—	17,293

Total current assets	671,099	1,729,917	36,559	(896,224)	1,541,351
Property, plant and equipment, net	—	1,162,420	10,765	—	1,173,185
Equity investments	2,411,377	53,461	35,886	(2,453,925)	46,799
Restricted cash	139,178	—	—	—	139,178
Other assets, net	15,771	104,105	3,564	(17,085)	106,355

Total assets	$3,237,425	$3,049,903	$86,774	$(3,367,234)	$3,006,868

Current liabilities
Accounts payable	$871,320	$169,898	$4,737	$(860,681)	$185,274
Accrued liabilities	17,932	107,433	2,273	(35,541)	92,097

Total current liabilities	889,252	277,331	7,010	(896,222)	277,371
Long-term debt	753,613	10,889	11,500	(11,500)	764,502
Deferred income taxes	—	327,965	763	(5,587)	323,141
Other liabilities	53	47,273	21	—	47,347
Stockholders’ equity	1,594,507	2,386,445	67,480	(2,453,925)	1,594,507

Total liabilities and stockholders’ equity	$3,237,425	$3,049,903	$86,774	$(3,367,234)	$3,006,868

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$611,158	$53	$19,088	$—	$630,299
Accounts receivable, net	128,628	1,302,314	2,086	(1,070,165)	362,863
Inventories, net	—	437,130	12,898	—	450,028
Prepaid expenses and other current assets	162	13,763	1,557	—	15,482
Deferred income taxes	357	16,771	160	—	17,288

Total current assets	740,305	1,770,031	35,789	(1,070,165)	1,475,960
Property, plant and equipment, net	—	1,159,051	11,283	—	1,170,334
Equity investments	2,320,094	53,274	35,588	(2,362,642)	46,314
Restricted cash	150,288	—	—	—	150,288
Other assets, net	16,897	108,352	3,769	(17,770)	111,248

Total assets	$3,227,584	$3,090,708	$86,429	$(3,450,577)	$2,954,144

Current liabilities
Accounts payable	$952,000	$189,852	$4,541	$(941,619)	$204,774
Accrued liabilities	16,868	228,364	2,121	(128,549)	118,804

Total current liabilities	968,868	418,216	6,662	(1,070,168)	323,578
Long-term debt	753,593	10,889	11,500	(11,500)	764,482
Deferred income taxes	—	320,813	972	(6,267)	315,518
Other liabilities	53	45,435	8	—	45,496
Stockholders’ equity	1,505,070	2,295,355	67,287	(2,362,642)	1,505,070

Total liabilities and stockholders’ equity	$3,227,584	$3,090,708	$86,429	$(3,450,577)	$2,954,144

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$859,951	$8,146	$(845)	$867,252
Cost of sales	—	692,240	8,273	(845)	699,668

Gross profit (loss)	—	167,711	(127)	—	167,584
Selling, general and administrative expenses	1,012	24,749	1,186	—	26,947

(Loss) income from operations	(1,012)	142,962	(1,313)	—	140,637
Interest expense	(12,909)	(11)	—	—	(12,920)
Other income (expense), net	93,947	(2,715)	726	(90,751)	1,207

Income (loss) before income taxes	80,026	140,236	(587)	(90,751)	128,924
(Benefit from) provision for income taxes	(3,518)	49,146	(248)	—	45,380

Net income (loss)	$83,544	$91,090	$(339)	$(90,751)	$83,544

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$769,107	$9,819	$(592)	$778,334
Cost of sales	—	712,544	8,702	(592)	720,654

Gross profit	—	56,563	1,117	—	57,680
Selling, general and administrative expenses	1,055	21,080	1,116	—	23,251

(Loss) income from operations	(1,055)	35,483	1	—	34,429
Interest expense	(8,777)	(11)	—	—	(8,788)
Other income (expense), net	25,278	(2,956)	737	(21,965)	1,094

Income before income taxes	15,446	32,516	738	(21,965)	26,735
(Benefit from) provision for income taxes	(2,201)	11,146	143	—	9,088

Net income	$17,647	$21,370	$595	$(21,965)	$17,647

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$83,544	$91,090	$(339)	$(90,751)	$83,544

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	438	31,727	851	—	33,016
Provision for doubtful accounts	—	768	15	—	783
Stock-based compensation expense	—	1,471	32	—	1,503
Loss from disposition of fixed assets	—	44	—	—	44
Deferred income taxes	508	7,146	(238)	—	7,416
Equity in income of joint venture	—	(186)	(299)	—	(485)
Net changes in working capital and other	(90,716)	(85,632)	436	90,751	(85,161)

Net cash (used for) provided by operating activities	(6,226)	46,428	458	—	40,660

Cash flows from investing activities
Additions to property, plant and equipment	—	(28,748)	(60)	—	(28,808)
Proceeds from disposition of assets	—	630	—	—	630
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Settlements of derivative instruments	—	(222)	—	—	(222)

Net cash (used for) provided by investing activities	—	(28,340)	107	—	(28,233)

Cash flows from financing activities
Intercompany financing	18,201	(18,076)	(125)	—	—
Proceeds from exercise of stock options	4,820	—	—	—	4,820
Dividends paid	(4,218)	—	—	—	(4,218)
Utilization of restricted cash	11,175	—	—	—	11,175

Net cash provided by (used for) financing activities	29,978	(18,076)	(125)	—	11,777
Net increase in cash and cash equivalents	23,752	12	440	—	24,204
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of period	$634,910	$65	$19,528	$—	$654,503

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

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”). The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated PVC building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and PVC building products.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower demand for our vinyls products. As a result, operating margins remain depressed in our Vinyls segment. In addition, increases in feedstock costs, combined with the industry’s inability to raise domestic prices for PVC resin and PVC building products sufficiently in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010 and the first quarter of 2011. Beginning in the second half of 2010, PVC resin operating rates have improved due to increased exports, which have been driven largely by more competitive ethylene and energy cost positions in North America. Looking forward, our Vinyls operating rates and margins may continue to be depressed due to the slow recovery of U.S. construction markets and recent North American PVC capacity additions.

In 2009 and continuing through the first quarter of 2011, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American producers. Increased global demand for polyethylene during 2010 and the first quarter of 2011 resulted in improved operating margins and cash flow for our Olefins segment. Some Olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity over the past three years, primarily from the Middle East and Asia, will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

While the recent economic environment has been challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the recent global economic downturn has been challenging to our business and, depending on the performance of the economy in the remainder of 2011 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

Recent Developments

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles, Louisiana complex. The additional capacity from these expansions is expected to provide ethylene for existing internal derivatives units and the merchant market. The first cracker expansion is expected to increase ethylene capacity by approximately 230 - 240 million pounds annually, while also increasing feedstock flexibility, and is targeted for completion by late 2012. The second ethylene cracker expansion is expected to be completed by the end of 2014. We expect these projects will be funded with cash on hand, cash flow from operations, the net proceeds from the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, which are currently held as restricted cash, and if necessary, our revolving credit facility and other external financing. In addition, we are evaluating expansion options and the potential upgrade of ethylene production facilities at Calvert City, Kentucky in order to capitalize on new low cost ethane and other “light” feedstocks being developed in North America.

Results of Operations

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$446,703	$414,373
Ethylene, styrene and other	158,377	150,651

Total olefins	605,080	565,024
Vinyls
PVC building products	70,315	84,580
PVC, caustic soda and other	191,857	128,730

Total vinyls	262,172	213,310

Total	$867,252	$778,334

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Income (loss) from operations
Olefins	$145,256	$58,245
Vinyls	(2,848)	(14,926)
Corporate and other	(1,771)	(8,890)

Total income from operations	140,637	34,429
Interest expense	(12,920)	(8,788)
Other income, net	1,207	1,094
Provision for income taxes	45,380	9,088

Net income	$83,544	$17,647

Diluted earnings per share	$1.25	$0.27

	Three Months Ended March 31, 2011
	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+14.2%	-7.1%
Vinyls	+13.7%	+9.2%
Company average	+14.1%	-2.6%

	Three Months Ended March 31,
	2011	2010
Average industry prices (1)
Ethane (cents/lb)	22.1	24.7
Propane (cents/lb)	32.4	29.4
Ethylene (cents/lb) (2)	49.3	52.3
Polyethylene (cents/lb) (3)	96.7	86.3
Styrene (cents/lb) (4)	74.0	67.7
Caustic ($/short ton) (5)	470.0	273.3
Chlorine ($/short ton) (6)	315.0	311.7
PVC (cents/lb) (7)	69.5	66.3

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended March 31, 2011, net income was $83.5 million, or $1.25 per diluted share, on net sales of $867.3 million. This represents an increase in net income of $65.9 million, or $0.98 per diluted share, from the quarter ended March 31, 2010 net income of $17.6 million, or $0.27 per diluted share, on net sales of $778.3 million. Sales for the first quarter of 2011 increased $89.0 million compared to the first quarter of 2010 driven mainly by higher sales prices for all our major products and higher sales volumes for caustic soda and PVC resin, partially offset by lower building products sales volume. PVC resin sales volume benefited from a strong export market in the first quarter of 2011. Income from operations was $140.6 million for the first quarter of 2011 as compared to $34.4 million for the first quarter of 2010. Income from operations benefited from improved product margins due primarily to a 14.1% increase in product prices, higher production rates, improved PVC resin sales volume and lower ethane costs. The first quarter of 2010 was negatively impacted by an unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures.

RESULTS OF OPERATIONS

First Quarter 2011 Compared with First Quarter 2010

Net Sales. Net sales increased by $89.0 million, or 11.4%, to $867.3 million in the first quarter of 2011 from $778.3 million in the first quarter of 2010. This increase was primarily due to higher sales prices for all our major products and higher caustic soda and PVC resin sales volumes. Average sales prices for the first quarter of 2011 increased by 14.1% as compared to the first quarter of 2010.

Gross Margin. Gross margin percentage of 19.3% for the first quarter of 2011 improved from the 7.4% gross margin percentage for the first quarter of 2010. The increase was mainly driven by higher sales prices for all our major products, improved production rates for most of our major products and lower ethane costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 10.5% for ethane and an increase of 10.2% for propane as compared to the first quarter of 2010. Sales prices increased an average of 14.1% for the first quarter of 2011 as compared to the first quarter of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2011 increased by $3.6 million as compared to the first quarter of 2010 primarily attributable to an increase in payroll and related labor costs.

Interest Expense. Interest expense increased by $4.1 million to $12.9 million in the first quarter of 2011 as compared to the prior year period, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in July and December 2010.

Income Taxes. The effective income tax rate was 35.2% for the first quarter of 2011. The effective 2011 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 34.0% for the first quarter of 2010. The effective 2010 period tax rate was below the statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Olefins Segment

Net Sales. Net sales increased by $40.1 million, or 7.1%, to $605.1 million in the first quarter of 2011 from $565.0 million in the first quarter of 2010. This increase was primarily due to higher sales prices for all major products, partially offset by a decrease in polyethylene sales volume as compared to the prior year period. Average sales prices for the Olefins segment increased by 14.2% in the first quarter of 2011 as compared to the first quarter of 2010. Average sales volumes for the Olefins segment decreased by 7.1% in the first quarter of 2011 as compared to the first quarter of 2010.

Income from Operations. Income from operations increased by $87.1 million to $145.3 million in the first quarter of 2011 from $58.2 million in the first quarter of 2010. This increase was mainly attributable to improved Olefins segment integrated product margins, which benefited from an increase in product prices for all our major products, higher styrene sales volume, lower ethane costs and higher production rates when compared to the prior year period. The first quarter of 2010 was negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $48.9 million, or 22.9%, to $262.2 million in the first quarter of 2011 from $213.3 million in the first quarter of 2010. This increase was primarily driven by higher sales prices for all major vinyls products and higher PVC resin and caustic soda sales volumes as compared to the first quarter of 2010. PVC resin sales volume benefited from a strong export market in the first quarter of 2011. Average sales prices for the Vinyls segment increased by 13.7% in the first quarter of 2011 as compared to the first quarter of 2010. Average sales volumes for the Vinyls segment increased by 9.2% in the first quarter of 2011 as compared to the first quarter of 2010.

Loss from Operations. The Vinyls segment incurred a loss from operations of $2.8 million in the first quarter of 2011 as compared to a loss from operations of $14.9 million in the first quarter of 2010, an improvement in operating results of $12.1 million. This improvement was primarily due to higher caustic and PVC resin margins and higher PVC resin sales volume as compared to the prior year period. PVC resin sales volume benefited from a strong export market in the first quarter of 2011. The improvement was partially offset by higher propane costs. Overall, while Vinyls operating results for the first quarter of 2011 improved compared to the first quarter of 2010, Vinyls margins remain under pressure due to the continued weakness in the U.S. construction markets, budgetary constraints in municipal spending and the industry’s inability to sufficiently raise prices for domestic PVC resin and downstream building products in order to offset feedstock and energy cost increases.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Cash Flows

Operating Activities

Operating activities provided cash of $40.7 million in the first three months of 2011 compared to cash used of $55.1 million in the first three months of 2010. The $95.8 million increase in cash flows from operating activities was primarily due to an increase in income from operations in the first three months of 2011 compared to the prior year period, partially offset by an increase in income taxes paid. Income from operations increased by $106.2 million in the first three months of 2011 as compared to the first three months of 2010 mainly as a result of improved product margins due primarily to an increase in product prices of all our major products, higher production rates for most of our major products, improved PVC resin sales volume and lower ethane costs. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $89.8 million in the first three months of 2011, compared to $96.7 million of cash used in the first three months of 2010, a favorable change of $6.9 million.

Investing Activities

Net cash used for investing activities during the first three months of 2011 was $28.2 million as compared to net cash used for investing activities of $6.8 million in the first three months of 2010. Capital expenditures were $28.8 million in the first three months of 2011 compared to $14.7 million in the first three months of 2010. The higher capital expenditures in the 2011 period were largely attributable to expenditures related to capital projects to improve production capacity or reduce costs at our various facilities. The remaining capital expenditures in the first three months of 2011 and 2010 primarily related to maintenance, safety and environmental projects. We received proceeds of $7.8 million for the settlement of derivative instruments during the first three months of 2010.

Financing Activities

Net cash provided by financing activities during the first three months of 2011 was $11.8 million as compared to net cash provided of $1.5 million in the first three months of 2010. The 2011 period activity was primarily related to an $11.2 million draw-down of our restricted cash for use for eligible capital expenditures and proceeds of $4.8 million from the exercise of stock options, partially offset by the $4.2 million payment of cash dividends. The 2010 period activity was primarily related to a $5.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends.

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

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex, with completion targeted by late 2012 and 2014, respectively. The additional capacity from these expansions is expected to provide ethylene for existing internal derivatives units and the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our

Geismar, Louisiana facility. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. These projects would be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds of the Authority, which are currently held as restricted cash, and if necessary, our revolving credit facility and other external financing.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. However, we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended March 31, 2011, the fixed charge coverage ratio under our revolving credit facility was 2.4:1. The indenture governing our 6  5/8% senior notes due 2016, our 6  1/2% senior notes due 2029, our 6  3/4% senior notes due 2032, our 6  1/2% senior notes due 2035 (the “2035 GO Zone 6  1/2% Notes”) and our 6  1/2% senior notes due 2035 (the “2035 IKE Zone 6  1/2% Notes”) (collectively, the “Senior Notes”) requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended March 31, 2011, this fixed charge coverage ratio was 14.0:1. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.

Cash and Restricted Cash

Total cash balances were $793.7 million at March 31, 2011, which included cash and cash equivalents of $654.5 million and restricted cash of $139.2 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of March 31, 2011, our long-term debt, including current maturities, totaled $764.5 million, consisting of $250.0 million principal amount of 6  5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $100.0 million of 6  1/2% senior notes due 2029, $250.0 million of 6  3/4% senior notes due 2032, $89.0 million of 2035 GO Zone 6  1/2% Notes, $65.0 million of 2035 IKE Zone 6  1/2% Notes and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of March 31, 2011, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2011, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

As of March 31, 2011, we had drawn $35.2 million of the proceeds from the issuance of the 2035 GO Zone 6  1/2% Notes, $9.0 million of the proceeds from the issuance of the 2035 IKE Zone 6  1/2% Notes and $220.5 million of the proceeds from the issuance of the 6  3/4% senior notes due 2032. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain certain of our facilities in Louisiana. As of March 31, 2011, we had drawn all the proceeds from the issuance of the 6  1/2% senior notes due 2029. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt” in the 2010 Form 10-K for more information on the 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.

We have a $400.0 million senior secured revolving credit facility. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At March 31, 2011, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of March 31, 2011, we had outstanding letters of credit totaling $17.0 million and borrowing availability of $383.0 million under the revolving credit facility.

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

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0635 per share). The Senior Notes indenture does not allow distributions in excess of $100.0 million unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended March 31, 2011, the fixed charge coverage ratio under the Senior Notes indenture was 14.0:1. The amount allowed under this restriction was $594.5 million at March 31, 2011.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended March 31, 2011, the fixed charge coverage ratio under the revolving credit facility was 2.4:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2011 and December 31, 2010 was 0.37% and 0.45%, respectively.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion program at our Lake Charles complex;

•	expansion options and potential upgrade of ethylene production facilities at the Calvert City complex;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the following:

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2011, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.1 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $1.2 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2011, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2011) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2011 was 0.37%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2011, we had $754.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), filed on February 24, 2011, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 14 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	116	$43.92	N/A	N/A
February 2011	34,521	43.45	N/A	N/A
March 2011	697	48.41	N/A	N/A

	35,334	$43.55	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

Item 6.	Exhibits

Exhibit No.

10.1	Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011.

10.2	Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 4, 2011	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)