Form 10-Q
period 2011-06-30
WESTLAKE CHEMICAL CORP
filed 2011-08-03
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of July 28, 2011 was 66,596,161.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$712,322	$630,299
Accounts receivable, net	430,301	362,863
Inventories, net	508,198	450,028
Prepaid expenses and other current assets	20,410	15,482
Deferred income taxes	17,298	17,288

Total current assets	1,688,529	1,475,960
Property, plant and equipment, net	1,179,698	1,170,334
Equity investments	47,113	46,314
Restricted cash	124,204	150,288
Other assets, net	108,256	111,248

Total assets	$3,147,800	$2,954,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$223,666	$204,774
Accrued liabilities	105,966	118,804

Total current liabilities	329,632	323,578
Long-term debt	764,522	764,482
Deferred income taxes	331,853	315,518
Other liabilities	47,965	45,496

Total liabilities	1,473,972	1,449,074
Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,596,161 and 66,256,144 shares issued and outstanding in 2011 and 2010, respectively	666	663
Additional paid-in capital	464,426	452,703
Retained earnings	1,214,884	1,058,737
Accumulated other comprehensive income
Benefits liability, net of tax	(11,767)	(12,328)
Cumulative translation adjustment	5,619	5,295

Total stockholders’ equity	1,673,828	1,505,070

Total liabilities and stockholders’ equity	$3,147,800	$2,954,144

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands of dollars, except per share data and share amounts)
Net sales	$925,049	$818,389	$1,792,301	$1,596,723
Cost of sales	757,954	692,365	1,457,622	1,413,019

Gross profit	167,095	126,024	334,679	183,704
Selling, general and administrative expenses	28,726	26,487	55,673	49,738

Income from operations	138,369	99,537	279,006	133,966
Other income (expense)
Interest expense	(12,802)	(8,784)	(25,722)	(17,572)
Other income (expense), net	1,632	(180)	2,839	914

Income before income taxes	127,199	90,573	256,123	117,308
Provision for income taxes	46,150	33,631	91,530	42,719

Net income	$81,049	$56,942	$164,593	$74,589

Earnings per share:
Basic	$1.22	$0.86	$2.48	$1.13
Diluted	$1.21	$0.86	$2.46	$1.13

Weighted average shares outstanding:
Basic	65,999,090	65,458,705	65,873,023	65,426,388
Diluted	66,425,065	65,606,753	66,269,823	65,565,018

Dividends per common share	$0.0635	$0.0575	$0.1270	$0.1150

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income	$164,593	$74,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,383	64,121
Provision for doubtful accounts	811	546
Amortization of debt issue costs	863	788
Stock-based compensation expense	3,127	2,979
Loss (gain) from disposition of fixed assets	142	(51)
Impairment of long-lived assets	1,975	—
Deferred income taxes	15,949	6,065
Equity in income of joint venture	(1,552)	(205)
Changes in operating assets and liabilities
Accounts receivable	(68,249)	(96,785)
Inventories	(58,170)	(608)
Prepaid expenses and other current assets	(4,928)	(10,718)
Accounts payable	19,362	3,177
Accrued liabilities	(12,506)	13,868
Other, net	(1,495)	(2,172)

Net cash provided by operating activities	125,305	55,594

Cash flows from investing activities
Additions to property, plant and equipment	(69,178)	(31,086)
Proceeds from disposition of assets	2,456	438
Proceeds from repayment of loan to affiliate	596	167
Settlements of derivative instruments	(222)	8,116

Net cash used for investing activities	(66,348)	(22,365)

Cash flows from financing activities
Proceeds from exercise of stock options	5,323	702
Dividends paid	(8,446)	(7,606)
Utilization of restricted cash	26,189	16,974
Capitalized debt issuance costs	—	(86)

Net cash provided by financing activities	23,066	9,984

Net increase in cash and cash equivalents	82,023	43,213
Cash and cash equivalents at beginning of period	630,299	245,592

Cash and cash equivalents at end of period	$712,322	$288,805

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010 and the changes in its cash position for the six months ended June 30, 2011 and 2010.

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

Recent Accounting Pronouncements

Fair Value Measurement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Levels 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the guidance as of January 1, 2010, and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted the guidance pertaining to the gross presentation of the Level 3 reconciliation as of January 1, 2011, and the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued new accounting guidance changing some fair value measurement principles, such as by prohibiting the application of a blockage factor in fair value measurements and only requiring the application of the highest and best use concept when measuring nonfinancial assets. The accounting guidance will require, for recurring Level 3 fair value measurements, disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The accounting guidance further requires new disclosures about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value is disclosed. The accounting standards update will be effective for reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The accounting standards update will be effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the Company’s consolidated financial position or results of operations.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
Trade customers	$422,542	$353,035
Affiliates	213	475
Allowance for doubtful accounts	(10,521)	(9,710)

	412,234	343,800
Federal and state taxes	10,334	15,499
Other	7,733	3,564

Accounts receivable, net	$430,301	$362,863

3. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished products	$248,601	$219,568
Feedstock, additives and chemicals	216,123	189,007
Materials and supplies	43,474	41,453

Inventories, net	$508,198	$450,028

4. Property, Plant and Equipment

As of June 30, 2011, the Company had property, plant and equipment totaling $1,179,698. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize production operations, the Company closed its Springfield, Kentucky PVC pipe facility. Asset impairment costs and severance and other costs related to the pipe facility closure recorded during the three months ended June 30, 2011 were $1,975 and $1,389, respectively. The Company determined the fair value of the impaired assets using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the pipe facility.

Depreciation expense on property, plant and equipment of $27,493 and $26,365 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense on property, plant and equipment of $54,800 and $52,556 is included for the six months ended June 30, 2011 and 2010, respectively.

5. Other Assets

Amortization expense on other assets of $5,737 and $6,123 is included in the consolidated statements of operations for the three months ended June 30, 2011 and 2010, respectively. Amortization expense on other assets of $11,446 and $12,353 is included for the six months ended June 30, 2011 and 2010, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
6 5/8% senior notes due 2016	$249,633	$249,593
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Variable rate tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,522	$764,482

The Company has a $400,000 senior secured revolving credit facility. As of June 30, 2011, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility would bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2011, the Company had outstanding letters of credit totaling $17,662 and borrowing availability of $382,338 under the revolving credit facility.

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,623 and $1,589 for the three months ended June 30, 2011 and 2010, respectively, and $3,127 and $2,979 for the six months ended June 30, 2011 and 2010, respectively.

Option activity and changes during the six months ended June 30, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,314,524	$20.81
Granted	99,380	45.83
Exercised	(273,577)	19.47
Cancelled	(289)	36.10

Outstanding at June 30, 2011	1,140,038	$23.31	7.0	$32,596

Exercisable at June 30, 2011	493,985	$18.62	6.3	$16,441

For options outstanding at June 30, 2011, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	507,625	6.7
$20.53 - $27.24	259,723	8.0
$30.07 - $36.10	270,530	5.6
$43.43 - $45.83	102,160	9.6

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $943 and $240 for the three months ended June 30, 2011 and 2010, respectively, and $8,147 and $404 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, $4,327 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years. Income tax benefit realized from the exercise of stock options was $286 and $50 for the three months ended June 30, 2011 and 2010, respectively, and $2,148 and $91 for the six months ended June 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010. There were no options granted during the three months ended June 30, 2011. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average fair value	$—	$11.28	$19.22	$8.19
Risk-free interest rate	—	3.3%	2.8%	2.9%
Expected life in years	—	6	6	6
Expected volatility	—	41.9%	41.9%	41.8%
Expected dividend yield	—	0.8%	0.5%	1.1%

Non-vested restricted stock awards as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	654,241	$19.97
Granted	69,808	45.83
Vested	(133,631)	19.33
Forfeited	(3,368)	17.15

Non-vested at June 30, 2011	587,050	$23.21

As of June 30, 2011, there was $6,375 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares of restricted stock that vested was $35 for the three months ended June 30, 2011 and $5,840 and $1,186 for the six months ended June 30, 2011 and 2010, respectively. No shares of restricted stock vested during the three months ended June 30, 2010.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. Due to the short-term nature of the commodities and associated derivatives, the Company did not designate any of its commodity derivative instruments as hedges. As such, gains and losses from changes in the fair value of all the derivative instruments used in the three and six months ended June 30, 2011 and 2010 were included in earnings.

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables summarize the classification of risk management assets and liabilities by fair value measurement level:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Risk management assets	$108	$1,541	$—	$1,649
Risk management liabilities	$—	$533	$—	$533

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Risk management assets	$47	$—	$—	$47
Risk management liabilities	$46	$—	$—	$46

The Level 2 risk management assets and liabilities are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2011 and 2010.

The following tables reflect the fair values of derivative instruments in the Company’s consolidated balance sheets and the gain (loss) from trading activities in its consolidated statements of operations:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
Commodity contracts	Accounts receivable, net	$1,649	$47	Accrued liabilities	$533	$46

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income (Loss) on Derivative	2011	2010	2011	2010
		Gain	Loss	Gain	Loss
Commodity contracts	Cost of sales	$483	$ (2,641)	$467	$ (2,152)

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value of Financial Instruments

The carrying and fair values of the Company’s derivative commodity instruments and financial instruments are summarized below:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Commodity Instruments:
Derivative commodity forward contracts	$1,116	$1,116	$1	$1

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Instruments:
6 5/8% senior notes due 2016	$249,633	$258,875	$249,593	$258,438
6 1/2% senior notes due 2029	100,000	107,250	100,000	99,875
6 3/4% senior notes due 2032	250,000	261,045	250,000	251,925
2035 GO Zone 6 1/2% Notes	89,000	92,648	89,000	88,653
2035 IKE Zone 6 1/2% Notes	65,000	67,664	65,000	64,905
Variable rate tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments.

10. Income Taxes

The effective income tax rate was 35.7% for the six months ended June 30, 2011. The effective 2011 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 36.4% for the six months ended June 30, 2010. The effective 2010 period tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.

Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2011, the Company had $10 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. During the first quarter of 2011, the Internal Revenue Service began an audit of the Company for the 2009 tax year, and such audit continued during the second quarter of 2011.

11. Earnings per Share

The Company has non-vested shares of restricted stock that are considered participating securities and computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$81,049	$56,942	$164,593	$74,589
Less:
Net income attributable to participating securities	(715)	(588)	(1,492)	(749)

Net income attributable to common shareholders	$80,334	$56,354	$163,101	$73,840

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares—basic	65,999,090	65,458,705	65,873,023	65,426,388
Plus incremental shares from:
Assumed exercise of options	425,975	148,048	396,800	138,630

Weighted average common shares—diluted	66,425,065	65,606,753	66,269,823	65,565,018

Earnings per share:
Basic	$ 1.22	$ 0.86	$ 2.48	$ 1.13
Diluted	$ 1.21	$ 0.86	$ 2.46	$ 1.13

Excluded from the computation of diluted earnings per share are options to purchase 112,154 and 732,582 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 178,522 and 693,855 shares of common stock for the six months ended June 30, 2011 and 2010, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

12. Comprehensive Income Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$81,049	$56,942	$164,593	$74,589
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	286	332	561	2,482
Change in cumulative foreign currency translation adjustment	(209)	(741)	324	(179)

Comprehensive income	$81,126	$56,533	$165,478	$76,892

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$224	$263	$4	$13	$481	$526	$8	$25
Interest cost	681	690	209	224	1,361	1,379	419	449
Expected return on plan assets	(570)	(484)	—	—	(1,139)	(968)	—	—
Amortization of transition obligation	—	—	28	28	—	—	57	57
Amortization of prior service cost	74	74	47	53	148	148	93	106
Amortization of net loss	322	383	28	7	626	767	56	14

Net periodic benefit cost	$731	$926	$316	$325	$1,477	$1,852	$633	$651

The Company contributed $796 and $457 to the Salaried pension plan in the first six months of 2011 and 2010, respectively, and contributed $432 and $245 to the Wage pension plan in the first six months of 2011 and 2010, respectively. The Company expects to make additional contributions of $1,338 to the Salaried pension plan and $1,458 to the Wage pension plan during the fiscal year ending December 31, 2011.

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

Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are conducting the RIFS.

Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company’s financial statements in 2011 and later years that could result from the resolution of these proceedings. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales to external customers
Olefins
Polyethylene	$467,851	$408,059	$914,554	$822,431
Ethylene, styrene and other	177,464	169,268	335,841	319,920

Total Olefins	645,315	577,327	1,250,395	1,142,351
Vinyls
PVC, caustic soda and other	193,311	138,189	385,168	266,919
Building products	86,423	102,873	156,738	187,453

Total Vinyls	279,734	241,062	541,906	454,372

	$925,049	$818,389	$1,792,301	$1,596,723

Intersegment sales
Olefins	$112,174	$84,409	$218,444	$120,176
Vinyls	404	288	724	522

	$112,578	$84,697	$219,168	$120,698

Income (loss) from operations
Olefins	$132,767	$111,158	$278,023	$169,403
Vinyls	10,290	(10,890)	7,442	(25,816)
Corporate and other	(4,688)	(731)	(6,459)	(9,621)

	$138,369	$99,537	$279,006	$133,966

Depreciation and amortization
Olefins	$21,608	$21,465	$43,252	$42,701
Vinyls	11,041	10,482	21,815	21,127
Corporate and other	156	146	316	293

	$32,805	$32,093	$65,383	$64,121

Other income (expense), net
Olefins	$904	$36	$1,084	$74
Vinyls	(30)	(408)	481	(25)
Corporate and other	758	192	1,274	865

	$1,632	$(180)	$2,839	$914

Provision for (benefit from) income taxes
Olefins	$45,247	$34,840	$93,538	$51,689
Vinyls	2,723	(2,189)	570	(8,021)
Corporate and other	(1,820)	980	(2,578)	(949)

	$46,150	$33,631	$91,530	$42,719

Capital expenditures
Olefins	$15,450	$9,657	$33,399	$14,954
Vinyls	22,376	6,343	35,007	15,507
Corporate and other	697	368	772	625

	$38,523	$16,368	$69,178	$31,086

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

In the first quarter of 2011, in order to better reflect large buyer market related pricing, the Company changed its intersegment market pricing methodology used to account for intersegment sales of ethylene sold from the Olefins segment to the Vinyls segment. Had this pricing methodology been in effect on January 1, 2010, the impact on Olefins segment income from operations for the three and six months ended June 30, 2010 would be a reduction of $9,502 and $17,694, respectively, while the Corporate segment’s operating results for the three months ended June 30, 2010 would be negatively impacted by $3,323. These reductions would be offset by an improvement in the Vinyls segment’s operating results for the three and six months ended June 30, 2010 of $12,825 and $15,137, respectively, and an improvement in the Corporate segment’s operating results for the six months ended June 30, 2010 of $2,557. The improvement in the Corporate segment’s loss from operations is attributable to a reduction in intercompany profit in inventory reserve related to sales from the Olefins segment to the Vinyls segment. There would be no impact on the Company’s reported consolidated income from operations for the three and six months ended June 30, 2010.

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from operations	$138,369	$99,537	$279,006	$133,966
Interest expense	(12,802)	(8,784)	(25,722)	(17,572)
Other income (expense), net	1,632	(180)	2,839	914

Income before income taxes	$127,199	$90,573	$256,123	$117,308

			June 30, 2011	December 31, 2010
Total assets
Olefins			$1,442,400	$1,372,785
Vinyls			807,759	767,875
Corporate and other			897,641	813,484

			$3,147,800	$2,954,144

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$693,400	$810	$18,112	$—	$712,322
Accounts receivable, net	120	1,296,449	1,352	(867,620)	430,301
Inventories, net	—	493,398	14,800	—	508,198
Prepaid expenses and other current assets	352	18,264	1,794	—	20,410
Deferred income taxes	358	16,770	170	—	17,298

Total current assets	694,230	1,825,691	36,228	(867,620)	1,688,529
Property, plant and equipment, net	—	1,169,145	10,553	—	1,179,698
Equity investments	2,488,580	53,441	36,219	(2,531,127)	47,113
Restricted cash	124,204	—	—	—	124,204
Other assets, net	15,983	106,877	3,118	(17,722)	108,256

Total assets	$3,322,997	$3,155,154	$86,118	$(3,416,469)	$3,147,800

Current liabilities
Accounts payable	$887,464	$207,240	$4,905	$(875,943)	$223,666
Accrued liabilities	8,019	87,095	2,531	8,321	105,966

Total current liabilities	895,483	294,335	7,436	(867,622)	329,632
Long-term debt	753,633	10,889	11,500	(11,500)	764,522
Deferred income taxes	—	337,576	497	(6,220)	331,853
Other liabilities	53	47,873	39	—	47,965
Stockholders’ equity	1,673,828	2,464,481	66,646	(2,531,127)	1,673,828

Total liabilities and stockholders’ equity	$3,322,997	$3,155,154	$86,118	$(3,416,469)	$3,147,800

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$914,907	$11,477	$(1,335)	$925,049
Cost of sales	—	748,539	10,750	(1,335)	757,954

Gross profit	—	166,368	727	—	167,095
Selling, general and administrative expenses	1,012	26,292	1,422	—	28,726

(Loss) income from operations	(1,012)	140,076	(695)	—	138,369
Interest expense	(12,767)	(35)	—	—	(12,802)
Other income (expense), net	90,997	(326)	139	(89,178)	1,632

Income (loss) before income taxes	77,218	139,715	(556)	(89,178)	127,199
(Benefit from) provision for income taxes	(3,831)	49,911	70	—	46,150

Net income (loss)	$81,049	$89,804	$(626)	$(89,178)	$81,049

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$806,704	$12,700	$(1,015)	$818,389
Cost of sales	—	683,155	10,225	(1,015)	692,365

Gross profit	—	123,549	2,475	—	126,024
Selling, general and administrative expenses	1,036	24,237	1,214	—	26,487

(Loss) income from operations	(1,036)	99,312	1,261	—	99,537
Interest expense	(5,011)	(3,672)	(101)	—	(8,784)
Other income (expense), net	60,847	243	(476)	(60,794)	(180)

Income before income taxes	54,800	95,883	684	(60,794)	90,573
(Benefit from) provision for income taxes	(2,142)	35,581	192	—	33,631

Net income	$56,942	$60,302	$492	$(60,794)	$56,942

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,774,860	$19,622	$(2,181)	$1,792,301
Cost of sales	—	1,440,781	19,022	(2,181)	1,457,622

Gross profit	—	334,079	600	—	334,679
Selling, general and administrative expenses	2,024	51,041	2,608	—	55,673

(Loss) income from operations	(2,024)	283,038	(2,008)	—	279,006
Interest expense	(25,676)	(46)	—	—	(25,722)
Other income (expense), net	184,944	(3,041)	865	(179,929)	2,839

Income (loss) before income taxes	157,244	279,951	(1,143)	(179,929)	256,123
(Benefit from) provision for income taxes	(7,349)	99,057	(178)	—	91,530

Net income (loss)	$164,593	$180,894	$(965)	$(179,929)	$164,593

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,575,812	$22,519	$(1,608)	$1,596,723
Cost of sales	—	1,395,700	18,927	(1,608)	1,413,019

Gross profit	—	180,112	3,592	—	183,704
Selling, general and administrative expenses	2,091	45,319	2,328	—	49,738

(Loss) income from operations	(2,091)	134,793	1,264	—	133,966
Interest expense	(10,474)	(6,898)	(200)	—	(17,572)
Other income, net	82,811	505	358	(82,760)	914

Income before income taxes	70,246	128,400	1,422	(82,760)	117,308
(Benefit from) provision for income taxes	(4,343)	46,726	336	—	42,719

Net income	$74,589	$81,674	$1,086	$(82,760)	$74,589

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$164,593	$180,894	$(965)	$(179,929)	$164,593

Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	863	63,484	1,899	—	66,246
Provision for doubtful accounts	—	780	31	—	811
Stock-based compensation expense	—	3,062	65	—	3,127
Loss from disposition of fixed assets	—	142	—	—	142
Impairment of long-lived assets	—	1,975	—	—	1,975
Deferred income taxes	(126)	16,573	(498)	—	15,949
Equity in income of joint ventures	—	(920)	(632)	—	(1,552)
Net changes in working capital and other	(179,938)	(125,426)	(551)	179,929	(125,986)

Net cash (used for) provided by operating activities	(14,608)	140,564	(651)	—	125,305

Cash flows from investing activities
Additions to property, plant and equipment	—	(68,383)	(795)	—	(69,178)
Proceeds from disposition of assets	—	2,456	—	—	2,456
Proceeds from repayment of loan to affiliate	—	—	596	—	596
Settlements of derivative instruments	—	(222)	—	—	(222)

Net cash used for investing activities	—	(66,149)	(199)	—	(66,348)

Cash flows from financing activities
Intercompany financing	73,784	(73,658)	(126)	—	—
Proceeds from exercise of stock options	5,323	—	—	—	5,323
Dividends paid	(8,446)	—	—	—	(8,446)
Utilization of restricted cash	26,189	—	—	—	26,189

Net cash provided by (used for) financing activities	96,850	(73,658)	(126)	—	23,066
Net increase (decrease) in cash and cash equivalents	82,242	757	(976)	—	82,023
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of period	$693,400	$810	$18,112	$—	$712,322

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

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.

In 2009 and continuing through the second quarter of 2011, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers, as well as increased global demand for polyethylene, allowed a strong export market and higher margins for North American producers, including Westlake. Some olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity over the past three years, primarily in the Middle East and Asia, will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry’s inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010 through the second quarter of 2011. Over the last 12 months, the industry experienced an increase in PVC export demand, driven largely by more competitive ethylene and energy cost positions in North America. As a consequence, domestic PVC resin operating rates improved while domestic supply of PVC resin tightened, resulting in improved margins and higher domestic prices for PVC resin. Looking forward, our Vinyls operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets and recent North American PVC capacity additions.

While the economic environment continues to be challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the global economic environment has been challenging to our business and, depending on the performance of the economy in the remainder of 2011 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

Recent Developments

In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize production operations, we closed our Springfield, Kentucky PVC pipe facility and moved the production to our other PVC pipe facilities. In the second quarter of 2011, we recorded asset impairment costs and severance and other costs related to the pipe facility closure of $2.0 million and $1.4 million, respectively.

In May 2011, we completed a planned major maintenance activity, or turnaround, at our Calvert City, Kentucky facility. The ethylene, VCM and PVC units were shut down for a total of 16 days each to perform the planned major maintenance activities. The chlor-alkali unit was down for a shorter period.

In April 2011, one of the ethylene units at our Lake Charles, Louisiana facility experienced an unscheduled shut down caused by a weather related power supply failure from a third party power provider. We restarted the ethylene unit three days later but operated the unit at reduced capacity, until we returned it to normal operations in late May. In addition to the lost production resulting from the outage, we incurred repair costs and unabsorbed fixed manufacturing costs which negatively impacted income from operations in the second quarter of 2011.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. The first cracker expansion is expected to increase ethylene capacity by approximately 230 - 240 million pounds annually, while also increasing feedstock flexibility. The additional capacity from this expansion is expected to provide ethylene for existing internal derivatives units and the merchant market. We expect this project will be funded with cash on hand, cash flow from operations, the net proceeds from the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, and if necessary, our revolving credit facility and other external financing. In addition, we are currently scoping the expansion plans to increase the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex. Further, we are also evaluating expansion options and the potential upgrade of ethylene production facilities at Calvert City in order to capitalize on new low cost ethane and other “light” feedstocks being developed in North America.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$467,851	$408,059	$914,554	$822,431
Ethylene, styrene and other	177,464	169,268	335,841	319,920

Total Olefins	645,315	577,327	1,250,395	1,142,351
Vinyls
PVC, caustic soda and other	193,311	138,189	385,168	266,919
Building products	86,423	102,873	156,738	187,453

Total Vinyls	279,734	241,062	541,906	454,372

Total	$925,049	$818,389	$1,792,301	$1,596,723

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Income (loss) from operations
Olefins	$132,767	$111,158	$278,023	$169,403
Vinyls	10,290	(10,890)	7,442	(25,816)
Corporate and other	(4,688)	(731)	(6,459)	(9,621)

Total income from operations	138,369	99,537	279,006	133,966
Interest expense	(12,802)	(8,784)	(25,722)	(17,572)
Other income (expense), net	1,632	(180)	2,839	914
Provision for income taxes	46,150	33,631	91,530	42,719

Net income	$81,049	$56,942	$164,593	$74,589

Diluted earnings per share	$1.21	$0.86	$2.46	$1.13

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+17.8%	-6.0%	+16.1%	-6.6%
Vinyls	+20.5%	-4.5%	+17.2%	+2.1%
Company average	+18.6%	-5.6%	+16.4%	-4.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average industry prices (1)
Ethane (cents/lb)	26.2	18.4	24.1	21.6
Propane (cents/lb)	35.4	25.7	33.9	27.6
Ethylene (cents/lb) (2)	57.5	45.6	53.4	49.0
Polyethylene (cents/lb) (3)	103.7	89.0	100.2	87.7
Styrene (cents/lb) (4)	76.3	64.7	75.1	66.2
Caustic soda ($/short ton) (5)	536.7	356.7	503.3	315.0
Chlorine ($/short ton) (6)	351.7	310.0	333.3	310.8
PVC (cents/lb) (7)	77.8	67.3	73.7	66.8

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.
(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.
(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.
(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.
(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.
(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.
(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended June 30, 2011, net income was $81.0 million, or $1.21 per diluted share, on net sales of $925.0 million. This represents an increase in net income of $24.1 million, or $0.35 per diluted share, from the quarter ended June 30, 2010 net income of $56.9 million, or $0.86 per diluted share, on net sales of $818.4 million. Net sales for the second quarter of 2011 increased $106.6 million compared to net sales for the second quarter of 2010 driven mainly by higher sales prices for all our major products. Income from operations was $138.4 million for the second quarter of 2011 as compared to $99.5 million for the second quarter of 2010, driven by improved product margins largely attributable to higher sales prices for all major products and improved PVC resin sales volume, partially offset by higher feedstock costs. The second quarter of 2011 was negatively impacted by a number of factors, including the unscheduled outage at one of our ethylene units in Lake Charles, the turnaround of our Calvert City facility and the closure of our PVC pipe production facility. The Lake Charles outage and Calvert City turnaround resulted in lost production, as well as the expensing of $10.8 million related to repair costs and unabsorbed fixed manufacturing costs, during the second quarter of 2011, while impairment and other costs related to the closure of the PVC pipe facility totaled $3.4 million. Trading activity resulted in a gain of $0.5 million in the second quarter of 2011 compared to a loss of $2.6 million in the second quarter of 2010.

For the six months ended June 30, 2011, net income was $164.6 million, or $2.46 per diluted share, on net sales of $1,792.3 million. This represents an increase in net income of $90.0 million, or $1.33 per diluted share, from the six months ended June 30, 2010 net income of $74.6 million, or $1.13 per diluted share, on net sales of $1,596.7 million. Net sales for the six months ended June 30, 2011 increased $195.6 million compared to the prior year period mainly due to higher sales prices for all our major products and higher sales volumes for PVC resin, partially offset by lower building products sales volume. Income from operations was $279.0 million for the six months ended June 30, 2011 as compared to $134.0 million for the six months ended June 30, 2010. Income from operations benefited from higher polyethylene, PVC resin and PVC pipe sales prices and higher PVC resin sales volume, partially offset by higher feedstock costs, the lost production, lost sales and costs associated with the unscheduled Lake Charles outage, the Calvert City turnaround, the closure of the PVC pipe facility and higher operating costs resulting from a reduction in our ethylene operating rates in Lake Charles in the first quarter of 2011 due to a fire at a third party storage facility in Mont Belvieu, Texas. In addition, trading activity for the six months ended June 30, 2011 resulted in a gain of $0.5 million compared to a loss of $2.2 million for the six months ended June 30, 2010. Income from operations for the six months ended June 30, 2010 was negatively impacted by an unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures.

RESULTS OF OPERATIONS

Second Quarter 2011 Compared with Second Quarter 2010

Net Sales. Net sales increased by $106.6 million, or 13.0%, to $925.0 million in the second quarter of 2011 from $818.4 million in the second quarter of 2010. This increase was primarily due to higher sales prices for all our major products as compared to the prior year period. Average sales prices for the second quarter of 2011 increased by 18.6% as compared to the second quarter of 2010. Overall sales volume decreased by 5.6% as compared to the second quarter of 2010.

Gross Margin. Gross margin percentage of 18.1% for the second quarter of 2011 improved from the 15.4% gross margin percentage for the second quarter of 2010. The increase was mainly driven by improved product margins attributable to higher sales prices for all major products, partially offset by higher feedstock costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 42.4% and 37.7% for ethane and propane, respectively, as compared to the second quarter of 2010. Sales prices increased an average of 18.6% for the second quarter of 2011 as compared to the second quarter of 2010. The second quarter 2011 gross margin was negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles, the turnaround at our Calvert City facility and the closure of our PVC pipe facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2011 increased by $2.2 million as compared to the second quarter of 2010 primarily attributable to an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in legal and consulting fees.

Interest Expense. Interest expense increased by $4.0 million to $12.8 million in the second quarter of 2011 as compared to the prior year period, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in July and December 2010.

Other Income (Expense), Net. Other income (expense), net resulted in net income of $1.6 million in the second quarter of 2011 compared to net expense of $0.2 million in the second quarter of 2010, mainly attributable to higher equity in income from our joint ventures and higher interest income.

Income Taxes. The effective income tax rate was 36.3% for the second quarter of 2011. The 2011 period effective income tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 37.1% for the second quarter of 2010. The 2010 period effective income tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $68.0 million, or 11.8%, to $645.3 million in the second quarter of 2011 from $577.3 million in the second quarter of 2010. This increase was primarily due to an increase in sales prices for all major products, partially offset by lower ethylene sales volume as compared to the prior year period. Average sales prices for the Olefins segment increased by 17.8% in the second quarter of 2011 as compared to the second quarter of 2010. Average sales volumes decreased by 6.0% in the second quarter of 2011 as compared to the second quarter of 2010.

Income from Operations. Income from operations increased by $21.6 million, or 19.4%, to $132.8 million in the second quarter of 2011 from $111.2 million in the second quarter of 2010. This increase was mainly attributable to improved olefins integrated product margins as the increase in product prices outpaced the increase in feedstock costs. In addition, trading activity resulted in a gain of $0.5 million in the second quarter of 2011 as compared to a loss of $2.6 million in the second quarter of 2010. Income from operations for the second quarter of 2011 was negatively impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred in connection with the ethylene unit outage in Lake Charles.

Vinyls Segment

Net Sales. Net sales increased by $38.6 million, or 16.0%, to $279.7 million in the second quarter of 2011 from $241.1 million in the second quarter of 2010. This increase was primarily driven by higher sales prices for all major products and higher PVC resin sales volumes, partially offset by lower building products sales volume as compared to the second quarter of 2010. PVC resin sales volume continued to benefit from a strong export market in the second quarter of 2011. Average sales prices for the Vinyls segment increased by 20.5% in the second quarter of 2011 as compared to the second quarter of 2010. Average sales volumes for the Vinyls segment decreased by 4.5% in the second quarter of 2011 as compared to the second quarter of 2010.

Income (Loss) from Operations. Income from operations was $10.3 million in the second quarter of 2011 as compared to a loss from operations of $10.9 million in the second quarter of 2010, an improvement of $21.2 million. This improvement was primarily due to improved PVC resin and building products margins, higher PVC resin sales volume and higher caustic soda sales prices as compared to the prior year period. PVC resin and building product margins benefited from an increase in product prices driven mainly by strong PVC resin export demand. The improvement in operating results was partially offset by the negative impact of the turnaround at our Calvert City facility and the closure of our PVC pipe facility. While operating results for the second quarter of 2011 improved compared to the second quarter of 2010, our Vinyls segment continued to be negatively impacted by weakness in the U.S. construction markets and budgetary constraints in municipal spending.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Net Sales. Net sales increased by $195.6 million, or 12.3%, to $1,792.3 million for the first six months of 2011 from $1,596.7 million for the first six months of 2010. This increase was primarily due to higher sales prices for all major products and higher sales volume for PVC resin, partially offset by lower building products sales volume as compared to the prior year period. Average sales prices for the first six months of 2011 increased by 16.4% as compared to the first six months of 2010. Overall sales volume decreased by 4.1% as compared to the first six months of 2010.

Gross Margin. Gross margin percentage of 18.7% for the six months ended June 30, 2011 increased from the 11.5% gross margin percentage for the six months ended June 30, 2010. The improvement was primarily due to higher polyethylene, PVC resin and PVC pipe sales prices and higher PVC resin sales volume, partially offset by higher feedstock costs, the unscheduled Lake Charles outage, the Calvert City turnaround, the closure of our PVC pipe facility and the fire at a third party storage facility in Mont Belvieu. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 11.6% and 22.8% for ethane and propane, respectively, as compared to the six months ended June 30, 2010. Sales prices increased an average of 16.4% for the six months ended June 30, 2011 as compared to the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2011 increased by $6.0 million as compared to the six months ended June 30, 2010. The increase was mainly attributable to an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in legal fees.

Interest Expense. Interest expense increased by $8.1 million to $25.7 million in the first six months of 2011 as compared to the first six months of 2010, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in July and December 2010.

Other Income, Net. Other income, net increased to $2.8 million in the first six months of 2011 from $0.9 million in the first six months of 2010 mainly due to higher equity in income from our joint ventures and higher interest income.

Income Taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2011. The 2011 period effective income tax rate was above the statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 36.4% for the six months ended June 30, 2010. The 2010 period effective income tax rate was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state income tax credits and the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $108.0 million, or 9.5%, to $1,250.4 million for the six months ended June 30, 2011 from $1,142.4 million for the six months ended June 30, 2010. This increase was primarily due to an increase in sales prices for all major products, partially offset by lower ethylene sales volume. Average sales prices for the Olefins segment increased by 16.1% in the first six months of 2011 as compared to the first six months of 2010. Average sales volumes decreased by 6.6% in the first six months of 2011 as compared to the first six months of 2010.

Income from Operations. Income from operations increased by $108.6 million, or 64.1%, to $278.0 million in the first six months of 2011 from $169.4 million in the first six months of 2010. This increase was mainly attributable to higher polyethylene sales prices, which were only partially offset by higher feedstock costs as compared to the prior year period. In addition, income from operations for the six months ended June 30, 2011 was negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third party storage facility at Mont Belvieu. Trading activity resulted in a gain of $0.5 million for the six months ended June 30, 2011 as compared to a loss of $2.2 million for the prior year period. The first six months of 2010 were negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures.

Vinyls Segment

Net Sales. Net sales increased by $87.5 million, or 19.3%, to $541.9 million for the six months ended June 30, 2011 from $454.4 million for the six months ended June 30, 2010. This increase was primarily driven by higher sales prices for all major products and an increase in sales volume for PVC resin, partially offset by lower building products sales volume as compared to the prior year period. Average sales prices for the Vinyls segment increased by 17.2% in the first six months of 2011 as compared to the first six months of 2010, while average sales volumes increased by 2.1%.

Income (Loss) from Operations. Income from operations was $7.4 million for the six months ended June 30, 2011 as compared to a loss from operations of $25.8 million for the six months ended June 30, 2010, an improvement in operating results of $33.2 million. This improvement was primarily attributable to improved PVC resin and building products margins, higher PVC resin sales volume and higher caustic sales prices as compared to the prior year period. PVC resin sales volume and product pricing during the six months ended June 30, 2011 benefited from a strong export market. The improvement in operating results was partially offset by the turnaround at the Calvert City facility and the closure of the PVC pipe facility in the second quarter of 2011. The Vinyls segment’s operating results for the first six months of 2010 were negatively impacted by lower margins for caustic attributable to a significant decline in industry caustic prices.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Cash Flows

Operating Activities

Operating activities provided cash of $125.3 million in the first six months of 2011 compared to cash provided of $55.6 million in the first six months of 2010. The $69.7 million increase in cash flows from operating activities was primarily due to an increase in income from operations in the first six months of 2011 compared to the prior year period, partially offset by an increase in income taxes paid. Income from operations increased by $145.0 million in the first six months of 2011 as compared to the first six months of 2010 mainly as a result of higher olefins integrated product margins as price increases outpaced increases in feedstock costs, higher PVC resin sales prices and sales volumes and improved production rates for most of our major products. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $124.4 million in the first six months of 2011, compared to $91.0 million of cash used in the first six months of 2010, an unfavorable change of $33.4 million. This change was largely due to an increase in inventory primarily attributable to the increase in feedstock costs and volume of inventory on hand as compared to the prior year period.

Investing Activities

Net cash used for investing activities during the first six months of 2011 was $66.3 million as compared to net cash used for investing activities of $22.4 million in the first six months of 2010. Capital expenditures were $69.2 million in the first six months of 2011 compared to $31.1 million in the first six months of 2010. The higher capital expenditures in the 2011 period were largely attributable to expenditures related to capital projects to improve production capacity or reduce costs at our various facilities. The remaining capital expenditures in the first six months of 2011 and 2010 primarily related to maintenance, safety and environmental projects. We received proceeds of $8.1 million for the settlement of derivative instruments during the first six months of 2010.

Financing Activities

Net cash provided by financing activities during the first six months of 2011 was $23.1 million as compared to net cash provided of $10.0 million in the first six months of 2010. The 2011 period activity was primarily related to a $26.2 million draw-down of our restricted cash for use for eligible capital expenditures and proceeds of $5.3 million from the exercise of stock options, partially offset by the $8.4 million payment of cash dividends. The 2010 period activity was primarily related to a $17.0 million draw-down of our restricted cash, partially offset by the payment of cash dividends.

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

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal derivatives units and the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is currently estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. These projects would be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds of the Authority, which are currently held as restricted cash, and if necessary, our revolving credit facility and other external financing.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions of third-party assets may depend on our ability to obtain additional financing in the future. We must maintain a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility or our ability to make distributions and acquisitions will be restricted. However, we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the credit facility. For the twelve months ended June 30, 2011, the fixed charge coverage ratio under our revolving credit facility was 2.1:1. The indenture governing our 6  5/8% senior notes due 2016, our 6  1/2% senior notes due 2029, our 6  3/4% senior notes due 2032, our 6  1/2% senior notes due 2035 (the “2035 GO Zone 6  1/2% Notes”) and our 6  1/2% senior notes due 2035 (the “2035 IKE Zone 6  1/2% Notes”) (collectively, the “Senior Notes”) requires us to maintain a fixed charge coverage ratio of at least 2.0:1 in order to incur additional debt, except for specified permitted debt. For the twelve months ended June 30, 2011, this fixed charge coverage ratio was 13.6:1. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.

Cash and Restricted Cash

Total cash balances were $836.5 million at June 30, 2011, which included cash and cash equivalents of $712.3 million and restricted cash of $124.2 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in the Calcasieu and Ascension Parishes of Louisiana. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of June 30, 2011, our long-term debt, including current maturities, totaled $764.5 million, consisting of $250.0 million principal amount of 6  5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $100.0 million of 6  1/2% senior notes due 2029, $250.0 million of 6  3/4% senior notes due 2032, $89.0 million of 2035 GO Zone 6  1/2% Notes, $65.0 million of 2035 IKE Zone 6  1/2% Notes and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As June 30, 2011, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2011, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

As of June 30, 2011, we had drawn $227.0 million of the proceeds from the issuance of the 6  3/4% senior notes due 2032, $37.6 million of the proceeds from the issuance of the 2035 GO Zone 6  1/2% Notes and $15.2 million of the proceeds from the issuance of the 2035 IKE Zone 6  1/2% Notes. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain certain of our facilities in Louisiana. As of June 30, 2011, we had drawn all the proceeds from the issuance of the 6  1/2% senior notes due 2029. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” in the 2010 Form 10-K for more information on the 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.

We have a $400.0 million senior secured revolving credit facility. In February 2009, we amended our revolving credit facility to allow us to make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution and acquisition payments) of borrowing availability, including cash, under the credit facility. At June 30, 2011, we had no borrowings under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 2.75% to 3.50% or a base rate plus a spread ranging from 1.25% to 2.0%. The revolving credit facility also requires an unused commitment fee ranging from 0.75% to 0.875%, depending on the average daily borrowings. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 8, 2013. As of June 30, 2011, we had outstanding letters of credit totaling $17.7 million and borrowing availability of $382.3 million under the revolving credit facility.

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

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. The most significant of these provisions in the indenture for the Senior Notes restricts us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0635 per share). The Senior Notes indenture does not allow distributions in excess of $100.0 million unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments. For the twelve months ended June 30, 2011, the fixed charge coverage ratio under the Senior Notes indenture was 13.6:1. The amount allowed under this restriction was $631.1 million at June 30, 2011.

The revolving credit facility also restricts distributions and specified acquisitions unless, after giving effect to such distribution or acquisition payment, our fixed charge coverage ratio is at least 1.0:1, provided that we may also make distributions and specified acquisitions when our fixed charge coverage ratio falls below 1.0:1 but we maintain at least $125.0 million to $200.0 million (depending on the amount of the distribution or acquisition payment) of borrowing availability, including cash, under the revolving credit facility. For the twelve months ended June 30, 2011, the fixed charge coverage ratio under the revolving credit facility was 2.1:1. No other agreements require us to maintain specified financial ratios. In addition, the Senior Notes indenture and the revolving credit facility restrict our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2011 and December 31, 2010 was 0.17% and 0.45%, respectively.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion programs at our Lake Charles and Calvert City complexes;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in the 2010 Form 10-K and the following:

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2011, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.9 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $1.2 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2011, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2011) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2011 was 0.17%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2011, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The 2010 Form 10-K, filed on February 24, 2011, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 14 to the consolidated financial statements for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	162	$57.44	N/A	N/A
May 2011	—	—	N/A	N/A
June 2011	—	—	N/A	N/A

	162	$57.44	N/A	N/A

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 3, 2011	By:	/s/ ALBERT CHAO

Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ M. STEVEN BENDER

M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)