Form 10-Q
period 2011-09-30
WESTLAKE CHEMICAL CORP
filed 2011-11-02
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s sole class of common stock, as of October 27, 2011 was 66,602,742.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$758,939	$630,299
Accounts receivable, net	462,470	362,863
Inventories	466,248	450,028
Prepaid expenses and other current assets	11,443	15,482
Deferred income taxes	17,153	17,288

Total current assets	1,716,253	1,475,960
Property, plant and equipment, net	1,195,508	1,170,334
Equity investments	47,280	46,314
Restricted cash	116,729	150,288
Other assets, net	131,409	111,248

Total assets	$3,207,179	$2,954,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,393	$204,774
Accrued liabilities	135,169	118,804

Total current liabilities	331,562	323,578
Long-term debt	764,543	764,482
Deferred income taxes	335,347	315,518
Other liabilities	46,604	45,496

Total liabilities	1,478,056	1,449,074
Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,602,742 and 66,256,144 shares issued and outstanding in 2011 and 2010, respectively	666	663
Common stock, held in treasury, at cost; 54,654 shares in 2011	(2,018)	—
Additional paid-in capital	466,149	452,703
Retained earnings	1,277,901	1,058,737
Accumulated other comprehensive income
Benefits liability, net of tax	(11,481)	(12,328)
Cumulative translation adjustment	4,565	5,295
Unrealized holding losses on investments, net of tax	(6,659)	—

Total stockholders’ equity	1,729,123	1,505,070

Total liabilities and stockholders’ equity	$3,207,179	$2,954,144

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands of dollars, except per share data and share amounts)
Net sales	$968,372	$779,677	$2,760,673	$2,376,400
Cost of sales	821,305	644,822	2,278,927	2,057,841

Gross profit	147,067	134,855	481,746	318,559
Selling, general and administrative expenses	29,736	27,509	85,409	77,247

Income from operations	117,331	107,346	396,337	241,312
Other income (expense)
Interest expense	(12,727)	(11,002)	(38,449)	(28,574)
Other income, net	1,457	622	4,296	1,536

Income before income taxes	106,061	96,966	362,184	214,274
Provision for income taxes	38,131	34,235	129,661	76,954

Net income	$67,930	$62,731	$232,523	$137,320

Earnings per share:
Basic	$1.02	$0.95	$3.50	$2.08
Diluted	$1.01	$0.95	$3.48	$2.07

Weighted average shares outstanding:
Basic	66,012,102	65,481,175	65,919,892	65,444,851
Diluted	66,381,932	65,677,989	66,307,604	65,603,089

Dividends per common share	$0.0738	$0.0635	$0.2008	$0.1785

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income	$232,523	$137,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,244	96,322
Provision for doubtful accounts	917	651
Amortization of debt issue costs	1,289	1,748
Stock-based compensation expense	4,762	4,566
Loss from disposition of fixed assets	1,022	612
Impairment of long-lived assets	1,975	—
Deferred income taxes	19,435	13,292
Equity in (income) loss of joint ventures	(2,443)	42
Changes in operating assets and liabilities
Accounts receivable	(100,524)	(30,595)
Inventories	(16,220)	13,614
Prepaid expenses and other current assets	4,039	(7,902)
Accounts payable	(9,558)	(30,222)
Accrued liabilities	14,330	17,360
Other, net	(5,438)	(1,827)

Net cash provided by operating activities	244,353	214,981

Cash flows from investing activities
Additions to property, plant and equipment	(111,823)	(51,237)
Proceeds from disposition of assets	2,456	849
Proceeds from repayment of loan to affiliate	763	333
Purchase of investments	(29,877)	—
Settlements of derivative instruments	(331)	7,136

Net cash used for investing activities	(138,812)	(42,919)

Cash flows from financing activities
Capitalized debt issuance costs	(2,540)	(1,419)
Dividends paid	(13,359)	(11,807)
Proceeds from exercise of stock options	5,323	1,280
Repurchase of common stock for treasury	(19)	—
Utilization of restricted cash	33,694	22,625

Net cash provided by financing activities	23,099	10,679

Net increase in cash and cash equivalents	128,640	182,741
Cash and cash equivalents at beginning of period	630,299	245,592

Cash and cash equivalents at end of period	$758,939	$428,333

Supplemental cash flow information
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$—	$93,943

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010 and the changes in its cash position for the nine months ended September 30, 2011 and 2010.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under current accounting guidance. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, but may resume performing the qualitative assessment in any subsequent period. The accounting standards update will be effective for reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
Trade customers	$442,622	$353,035
Affiliates	234	475
Allowance for doubtful accounts	(10,563)	(9,710)

	432,293	343,800
Federal and state taxes	21,903	15,499
Other	8,274	3,564

Accounts receivable, net	$462,470	$362,863

3. Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$241,703	$219,568
Feedstock, additives and chemicals	180,270	189,007
Materials and supplies	44,275	41,453

Inventories	$466,248	$450,028

4. Property, Plant and Equipment

As of September 30, 2011, the Company had property, plant and equipment totaling $1,195,508. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize operations, the Company closed its Springfield, Kentucky PVC pipe facility. Asset impairment costs and severance and other costs related to the PVC pipe facility closure recorded during the nine months ended September 30, 2011 were $1,975 and $1,389, respectively. The Company determined the fair value of the impaired assets using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the pipe facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Depreciation expense on property, plant and equipment of $27,623 and $26,433 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense on property, plant and equipment of $82,423 and $78,989 is included for the nine months ended September 30, 2011 and 2010, respectively.

5. Other Assets

Investments reflected in other assets, net in the consolidated balance sheet at September 30, 2011 were $21,218. These investments have been classified as available-for-sale.

The cost, gross unrealized losses and fair value of the investments were as follows:

	September 30, 2011
	Cost	Gross Unrealized Losses (1)	Fair Value
Available-for-sale investments	$27,877	$(6,659)	$21,218

(1)	All unrealized loss positions were held at a loss for less than 12 months.

Because the Company does not intend to sell, nor is it likely to be forced to sell, its available-for-sale investments, declines in fair value are mostly considered temporary. The Company regularly evaluates available evidence to determine if its investments are other-than-temporarily impaired. The Company considers the evidence to support the recovery of the cost basis of investments, the length of time the investments are in a loss position, value and growth expectations and overall market and sector fundamentals, in determining whether unrealized losses represent an other-than-temporary impairment.

See Note 9 for the fair value hierarchy of the Company’s available-for-sale investments.

Amortization expense on other assets of $5,664 and $6,728 is included in the consolidated statements of operations for the three months ended September 30, 2011 and 2010, respectively. Amortization expense on other assets of $17,110 and $19,081 is included for the nine months ended September 30, 2011 and 2010, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
6 5/8% senior notes due 2016	$249,654	$249,593
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Variable rate tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,543	$764,482

The Company has a $400,000 senior secured revolving credit facility. In September 2011, the Company entered into a second amendment and restatement to the revolving credit facility. The amendment and restatement extended the scheduled maturity date of the facility from September 8, 2013 to September 16, 2016, reduced the interest rate and facility fee payable under the facility, amended the covenants restricting the Company’s ability to make distributions and acquisitions and make investments and, among other things:

•

includes a covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.0:1 for successive 30-day periods after any date on which the borrowing availability under the facility is less than the greater of (1) 12.5% of the commitments under the facility and (2) $50,000, until the borrowing availability exceeds the greater of the amount in clause (1) and the amount in clause (2) for a 30-day period;

•	generally allows the Company to incur up to $150,000 in purchase money debt and eliminates a $20,000 maximum limit on the amount of capital leases that it may enter into;

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

•	generally allows the Company to incur an amount of debt secured by liens on its assets that are not collateral under the facility up to the greater of (1) $600,000 and (2) 30% of tangible assets;

•	generally allows the Company to enter into sale and leaseback transactions in an amount up to an aggregate of $150,000; and

•

so long as no default or event of default has occurred or is continuing, allows the Company to prepay any debt with unrestricted cash and to prepay any of its existing senior notes with unrestricted or restricted cash.

The facility also includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if certain lenders agree to commit to such an increase.

Amounts drawn under the facility are limited to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with Bank of America and subject to a control agreement with Bank of America, minus (4) such reserves as Bank of America, the agent, may establish. Advances on inventory are limited to $325,000. The facility includes a $400,000 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility.

At September 30, 2011, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2011, the Company had outstanding letters of credit totaling $17,662 and borrowing availability of $382,338 under the revolving credit facility.

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,636 and $1,587 for the three months ended September 30, 2011 and 2010, respectively, and $4,762 and $4,566 for the nine months ended September 30, 2011 and 2010, respectively.

Option activity and changes during the nine months ended September 30, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,314,524	$20.81
Granted	99,380	45.83
Exercised	(273,577)	19.47
Cancelled	(3,069)	42.74

Outstanding at September 30, 2011	1,137,258	$23.26	6.7	$13,711

Exercisable at September 30, 2011	505,125	$18.72	6.1	$7,887

For options outstanding at September 30, 2011, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24—$19.29	507,625	6.4
$20.53—$27.24	259,723	7.8
$30.07—$45.83	369,910	6.4

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $355 for the three months ended September 30, 2010, and $8,147 and $758 for the nine months ended September 30, 2011 and 2010, respectively. There were no options exercised during the three months ended September 30, 2011.

As of September 30, 2011, $3,636 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years. Income tax benefit realized from the exercise of stock options was $44 for the three months ended September 30, 2010, and $2,148 and $135 for the nine months ended September 30, 2011 and 2010, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the nine months ended September 30, 2011 and 2010. There were no options granted during the three months ended September 30, 2011 and 2010. Volatility was calculated using historical trends of the Company’s common stock price.

	(143,121)	(143,121)
	Stock Option Grants
	Nine Months Ended September 30,
	2011	2010
Weighted average fair value	$19.22	$8.19
Risk-free interest rate	2.8%	2.9%
Expected life in years	6	6
Expected volatility	41.9%	41.8%
Expected dividend yield	0.5%	1.1%

Non-vested restricted stock awards as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	(143,121)	(143,121)
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	654,241	$19.97
Granted	78,828	45.03
Vested	(143,121)	19.64
Forfeited	(5,807)	20.33

Non-vested at September 30, 2011	584,141	$23.43

As of September 30, 2011, there was $5,721 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares of restricted stock that vested was $374 and $168 for the three months ended September 30, 2011 and 2010, respectively. The total fair value of shares of restricted stock that vested was $6,214 and $1,354 for the nine months ended September 30, 2011 and 2010, respectively.

8. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. The Company does not use derivative instruments to engage in speculative activities.

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2011. As of September 30, 2011, the Company had 34,650,000 gallons of feedstock forward contracts designated as fair value hedges.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty).

The fair values of derivative instruments in the Company’s consolidated balance sheets were as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$68	$—	Accrued liabilities	$1,848	$—

Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$3,126	$47	Accrued liabilities	$1,658	$46

Total derivatives		$3,194	$47		$3,506	$46

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2011, there was no material ineffectiveness with regard to the Company’s qualifying hedges.

	$(0,000)	$(0,000)	$(0,000)	$(0,000)	$(0,000)
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Commodity forward contracts	Cost of sales	$(1,780)	$—	$(1,780)	$—

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Firm commitment designated as the hedged item	Cost of sales	$1,780	$—	$1,780	$—

The impact of derivative instruments that have not been designated as hedges on the Company’s consolidated statements of operations were as follows:

	$(0,000)	$(0,000)	$(0,000)	$(0,000)	$(0,000)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Commodity forward contracts	Cost of sales	$371	$531	$838	$(1,622)

See Note 9 for the fair value of the Company’s derivative instruments.

9. Fair Value Measurements

The Company reports certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables summarize, by level within the fair value hierarchy, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$365	$2,829	$3,194
Risk management liabilities	—	(3,506)	(3,506)
Firm commitments
Hedged portion of firm commitment	—	1,780	1,780
Marketable securities
Available-for-sale investments	21,218	—	21,218

	December 31, 2010
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$47	$—	$47
Risk management liabilities	(46)	—	(46)

The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2011 and 2010.

In addition to the financial instruments above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company’s long-term debt are summarized below:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$249,654	$256,875	$249,593	$258,438
6 1/2% senior notes due 2029	100,000	106,823	100,000	99,875
6 3/4% senior notes due 2032	250,000	257,718	250,000	251,925
2035 GO Zone 6 1/2% Notes	89,000	92,073	89,000	88,653
2035 IKE Zone 6 1/2% Notes	65,000	67,244	65,000	64,905
Variable rate tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

10. Income Taxes

The effective income tax rate was 35.8% for the nine months ended September 30, 2011. The effective income tax rate for the 2011 period was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.9% for the nine months ended September 30, 2010. The effective income tax rate for the 2010 period was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.

Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2011, the Company had no material accrued interest and penalties related to uncertain tax positions.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. During the first quarter of 2011, the Internal Revenue Service began an audit of the Company for the 2009 tax year, and such audit continued during the third quarter of 2011.

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

	00,000	00,000	00,000	00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$67,930	$62,731	$232,523	$137,320
Less:
Net income attributable to participating securities	(598)	(639)	(2,087)	(1,385)

Net income attributable to common shareholders	$67,332	$62,092	$230,436	$135,935

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	00,000	00,000	00,000	00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares—basic	66,012,102	65,481,175	65,919,892	65,444,851
Plus incremental shares from:
Assumed exercise of options	369,830	196,814	387,712	158,238

Weighted average common shares—diluted	66,381,932	65,677,989	66,307,604	65,603,089

Earnings per share:
Basic	$1.02	$0.95	$3.50	$2.08
Diluted	$1.01	$0.95	$3.48	$2.07

Excluded from the computation of diluted earnings per share are options to purchase 99,592 and 698,340 shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and 151,923 and 699,710 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

12. Comprehensive Income Information

	00,000	00,000	00,000	00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$67,930	$62,731	$232,523	$137,320
Other comprehensive income (loss):
Amortization of benefits liability, net of tax	286	332	847	2,814
Change in cumulative foreign currency translation adjustment	(1,054)	371	(730)	191
Unrealized holding losses on available-for-sale investments, net of tax	(6,659)	—	(6,659)	—

Comprehensive income	$60,503	$63,434	$225,981	$140,325

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

13. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$224	$263	$4	$13	$705	$788	$12	$38
Interest cost	681	690	209	225	2,042	2,069	628	674
Expected return on plan assets	(570)	(484)	—	—	(1,709)	(1,452)	—	—
Amortization of transition obligation	—	—	28	29	—	—	85	85
Amortization of prior service cost	74	74	47	53	223	223	140	159
Amortization of net loss	322	383	28	7	948	1,150	84	21

Net periodic benefit cost	$731	$926	$316	$327	$2,209	$2,778	$949	$977

The Company contributed $1,692 and $811 to the Salaried pension plan in the first nine months of 2011 and 2010, respectively, and contributed $1,362 and $705 to the Wage pension plan in the first nine months of 2011 and 2010, respectively. The Company expects to make additional contributions of $442 to the Salaried pension plan and $524 to the Wage pension plan during the fiscal year ending December 31, 2011.

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

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,028 in 2010. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required. On September 19, 2011, the Company filed a motion to dismiss the remaining proceedings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales to external customers
Olefins
Polyethylene	$444,077	$422,036	$1,358,631	$1,244,467
Ethylene, styrene and other	251,597	133,121	587,438	453,041

Total Olefins	695,674	555,157	1,946,069	1,697,508
Vinyls
PVC, caustic soda and other	198,046	134,411	583,214	401,330
Building products	74,652	90,109	231,390	277,562

Total Vinyls	272,698	224,520	814,604	678,892

	$968,372	$779,677	$2,760,673	$2,376,400

Intersegment sales
Olefins	$109,140	$85,670	$327,584	$205,846
Vinyls	376	248	1,100	770

	$109,516	$85,918	$328,684	$206,616

Income (loss) from operations
Olefins	$105,353	$136,103	$383,376	$305,506
Vinyls	16,123	(24,233)	23,565	(50,049)
Corporate and other	(4,145)	(4,524)	(10,604)	(14,145)

	$117,331	$107,346	$396,337	$241,312

Depreciation and amortization
Olefins	$21,746	$21,662	$64,998	$64,363
Vinyls	10,967	10,395	32,782	31,522
Corporate and other	148	144	464	437

	$32,861	$32,201	$98,244	$96,322

Other income (expense), net
Olefins	$949	$33	$2,033	$107
Vinyls	(303)	329	179	304
Corporate and other	811	260	2,084	1,125

	$1,457	$622	$4,296	$1,536

Provision for (benefit from) income taxes
Olefins	$34,867	$44,423	$128,405	$96,112
Vinyls	5,277	(9,579)	5,847	(17,600)
Corporate and other	(2,013)	(609)	(4,591)	(1,558)

	$38,131	$34,235	$129,661	$76,954

Capital expenditures
Olefins	$26,570	$8,617	$59,969	$23,572
Vinyls	15,447	11,238	50,454	26,744
Corporate and other	628	296	1,400	921

	$42,645	$20,151	$111,823	$51,237

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

In the first quarter of 2011, in order to better reflect large buyer market related pricing, the Company changed its intersegment market pricing methodology used to account for intersegment sales of ethylene sold from the Olefins segment to the Vinyls segment. Had this pricing methodology been in effect on January 1, 2010, the impact on Olefins segment income from operations for the three and nine months ended September 30, 2010 would be a reduction of $5,948 and $23,642, respectively. These reductions would be offset by an improvement in the Vinyls segment’s operating results for the three and nine months ended September 30, 2010 of $4,560 and $19,697, respectively, and an improvement in the Corporate segment’s operating results for the three and nine months ended September 30, 2010 of $1,388 and $3,945, respectively. The improvement in the Corporate segment’s loss from operations is attributable to a reduction in intercompany profit in inventory reserve related to sales from the Olefins segment to the Vinyls segment. There would be no impact on the Company’s reported consolidated income from operations for the three and nine months ended September 30, 2010.

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	$3,207,179	$3,207,179	$3,207,179	$3,207,179
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from operations	$117,331	$107,346	$396,337	$241,312
Interest expense	(12,727)	(11,002)	(38,449)	(28,574)
Other income, net	1,457	622	4,296	1,536

Income before income taxes	$106,061	$96,966	$362,184	$214,274

	$1,433,787	$1,433,787
	September 30, 2011	December 31, 2010
Total assets
Olefins	$1,433,787	$1,372,785
Vinyls	800,871	767,875
Corporate and other	972,521	813,484

	$3,207,179	$2,954,144

16. Subsequent Events

Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

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

Condensed Consolidating Financial Information as of September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$740,032	$1,541	$17,366	$—	$758,939
Accounts receivable, net	154	1,371,732	5,127	(914,543)	462,470
Inventories	—	453,929	12,319	—	466,248
Prepaid expenses and other current assets	429	9,301	1,713	—	11,443
Deferred income taxes	358	16,633	162	—	17,153

Total current assets	740,973	1,853,136	36,687	(914,543)	1,716,253
Property, plant and equipment, net	—	1,186,035	9,473	—	1,195,508
Equity investments	2,557,028	53,676	36,152	(2,599,576)	47,280
Restricted cash	116,729	—	—	—	116,729
Other assets, net	19,402	128,119	2,917	(19,029)	131,409

Total assets	$3,434,132	$3,220,966	$85,229	$(3,533,148)	$3,207,179

Current liabilities
Accounts payable	$943,542	$181,834	$5,473	$(934,456)	$196,393
Accrued liabilities	7,760	105,176	2,323	19,910	135,169

Total current liabilities	951,302	287,010	7,796	(914,546)	331,562
Long-term debt	753,654	10,889	11,500	(11,500)	764,543
Deferred income taxes	—	342,062	811	(7,526)	335,347
Other liabilities	53	46,503	48	—	46,604
Stockholders’ equity	1,729,123	2,534,502	65,074	(2,599,576)	1,729,123

Total liabilities and stockholders’ equity	$3,434,132	$3,220,966	$85,229	$(3,533,148)	$3,207,179

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$611,158	$53	$19,088	$—	$630,299
Accounts receivable, net	128,628	1,302,314	2,086	(1,070,165)	362,863
Inventories	—	437,130	12,898	—	450,028
Prepaid expenses and other current assets	162	13,763	1,557	—	15,482
Deferred income taxes	357	16,771	160	—	17,288

Total current assets	740,305	1,770,031	35,789	(1,070,165)	1,475,960
Property, plant and equipment, net	—	1,159,051	11,283	—	1,170,334
Equity investments	2,320,094	53,274	35,588	(2,362,642)	46,314
Restricted cash	150,288	—	—	—	150,288
Other assets, net	16,897	108,352	3,769	(17,770)	111,248

Total assets	$3,227,584	$3,090,708	$86,429	$(3,450,577)	$2,954,144

Current liabilities
Accounts payable	$952,000	$189,852	$4,541	$(941,619)	$204,774
Accrued liabilities	16,868	228,364	2,121	(128,549)	118,804

Total current liabilities	968,868	418,216	6,662	(1,070,168)	323,578
Long-term debt	753,593	10,889	11,500	(11,500)	764,482
Deferred income taxes	—	320,813	972	(6,267)	315,518
Other liabilities	53	45,435	8	—	45,496
Stockholders’ equity	1,505,070	2,295,355	67,287	(2,362,642)	1,505,070

Total liabilities and stockholders’ equity	$3,227,584	$3,090,708	$86,429	$(3,450,577)	$2,954,144

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$956,390	$12,708	$(726)	$968,372
Cost of sales	—	810,516	11,515	(726)	821,305

Gross profit	—	145,874	1,193	—	147,067
Selling, general and administrative expenses	1,125	27,242	1,369	—	29,736

(Loss) income from operations	(1,125)	118,632	(176)	—	117,331
Interest expense	(12,727)	—	—	—	(12,727)
Other income (expense), net	77,272	950	(889)	(75,876)	1,457

Income (loss) before income taxes	63,420	119,582	(1,065)	(75,876)	106,061
(Benefit from) provision for income taxes	(4,510)	43,190	(549)	—	38,131

Net income (loss)	$67,930	$76,392	$(516)	$(75,876)	$67,930

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$768,162	$12,091	$(576)	$779,677
Cost of sales	—	634,624	10,774	(576)	644,822

Gross profit	—	133,538	1,317	—	134,855
Selling, general and administrative expenses	1,127	25,228	1,154	—	27,509

(Loss) income from operations	(1,127)	108,310	163	—	107,346
Interest expense	(7,254)	(3,647)	(101)	—	(11,002)
Other income, net	68,221	292	125	(68,016)	622

Income before income taxes	59,840	104,955	187	(68,016)	96,966
(Benefit from) provision for income taxes	(2,891)	37,035	91	—	34,235

Net income	$62,731	$67,920	$96	$(68,016)	$62,731

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,731,248	$32,331	$(2,906)	$2,760,673
Cost of sales	—	2,251,296	30,537	(2,906)	2,278,927

Gross profit	—	479,952	1,794	—	481,746
Selling, general and administrative expenses	3,149	78,283	3,977	—	85,409

(Loss) income from operations	(3,149)	401,669	(2,183)	—	396,337
Interest expense	(38,403)	(46)	—	—	(38,449)
Other income (expense), net	262,217	(2,090)	(24)	(255,807)	4,296

Income (loss) before income taxes	220,665	399,533	(2,207)	(255,807)	362,184
(Benefit from) provision for income taxes	(11,858)	142,247	(728)	—	129,661

Net income (loss)	$232,523	$257,286	$(1,479)	$(255,807)	$232,523

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,343,974	$34,610	$(2,184)	$2,376,400
Cost of sales	—	2,030,324	29,701	(2,184)	2,057,841

Gross profit	—	313,650	4,909	—	318,559
Selling, general and administrative expenses	3,218	70,547	3,482	—	77,247

(Loss) income from operations	(3,218)	243,103	1,427	—	241,312
Interest expense	(17,727)	(10,545)	(302)	—	(28,574)
Other income, net	151,030	796	484	(150,774)	1,536

Income before income taxes	130,085	233,354	1,609	(150,774)	214,274
(Benefit from) provision for income taxes	(7,235)	83,762	427	—	76,954

Net income	$137,320	$149,592	$1,182	$(150,774)	$137,320

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$232,523	$257,286	$(1,479)	$(255,807)	$232,523
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,290	95,486	2,757	—	99,533
Provision for doubtful accounts	—	871	46	—	917
Stock-based compensation expense	—	4,664	98	—	4,762
Loss from disposition of fixed assets	—	1,022	—	—	1,022
Impairment of long-lived assets	—	1,975	—	—	1,975
Deferred income taxes	(1,430)	21,010	(145)	—	19,435
Equity in income of joint ventures	—	(1,879)	(564)	—	(2,443)
Net changes in working capital and other	(255,859)	(111,147)	(2,172)	255,807	(113,371)

Net cash (used for) provided by operating activities	(23,476)	269,288	(1,459)	—	244,353

Cash flows from investing activities
Additions to property, plant and equipment	—	(110,887)	(936)	—	(111,823)
Proceeds from disposition of assets	—	2,453	3	—	2,456
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Purchase of investments	—	(29,877)	—	—	(29,877)
Settlements of derivative instruments	—	(331)	—	—	(331)

Net cash used for investing activities	—	(138,642)	(170)	—	(138,812)

Cash flows from financing activities
Intercompany financing	129,251	(129,158)	(93)	—	—
Capitalized debt issuance costs	(2,540)	—	—	—	(2,540)
Dividends paid	(13,359)	—	—	—	(13,359)
Proceeds from exercise of stock options	5,323	—	—	—	5,323
Repurchase of common stock for treasury	(19)	—	—	—	(19)
Utilization of restricted cash	33,694	—	—	—	33,694

Net cash provided by (used for) financing activities	152,350	(129,158)	(93)	—	23,099
Net increase (decrease) in cash and cash equivalents	128,874	1,488	(1,722)	—	128,640
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of period	$740,032	$1,541	$17,366	$—	$758,939

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$137,320	$149,592	$1,182	$(150,774)	$137,320
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,748	93,498	2,824	—	98,070
Provision for doubtful accounts	—	607	44	—	651
Stock-based compensation expense	—	4,457	109	—	4,566
Loss from disposition of fixed assets	—	612	—	—	612
Deferred income taxes	(1,018)	14,027	283	—	13,292
Equity in loss of joint venture	—	—	42	—	42
Net changes in working capital and other	(151,648)	(38,104)	(594)	150,774	(39,572)

Net cash (used for) provided by operating activities	(13,598)	224,689	3,890	—	214,981

Cash flows from investing activities
Additions to property, plant and equipment	—	(50,233)	(1,004)	—	(51,237)
Proceeds from disposition of assets	—	849	—	—	849
Proceeds from repayment of loan to affiliate	—	—	333	—	333
Settlements of derivative instruments	—	7,136	—	—	7,136

Net cash used for investing activities	—	(42,248)	(671)	—	(42,919)

Cash flows from financing activities
Intercompany financing	182,288	(182,459)	171	—	—
Capitalized debt issuance costs	(1,419)	—	—	—	(1,419)
Dividends paid	(11,807)	—	—	—	(11,807)
Proceeds from exercise of stock options	1,280	—	—	—	1,280
Utilization of restricted cash	22,625	—	—	—	22,625

Net cash provided by (used for) financing activities	192,967	(182,459)	171	—	10,679
Net increase (decrease) in cash and cash equivalents	179,369	(18)	3,390	—	182,741
Cash and cash equivalents at beginning of period	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of period	$412,171	$59	$16,103	$—	$428,333

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2009 and continuing through the third quarter of 2011, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers, as well as increased global demand for polyethylene, allowed a strong export market and higher margins for North American producers, including Westlake. However, some olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity, which have existed over the past three years, primarily in the Middle East and Asia, will continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry’s inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010 through the third quarter of 2011. Over the last 12 months, the industry experienced an increase in PVC export demand, driven largely by more competitive ethylene and energy cost positions in North America. As a consequence, domestic PVC resin operating rates improved while domestic supply of PVC resin tightened, resulting in improved margins and higher domestic prices for PVC resin. Looking forward, our Vinyls operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets and recent North American PVC capacity additions.

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

Recent Developments

In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time. During the third quarter of 2011, we repurchased 54,654 shares of common stock for an aggregate purchase price of $2.0 million.

Results of Operations

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$444,077	$422,036	$1,358,631	$1,244,467
Ethylene, styrene and other	251,597	133,121	587,438	453,041

Total Olefins	695,674	555,157	1,946,069	1,697,508
Vinyls
PVC, caustic soda and other	198,046	134,411	583,214	401,330
Building products	74,652	90,109	231,390	277,562

Total Vinyls	272,698	224,520	814,604	678,892

Total	$968,372	$779,677	$2,760,673	$2,376,400

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Income (loss) from operations
Olefins	$105,353	$136,103	$383,376	$305,506
Vinyls	16,123	(24,233)	23,565	(50,049)
Corporate and other	(4,145)	(4,524)	(10,604)	(14,145)

Total income from operations	117,331	107,346	396,337	241,312
Interest expense	(12,727)	(11,002)	(38,449)	(28,574)
Other income, net	1,457	622	4,296	1,536
Provision for income taxes	38,131	34,235	129,661	76,954

Net income	$67,930	$62,731	$232,523	$137,320

Diluted earnings per share	$1.01	$0.95	$3.48	$2.07

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Sales Price	Volume		Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+27.0%		-2.3%	+19.5%	-	5.0%
Vinyls	+32.7%	-	11.3%	+22.5%	-	2.5%
Company average	+28.6%		-4.8%	+20.4%	-	4.3%

	+27.0	+27.0	+27.0	+27.0
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average industry prices (1)
Ethane (cents/lb)	26.3	16.2	24.8	19.8
Propane (cents/lb)	36.4	25.3	34.7	26.8
Ethylene (cents/lb) (2)	55.6	38.3	54.1	45.4
Polyethylene (cents/lb) (3)	96.0	86.7	98.8	87.3
Styrene (cents/lb) (4)	73.3	55.2	74.5	62.5
Caustic soda ($/short ton) (5)	570.0	380.0	525.6	336.7
Chlorine ($/short ton) (6)	348.3	335.0	338.3	318.9
PVC (cents/lb) (7)	78.2	64.0	75.2	65.9

(1)	Industry pricing data was obtained through the Chemical Market Associates, Inc., or CMAI. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by CMAI.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by CMAI.

(4)	Represents average North American contract prices of styrene over the period as reported by CMAI.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by CMAI.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by CMAI.

(7)	Represents average North American contract prices of PVC over the period as reported by CMAI.

Summary

For the quarter ended September 30, 2011, net income was $67.9 million, or $1.01 per diluted share, on net sales of $968.4 million. This represents an increase in net income of $5.2 million, or $0.06 per diluted share, from the quarter ended September 30, 2010 net income of $62.7 million, or $0.95 per diluted share, on net sales of $779.7 million. Net sales for the third quarter of 2011 increased $188.7 million compared to net sales for the third quarter of 2010, driven mainly by higher sales prices for all our major products, partially offset by lower building products sales volume. Income from operations was $117.3 million for the third quarter of 2011 as compared to $107.3 million for the third quarter of 2010. Income from operations benefited primarily from higher PVC resin, PVC pipe and caustic margins, partially offset by lower olefins integrated product margins.

For the nine months ended September 30, 2011, net income was $232.5 million, or $3.48 per diluted share, on net sales of $2,760.7 million. This represents an increase in net income of $95.2 million, or $1.41 per diluted share, from the nine months ended September 30, 2010 net income of $137.3 million, or $2.07 per diluted share, on net sales of $2,376.4 million. Net sales for the nine months ended September 30, 2011 increased $384.3 million compared to the first nine months of 2010 mainly due to higher sales prices for all our major products and higher sales volume for PVC resin, partially offset by lower building products sales volume. Income from operations was $396.3 million for the nine months ended September 30, 2011 as compared to $241.3 million for the nine months ended September 30, 2010. Income from operations for the nine months ended September 30, 2011 benefited primarily from improved olefins integrated product margins, higher PVC resin and PVC pipe sales prices, higher PVC resin sales volume and improved caustic margins as compared to the prior year period, partially offset by higher feedstock costs. The nine months ended September 30, 2011 were negatively impacted by the lost production, lost sales and higher operating costs associated with four separate events: an unscheduled outage at one of our ethylene units in Lake Charles, Louisiana, the turnaround of our Calvert City, Kentucky facility, a fire at a third-party storage facility in Mont Belvieu, Texas and the closure of our Springfield, Kentucky PVC pipe production facility. Trading activity for the nine months ended September 30, 2011 resulted in a gain of $0.8 million compared to a loss of $1.6 million for the nine months ended September 30, 2010. Income from operations for the nine months ended September 30, 2010 was negatively impacted by an unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures.

RESULTS OF OPERATIONS

Third Quarter 2011 Compared with Third Quarter 2010

Net Sales. Net sales increased by $188.7 million, or 24.2%, to $968.4 million in the third quarter of 2011 from $779.7 million in the third quarter of 2010. This increase was primarily due to higher sales prices for all our major products as compared to the prior year period. Average sales prices for the third quarter of 2011 increased by 28.6% as compared to the third quarter of 2010. Overall sales volume decreased by 4.8% as compared to the third quarter of 2010, primarily caused by lower building products sales volume attributable to weakness in the U.S. construction markets.

Gross Margin. Gross margin percentage decreased to 15.2% for the third quarter of 2011 from 17.3% for the third quarter of 2010. The third quarter 2011 gross margin benefited from improved PVC resin, PVC pipe and caustic margins. However, this increase was more than offset by lower operating rates, lower sales volumes for several major products and feedstock cost increases that outpaced price increases in our Olefins segment. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 62.3% and 43.9% for ethane and propane, respectively, as compared to the third quarter of 2010. Sales prices increased an average of 28.6% for the third quarter of 2011 as compared to the third quarter of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2011 increased by $2.2 million as compared to the third quarter of 2010 primarily attributable to an increase in payroll and related labor costs, including incentive compensation, and consulting fees.

Interest Expense. Interest expense increased by $1.7 million to $12.7 million in the third quarter of 2011 as compared to the prior year period, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in December 2010.

Other Income, Net. Other income, net increased to $1.5 million in the third quarter of 2011 from $0.6 million in the third quarter of 2010, mainly attributable to higher equity in income from our joint ventures and higher interest income, partially offset by foreign exchange currency losses.

Income Taxes. The effective income tax rate was 36.0% for the third quarter of 2011. The effective income tax rate for the third quarter of 2011 was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.3% for the third quarter of 2010. The effective income tax rate for the third quarter of 2010 was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $140.5 million, or 25.3%, to $695.7 million in the third quarter of 2011 from $555.2 million in the third quarter of 2010. This increase was primarily due to an increase in sales prices for all major products, partially offset by lower polyethylene sales volume as compared to the prior year period. Average sales prices for the Olefins segment increased by 27.0% in the third quarter of 2011 as compared to the third quarter of 2010. Average sales volumes decreased by 2.3% in the third quarter of 2011 as compared to the third quarter of 2010.

Income from Operations. Income from operations decreased by $30.7 million, or 22.6%, to $105.4 million in the third quarter of 2011 from $136.1 million in the third quarter of 2010. This decrease was mainly attributable to higher feedstock costs that outpaced sales price increases, lower polyethylene sales volume and lower operating rates. The lower operating rates were primarily due to reduced polyethylene export demand. Trading activity resulted in a gain of $0.4 million in the third quarter of 2011 as compared to a gain of $0.5 million in the third quarter of 2010.

Vinyls Segment

Net Sales. Net sales increased by $48.2 million, or 21.5%, to $272.7 million in the third quarter of 2011 from $224.5 million in the third quarter of 2010. This increase was primarily driven by higher sales prices for all major products and higher PVC resin sales volume, partially offset by lower building products sales volume as compared to the third quarter of 2010. Average sales prices for the Vinyls segment increased by 32.7% in the third quarter of 2011 as compared to the third quarter of 2010. Average sales volumes for the Vinyls segment decreased by 11.3% in the third quarter of 2011 as compared to the third quarter of 2010, primarily caused by lower building products sales volume attributable to weakness in the U.S. construction markets.

Income (Loss) from Operations. Income from operations was $16.1 million in the third quarter of 2011 as compared to a loss from operations of $24.2 million in the third quarter of 2010, an improvement of $40.3 million. This improvement was primarily due to improved PVC resin, PVC pipe and caustic margins, and higher PVC resin sales volume as compared to the prior year period. PVC resin and PVC pipe margins benefited from an increase in product prices driven mainly by strong PVC resin export demand. While operating results for the third quarter of 2011 improved compared to the third quarter of 2010, our Vinyls segment continued to be negatively impacted by weakness in the U.S. construction markets.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net Sales. Net sales increased by $384.3 million, or 16.2%, to $2,760.7 million for the first nine months of 2011 from $2,376.4 million for the first nine months of 2010. This increase was primarily due to higher sales prices for all major products and higher sales volume for PVC resin, partially offset by lower building products sales volume as compared to the prior year period. Average sales prices for the first nine months of 2011 increased by 20.4% as compared to the first nine months of 2010. Overall sales volume decreased by 4.3% as compared to the first nine months of 2010.

Gross Margin. Gross margin percentage of 17.4% for the nine months ended September 30, 2011 increased from the 13.4% gross margin percentage for the nine months ended September 30, 2010. The increase was primarily due to improved olefins integrated product margins, higher PVC resin, PVC pipe and caustic sales prices and higher PVC resin sales volume as compared to the prior year period, partially offset by higher feedstock costs, the unscheduled Lake Charles outage, the Calvert City turnaround, the closure of our Springfield PVC pipe facility and the fire at a third-party storage facility in Mont Belvieu.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2011 increased by $8.2 million as compared to the nine months ended September 30, 2010. The increase was mainly attributable to an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in legal fees.

Interest Expense. Interest expense increased by $9.8 million to $38.4 million in the first nine months of 2011 as compared to the first nine months of 2010, primarily due to higher average debt outstanding for the period as a result of the issuance of our senior notes in July and December 2010.

Other Income, Net. Other income, net increased to $4.3 million in the first nine months of 2011 from $1.5 million in the first nine months of 2010, mainly due to higher equity in income from our joint ventures and higher interest income, partially offset by foreign exchange currency losses.

Income Taxes. The effective income tax rate was 35.8% for the nine months ended September 30, 2011. The effective income tax rate for the 2011 period was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.9% for the nine months ended September 30, 2010. The effective income tax rate for the 2010 period was above the statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $248.6 million, or 14.6%, to $1,946.1 million for the nine months ended September 30, 2011 from $1,697.5 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in sales prices for all major products, partially offset by lower ethylene and polyethylene sales volumes. Average sales prices for the Olefins segment increased by 19.5% in the first nine months of 2011 as compared to the first nine months of 2010. Average sales volumes decreased by 5.0% in the first nine months of 2011 as compared to the first nine months of 2010.

Income from Operations. Income from operations increased by $77.9 million, or 25.5%, to $383.4 million in the first nine months of 2011 from $305.5 million in the first nine months of 2010. This increase was mainly attributable to higher polyethylene sales prices, which were only partially offset by higher feedstock costs as compared to the prior year period. The nine months ended September 30, 2011 were negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third-party storage facility at Mont Belvieu. Trading activity resulted in a gain of $0.8 million for the nine months ended September 30, 2011 as compared to a loss of $1.6 million for the prior year period. The first nine months of 2010 were negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles caused by freezing temperatures.

Vinyls Segment

Net Sales. Net sales increased by $135.7 million, or 20.0%, to $814.6 million for the nine months ended September 30, 2011 from $678.9 million for the nine months ended September 30, 2010. This increase was primarily driven by higher sales prices for all major products and an increase in sales volume for PVC resin, partially offset by lower building products sales volume as compared to the prior year period. Average sales prices for the Vinyls segment increased by 22.5% in the first nine months of 2011 as compared to the first nine months of 2010. Average sales volumes decreased by 2.5% in the first nine months of 2011 as compared to the first nine months of 2010.

Income (Loss) from Operations. Income from operations improved by $73.6 million to $23.6 million for the nine months ended September 30, 2011 as compared to a loss from operations of $50.0 million for the nine months ended September 30, 2010. This improvement was primarily attributable to improved PVC resin, PVC pipe and caustic margins and higher PVC resin sales volume as compared to the prior year period. PVC resin sales volume and product pricing during the nine months ended September 30, 2011 benefited from a strong export market. The improvement in operating results was partially offset by the negative impact of the turnaround at our Calvert City facility and the closure of our Springfield PVC pipe facility. The Vinyls segment’s operating results for the first nine months of 2010 were negatively impacted by lower margins for caustic attributable to a significant decline in industry caustic prices.

CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Cash Flows

Operating Activities

Operating activities provided cash of $244.4 million in the first nine months of 2011 compared to cash provided of $215.0 million in the first nine months of 2010. The $29.4 million increase in cash flows from operating activities was primarily due to an increase in income from operations in the first nine months of 2011 compared to the prior year period, partially offset by increases in working capital and income taxes paid. Income from operations increased by $155.0 million in the first nine months of 2011 as compared to the first nine months of 2010 mainly as a result of higher olefins integrated product margins, higher PVC resin and PVC pipe sales prices, higher PVC resin sales volume and improved caustic margins, partially offset by higher feedstock costs. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expense and other current assets less accounts payable and accrued liabilities, used cash of $108.0 million in the first nine months of 2011, compared to $37.7 million of cash used in the first nine months of 2010, an unfavorable change of $70.3 million. This change was largely due to an increase in accounts receivable primarily driven by the increase in average product prices as compared to the prior year period.

Investing Activities

Net cash used for investing activities during the first nine months of 2011 was $138.8 million as compared to net cash used for investing activities of $42.9 million in the first nine months of 2010. Capital expenditures were $111.8 million in the first nine months of 2011 compared to $51.2 million in the first nine months of 2010. The higher capital expenditures in the 2011 period were largely attributable to expenditures related to capital projects to improve production capacity or reduce costs at our various facilities. The remaining capital expenditures in the first nine months of 2011 and 2010 primarily related to maintenance, safety and environmental projects. Purchases of investments during the first nine months of 2011 totaled $29.9 million. We received proceeds of $7.1 million for the settlement of derivative instruments during the first nine months of 2010.

Financing Activities

Net cash provided by financing activities during the first nine months of 2011 was $23.1 million as compared to net cash provided of $10.7 million in the first nine months of 2010. The 2011 period activity was primarily related to a $33.7 million draw-down of our restricted cash for use for eligible capital expenditures and proceeds of $5.3 million from the exercise of stock options. Net cash provided by financing activities was partially offset by the $13.4 million payment of cash dividends. The 2010 period activity was primarily related to a $22.6 million draw-down of our restricted cash, partially offset by the payment of cash dividends.

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

In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of September 30, 2011, we had repurchased 54,654 shares of common stock for an aggregate purchase price of $2.0 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal derivatives units and the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar, Louisiana facility. The project is estimated to cost in the range of $250.0 million to $300.0 million and is targeted for start-up in the second half of 2013. These projects would be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, which are currently held as restricted cash, and if necessary, our revolving credit facility and other external financing.

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

Cash and Restricted Cash

Total cash balances were $875.6 million at September 30, 2011, which included cash and cash equivalents of $758.9 million and restricted cash of $116.7 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in the Calcasieu and Ascension Parishes of Louisiana. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of September 30, 2011, our long-term debt, including current maturities, totaled $764.5 million, consisting of $250.0 million principal amount of 6  5/8% senior notes due 2016 (less the unamortized discount of $0.4 million), $100.0 million of 6  1/2% senior notes due 2029, $250.0 million of 6  3/4% senior notes due 2032, $89.0 million of 6  1/2% senior notes due 2035 (the “2035 GO Zone 6  1/2% Notes”), $65.0 million of 6  1/2% senior notes due 2035 (the “2035 IKE Zone 6  1/2% Notes”) (collectively, the “Senior Notes”) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes

evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of September 30, 2011, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2011, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

As of September 30, 2011, we had drawn $234.5 million of the proceeds from the issuance of the 6  3/4% senior notes due 2032, $37.6 million of the proceeds from the issuance of the 2035 GO Zone 6  1/2% Notes and $15.2 million of the proceeds from the issuance of the 2035 IKE Zone 6  1/2% Notes. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain certain of our facilities in Louisiana. We had drawn all the proceeds from the issuance of the 6  1/2% senior notes due 2029 as of December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” in the 2010 Form 10-K for more information on the 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.

We have a $400.0 million senior secured revolving credit facility. In September 2011, we entered into a second amendment and restatement to the revolving credit facility. The amendment and restatement extended the scheduled maturity date of the facility from September 8, 2013 to September 16, 2016, reduced the interest rate and facility fee payable under the facility, amended the covenants restricting our ability to make distributions and acquisitions and make investments and, among other things:

•

includes a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1 for successive 30-day periods after any date on which the borrowing availability under the facility is less than the greater of (1) 12.5% of the commitments under the facility and (2) $50.0 million, until the borrowing availability exceeds the greater of the amount in clause (1) and the amount in clause (2) for a 30-day period;

•	generally allows us to incur up to $150.0 million in purchase money debt and eliminates a $20.0 million maximum limit on the amount of capital leases that we may enter into;

•	generally allows us to incur an amount of debt secured by liens on our assets that are not collateral under the facility up to the greater of (1) $600.0 million and (2) 30% of tangible assets;

•	generally allows us to enter into sale and leaseback transactions in an amount up to an aggregate of $150.0 million; and

•

so long as no default or event of default has occurred or is continuing, allows us to prepay any debt with unrestricted cash and to prepay any of our existing senior notes with unrestricted or restricted cash.

The facility also includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.

Amounts drawn under the facility are limited to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with Bank of America and subject to a control agreement with Bank of America, minus (4) such reserves as Bank of America, the agent, may establish. Advances on inventory are limited to $325.0 million. The facility includes a $400.0 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility.

At September 30, 2011, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2011, we had outstanding letters of credit totaling $17.7 million and borrowing availability of $382.3 million under the revolving credit facility.

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

The agreements governing the Senior Notes and the revolving credit facility each contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of these restrictions in the indenture governing the Senior Notes is currently suspended under the indenture because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of the provisions in the indenture for the Senior Notes, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0738 per share). If the restrictions in the Senior Notes indenture were currently effective, the indenture would not allow distributions in excess of $100.0 million unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.

In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. In addition, the Senior Notes indenture and the revolving credit facility impose certain restrictions on our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. However, the effectiveness of the restriction on our ability to engage in certain affiliate transactions in the indenture governing the Senior Notes is currently suspended under the indenture because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies.

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2011 and December 31, 2010 was 0.25% and 0.45%, respectively.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2011, a hypothetical $0.10 increase in the price of a gallon of ethane would have decreased our income before taxes by $1.3 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $1.8 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2011, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2011) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2011 was 0.25%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2011, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The 2010 Form 10-K, filed on February 24, 2011, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2010 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2011	—	$—	—	N/A
August 2011	—	—	—	$100,000,000
September 2011	54,654	36.93	54,654	$97,982,000

	54,654	$36.93	54,654

(1)	On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of September 30, 2011, 54,654 shares of common stock had been acquired at an aggregate purchase price of $2.0 million. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

10.1	Second Amended and Restated Credit Agreement dated as of September 16, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2011).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: November 2, 2011	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)