Form 10-K
period 2011-12-31
WESTLAKE CHEMICAL CORP
filed 2012-02-23
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2011, the end of the registrant’s most recently completed second fiscal quarter, based on a closing price on June 30, 2011 of $51.90 on the New York Stock Exchange was approximately $1.0 billion.

There were 66,535,075 shares of the registrant’s common stock outstanding as of February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2012 Annual Meeting of Stockholders to be held on May 24, 2012.

INDUSTRY AND MARKET DATA

Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and industry and general publications, including information from IHS Chemical and Chemical Data, Inc. We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.

PRODUCTION CAPACITY

Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2011. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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

General

We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal business segments, Olefins and Vinyls, and we are an integrated producer of vinyls with substantial downstream integration into polyvinyl chloride, or PVC, building products.

We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer, or VCM, plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and building products. We achieved this by acquiring existing plants or constructing new plants (including our joint venture in China) and completing numerous capacity or production line expansions.

We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 17, 2012, we had 11.8 billion pounds per year of aggregate production capacity at 13 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.

Olefins Business

Products

Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene, and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 17, 2012 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)

Ethylene	2,500	Polyethylene, ethylene dichloride, or EDC, styrene, ethylene oxide/ethylene glycol

Low-Density Polyethylene, or LDPE	1,500	High clarity packaging, shrink films, laundry and dry cleaning bags, ice bags, frozen foods packaging, bakery bags, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding

Linear Low-Density Polyethylene, or LLDPE	980	Heavy-duty films and bags, general purpose liners

Styrene	570	Disposables, packaging material, appliances, paints and coatings, resins and building materials

Ethylene. Ethylene is the world’s most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.5 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City facility, all of which is used internally in the production of VCM. In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. The first cracker expansion is expected to increase ethylene capacity by approximately 230 – 240 million pounds annually, while also increasing feedstock flexibility. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. In addition, we are currently evaluating expansion plans to increase the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex.

Polyethylene. Polyethylene, the world’s most widely consumed polymer, is used in the manufacture of a wide variety of film, coatings and molded product applications primarily used in packaging. Polyethylene is generally classified as either LDPE, LLDPE or HDPE. The density correlates to the relative stiffness of the products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE are stronger than products produced from LDPE. LDPE is used in end products such as bread bags, dry cleaning bags, food wraps and milk carton and snack package coatings. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, plastic containers, plastic closures and pipe.

We are the largest producer of LDPE in North America based on capacity and, in 2011, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds of LLDPE per year in various different formulations. Our Lake Charles facility has the capability to produce High-Density Polyethylene, or HDPE. We produce LDPE and LLDPE at Lake Charles and Longview. We sell polyethylene to external customers as a final product in pellet form.

Styrene. Styrene is used to produce derivatives such as polystyrene, acrylonitrile butadiene styrene, unsaturated polyester and synthetic rubber. These derivatives are used in a number of applications including consumer disposables, food packaging, housewares, paints and coatings, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce 570 million pounds of styrene per year, all of which is sold to external customers.

Feedstocks

We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane, butane and naphtha. We receive feedstock at our Lake Charles facility through several pipelines from a variety of suppliers in Texas and Louisiana. We also own a 200-mile ethylene pipeline that runs from Mont Belvieu, Texas to our Longview facility. In addition, we own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles complex.

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

We typically ship our ethylene and propylene via a pipeline system that connects our plants to numerous customers. Our hydrogen is sold via pipeline to a single customer. We also have storage agreements and exchange agreements that allow us access to customers who are not directly connected to the pipeline system. We transport our polyethylene, styrene, crude butadiene and pyrolysis gasoline by rail or truck. Additionally, styrene can be transported by barge or ship.

We have an internal sales force that sells directly to our customers. Our polyethylene customers are some of the nation’s largest producers of film and flexible packaging. In 2011, no single customer accounted for 10% or more of net sales for the Olefins segment.

Competition

The markets in which our Olefins business operates are highly competitive. We compete on the basis of price, customer service, product deliverability, quality, consistency and performance. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world’s largest chemical companies, including Chevron Phillips Chemical Company LP, The Dow Chemical Company, ExxonMobil Chemical Company, INEOS (successor to BP Chemicals Ltd.), LyondellBasell Industries and NOVA Chemicals Corporation, a subsidiary of The International Petroleum Investment Company of the Emirate of Abu Dhabi.

Vinyls Business

Products

Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell building products fabricated from PVC, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to maximize product margins and capacity utilization. Our primary manufacturing facilities are located in our Calvert City and Geismar, Louisiana complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. As of February 17, 2012, we operated and owned 10 building product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, building products and PVC film and sheet.

The following table illustrates our production capacities at February 17, 2012 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
PVC	1,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications

VCM	1,850	PVC

Chlorine	550	VCM, organic/inorganic chemicals, bleach

Caustic Soda	605	Pulp and paper, organic/inorganic chemicals, neutralization, alumina

Ethylene	450	VCM

Building Products	1,072	Pipe: water and sewer, plumbing, irrigation, conduit; window and door components; fence and deck components

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of building products from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world’s third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market.

VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.

Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We currently have the capacity to supply approximately 50% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 ECUs annually upon completion, bringing our total ECU capacity to

625,000 per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.

Ethylene. We use all of the ethylene produced at Calvert City internally to produce VCM, and Calvert City has the capacity to produce approximately 50% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Olefins business. In December 2011, we announced plans to perform a major modification of the ethylene production facility at our Calvert City complex. The modification is expected to reduce costs and improve operating efficiency and energy consumption. We currently expect the modification to be completed by mid-2013. In addition, we are currently evaluating conversion from propane to ethane feedstock for our ethylene production facility at Calvert City in order to capitalize on available low cost ethane and other “light” feedstock being developed in North America.

Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the “North American Pipe” brand. We also manufacture and market PVC fence, decking, windows and door profiles under the “Westech Building Products” brand. All of our building products are sold to external customers. All of the PVC we require for our building products is produced internally. In June 2011, we closed our Springfield, Kentucky PVC pipe facility, with an annual capacity of 90 million pounds. The combined capacity of our 10 building products plants is 1.1 billion pounds per year.

China Joint Venture. We own a 59% interest in Suzhou Huasu Plastics Co. Ltd., a joint venture based near Shanghai, China. Our joint venture partners are a local Chinese chemical company and a subsidiary of INEOS. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 145 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 300 million pounds of PVC resin. In 2008, the joint venture began producing building products with an annual capacity of 33 million pounds of product.

Feedstocks

We are highly integrated along our vinyls production chain. We produce most of the ethylene, all of the VCM and PVC and approximately 50% of our chlorine requirements used in our Vinyls business. The remainder of our chlorine requirements is purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our Calvert City facility production from the Tennessee Valley Authority under a long-term contract.

We are an integrated producer of vinyls with substantial downstream integration into building products. Our Calvert City and Geismar facilities supply all the PVC required for our building products plants. The remaining feedstocks for building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.

Marketing, Sales and Distribution

We are the second largest manufacturer of PVC pipe by volume in the United States. We sell a majority of our PVC pipe through a combination of manufacturer’s representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal sales force to market and sell our fence, window and door profiles. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market.

We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City’s geographical area to minimize transportation costs. In 2011, no single customer accounted for 10% or more of net sales for the Vinyls segment.

Competition

Competition in the vinyls market is based on price, product availability, product performance and customer service. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Georgia Gulf Corporation, Oxy Chem, LP and Shintech, Inc.

Competition in the building products market is based on price, on-time delivery, product quality, customer service and product consistency. We compete in the building products market with other producers and fabricators including Diamond Plastics Corporation and JM Eagle. We are the second largest manufacturer of PVC pipe by volume in the United States. We are also one of the largest manufacturers of PVC fence components by volume in the United States.

Environmental and Other Regulation

As is common in our industry, obtaining, producing and distributing many of our products involves the use, storage, transportation and disposal of large quantities of toxic and hazardous materials, and our manufacturing operations require the generation and disposal of large quantities of hazardous wastes. We are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations, which address, among other things, the following:

•	emissions to the air;

•	discharges to land or to surface and subsurface waters;

•	other releases into the environment;

•	remediation of contaminated sites;

•	generation, handling, storage, transportation, treatment and disposal of waste materials; and

•	maintenance of safe conditions in the workplace.

We are subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require us to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. An owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of our production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on us.

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated under Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.

In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3.3 million and $3.0 million in 2011 and 2010, respectively. On March 17, 2010, we received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. The arbitration is currently stayed.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to us. We intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required. On September 19, 2011, we filed a motion to dismiss the remaining proceedings, which was denied on December 29, 2011.

Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. In June 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are currently conducting the RIFS.

Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, we are not able to estimate the loss or reasonable possible loss, if any, on our financial statements that could result from the resolution of these proceedings. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of our ethylene units in Lake Charles, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified us that the EPA had referred the matter to the DOJ to bring a civil case against us alleging violations of various environmental laws and regulations. The DOJ informed us that it would seek monetary penalties and require us to implement an “enhanced LDAR” program for the ethylene units. The EPA has proposed a settlement and provided a draft consent decree, which would require our Lake Charles facilities to undertake an enhanced LDAR program and would require payment of a civil penalty. We are engaged in negotiations with the EPA. We have recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, we believe that the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2011, we made capital expenditures of $6.1 million related to environmental compliance. We estimate that we will make capital expenditures of $6.0 million in 2012 and $7.0 million in 2013, respectively, related to environmental compliance. A significant percentage of the 2012 and 2013 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.

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

Employees

As of December 31, 2011, we had 1,811 employees in the following areas:

Category	Number
Olefins segment	697
Vinyls segment	991
Corporate	123

Approximately 12% of our employees are represented by labor unions and all of these employees are working under collective bargaining agreements. The collective bargaining agreements expire in 2014. There have been no strikes or lockouts, and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.

Technology

Historically, our technology strategy has been to selectively acquire licenses for and to improve upon third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers’ requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We own a patent portfolio of intellectual property developed by a focused research and process technology development group. We also evaluate and access third-party technology for our Olefins businesses. After acquiring a technology, we devote considerable effort to effectively employ the technology and further its development, with a view towards continuous improvement of our competitive position.

We license technology from a number of third-party providers as follows:

•	MW Kellogg technology and ABB Lummus Crest technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	Badger EBMax technology for our styrene plant at Lake Charles;

•	INEOS technology to produce LLDPE and HDPE at Lake Charles and Longview;

•	Aspen Technology technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant at Calvert City; and

•	Chlorine Engineers membrane technology for our chlor-alkali plant at Geismar.

With the exception of Aspen Technology, Badger EBMax and Chlorine Engineers, all of the other licenses are perpetual and have been paid in full.

We have also selectively granted licenses to our patented Energx® technology for LLDPE production and for proprietary LDPE reactor mixing technology.

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

Some olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity, which have occurred over the past four years, primarily in the Middle East and Asia, may continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2011. In addition, weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products and negatively impacted our Vinyls segment. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets and North American PVC capacity additions.

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

Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out (“FIFO”) method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.

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

We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Since 2007 we have closed a PVC window and door components plant and three PVC pipe plants. Temporary outages sometimes last for several quarters or, in certain cases, longer and cause us to incur costs, including the expenses of maintaining and restarting these facilities. Factors such as increases in raw material costs or lower demand in the future may cause us to further reduce operating rates, idle facilities or exit uncompetitive businesses.

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

The global economic downturn has had and may continue to have a negative impact on our business and financial condition.

The global economic downturn has had, and may continue to have, an impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. The economic downturn could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, the economic downturn resulted in reduced demand for our products, which had a negative impact on our revenues and profits. Further, reduced levels of accounts receivables and inventory may affect our credit facility borrowing base. Our credit facility allows us to borrow up to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with the agent under the credit facility and subject to a control agreement with the agent, minus (4) such reserves as the agent may establish.

Our inability to compete successfully may reduce our operating profits.

The petrochemical industry is highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world’s largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of building products is affected by a variety of factors, including:

•	product price;

•	technical support and customer service;

•	quality;

•	reliability of raw material and utility supply;

•	availability of potential substitute materials; and

•	product performance.

Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include:

•	the emergence of new domestic and international competitors;

•	the rate of capacity additions by competitors;

•	changes in customer base due to mergers;

•	the intensification of price competition in our markets;

•	the introduction of new or substitute products by competitors;

•	the technological innovations of competitors; and

•	the adoption of new environmental laws and regulatory requirements.

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

On February 14, 2012, the Environmental Protection Agency (“EPA”) finalized maximum achievable control technology (“MACT”) standards for major sources and generally available control technology (“GACT”) standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans (“CD/DF”), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. We are currently evaluating the effect these new standards could have on our business. This rule or other new or proposed rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flow. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.

Legislation to regulate emissions of greenhouse gases (“GHGs”) has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban in 2011. In the U.S., the EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as from certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. Further, following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA finalized a rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s New Source Review Prevention of Significant Deterioration (“PSD”) and Title V programs. This final rule “tailors” the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHGs that will be established by the states or, in some instances, by the EPA on a case-by-case basis.

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

We may not be able to complete an acquisition of Georgia Gulf Corporation and, even if such a transaction is completed, we may not realize the benefits of such a transaction; we could have difficulties in integrating the operations of Georgia Gulf; and an acquisition of Georgia Gulf could have other adverse consequences for us, including the use of a significant amount of our cash and the incurrence of additional debt.

We submitted a proposal to Georgia Gulf Corporation (“Georgia Gulf”) to acquire all of its outstanding shares for $30.00 per share in cash, or a total of approximately $1.1 billion, with the expectation that completing such an acquisition would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. Georgia Gulf rejected our proposal on January 16, 2012 and adopted a stockholder rights plan. On February 1, 2012, we submitted a new proposal to Georgia Gulf, increasing our offer to $35.00 per share in cash, or a total of approximately $1.2 billion, with the possibility of offering our common stock as part of the offer consideration. On that date, Georgia Gulf also publicly rejected our increased offer. We may not be able to complete such an acquisition on the terms in our proposal, or at all, and the failure to complete the acquisition could have adverse consequences for us, including a decline in the market value of our common stock. Even if we do complete such an acquisition, we may not achieve the benefits we anticipated at the levels expected or at all. See “We may pursue acquisitions, dispositions and joint ventures and other transactions that may impact our results of operations and financial condition.”

In addition, we could have difficulties or experience delays in connection with the integration of the operations of Georgia Gulf, if acquired. See “We may have difficulties integrating the operations of acquired businesses.” Any unexpected difficulties or delays incurred in connection with the integration of such an acquisition could have an adverse effect on our business, results of operations or financial condition.

Further, an acquisition of Georgia Gulf could require the use of a significant amount of our cash and the incurrence of additional debt, which could have adverse consequences for us. See “Our level of debt could adversely affect our ability to operate our business” and “To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.” Risks related to our indebtedness could impact us to an even greater degree if such an acquisition is completed.

Expansion and construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our financial condition and results of operations.

We have announced expansion and/or construction plans for our Lake Charles, Geismar and Calvert City complexes. Expansion and construction projects may be subject to delays or cost overruns, including delays or cost overruns resulting from any one or more of the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts or materials;

•	shortages of skilled labor and other personnel necessary to perform the work;

•	construction delays and performance issues;

•	failures or delays of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials;

•	work stoppages and other labor disputes;

•	unanticipated actual or purported change orders;

•	disputes with contractors and suppliers;

•	design and engineering problems;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties of our contractors and suppliers;

•	interference from adverse weather conditions; and

•	difficulties in obtaining necessary permits or in meeting permit conditions.

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for these projects could materially exceed our planned capital expenditures.

Our level of debt could adversely affect our ability to operate our business.

As of December 31, 2011, we had total outstanding debt of $764.6 million, and our debt represented approximately 30% of our total capitalization. Our annual interest expense for 2011 was $51.0 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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

These limitations are subject to a number of important qualifications and exceptions. However, the effectiveness of these restrictions in the indenture governing our senior notes is currently suspended under the indenture because our senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies.

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

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flow.

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

Cautionary Statements about Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	our proposal to acquire Georgia Gulf;

•	impact of our acquisition of a 50% interest in the pipeline from Mont Belvieu to Lake Charles;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	timing, funding and results of the planned ethane-based ethylene capacity expansion in Lake Charles;

•	timing, funding and results of the planned ethylene production facility upgrade in Calvert City;

•	our evaluation of the conversion from propane to ethane feedstock for our ethylene production at Calvert City;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Risk Factors” and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to the global economic slowdown and political tensions in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM and EDC
Booneville, Mississippi	PVC pipe
Greensboro, Georgia	PVC pipe
Janesville, Wisconsin	PVC pipe
Leola, Pennsylvania	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Yucca, Arizona	PVC pipe
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada (3)	Window and door components

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.

Olefins

Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.5 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. The first cracker expansion is expected to increase ethylene capacity by approximately 230 – 240 million pounds annually, while also increasing feedstock flexibility. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. In addition, we are currently evaluating expansion plans to increase the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex.

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

Our Longview facility consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview facility. The plants are located inside a large Eastman Chemical Company (“Eastman”) facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce polyethylene at Longview are similar to the technologies that we employ at Lake Charles. The Longview facility has a total capacity of 1.1 billion pounds per year.

Vinyls

Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.1 billion pounds per year. Our large diameter PVC pipe facility has a capacity of approximately 77 million pounds per year.

Our vinyls facility in Geismar is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year with related EDC capacity. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 ECUs annually upon completion, bringing our total ECU capacity to 625,000 per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.

As of February 17, 2012, we operated 10 building products plants, consisting of eight PVC pipe plants, and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our building product plants is 1.1 billion pounds per year.

In June 2011, we closed our Springfield PVC pipe facility, with an annual capacity of 90 million pounds.

We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters

Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2014. See Note 15 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and “Certain Relationships and Related Transactions” in our proxy statement to be filed with the SEC within 120 days of December 31, 2011 pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders (the “Proxy Statement”).

Item 3.	Legal Proceedings

In addition to the matters described under Item 1, “Business—Environmental and Other Regulation,” we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not Applicable.

Executive Officers of the Registrant

James Chao (age 64). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In November 2010, Mr. Chao resigned as the Executive Chairman of Titan Chemicals Corp. Bhd., a position he held since June 2003. Prior to June 2003, he served as Titan’s Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 62). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 35 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller’s Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Chao received a bachelor’s degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee emeritus of Rice University.

M. Steven Bender (age 55). Mr. Bender has been our Senior Vice President and Chief Financial Officer since February 2008. In addition, Mr. Bender has served as our Treasurer since July 2011, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

Robert F. Buesinger (age 55). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.’s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.

Donald M. Condon, Jr. (age 62). Mr. Condon has been our Senior Vice President, Olefins and Corporate Business Development since July 2008. From July 2006 to July 2008, Mr. Condon was our Senior Vice President, Corporate Planning and Business Development. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and Dupont in a variety of management and executive positions. In 2010, Mr. Condon was named a non-executive director of The Manitowoc Company, Inc. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Condon holds a B.B.A. from the University of Wisconsin.

David R. Hansen (age 61). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Jeffrey L. Taylor (age 58). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager—Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Andrew Kenner (age 47). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Prior to joining us, Mr. Kenner served as Vice President and General Manager of Valero Energy Corporation’s Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero’s Houston Refinery and from August 2003 to August 2004, he served as Operations Director for Valero’s Texas City Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.

George J. Mangieri (age 61). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

Stephen Wallace (age 65). Mr. Wallace has been our Vice President and General Counsel since December 2003 and our Secretary since July 2004. He began his legal career over 25 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

As of February 17, 2012, there were 54 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “WLK.” Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2011
4th Quarter	$43.63	$32.31	$0.0738
3rd Quarter	54.91	34.28	0.0738
2nd Quarter	66.18	48.76	0.0635
1st Quarter	56.20	38.55	0.0635

Year Ended December 31, 2010
4th Quarter	$43.59	$29.52	$0.0635
3rd Quarter	30.13	17.56	0.0635
2nd Quarter	29.77	18.55	0.0575
1st Quarter	25.79	19.66	0.0575

Our credit facility and the indenture governing our senior notes restrict our ability to pay dividends or other distributions on our equity securities. However, the effectiveness of these restrictions in the indenture governing the senior notes is currently suspended because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” for additional information.

Issuer Purchases of Equity Securities

The following table provides information on our purchase of equity securities during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2011	15,162	$32.98	15,162	$97,482,000
November 2011	—	$—	—	$97,482,000
December 2011	—	$—	—	$97,482,000

Total	15,162	$32.98	15,162

(1)	On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of December 31, 2011, 69,816 shares of our common stock had been acquired at an aggregate purchase price of approximately $2.5 million. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,133,147	$23.26	3,437,573
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,133,147	$23.26	3,437,573

Other information regarding our equity compensation plans is set forth in the section entitled “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

Item 6.	Selected Financial and Operational Data (1)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$3,619,848	$3,171,787	$2,325,723	$3,692,353	$3,192,178
Gross profit	559,006	482,683	195,128	69,368	271,400
Selling, general and administrative expenses	112,210	104,319	87,871	98,908	96,679

Income (loss) from operations	446,796	378,364	107,257	(29,540)	174,721
Interest expense	(50,992)	(39,875)	(34,957)	(33,957)	(18,422)
Other income, net (2)	5,628	4,471	6,453	5,475	2,658

Income (loss) before income taxes	401,432	342,960	78,753	(58,022)	158,957
Provision for (benefit from) income taxes	142,466	121,567	25,758	(28,479)	44,228

Net income (loss)	$258,966	$221,393	$52,995	$(29,543)	$114,729

Earnings (Loss) Per Share Information:(3)
Basic	$3.89	$3.35	$0.80	$(0.45)	$1.75
Diluted	$3.87	$3.34	$0.80	$(0.45)	$1.75
Weighted average shares outstanding
Basic	65,927,421	65,472,875	65,323,101	65,273,485	65,234,828
Diluted	66,300,158	65,676,664	65,421,390	65,273,485	65,314,485
Balance Sheet Data (end of period):
Cash and cash equivalents	$825,901	$630,299	$245,592	$90,239	$24,914
Restricted cash	96,283	150,288	101,149	134,432	199,450
Working capital (4)	1,391,561	1,152,382	701,812	586,701	650,923
Total assets	3,266,821	2,954,144	2,446,356	2,286,989	2,569,335
Total debt	764,563	764,482	515,400	510,319	511,414
Stockholders’ equity	1,756,312	1,505,070	1,284,982	1,239,060	1,286,670
Cash dividends declared per share	$0.2746	$0.2420	$0.2200	$0.2050	$0.1800
Other Operating Data:
Cash flow from:
Operating activities	$362,296	$283,284	$235,522	$186,089	$62,166
Investing activities	(202,785)	(80,275)	(103,186)	(171,952)	(124,805)
Financing activities	36,091	181,698	23,017	51,188	34,907
Depreciation and amortization	131,397	128,732	123,199	111,926	103,514
Capital expenditures	176,843	81,269	99,769	172,561	135,725
EBITDA (5)	583,821	511,567	236,909	87,861	280,893
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,272	2,320	2,211	2,231	2,447
Ethylene, styrene and other	753	938	741	971	948
Vinyls Segment
PVC, caustic soda and other	1,749	1,542	1,346	1,538	1,467
Building products	403	593	613	627	756

(1)	The historical selected financial and operational data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.

(2)	Other income, net is composed of interest income, insurance proceeds, equity income, management fee income and other gains and losses.

(3)	As a result of an accounting standards update on earnings per share regarding participating securities that became effective on January 1, 2009, the Company is required to compute basic and diluted earnings per share under the two-class method. Accordingly, the weighted average shares for the years ended December 31, 2008 and 2007 have been retrospectively adjusted and the (loss) earnings per share calculation for the years ended December 31, 2008 and 2007 have also been amended to reflect the new computation. The (loss) earnings per share for the years ended December 31, 2008 and 2007 have been adjusted, as necessary.

(4)	Working capital equals current assets less current liabilities.

(5)	EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as “GAAP.” For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and

to Cash Flow from Operating Activities

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
EBITDA	$583,821	$511,567	$236,909	$87,861	$280,893
Less:
(Provision for) benefit from income taxes	(142,466)	(121,567)	(25,758)	28,479	(44,228)
Interest expense	(50,992)	(39,875)	(34,957)	(33,957)	(18,422)
Depreciation and amortization	(131,397)	(128,732)	(123,199)	(111,926)	(103,514)

Net income (loss)	258,966	221,393	52,995	(29,543)	114,729

Changes in operating assets and liabilities	76,898	40,134	143,813	204,818	(59,830)
Equity in income of joint ventures	(427)	(2,212)	(3,818)	(621)	(2,796)
Deferred income taxes	14,114	14,153	31,207	(13,879)	5,286
Impairment of long-lived assets	1,975	—	—	—	—
Loss from disposition of fixed assets	1,375	581	2,711	4,900	724
Gain on involuntary conversion of assets	—	—	(455)	—	—
Amortization of debt issue costs	1,683	2,154	1,461	954	760
Stock-based compensation expense	6,391	6,164	5,638	4,178	2,873
Provision for doubtful accounts	1,321	917	1,970	15,282	420

Cash flow from operating activities	$362,296	$283,284	$235,522	$186,089	$62,166

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly over the past 25 years. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed.

Beginning in 2009 and continuing through 2011, a cost advantage for natural gas-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in 2010 and 2011 resulted in increased sales volumes and improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that significant increases in worldwide ethylene and ethylene derivative capacity, which have occurred over the past four years, primarily in the Middle East and Asia, may continue for the next several years. As a result, our Olefins segment operating margins may be negatively impacted.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry’s inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010 and 2011. Since late 2010, the PVC industry has experienced an increase in PVC resin export demand, driven largely by more competitive ethylene and energy cost positions in North America. In addition, PVC resin capacity in Japan was negatively impacted for a period following the tsunami in early 2011, which tightened global PVC resin availability. As a consequence, prices and margins for domestic PVC resin and building products improved in 2011. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets and North American PVC capacity additions.

While the economic environment continues to be challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the global economic environment has been challenging to our business and, depending on the performance of the economy in 2012 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, ethylene, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past and which may do so in the future include:

•	shortages of raw materials due to increasing demand;

•	capacity constraints due to construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.

Significant volatility in raw material costs tends to put pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers may seek immediate relief in the form of lower sales prices. We currently use derivative instruments to reduce price volatility risk on feedstock commodities and lower overall costs. Normally, there is a pricing relationship between a commodity that we process and the feedstock from which it is derived. When this pricing relationship deviates from historical norms, we have from time to time entered into derivative instruments and physical positions in an attempt to take advantage of this relationship.

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

Recent Developments

On January 13, 2012, we announced that we submitted a proposal to Georgia Gulf to acquire all of the outstanding shares of Georgia Gulf for $30.00 per share in cash, or a total of approximately $1.1 billion. Our proposal was not subject to financing conditions. Georgia Gulf rejected our proposal on January 16, 2012 and adopted a stockholder rights plan. On February 1, 2012, we announced that we were increasing our offer to $35.00 per share in cash, or a total of approximately $1.2 billion, with the possibility of offering our common stock as part of the offer consideration. On that date, Georgia Gulf also publicly rejected our increased offer. As of February 17, 2012, we held shares representing approximately 4.8% of the outstanding shares of common stock of Georgia Gulf.

In December 2011, we announced plans to perform a major modification of the ethylene production facility at our Calvert City complex. The modification is expected to reduce costs and improve operating efficiency and energy consumption. We currently expect the modification to be completed by mid-2013. In addition, we are currently evaluating conversion from propane to ethane feedstock for our ethylene production facility at Calvert City in order to capitalize on available low cost ethane and other “light” feedstock being developed in North America.

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

In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize production operations, we closed our Springfield PVC pipe facility. We recorded asset impairment, severance and other costs related to the pipe facility closure of $3.4 million.

In May 2011, we completed a planned major maintenance activity, or turnaround, at our Calvert City facility. The ethylene, VCM and PVC units were shut down for a total of 16 days each to perform the planned major maintenance activities. The chlor-alkali unit was down for a shorter period.

In April 2011, one of the ethylene units at our Lake Charles facility experienced an unscheduled shut down caused by a weather related power supply failure from a third party power provider. We restarted the ethylene unit three days later but operated the unit at reduced capacity, until we returned it to normal operations in late May. In addition to the lost production resulting from the outage, we incurred repair costs and unabsorbed fixed manufacturing costs which negatively impacted income from operations.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. The first cracker expansion is expected to increase ethylene capacity by approximately 230 – 240 million pounds annually, while also increasing feedstock flexibility. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. We expect this project will be funded with cash on hand, cash flow from operations, the net proceeds from the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, and if necessary, our revolving credit facility and other external financing. In addition, we are currently evaluating expansion plans to increase the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex.

In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. In December 2011, we announced that we were increasing the planned capacity of the chlor-alkali plant. The new chlor-alkali unit is designed to produce up to 350,000 ECUs annually upon completion, bringing our total ECU capacity to 625,000 per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013. We expect this project will be funded with cash on hand, cash flow from operations, the net proceeds from the revenue bonds of the Authority, and if necessary, our revolving credit facility and other external financing.

Results of Operations

Segment Data

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$1,772,144	$1,656,203	$1,210,706
Ethylene, styrene and other	795,698	605,009	400,745

Total olefins	2,567,842	2,261,212	1,611,451

Vinyls
PVC, caustic soda and other	757,314	558,156	398,825
Building products	294,692	352,419	315,447

Total vinyls	1,052,006	910,575	714,272

Total	$3,619,848	$3,171,787	$2,325,723

Income (loss) from operations
Olefins	$459,266	$460,027	$177,101
Vinyls	4,012	(62,429)	(57,445)
Corporate and other	(16,482)	(19,234)	(12,399)

Total income from operations	446,796	378,364	107,257
Interest expense	(50,992)	(39,875)	(34,957)
Other income, net	5,628	4,471	6,453
Provision for income taxes	142,466	121,567	25,758

Net income	$258,966	$221,393	$52,995

Earnings per diluted share	$3.87	$3.34	$0.80

	Year Ended December 31,
	2011		2010
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	+16.1%	-2.6%	+34.7%	+5.6%
Vinyls	+19.2%	-3.7%	+18.7%	+8.8%
Company average	+17.0%	-2.9%	+29.8%	+6.6%

	Year Ended December 31,
	2011	2010	2009
Average industry prices (1)
Ethane (cents/lb)	25.8	20.2	16.2
Propane (cents/lb)	34.6	27.6	19.9
Ethylene (cents/lb) (2)	54.3	45.9	33.9
Polyethylene (cents/lb) (3)	97.3	88.7	70.1
Styrene (cents/lb) (4)	71.9	62.7	49.6
Caustic ($/short ton) (5)	547.5	365.4	394.6
Chlorine ($/short ton) (6)	330.2	322.9	288.1
PVC (cents/lb) (7)	75.0	66.3	51.3

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.

Summary

For the year ended December 31, 2011, we had net income of $259.0 million, or $3.87 per diluted share, on net sales of $3,619.8 million. This represents an increase in net income of $37.6 million, or $0.53 per diluted share, from 2010 net income of $221.4 million, or $3.34 per diluted share, on net sales of $3,171.8 million. Net sales for the year ended December 31, 2011 increased $448.0 million to $3,619.8 million compared to net sales for 2010 of $3,171.8 million, primarily due to higher sales prices for all our major products and higher sales volume for PVC resin, partially offset by lower building products sales volume. Income from operations was $446.8 million for the year ended December 31, 2011 as compared to $378.4 million for 2010. Income from operations benefited primarily from improved caustic margins, higher PVC resin and building products sales prices and higher PVC resin sales volume as compared to the year ended December 31, 2010, partially offset by higher feedstock costs. The 2011 income from operations was negatively impacted by the lost production, lost sales and higher operating costs associated with four separate events: an unscheduled outage at one of our ethylene units in Lake Charles, the turnaround of our Calvert City facility, a fire at a third-party storage facility in Mont Belvieu and the closure of our Springfield PVC pipe production facility. The 2010 results were negatively impacted by an unscheduled outage at one of our ethylene units in Lake Charles caused by severe weather.

2011 Compared with 2010

Net Sales. Net sales increased by $448.0 million, or 14.1%, to $3,619.8 million in 2011 from $3,171.8 million in 2010. This increase was mainly driven by higher sales prices for all major products and higher sales volume for PVC resin, partially offset by lower building products and ethylene sales volume as compared to 2010. Average sales prices for 2011 increased by 17.0% as compared to 2010. Overall sales volume decreased by 2.9% in 2011 as compared to 2010, primarily caused by lower building products sales volume attributable to weakness in the U.S. construction markets.

Gross Profit. Gross profit margin percentage improved slightly to 15.4% in 2011 from 15.2% in 2010. The improvement in gross profit percentage was primarily due to improved Vinyls margins resulting from higher PVC resin, building products and caustic sales prices and higher PVC resin sales volume, mostly offset by higher feedstock costs, the unscheduled Lake Charles outage, the Calvert City turnaround, the closure of our Springfield PVC pipe facility and the fire at a third-party storage facility in Mont Belvieu. Our raw material costs in both segments normally track industry prices, which experienced an increase of 27.7% for ethane and 25.4% for propane in 2011 as compared to 2010. Average sales prices for 2011 increased by 17.0% as compared to 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.9 million, or 7.6%, in 2011 as compared to 2010. The increase was mainly attributable to an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in legal and consulting fees.

Interest Expense. Interest expense increased by $11.1 million to $51.0 million in 2011 from $39.9 million in 2010, primarily due to higher average debt outstanding for 2011 as a result of the issuance of our senior notes in July 2010 and December 2010.

Other Income, Net. Other income, net increased by $1.1 million to $5.6 million in 2011 from $4.5 million in 2010, mainly due to higher interest income earned from higher cash balances and higher equity in income from our joint ventures, partially offset by foreign exchange currency losses.

Income Taxes. The effective income tax rate was 35.5% in 2011 as compared to 35.4% in 2010. The effective income tax rate for 2011 was above the statutory rate of 35.0% primarily due to state income taxes, offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate for 2010 was above the statutory rate of 35.0% primarily due to state income taxes, offset by state tax credits and the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $306.6 million, or 13.6%, to $2,567.8 million in 2011 from $2,261.2 million in 2010. This increase was primarily due an increase in sales prices for all major products, partially offset by lower ethylene and polyethylene sales volumes. Average sales prices for the Olefins segment increased by 16.1% in 2011 as compared to 2010, while average sales volumes decreased by 2.6% in 2011 as compared to 2010.

Income from Operations. Income from operations was $459.3 million in 2011 as compared to $460.0 million in 2010 as higher polyethylene and styrene sales prices were mostly offset by higher feedstock costs as compared to 2010. In addition, income from operations for 2011 was negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third-party storage facility at Mont Belvieu. Trading activity for 2011 resulted in a gain of $2.0 million as compared to a gain of $0.1 million for 2010. Results for 2010 were negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles caused by severe weather.

Vinyls Segment

Net Sales. Net sales increased by $141.4 million, or 15.5%, to $1,052.0 million in 2011 from $910.6 million in 2010. This increase was primarily driven by higher sales prices for all major products and an increase in sales volume for PVC resin, partially offset by lower building products sales volume as compared to 2010. Average sales prices for the Vinyls segment increased by 19.2% in 2011 as compared to 2010, while average sales volumes decreased by 3.7% in 2011 as compared to 2010, primarily caused by lower building products sales volume.

Income (Loss) from Operations. Income from operations improved by $66.4 million to $4.0 million in 2011 as compared to a loss from operations of $62.4 million in 2010. This change was primarily attributable to improved caustic, PVC resin and building products margins and higher PVC resin sales volume as compared to 2010, partially offset by the negative impact of the turnaround at our Calvert City facility and the closure of our Springfield PVC pipe facility. PVC resin sales volume benefited from a stronger export market in 2011. In addition, income from operations benefited from a change in the intersegment market pricing methodology used to account for intersegment sales of ethylene. Additional information appears in Note 19 to the audited consolidated financial statements appearing elsewhere in this Form 10-K. Overall, Vinyls margins remained under pressure in 2011 due to the continued weakness in the U.S. construction markets and budgetary constraints in municipal spending.

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

Gross Profit. Gross profit margin percentage increased to 15.2% in 2010 from 8.4% in 2009. The improvement in gross profit percentage was primarily due to improved Olefins segment integrated product margins resulting from higher sales prices, higher polyethylene sales volumes and higher production rates for most of our major products, partially offset by higher feedstock and energy costs. In addition, the 2010 gross profit percentage was impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred due to the Lake Charles outage in the first quarter of 2010 and a negative change of $5.2 million in trading activity. Our raw material costs in both segments normally track industry prices, which experienced an increase of 24.7% for ethane and 38.7% for propane in 2010 as compared to 2009. Average sales prices for 2010 increased by 29.8% as compared to 2009.

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

Income Taxes. The effective income tax rate was 35.4% in 2010 as compared to 32.7% in 2009. The effective income tax rate for 2010 was above the statutory rate of 35.0% primarily due to state income taxes, offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate for 2009 was below the statutory rate of 35.0% primarily due to state tax credits, a lower foreign tax rate and a reduction of gross unrecognized tax benefits, partially offset by state income taxes.

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

Cash Flows

Operating Activities

Operating activities provided cash of $362.3 million in 2011 compared to $283.3 million in 2010. The $79.0 million increase in cash flows from operating activities was primarily due to an increase in income from operations and a decrease in working capital requirements, as compared to 2010, partially offset by higher income taxes paid. Income from operations increased by $68.4 million in 2011 as compared to 2010 primarily as a result of improved caustic margins, higher PVC resin and PVC pipe sales prices and higher PVC resin sales volume. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $44.4 million in 2011, compared to $85.8 million of cash used in 2010, a favorable change of $41.4 million. This change was primarily the result of an increase in inventory during the 2011 period that was smaller than the increase in inventory during the 2010 period. Income taxes paid was $126.3 million in 2011 as compared to $108.2 million in 2010.

Operating activities provided cash of $283.3 million in 2010 compared to $235.5 million in 2009. The $47.8 million increase in cash flows from operating activities was primarily due to an increase in income from operations and reduced turnaround spending, mostly offset by an increase in cash used for working capital and income taxes paid. Income from operations increased by $271.1 million in 2010 as compared to 2009 primarily as a result of improved production rates for most of our major products and higher Olefins segment integrated product margins. Changes in components of working capital used cash of $85.8 million in 2010, compared to $39.3 million of cash provided in 2009, a change of $125.1 million. This change was largely due to an increase in accounts receivable and inventory primarily attributable to the increase in average product prices, sales volumes and feedstock costs as compared to 2009. Income taxes paid was $108.2 million in 2010 as compared to refunds received of $40.7 million in 2009 and deferred turnaround costs were $0.4 million in 2010 as compared to $20.3 million in 2009.

Investing Activities

Net cash used for investing activities during 2011 was $202.8 million as compared to net cash used of $80.3 million in 2010. Capital expenditures were $176.8 million in 2011 compared to $81.3 million in 2010. The higher capital expenditures in 2011 were largely attributable to capital expenditures incurred on the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and expenditures related to other capital projects to improve production capacity or reduce costs at our various facilities. The remaining capital expenditures in 2011 and capital expenditures in 2010 primarily related to maintenance, safety and environmental projects. We expect to incur capital expenditures related to environmental compliance of $6.0 million and $7.0 million in 2012 and 2013, respectively. A significant percentage of the 2012 and 2013 estimated amounts are related to equipment replacement and upgrades to maintain environmental compliance. Purchases of equity securities, primarily comprised of shares of Georgia Gulf common stock, and other investments totaled $30.3 million in 2011. As of February 17, 2012, we held shares representing approximately 4.8% of the outstanding shares of common stock of Georgia Gulf.

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

Financing Activities

Net cash provided by financing activities during 2011 was $36.1 million as compared to net cash provided of $181.7 million in 2010. The 2011 activity was primarily related to a $54.2 million draw-down of our restricted cash for use for eligible capital expenditures and proceeds of $5.3 million from the exercise of stock options. Net cash provided by financing activities was partially offset by the $18.3 million payment of cash dividends, $2.5 million of repurchases of shares of our common stock and fees incurred in connection with the amendment and restatement of our revolving credit facility in 2011. The 2010 activity was primarily related to a $197.3 million draw-down of our restricted cash, partially offset by the payment of cash dividends and debt issuance costs associated with the issuance of our senior notes in July 2010 and December 2010.

Net cash provided by financing activities during 2010 was $181.7 million as compared to net cash provided of $23.0 million in 2009. The 2010 activity was primarily related to a $197.3 million draw-down of our restricted cash for use for eligible capital expenditures, which included the reimbursement of eligible capital expenditures incurred in prior years. Cash provided by financing activities was partially offset by the $16.0 million payment of cash dividends and $3.3 million of debt issuance costs associated with the issuance of our senior notes in July 2010 and December 2010. The 2009 activity was primarily related to a $38.9 million draw-down of our restricted cash, partially offset by the payment of cash dividends as well as fees incurred in connection with the issuance by the Authority of $5.0 million of variable rate tax-exempt revenue bonds due August 1, 2029 (the “Initial Series 2009A Revenue Bonds”) in August 2009 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”) and the amendment of our revolving credit facility.

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

In December 2011, we announced plans to perform a major modification of the ethylene production facility at our Calvert City complex. We currently expect the modification to be completed by mid-2013. This capital project is currently estimated to cost approximately $40.0 million and will be funded with cash on hand, cash flow from operations, and if necessary, our revolving credit facility and other external financing.

In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of December 31, 2011, we had repurchased 69,816 shares of our common stock for an aggregate purchase price of approximately $2.5 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $370.0 million to $420.0 million and is targeted for start-up in the second half of 2013. These projects will be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds of the Authority, which are currently held as restricted cash, and, if necessary, our revolving credit facility and other external financing.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions, including our proposed acquisition of Georgia Gulf, if consummated, may depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.

Cash and Restricted Cash

Total cash balances were $922.2 million at December 31, 2011, which included cash and cash equivalents of $825.9 million and restricted cash of $96.3 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes of Louisiana. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of December 31, 2011, our long-term debt, including current maturities, totaled $764.6 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.3 million), $100.0 million of 6 1/2% senior notes due 2029, $250.0 million of 6 3/4% senior notes due 2032, $89.0 million of 6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”) and $65.0 million of 6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”) (collectively, the “Senior Notes”) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of December 31, 2011, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2011, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

Revolving Credit Facility

In September 2011, we entered into a second amendment and restatement to our senior secured revolving credit facility. The amendment and restatement, among other things, extended the scheduled maturity date of the facility, reduced the interest rate and facility fee payable under the facility and amended the covenants restricting our ability to make distributions, acquisitions and investments.

We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.

The facility allows us to borrow up to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with the agent under the credit facility and subject to a control agreement with the agent, minus (4) such reserves as the agent may establish. Advances on inventory are limited to $325.0 million. The facility includes a $400.0 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility.

At December 31, 2011, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2011, we had outstanding letters of credit totaling $15.7 million and borrowing availability of $384.3 million under the revolving credit facility.

Our revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0:1 for successive 30-day periods after any date on which the borrowing availability under the facility is less than the greater of (1) 12.5% of the commitments under the facility and (2) $50.0 million, until the borrowing availability exceeds the greater of the amount in clause (1) and the amount in clause (2) for a 30-day period.

In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

GO Zone Bonds

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

Each series of the bonds is subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason.

In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2011, we had drawn $40.5 million of the proceeds from the 6 1/2% bonds due November 1, 2035, all the proceeds from the 6 1/2% senior notes due 2029 and $250.0 million of the proceeds from the 6 3/4% senior notes due 2032. The balance of the proceeds, plus interest income, remains with a bond trustee pursuant to the terms and provisions of the loan agreements, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes.

IKE Zone Bonds

In December 2010, the Authority completed the offering of $65.0 million of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008 (the “IKE Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption, repurchase by the holders upon a change of control or a change in or loss of the current tax status of the bonds and optional redemption by the Authority under terms substantially similar to the terms for the GO Zone Bonds. In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We intend to use the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 2035 IKE Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 2035 IKE Zone 6 1/2% Notes. As of December 31, 2011, we had drawn $17.3 million of the proceeds. The balance of the proceeds, plus interest income, remains with a bond trustee pursuant to the terms and provisions of the loan agreement, and is classified on our consolidated balance sheet as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu Parish.

6 5/8% Senior Notes

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

The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.0738 per share). If the restrictions were currently effective, distributions in excess of $100.0 million would not be allowed unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.

Revenue Bonds

In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2011 and 2010 was 0.20% and 0.45%, respectively.

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

Contractual Obligations and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2011 relating to long-term debt, operating leases, pension benefits funding, post-retirement healthcare benefits, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges, liabilities for uncertain tax positions and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$764.6	$—	$—	$250.0	$514.6
Operating leases	102.2	19.2	33.0	19.9	30.1
Pension benefits funding	6.4	4.8	1.6	—	—
Post-retirement healthcare benefits	16.5	1.7	4.1	4.1	6.6
Unconditional purchase obligations	151.1	59.2	62.7	29.0	0.2
Interest payments	780.4	50.0	100.0	91.7	538.7

Total	$1,821.2	$134.9	$201.4	$394.7	$1,090.2

Other Commercial Commitments
Standby letters of credit	$15.7	$15.7	$—	$—	$—

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

Pension Benefits Funding. We have noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. We expect to contribute approximately $4.8 million and $1.6 million in 2012 and 2013, respectively, for plan years 2011 and 2012. Funding requirements for our defined benefit pension plans have not been determined for plan years 2013 and beyond. Due to the uncertainty of the funding, no amounts with respect to such plan years have been included in the table above. Long-term liabilities for pension benefits were $24.4 million as of December 31, 2011. See the discussion in Note 7 to the consolidated financial statements for more information.

Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 7 to the consolidated financial statements for more information.

Unconditional Purchase Obligations. We are party to various unconditional obligations, primarily to purchase goods and services, including commitments to purchase various utilities, nitrogen, oxygen, capital items, product storage and pipeline usage. We also have various purchase commitments for our capital projects and for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.

Interest Payments. Interest payments are based on interest rates in effect at December 31, 2011 and assume contractual amortization payments.

Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $4.4 million issued to support obligations under our insurance programs, including workers’ compensation claims and other commercial obligations.

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

We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $131.4 million, $128.7 million and $123.2 million in 2011, 2010 and 2009, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.

We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. In 2011, we completed a major turnaround at our Calvert City facility. In 2009, we completed a turnaround at one of our ethylene units in Lake Charles. Total costs deferred on these turnarounds were $8.4 million in 2011 and $20.3 million in 2009. There were no planned major maintenance activities in 2010. Amortization in 2011, 2010 and 2009 of previously deferred turnaround costs was $14.7 million, $15.0 million and $15.1 million, respectively. As of December 31, 2011, deferred turnaround costs, net of accumulated amortization, totaled $29.6 million. Expensing turnaround costs would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 4 and 5 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record equity securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2011, our recorded goodwill was $30.0 million, all of which was associated with the acquisition of our Longview facilities. In addition, we record all equity securities, derivative instruments and pension plan assets at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 7 and 11 to the consolidated financial statements for more information.

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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2011, the projected pension benefit obligation was calculated using an assumed weighted average discount rate of 4.5%. The discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. Even with the increase in the value of plan assets that occurred during 2011, we expect funding requirements for the pension plans to increase in 2012 as a result of our accumulated benefit obligation at December 31, 2011. Additional information on the 2012 funding requirements and key assumptions underlying these benefit costs appear in Note 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2011, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.1 million and a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $0.1 million. Additional information concerning derivative commodity instruments appear in Notes 10 and 11 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2011, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2011) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2011 was 0.20%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2011, we had $754.0 million principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

Westlake management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2011 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Westlake Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 23, 2012

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$825,901	$630,299
Accounts receivable, net	407,372	362,863
Inventories	490,777	450,028
Prepaid expenses and other current assets	12,495	15,482
Deferred income taxes	19,611	17,288

Total current assets	1,756,156	1,475,960
Property, plant and equipment, net	1,232,066	1,170,334
Equity investments	46,741	46,314
Restricted cash	96,283	150,288
Other assets, net	135,575	111,248

Total assets	$3,266,821	$2,954,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227,034	$204,774
Accrued liabilities	137,561	118,804

Total current liabilities	364,595	323,578
Long-term debt	764,563	764,482
Deferred income taxes	330,791	315,518
Other liabilities	50,560	45,496

Total liabilities	1,510,509	1,449,074

Commitments and contingencies (Notes 6 and 18)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,601,909 and 66,256,144 shares issued at December 31, 2011 and 2010, respectively	666	663
Common stock, held in treasury, at cost; 69,816 shares at December 31, 2011	(2,518)	—
Additional paid-in capital	467,796	452,703
Retained earnings	1,299,438	1,058,737
Accumulated other comprehensive (loss) income
Benefits liability, net of tax	(15,143)	(12,328)
Cumulative translation adjustment	4,888	5,295
Unrealized holding gains on investments, net of tax	1,185	—

Total stockholders’ equity	1,756,312	1,505,070

Total liabilities and stockholders’ equity	$3,266,821	$2,954,144

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars, except share amounts and per share data)
Net sales	$3,619,848	$3,171,787	$2,325,723
Cost of sales	3,060,842	2,689,104	2,130,595

Gross profit	559,006	482,683	195,128
Selling, general and administrative expenses	112,210	104,319	87,871

Income from operations	446,796	378,364	107,257
Other income (expense)
Interest expense	(50,992)	(39,875)	(34,957)
Other income, net	5,628	4,471	6,453

Income before income taxes	401,432	342,960	78,753
Provision for income taxes	142,466	121,567	25,758

Net income	$258,966	$221,393	$52,995

Earnings per common share:
Basic	$3.89	$3.35	$0.80
Diluted	$3.87	$3.34	$0.80

Weighted average shares outstanding:
Basic	65,927,421	65,472,875	65,323,101
Diluted	66,300,158	65,676,664	65,421,390

Dividends per common share	$0.2746	$0.2420	$0.2200

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Common Stock, Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
	(in thousands of dollars, except share amounts)
Balances at December 31, 2008	65,658,142	$657	$—	$435,581	$814,873	$(13,339)	$1,288	$—	$1,239,060
Net income	—	—	—	—	52,995	—	—	—	52,995
Other comprehensive (loss) income	—	—	—	—	—	(2,517)	3,063	—	546

Total comprehensive income									53,541
Stock options exercised	55,401	—	—	879	—	—	—	—	879
Stock-based compensation, net of tax on stock options exercised	266,408	3	—	6,009	—	—	—	—	6,012
Dividends paid	—	—	—	—	(14,510)	—	—	—	(14,510)

Balances at December 31, 2009	65,979,951	660	—	442,469	853,358	(15,856)	4,351	—	1,284,982
Net income	—	—	—	—	221,393	—	—	—	221,393
Other comprehensive income	—	—	—	—	—	3,528	944	—	4,472

Total comprehensive income									225,865
Stock options exercised	173,014	2	—	3,745	—	—	—	—	3,747
Stock-based compensation, net of tax on stock options exercised	103,179	1	—	6,489	—	—	—	—	6,490
Dividends paid	—	—	—	—	(16,014)	—	—	—	(16,014)

Balances at December 31, 2010	66,256,144	663	—	452,703	1,058,737	(12,328)	5,295	—	1,505,070
Net income	—	—	—	—	258,966	—	—	—	258,966
Other comprehensive (loss) income	—	—	—	—	—	(2,815)	(407)	1,185	(2,037)

Total comprehensive income									256,929
Common stock repurchased	—	—	(2,518)	—	—	—	—	—	(2,518)
Stock options exercised	274,872	3	—	5,341	—	—	—	—	5,344
Stock-based compensation, net of tax on stock options exercised	70,893	—	—	9,752	—	—	—	—	9,752
Dividends paid	—	—	—	—	(18,265)	—	—	—	(18,265)

Balances at December 31, 2011	66,601,909	$666	$(2,518)	$467,796	$1,299,438	$(15,143)	$4,888	$1,185	$1,756,312

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars)
Cash flows from operating activities
Net income	$258,966	$221,393	$52,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	131,397	128,732	123,199
Provision for doubtful accounts	1,321	917	1,970
Amortization of debt issue costs	1,683	2,154	1,461
Stock-based compensation expense	6,391	6,164	5,638
Loss from disposition of fixed assets	1,375	581	2,711
Impairment of long-lived assets	1,975	—	—
Gain on involuntary conversion of assets	—	—	(455)
Deferred income taxes	14,114	14,153	31,207
Equity in income of joint ventures	(427)	(2,212)	(3,818)
Changes in operating assets and liabilities
Accounts receivable	(45,766)	(33,478)	5,667
Inventories	(40,749)	(80,611)	(41,450)
Prepaid expenses and other current assets	2,987	(7,217)	(236)
Accounts payable	20,311	25,644	67,044
Accrued liabilities	18,785	9,910	8,308
Other, net	(10,067)	(2,846)	(18,719)

Net cash provided by operating activities	362,296	283,284	235,522

Cash flows from investing activities
Acquisition of business	—	—	(6,297)
Additions to equity investments	—	(10,177)	—
Additions to property, plant and equipment	(176,843)	(81,269)	(99,769)
Proceeds from disposition of assets	2,880	914	3,255
Proceeds from insurance for involuntary conversion of assets	—	—	484
Proceeds from repayment of loan to affiliate	1,192	763	—
Purchase of securities and other investments	(30,265)	—	—
Settlements of derivative instruments	251	9,494	(859)

Net cash used for investing activities	(202,785)	(80,275)	(103,186)

Cash flows from financing activities
Capitalized debt issuance costs	(2,697)	(3,331)	(2,203)
Dividends paid	(18,265)	(16,014)	(14,510)
Proceeds from exercise of stock options	5,344	3,745	879
Repurchase of common stock for treasury	(2,518)	—	—
Utilization of restricted cash	54,227	197,298	38,851

Net cash provided by financing activities	36,091	181,698	23,017

Net increase in cash and cash equivalents	195,602	384,707	155,353
Cash and cash equivalents at beginning of the year	630,299	245,592	90,239

Cash and cash equivalents at end of the year	$825,901	$630,299	$245,592

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2011	2010	2009
	(in thousands of dollars)
Supplemental cash flow information
Cash paid (refunded) during the year for:
Interest paid (net of interest capitalized)	$48,431	$33,980	$33,394
Income taxes paid (refunded)	126,283	108,218	(40,741)
Non-cash financing activity:
Proceeds from borrowings related to series 2009A revenue bonds (in restricted cash)	$—	$—	$4,900
Proceeds from borrowings related to the 6 1/2% tax-exempt revenue bonds due 2029 (in restricted cash)	—	93,943	—
Proceeds from borrowings related to the GO Zone 6 1/2% tax-exempt revenue bonds due 2035 (in restricted cash)	—	87,940	—
Proceeds from borrowings related to the IKE Zone 6 1/2% tax-exempt revenue bonds due 2035 (in restricted cash)	—	64,209	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

Westlake Chemical Corporation (the “Company”) operates as an integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company’s customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China, Suzhou Huasu Plastics Company, Ltd., but accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. In addition, the Company has a 50% ownership interest in a natural gas liquids pipeline joint venture, Cypress Interstate Pipeline L.L.C., and accounts for its interest in this joint venture using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were $14,031 as of December 31, 2011.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $693, $22 and $123 for the years ended December 31, 2011, 2010 and 2009, respectively. Repair and maintenance costs are charged to operations as incurred.

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

Fair Value Estimates

The Company develops estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record equity securities, derivative instruments and pension plan assets. The Company uses all available information to make these fair value determinations, including the engagement of third-party consultants.

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

Impairment of Intangible Assets

The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2011, the Company’s recorded goodwill was $29,990, all of which was associated with the Company’s Olefins segment. The annual impairment test for the recorded goodwill was performed as of October 31, 2011. The Company’s impairment test indicated that its goodwill was not impaired. In addition, there has been no impairment of the goodwill since it was initially recorded.

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from the cash and cash equivalents category on the Company’s balance sheet. As indicated in Note 6, the proceeds of the 6 3/4% senior

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

notes due 2032 and the 6 1/2% senior notes due 2035 issued by the Company, along with their accrued interest income, remain with a trustee, and are classified on the Company’s balance sheet as a non-current asset until such time as the Company submits a request for reimbursement of qualifying amounts spent for facilities in Louisiana.

Turnaround Costs

The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from three to six years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.

Exchanges

The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2011 and 2010, net exchange balances of $14,557 and $950 were included in accounts receivable, net, respectively.

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

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 11 for a summary of the fair value of derivative instruments.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company’s debt at December 31, 2011 differs from the carrying value due to the Company’s fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 11 for more information on the fair value of financial instruments.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Other

Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 5) are amortized over periods ranging from two to 20 years using the straight-line method.

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

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The FASB issued another accounting standards update on the presentation of other comprehensive income in December 2011, deferring the effective date for amendments to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In the interim, reclassifications out of accumulated other comprehensive income should be presented consistent with the current presentation requirements. All other requirements of the June 2011 accounting standards update are not affected by the December 2011 update. With the exception of the presentation of reclassification adjustments of items out of accumulated other comprehensive income, the accounting standards update will be effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the Company’s consolidated financial position or results of operations.

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update on disclosures for offsetting assets and liabilities. The new accounting guidance requires companies to disclose both gross and net information about (1) instruments and transactions eligible for offset in the statement of financial position, and (2) instruments and transactions subject to an agreement similar to a master netting arrangement. The accounting standards update will be effective for reporting periods beginning on or after January 1, 2013 and is not expected to have an impact on the Company’s consolidated financial position or results of operations.

2. Accounts Receivable

Accounts receivable consist of the following at December 31:

	2011	2010
Trade customers	$391,401	$353,035
Affiliates	122	475
Allowance for doubtful accounts	(10,969)	(9,710)

	380,554	343,800
Federal and state taxes	16,113	15,499
Other	10,705	3,564

Accounts receivable, net	$407,372	$362,863

3. Inventories

Inventories consist of the following at December 31:

	2011	2010
Finished products	$234,830	$219,568
Feedstock, additives, and chemicals	207,899	189,007
Materials and supplies	48,048	41,453

Inventories	$490,777	$450,028

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2011	2010
Land	$13,509	$12,897
Building and improvements	135,049	129,881
Plant and equipment	2,039,050	1,963,186
Other	147,342	133,241

	2,334,950	2,239,205
Less: Accumulated depreciation	(1,196,845)	(1,098,792)

	1,138,105	1,140,413
Construction in progress	93,961	29,921

Property, plant and equipment, net	$1,232,066	$1,170,334

Depreciation expense on property, plant and equipment of $110,268, $105,744 and $100,333 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recorded asset impairment charges of $1,975 associated with the closure of its Springfield, Kentucky PVC pipe facility in June 2011. See Note 16 for more information.

The Company assessed certain of its Vinyls segment building products assets, with a carrying value of $100,049, for potential impairment in December 2011, and the Company’s analysis concluded that these assets were not impaired. The future cash flows used to test the recoverability of these building products assets for the impairment analysis were calculated using an undiscounted cash flow methodology. The undiscounted cash flow projections were based on a 15-year forecast beginning in 2012, in order to reflect the estimated remaining useful lives of the assets. The forecast was based on sales volume trends and margins developed by management considering historical data. While the Company believes its estimates of undiscounted future cash flows used in performing the impairment test are appropriate, different assumptions regarding such cash flows could materially affect the evaluation. Under the undiscounted cash flow methodology, even if the future cash flows of the building products assets assessed for impairment decreased by 20%, they would not be impaired.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

5. Other Assets

Other assets consist of the following at December 31:

	2011			2010			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology licenses	$44,827	$(40,860)	$3,967	$44,762	$(39,763)	$4,999	12
Patents	6,503	(3,306)	3,197	6,503	(2,655)	3,848	10
Customer relationships	17,649	(6,901)	10,748	17,649	(5,544)	12,105	13
Goodwill	29,990	—	29,990	29,990	—	29,990
Other	1,161	—	1,161	1,161	—	1,161

Total intangible assets	100,130	(51,067)	49,063	100,065	(47,962)	52,103
Available-for-sale investments	30,113	—	30,113	—	—	—
Notes receivable from affiliate	2,383	—	2,383	3,575	—	3,575
Turnaround costs	86,728	(57,175)	29,553	85,307	(49,864)	35,443	5
Debt issuance costs	20,628	(8,989)	11,639	17,930	(7,307)	10,623	10
Other, net	22,502	(9,678)	12,824	19,444	(9,940)	9,504	5

Other assets, net	$262,484	$(126,909)	$135,575	$226,321	$(115,073)	$111,248

Amortization expense on other assets of $22,812, $25,142 and $24,327 is included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Scheduled amortization of intangible assets for the next five years is as follows: $3,292, $3,246, $2,707, $2,707 and $2,653 in 2012, 2013, 2014, 2015 and 2016, respectively.

Goodwill

The annual impairment test for the recorded goodwill was performed as of October 31, 2011. The Company’s impairment test indicated that its goodwill was not impaired. The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2012 to 2020, to reflect the cyclicality of the Company’s olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including our strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.

The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.

Under the discounted cash flow methodology, even if the fair value of the Olefins segment decreased by 20%, the carrying value of the Olefins segment would not exceed its fair value.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Available-for-sale Investments

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments were as follows:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Available-for-sale equity securities	$28,265	$1,981	$(133)	$30,113

(1)	All unrealized loss positions were held at a loss for less than 12 months.

Because the Company does not intend to sell, nor is it likely to be required to sell, its available-for-sale securities, declines in fair value are considered temporary. The Company regularly evaluates available evidence to determine if its investments are other-than-temporarily impaired. The Company considers the evidence to support the recovery of the cost basis of a security including volatility of the stock, the length of time the security has been in a loss position, value and growth expectations and overall market and sector fundamentals, in determining whether unrealized losses represent an other-than-temporary impairment.

As the fair value of the equity securities was higher than cost at December 31, 2011, an unrealized gain of $1,185, net of income tax expense of $663, was recorded in accumulated other comprehensive income. See Note 11 for the fair value hierarchy of the Company’s available-for-sale securities.

6. Long-Term Debt

Long-term debt consists of the following at December 31:

	2011	2010
6 5/8% senior notes due 2016	$249,674	$249,593
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,563	$764,482

Revolving Credit Facility

In September 2011, the Company entered into a second amendment and restatement to the senior secured revolving credit facility. The amendment and restatement, among other things, extended the scheduled maturity date of the facility, reduced the interest rate and facility fee payable under the facility and amended the covenants restricting the Company’s ability to make distributions, acquisitions and investments.

The Company’s senior secured revolving credit facility is currently $400,000. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if certain lenders agree to commit to such an increase.

The facility allows the Company to borrow up to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with the agent under the credit facility and subject to a control agreement with the agent, minus (4) such reserves as the agent may establish. Advances on inventory are limited to $325,000. The facility includes a $400,000 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility.

At December 31, 2011, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2011, the Company had outstanding letters of credit totaling $15,715 and borrowing availability of $384,285 under the revolving credit facility.

The Company’s revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1 for successive 30-day periods after any date on which the borrowing availability under the facility is less than the greater of (1) 12.5% of the commitments under the facility and (2) $50,000, until the borrowing availability exceeds the greater of the amount in clause (1) and the amount in clause (2) for a 30-day period.

In order to make acquisitions or investments, the Company’s revolving credit facility provides that (1) the Company must maintain a minimum borrowing availability of at least the greater of $100,000 or 25% of the total bank commitments under its revolving credit facility or (2) the Company must maintain a minimum borrowing availability of at least the greater of $70,000 or 17.5% of the total bank commitments under its revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. However, the Company may make specified distributions up to an aggregate of $25,000 and specified acquisitions up to an aggregate of $25,000 if either the Company maintains a minimum borrowing availability of at least the greater of $70,000 or 17.5% of the total bank commitments under its revolving credit facility or the Company meet the minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. Notwithstanding the foregoing, the Company may make (1) investments up to $200,000 in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55,000 in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and the Company’s ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

GO Zone Bonds

In December 2010, the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, completed the offering of $89,000 of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under the Gulf Opportunity Zone Act of 2005 (the “GO Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.

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

Each series of the bonds is subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason.

In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6  5/8% senior notes due 2016, the 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes (collectively, the “Senior Notes”) in excess of $5,000 are guarantors of the bonds. As of December 31, 2011, the Company had drawn $40,517 of the proceeds from the 6 1/2% bonds due November 1, 2035, all the proceeds from the 6 1/2% senior notes due 2029 and $250,005 of the proceeds from the 6 3/4% senior notes due 2032. The balance of the proceeds, plus interest income, remains with a bond trustee pursuant to the terms and provisions of the loan agreements, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain its facilities in Calcasieu and Ascension Parishes.

IKE Zone Bonds

In December 2010, the Authority completed the offering of $65,000 of 6 1/2% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008 (the “IKE Zone Act”). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted “make whole” payment of remaining unpaid principal and interest payments. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption, repurchase by the holders upon a change of control or a change in or loss of the current tax status of the bonds and optional redemption by the Authority under terms substantially similar to the terms for the GO Zone Bonds. In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company intends to use the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 2035 IKE Zone 6 1/2% Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 2035 IKE Zone 6 1/2% Notes. As of December 31, 2011, the Company had drawn $17,299 of the bond proceeds. The balance of the proceeds,

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

plus interest income, remains with a bond trustee pursuant to the terms and provisions of the loan agreement, and is classified on the Company’s consolidated balance sheet as a non-current asset, restricted cash, until such time as the Company requests reimbursement of amounts used to expand, refurbish and maintain its facilities in Calcasieu Parish.

6  5/8% Senior Notes

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

The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company’s fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company’s regular quarterly dividend of up to $0.20 per share (currently $0.0738 per share). If the restrictions were currently effective, distributions in excess of $100,000 would not be allowed unless, after giving pro forma effect to the distribution, the Company’s fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company’s consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company’s common equity capital or from the issuance or sale of certain securities, plus several other adjustments.

Revenue Bonds

In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company’s construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2011 and 2010 was 0.20% and 0.45%, respectively.

The weighted average interest rate on all long-term debt was 6.5% at December 31, 2011 and 2010.

As of December 31, 2011, the Company had no maturities of long-term debt until 2016.

7. Employee Benefits

The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. The Company matches 100% of an employee’s contribution up to the first 4% of such employee’s compensation. The

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2011, 2010 and 2009, the Company charged approximately $4,801, $4,556 and $4,450, respectively, to expense for these contributions.

Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company’s contributions to the plan are determined as a percentage of employees’ base and overtime pay. For the years ended December 31, 2011, 2010 and 2009, the Company charged approximately $5,234, $5,209 and $5,173, respectively, to expense for these contributions.

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

Details of the changes in benefit obligations, plan assets and funded status of the Company’s pension and post-retirement healthcare plans are as follows:

	Pension Benefits		Post-retirement Healthcare
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$54,033	$52,059	$20,047	$21,048
Service cost	930	938	16	45
Interest cost	2,723	2,751	840	919
Actuarial loss (gain)	4,358	326	816	(656)
Benefits paid	(2,168)	(2,041)	(1,507)	(1,309)

Benefit obligation, end of year	$59,876	$54,033	$20,212	$20,047

Change in plan assets
Fair value of plan assets, beginning of year	$32,867	$28,580	$—	$—
Actual return	833	3,782	—	—
Employer contribution	3,946	2,546	1,507	1,309
Benefits paid	(2,168)	(2,041)	(1,507)	(1,309)

Fair value of plan assets, end of year	$35,478	$32,867	$—	$—

Funded status, end of year	$(24,398)	$(21,166)	$(20,212)	$(20,047)

Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$—	$—	$(1,710)	$(1,590)
Noncurrent liabilities	(24,398)	(21,166)	(18,502)	(18,457)

Net amount recognized	$(24,398)	$(21,166)	$(20,212)	$(20,047)

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

	Pension Benefits		Post-retirement Healthcare
	2011	2010	2011	2010
Amounts recognized in accumulated other comprehensive income
Net loss	$20,325	$15,791	$3,523	$2,825
Transition obligation	—	—	—	114
Prior service cost	890	1,187	218	404

Total before tax (1)	$21,215	$16,978	$3,741	$3,343

(1)	For 2011, after-tax totals for pension benefits and post-retirement healthcare benefits were $12,873 and $2,270, respectively. The sum of these amounts ($15,143) is reflected in stockholders’ equity as accumulated other comprehensive income. For 2010, after-tax totals for pension benefits and post-retirement healthcare benefits were $10,300 and $2,028, respectively. The sum of these amounts ($12,328) is reflected in stockholders’ equity as accumulated other comprehensive income.

The Pension Protection Act of 2006 (the “Pension Protection Act”) established a relationship between a qualified pension plan’s funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan’s funded status is less than certain threshold levels. For the 2011 plan year, the funded status for the Company’s pension plans are in the 61% to 80% range. Accordingly, the Company’s pension plans are currently restricted from increasing plan benefits, unless the cost of the plan amendment is fully funded by the Company prior to the effective date of the benefit increase. In 2009, the Company amended the pension plan for wage employees to increase, over a three-year period, the monthly benefit multiplier used to compute plan benefits. During 2011, the Company fully funded the benefit increase for the current year prior to the effective date of the benefit increase, so the plan remains in compliance with the Pension Protection Act’s benefit restriction requirements.

Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	Pension Benefits
	2011	2010
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(59,876)	$(54,033)
Accumulated benefit obligation	(54,508)	(49,602)
Fair value of plan assets	35,478	32,867

	Pension Benefits			Post-retirement Healthcare
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$930	$938	$842	$16	$45	$85
Interest cost	2,723	2,751	2,465	840	919	1,067
Expected return on plan assets	(2,279)	(1,935)	(1,652)	—	—	—
Net amortization	1,567	1,899	1,646	418	377	427

Net periodic benefit cost	$2,941	$3,653	$3,301	$1,274	$1,341	$1,579

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

	Pension Benefits			Post-retirement Healthcare
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$5,804	$(1,521)	$3,804	$816	$(656)	$1,039
Prior service cost	—	—	1,484	—	—	—
Amortization of net loss	(1,271)	(1,602)	(1,381)	(118)	(51)	(101)
Amortization of transition obligation	—	—	—	(114)	(114)	(114)
Amortization of prior service cost	(296)	(297)	(265)	(186)	(212)	(212)

Total recognized in OCI	$4,237	$(3,420)	$3,642	$398	$(1,033)	$612

Total net periodic benefit cost and OCI	$7,178	$233	$6,943	$1,672	$308	$2,191

The estimated prior service cost and net loss for the defined benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2012 are expected to be $297 and $1,755, respectively. The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from other comprehensive income into net periodic benefit cost during 2012 are expected to be $84 and $176, respectively. No transition obligation for the post-retirement healthcare benefit plans will be amortized from other comprehensive income into net periodic benefit cost in 2012.

The weighted-average assumptions used to determine pension and post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.5%	5.3%	5.5%	4.0%	4.5%	5.0%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	5.3%	5.5%	6.0%	4.5%	5.0%	5.8%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

The Company’s return on asset assumption of 7% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from the Company’s third-party independent actuary and the pension fund trustee. The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.

Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The Company’s overall investment strategy is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a diversification of asset types. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 55% equity securities and 45% fixed income. The Company expects to maintain the 55/45 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries.

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

The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company’s pension plans assets at December 31, by asset category, are as follows:

	2011			2010
	Level 2	Level 3	Total	Level 2	Level 3	Total
Bank collective trust funds—Equity securities:
Large-cap index funds (1)	$17,562	$—	$17,562	$15,007	$—	$15,007
Small-cap index funds (2)	2,324	—	2,324	3,220	—	3,220
International index funds (3)	3,367	—	3,367	3,216	—	3,216
Bank collective trust funds—Fixed income:
Bond index funds (4)	11,806	—	11,806	10,957	—	10,957
Short term investment funds	—	419	419	—	467	467

	$35,059	$419	$35,478	$32,400	$467	$32,867

(1)	Over 90% of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Over 95% of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)	At least 90% of the assets of these funds are invested in international companies in developed markets (excluding the U.S. and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.

Because of the immaterial amount of the Company’s Level 3 pension plans assets, no summary of changes in the fair value of Level 3 pension plans assets is presented.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The Company’s funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $2,862 for the salaried pension plan and approximately $1,923 for the wage pension plan in 2012.

The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$2,381	$1,710
Year 2	2,651	1,937
Year 3	2,895	2,113
Year 4	3,141	2,144
Year 5	3,303	1,999
Years 6 to 10	18,698	6,594

8. Stockholders’ Equity

The Company’s board of directors has declared regular quarterly dividends to holders of its common stock aggregating $18,265, $16,014 and $14,510 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

9. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a ten-year term and vest either (1) ratably on an annual basis over a three to five-year period or (2) in one-half increments on the five-year and nine and one-half-year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five-year period, (2) at the end of a three-year period or (3) in one-half increments on the five-year and nine and one-half-year anniversaries of the award date. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2011, 2010 and 2009, the total recognized stock-based compensation expense related to the 2004 Plan was $6,391, $6,164 and $5,638, respectively.

Option activity and changes during the year ended December 31, 2011 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,314,524	$20.81
Granted	99,380	45.83
Exercised	(274,872)	19.44
Cancelled	(5,885)	34.41

Outstanding at December 31, 2011	1,133,147	$23.26	6.5	$19,788

Exercisable at December 31, 2011	503,830	$18.74	5.8	$10,835

For options outstanding at December 31, 2011, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 – $19.29	505,268	6.2
$20.53 – $27.24	258,767	7.5
$30.07 – $45.83	369,112	6.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock. For the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of options exercised was $8,185, $1,835 and $485, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

As of December 31, 2011, $2,989 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years. Income tax benefits of $2,160, $214 and $155 were realized from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option’s fair value. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Year Ended December 31,
	2011	2010	2009
Weighted average fair value	$19.22	$8.31	$5.67
Risk-free interest rate	2.8%	2.9%	2.8%
Expected life in years	6	6	6 – 7
Expected volatility	41.9%	41.8%	42.5%
Expected dividend yield	0.5%	1.1%	1.5%

Non-vested restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	654,241	$19.97
Granted	78,828	45.03
Vested	(143,121)	19.64
Forfeited	(7,935)	20.48

Non-vested at December 31, 2011	582,013	$23.43

As of December 31, 2011, there was $4,740 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $6,214, $1,427 and $246, respectively.

10. Derivative Commodity Instruments

The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. The Company does not use derivative instruments to engage in speculative activities.

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statement of operations in 2011. There were no derivative instruments designated by the Company as fair value hedges in 2010 and 2009. As of December 31, 2011, the Company had 57,960,000 gallons of feedstock forward contracts designated as fair value hedges.

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations in 2011, 2010 and 2009.

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

The fair values of derivative instruments in the Company’s consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2011	2010
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$2,437	$47

Total asset derivatives		$2,437	$47

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2011	2010
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$3,262	$—
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	973	46

Total liability derivatives		$4,235	$46

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company’s consolidated statement of operations. There was no material ineffectiveness with regard to the Company’s qualifying hedges in 2011.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2011	2010	2009
Commodity forward contracts	Cost of sales	$(4,895)	$—	$—

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2011	2010	2009
Firm commitment designated as the hedged item	Cost of sales	$5,092	$—	$—

The impact of derivative instruments that have not been designated as hedges on the Company’s consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2011	2010	2009
Commodity forward contracts	Cost of sales	$2,043	$69	$5,347

See Note 11 for the fair value of the Company’s derivative instruments.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

11. Fair Value Measurements

The Company reports certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following tables summarize, by level within the fair value hierarchy, the Company’s assets and liabilities at December 31 that were accounted for at fair value on a recurring basis:

	2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$1,090	$1,347	$2,437
Risk management liabilities	—	(4,235)	(4,235)
Firm commitments
Hedged portion of firm commitment	—	3,262	3,262
Marketable securities
Available-for-sale equity securities	30,113	—	30,113

	2010
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$47	$—	$47
Risk management liabilities	(46)	—	(46)

The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2011 and 2010.

See Note 16 for the measurement of certain assets at fair value on a nonrecurring basis.

In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company’s long-term debt at December 31 are summarized below:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$249,674	$254,890	$249,593	$258,438
6 1/2% senior notes due 2029	100,000	108,834	100,000	99,875
6 3/4% senior notes due 2032	250,000	263,988	250,000	251,925
2035 GO Zone 6 1/2% Notes	89,000	93,090	89,000	88,653
2035 IKE Zone 6 1/2% Notes	65,000	67,987	65,000	64,905
Variable rate tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

12. Other Income, net

Other income, net consists of the following:

	Year Ended December 31,
	2011	2010	2009
Management services	$400	$850	$823
Interest income	2,865	1,510	1,382
Franchise taxes	(893)	(754)	(585)
Equity in income of joint ventures	2,890	2,212	3,818
Other	366	653	1,015

	$5,628	$4,471	$6,453

13. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$404,422	$339,382	$72,079
Foreign	(2,990)	3,578	6,674

	$401,432	$342,960	$78,753

The Company’s provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$120,018	$97,822	$(3,049)
State	8,729	8,128	(2,306)
Foreign	(395)	1,464	(94)

	128,352	107,414	(5,449)

Deferred
Federal	6,732	7,083	29,824
State	7,682	6,829	660
Foreign	(300)	241	723

	14,114	14,153	31,207

Total provision	$142,466	$121,567	$25,758

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

A reconciliation of taxes computed at the statutory rate to the Company’s income tax expense is as follows:

	Year Ended December 31,
	2011	2010	2009
Provision for federal income tax at statutory rate	$140,501	$120,036	$27,563
State income tax provision net of federal income tax effect	10,745	9,372	462
Foreign tax	(695)	1,705	629
Foreign losses (earnings)	1,047	(1,252)	(2,336)
Manufacturing deduction	(9,905)	(8,750)	—
Contingent tax liability	(20)	(411)	(1,004)
Other, net	793	867	444

	$142,466	$121,567	$25,758

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2011	2010
Net operating loss carryforward	$13,958	$15,018
Credit carryforward	769	1,729
Accruals	29,002	24,693
Allowance for doubtful accounts	1,329	878
Inventories	7,321	6,893
Other	5,900	6,119

Deferred taxes assets—total	58,279	55,330

Property, plant and equipment	(344,535)	(328,635)
Turnaround costs	(11,073)	(13,091)
Other	(914)	(795)

Deferred tax liabilities—total	(356,522)	(342,521)

Valuation allowance	(12,937)	(11,039)

Total net deferred tax liabilities	$(311,180)	$(298,230)

Balance sheet classifications
Current deferred tax asset	$19,611	$17,288
Deferred tax liability	(330,791)	(315,518)

Total net deferred tax liabilities	$(311,180)	$(298,230)

At December 31, 2011, the Company had foreign and state net operating loss carryforwards of approximately $294,929, which will expire in varying amounts between 2012 and 2030 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a net operating loss valuation allowance has been recorded. The valuation allowance increased by $1,898 in 2011 due to additional current year losses not expected to be realized.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $13,223 of undistributed earnings and profits of the Company’s foreign corporate joint venture and foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. The types of events that would cause the earnings to be subject to tax are a taxable remittance or restructuring. It is not practical to estimate the amount of deferred income taxes associated with these earnings.

The gross unrecognized tax benefits at December 31 are as follows:

	2011	2010	2009
Beginning balance	$3,141	$4,873	$5,054
Additions based on tax position related to current year	—	—	678
(Reductions) additions for tax positions for prior years	—	(26)	711
Reductions due to tax settlements	—	(1,389)	—
Reductions due to statutes of limitations expiring	(19)	(317)	(1,570)

Ending balance	$3,122	$3,141	$4,873

Management anticipates no material reductions to the total amount of gross unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company had no material accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. In January 2012, the Internal Revenue Service completed the audit of the Company for the 2009 tax year with no assessment.

14. Earnings per Share

The Company has unvested shares of restricted stock outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Year Ended December 31,
	2011	2010	2009
Net income	$258,966	$221,393	$52,995
Less:
Net income attributable to participating securities	(2,310)	(2,230)	(475)

Net income attributable to common shareholders	$256,656	$219,163	$52,520

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares—basic	65,927,421	65,472,875	65,323,101
Plus incremental shares from:
Assumed exercise of options	372,737	203,789	98,289

Weighted average common shares—diluted	66,300,158	65,676,664	65,421,390

Earnings per share:
Basic	$3.89	$3.35	$0.80
Diluted	$3.87	$3.34	$0.80

Excluded from the computation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are options to purchase 141,335, 433,403 and 536,644 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

15. Related Party and Affiliate Transactions

The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2011, 2010 and 2009, the Company incurred and paid lease payments of approximately $1,556, $1,549 and $1,469, respectively.

In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. Principal payments of $1,192 and $763 were received from the affiliate in 2011 and 2010, respectively. Interest payments of $441 and $934 were received in 2011 and 2010, respectively, and included in other income, net in the consolidated statements of operations. No interest or principal payments were received in 2009. As of December 31, 2011, the notes receivable balances of $1,192 and $2,383 are included in prepaid expenses and other current assets and other assets, net, respectively, in the accompanying consolidated balance sheet.

16. Plant Closures

In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize operations, the Company closed its Springfield PVC pipe facility and fully impaired the associated assets. Asset impairment costs and severance and other costs related to the PVC pipe facility closure recorded in 2011 were $1,975 and $1,389, respectively. The fair value of the impaired assets were determined using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the pipe facility.

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

17. Business Interruption Insurance Recoveries

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

18. Commitments and Contingencies

The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company’s production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Company.

Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation (“Goodrich”) chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company’s operations. The soil and groundwater at the complex, which does not include the Company’s nearby PVC facility, had been extensively contaminated under Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation (“PolyOne”), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,287 and $3,028 in 2011 and 2010, respectively. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required. On September 19, 2011, the Company filed a motion to dismiss the remaining proceedings, which was denied on December 29, 2011.

Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency (“EPA”) requesting the EPA’s assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet’s request and would incorporate work previously conducted under the Cabinet’s RCRA authority into the EPA’s cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company’s plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company’s plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are currently conducting the RIFS.

Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company’s financial statements that could result from the resolution of these proceedings. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.

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

Other Commitments

The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases. Several of the leases provide for renewal terms. At December 31, 2011, future minimum lease commitments were as follows:

2012	$19,175
2013	18,818
2014	14,167
2015	10,522
2016	9,354
Thereafter	30,119

$102,155

Rental expense, net of railcar mileage credits, was approximately $36,644, $38,506 and $42,886 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.

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

The majority of sales in the Company’s Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2011, 2010 or 2009.

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

The Company uses its chlorine, VCM and PVC production to manufacture building products at the Company’s 10 regional plants. For the years ended December 31, 2011 and 2009, no single customer accounted for more than 10% of sales in the Vinyls segment. For the year ended December 31, 2010, one customer in the Company’s Vinyls segment accounted for 10.6% of segment net sales.

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2011	2010	2009
Net external sales
Olefins
Polyethylene	$1,772,144	$1,656,203	$1,210,706
Ethylene, styrene and other	795,698	605,009	400,745

Total olefins	2,567,842	2,261,212	1,611,451

Vinyls
PVC, caustic soda and other	757,314	558,156	398,825
Building products	294,692	352,419	315,447

Total vinyls	1,052,006	910,575	714,272

	$3,619,848	$3,171,787	$2,325,723

Intersegment sales
Olefins	$444,889	$322,125	$233,746
Vinyls	1,474	1,047	1,222

	$446,363	$323,172	$234,968

Income (loss) from operations
Olefins	$459,266	$460,027	$177,101
Vinyls	4,012	(62,429)	(57,445)
Corporate and other	(16,482)	(19,234)	(12,399)

	$446,796	$378,364	$107,257

Depreciation and amortization
Olefins	$86,915	$86,086	$82,952
Vinyls	43,877	42,062	39,843
Corporate and other	605	584	404

	$131,397	$128,732	$123,199

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2011	2010	2009
Other income, net
Olefins	$2,813	$440	$440
Vinyls	194	399	478
Corporate and other	2,621	3,632	5,535

	$5,628	$4,471	$6,453

Provision for (benefit from) income taxes
Olefins	$149,033	$147,296	$44,987
Vinyls	(2,193)	(24,519)	(31,287)
Corporate and other	(4,374)	(1,210)	12,058

	$142,466	$121,567	$25,758

Capital expenditures
Olefins	$90,641	$37,865	$40,251
Vinyls	84,192	42,371	58,186
Corporate and other	2,010	1,033	1,332

	$176,843	$81,269	$99,769

	December 31, 2011	December 31, 2010
Total assets
Olefins	$1,441,752	$1,351,088
Vinyls	824,825	767,875
Corporate and other	1,000,244	835,181

	$3,266,821	$2,954,144

In the first quarter of 2011, in order to better reflect large buyer market related pricing, the Company changed its intersegment market pricing methodology used to account for intersegment sales of ethylene sold from the Olefins segment to the Vinyls segment. Had this pricing methodology been in effect on January 1, 2010, the impact on Olefins segment income from operations for 2010 would be a reduction of $29,813. This reduction would be offset by an improvement in the Vinyls and Corporate segments’ operating results for 2010 of $25,536 and $4,277, respectively. If this pricing methodology were in effect on January 1, 2009, income from operations for the Olefins segment for 2009 would have increased by $2,979. This increase would be offset by a reduction in the Vinyls and Corporate segments’ operating results for 2009 of $2,847 and $132, respectively. The impact on the Corporate segment’s loss from operations for 2010 and 2009 is attributable to changes in intercompany profit in inventory reserve related to sales from the Olefins segment to the Vinyls segment. There would be no impact on the Company’s reported consolidated income from operations for 2010 or 2009.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Income from operations for reportable segments	$446,796	$378,364	$107,257
Interest expense	(50,992)	(39,875)	(34,957)
Other income, net	5,628	4,471	6,453

Income before income taxes	$401,432	$342,960	$78,753

Geographic Information

	Year Ended December 31,
	2011	2010	2009
Sales to external customers (1)
United States	$3,221,562	$2,832,980	$2,088,344
Foreign
Canada	247,357	214,662	154,972
Singapore	29,210	32,733	27,300
Other	121,719	91,412	55,107

	$3,619,848	$3,171,787	$2,325,723

	December 31, 2011	December 31, 2010
Long-lived assets
United States	$1,223,073	$1,159,051
Foreign	8,993	11,283

	$1,232,066	$1,170,334

(1)	Revenues are attributed to countries based on location of customer.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$803,320	$2,517	$20,064	$—	$825,901
Accounts receivable, net	—	1,384,705	949	(978,282)	407,372
Inventories	—	478,229	12,548	—	490,777
Prepaid expenses and other current assets	363	10,332	1,800	—	12,495
Deferred income taxes	430	19,049	132	—	19,611

Total current assets	804,113	1,894,832	35,493	(978,282)	1,756,156
Property, plant and equipment, net	—	1,223,073	8,993	—	1,232,066
Equity investments	2,597,598	53,912	35,650	(2,640,419)	46,741
Restricted cash	96,283	—	—	—	96,283
Other assets, net	17,650	132,968	2,467	(17,510)	135,575

Total assets	$3,515,644	$3,304,785	$82,603	$(3,636,211)	$3,266,821

Current liabilities
Accounts payable	$1,005,529	$210,476	$3,748	$(992,719)	$227,034
Accrued liabilities	76	120,656	2,392	14,437	137,561

Total current liabilities	1,005,605	331,132	6,140	(978,282)	364,595
Long-term debt	753,674	10,889	11,500	(11,500)	764,563
Deferred income taxes	—	336,165	636	(6,010)	330,791
Other liabilities	53	50,458	49	—	50,560
Stockholders’ equity	1,756,312	2,576,141	64,278	(2,640,419)	1,756,312

Total liabilities and stockholders’ equity	$3,515,644	$3,304,785	$82,603	$(3,636,211)	$3,266,821

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,581,470	$42,202	$(3,824)	$3,619,848
Cost of sales	—	3,024,419	40,247	(3,824)	3,060,842

Gross profit	—	557,051	1,955	—	559,006
Selling, general and administrative expenses	3,762	102,989	5,459	—	112,210

(Loss) income from operations	(3,762)	454,062	(3,504)	—	446,796
Interest expense	(50,919)	(73)	—	—	(50,992)
Other income (expense), net	10,217	(4,212)	(377)	—	5,628

(Loss) income before income taxes	(44,464)	449,777	(3,881)	—	401,432
(Benefit from) provision for income taxes	(11,835)	155,313	(1,012)	—	142,466
Equity in net income of subsidiaries	291,595	—	—	(291,595)	—

Net income (loss)	$258,966	$294,464	$(2,869)	$(291,595)	$258,966

Condensed Consolidating Financial Information for the Year Ended December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,130,513	$44,006	$(2,732)	$3,171,787
Cost of sales	—	2,653,234	38,602	(2,732)	2,689,104

Gross profit	—	477,279	5,404	—	482,683
Selling, general and administrative expenses	4,257	95,441	4,621	—	104,319

(Loss) income from operations	(4,257)	381,838	783	—	378,364
Interest expense	(39,829)	(46)	—	—	(39,875)
Other income (expense), net	15,045	(12,715)	2,141	—	4,471

(Loss) income before income taxes	(29,041)	369,077	2,924	—	342,960
(Benefit from) provision for income taxes	(2,471)	122,541	1,497	—	121,567
Equity in net income of subsidiaries	247,963	—	—	(247,963)	—

Net income	$221,393	$246,536	$1,427	$(247,963)	$221,393

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,289,953	$38,980	$(3,210)	$2,325,723
Cost of sales	—	2,099,795	34,010	(3,210)	2,130,595

Gross profit	—	190,158	4,970	—	195,128
Selling, general and administrative expenses	4,185	80,213	3,473	—	87,871

(Loss) income from operations	(4,185)	109,945	1,497	—	107,257
Interest expense	(34,864)	(93)	—	—	(34,957)
Other income (expense), net	14,843	(12,981)	4,591	—	6,453

(Loss) income before income taxes	(24,206)	96,871	6,088	—	78,753
(Benefit from) provision for income taxes	(6,314)	31,620	452	—	25,758
Equity in net income of subsidiaries	70,887	—	—	(70,887)	—

Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$258,966	$294,464	$(2,869)	$(291,595)	$258,966
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,683	127,807	3,590	—	133,080
Deferred income taxes	190	14,225	(301)	—	14,114
Net changes in working capital and other	(291,666)	(45,667)	1,874	291,595	(43,864)

Net cash (used for) provided by operating activities	(30,827)	390,829	2,294	—	362,296
Cash flows from investing activities
Additions to property, plant and equipment	—	(175,706)	(1,137)	—	(176,843)
Proceeds from disposition of assets	—	2,877	3	—	2,880
Proceeds from repayment of loan to affiliate	—	—	1,192	—	1,192
Purchase of securities and other investments	—	(30,265)	—	—	(30,265)
Settlements of derivative instruments	—	251	—	—	251

Net cash (used for) provided by investing activities	—	(202,843)	58	—	(202,785)
Cash flows from financing activities
Intercompany financing	186,898	(185,522)	(1,376)	—	—
Capitalized debt issuance costs	(2,697)	—	—	—	(2,697)
Dividends paid	(18,265)	—	—	—	(18,265)
Proceeds from exercise of stock options	5,344	—	—	—	5,344
Repurchase of common stock for treasury	(2,518)	—	—	—	(2,518)
Utilization of restricted cash	54,227	—	—	—	54,227

Net cash provided by (used for) financing activities	222,989	(185,522)	(1,376)	—	36,091
Net increase in cash and cash equivalents	192,162	2,464	976	—	195,602
Cash and cash equivalents at beginning of the year	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of the year	$803,320	$2,517	$20,064	$—	$825,901

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$221,393	$246,536	$1,427	$(247,963)	$221,393
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	2,154	125,002	3,730	—	130,886
Deferred income taxes	7,864	6,048	241	—	14,153
Net changes in working capital and other	(245,113)	(87,299)	1,301	247,963	(83,148)

Net cash (used for) provided by operating activities	(13,702)	290,287	6,699	—	283,284
Cash flows from investing activities
Additions to equity investments	—	(10,177)	—	—	(10,177)
Additions to property, plant and equipment	—	(79,928)	(1,341)	—	(81,269)
Proceeds from disposition of assets	—	914	—	—	914
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Settlements of derivative instruments	—	9,494	—	—	9,494

Net cash used for investing activities	—	(79,697)	(578)	—	(80,275)
Cash flows from financing activities
Intercompany financing	210,360	(210,614)	254	—	—
Capitalized debt issuance costs	(3,331)	—	—	—	(3,331)
Dividends paid	(16,014)	—	—	—	(16,014)
Proceeds from exercise of stock options	3,745	—	—	—	3,745
Utilization of restricted cash	197,298	—	—	—	197,298

Net cash provided by (used for) financing activities	392,058	(210,614)	254	—	181,698
Net increase (decrease) in cash and cash equivalents	378,356	(24)	6,375	—	384,707
Cash and cash equivalents at beginning of the year	232,802	77	12,713	—	245,592

Cash and cash equivalents at end of the year	$611,158	$53	$19,088	$—	$630,299

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2009

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$52,995	$65,251	$5,636	$(70,887)	$52,995
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,461	119,296	3,903	—	124,660
Deferred income taxes	2,086	27,113	2,008	—	31,207
Net changes in working capital and other	(72,567)	27,731	609	70,887	26,660

Net cash (used for) provided by operating activities	(16,025)	239,391	12,156	—	235,522
Cash flows from investing activities
Acquisition of business	—	(6,297)	—	—	(6,297)
Additions to property, plant and equipment	—	(98,555)	(1,214)	—	(99,769)
Proceeds from disposition of assets	—	3,255	—	—	3,255
Proceeds from insurance for involuntary conversion of assets	—	484	—	—	484
Settlements of derivative instruments	—	(859)	—	—	(859)

Net cash used for investing activities	—	(101,972)	(1,214)	—	(103,186)
Cash flows from financing activities
Intercompany financing	137,442	(137,411)	(31)	—	—
Capitalized debt issuance costs	(2,203)	—	—	—	(2,203)
Dividends paid	(14,510)	—	—	—	(14,510)
Proceeds from exercise of stock options	879	—	—	—	879
Utilization of restricted cash	38,851	—	—	—	38,851

Net cash provided by (used for) financing activities	160,459	(137,411)	(31)	—	23,017
Net increase in cash and cash equivalents	144,434	8	10,911	—	155,353
Cash and cash equivalents at beginning of the year	88,368	69	1,802	—	90,239

Cash and cash equivalents at end of the year	$232,802	$77	$12,713	$—	$245,592

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share amounts and per share data)

22. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$867,252	$925,049	$968,372	$859,175
Gross profit	167,584	167,095	147,067	77,260
Income from operations	140,637	138,369	117,331	50,459
Net income	83,544	81,049	67,930	26,443
Basic earnings per common share (1)	$1.26	$1.22	$1.02	$0.40
Diluted earnings per common share (1)	$1.25	$1.21	$1.01	$0.40

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$778,334	$818,389	$779,677	$795,387
Gross profit	57,680	126,024	134,855	164,124
Income from operations	34,429	99,537	107,346	137,052
Net income	17,647	56,942	62,731	84,073
Basic earnings per common share (1)	$0.27	$0.86	$0.95	$1.27
Diluted earnings per common share (1)	$0.27	$0.86	$0.95	$1.26

(1)	Basic and diluted earnings per common share (“EPS”) for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure, Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Westlake’s management’s report on internal control over financial reporting appears on page 47 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2011, as stated in their report that appears on page 48 of this Annual Report on Form 10-K.

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

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2011.

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

Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2011	$9,710	$1,321	$(62)	$10,969
2010	9,167	917	(374)	9,710
2009	14,438	1,970	(7,241)	9,167

(1)	Primarily accounts receivable written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006, File No. 1-32260).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 3/4% senior notes due 2032 (included in Exhibit 4.4).

4.6	Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 1/2% senior notes due 2029 (included in Exhibit 4.6).

4.8	Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 1/2% senior notes due 2035 (the “2035 GO Zone Notes”) (included in Exhibit 4.8).

4.10	Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 1/2% senior notes due 2035 (the “2035 IKE Zone Notes”) (included in Exhibit 4.10).

4.12	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Exhibit No.	Exhibit

4.13	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Second Amended and Restated Credit Agreement dated as of September 16, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 19, 2011, File No. 1-32260).

10.2	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.3	Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.4	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.5	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.7+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.8+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

10.10+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

Exhibit No.	Exhibit

10.11+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.17+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.18+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.20+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.21+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.22+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.23+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.24+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.25+	Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

Exhibit No.	Exhibit

10.26+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.27+	Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.28+	Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document (1)

101.SCH†	XBRL Taxonomy Extension Schema Document (1)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (1)

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: February 23, 2012	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO Albert Chao	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/S/ M. STEVEN BENDER M. Steven Bender	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2012

/S/ GEORGE J. MANGIERI George J. Mangieri	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012

/S/ JAMES CHAO James Chao	Chairman of the Board of Directors	February 23, 2012

/S/ ALBERT CHAO Albert Chao	Director	February 23, 2012

/S/ E. WILLIAM BARNETT E. William Barnett	Director	February 23, 2012

/S/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 23, 2012

/S/ DOROTHY C. JENKINS Dorothy C. Jenkins	Director	February 23, 2012

/S/ MAX L. LUKENS Max L. Lukens	Director	February 23, 2012

/S/ H. JOHN RILEY, JR. H. John Riley, Jr.	Director	February 23, 2012

Exhibit Index

Exhibit No.	Exhibit

2.1	Acquisition Agreement dated as of October 9, 2006 by and between Westlake Longview Corporation (formerly Westlake NG II Corporation) and Eastman Chemical Company (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on October 12, 2006, File No. 1-32260).

3.1	Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1	Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2	First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4	Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 3/4% senior notes due 2032 (included in Exhibit 4.4).

4.6	Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 1/2% senior notes due 2029 (included in Exhibit 4.6).

4.8	Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 1/2% senior notes due 2035 (the “2035 GO Zone Notes”) (included in Exhibit 4.8).

4.10	Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 1/2% senior notes due 2035 (the “2035 IKE Zone Notes”) (included in Exhibit 4.10).

Exhibit No.	Exhibit

4.12	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.13	Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 3/4% senior notes (incorporated by reference to Exhibit 4.7 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Second Amended and Restated Credit Agreement dated as of September 16, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 19, 2011, File No. 1-32260).

10.2	Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.3	Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.4	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.5	Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on July 2, 2004).

10.7+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.8+	EVA Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

Exhibit No.	Exhibit

10.10+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake’s Registration Statement on Form S-1/A, filed on August 9, 2004).

10.11+	Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.17+	Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.18+	Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+	Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.20+	Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.21+	Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.22+	Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.23+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.24+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.25+	Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

Exhibit No.	Exhibit

10.26+	Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake’s Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.27+	Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.28+	Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document (1)

101.SCH†	XBRL Taxonomy Extension Schema Document (1)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (1)

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.