Form 10-Q
period 2012-03-31
WESTLAKE CHEMICAL CORP
filed 2012-05-02
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s sole class of common stock as of April 30, 2012 was 66,618,178.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$895,142	$825,901
Accounts receivable, net	444,609	407,372
Inventories	422,405	490,777
Prepaid expenses and other current assets	14,106	12,495
Deferred income taxes	19,614	19,611

Total current assets	1,795,876	1,756,156
Property, plant and equipment, net	1,263,556	1,232,066
Equity investments	46,039	46,741
Restricted cash	65,607	96,283
Other assets, net	158,969	135,575

Total assets	$3,330,047	$3,266,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$197,449	$227,034
Accrued liabilities	114,514	137,561

Total current liabilities	311,963	364,595
Long-term debt	764,583	764,563
Deferred income taxes	340,953	330,791
Other liabilities	49,518	50,560

Total liabilities	1,467,017	1,510,509
Commitments and contingencies (Notes 6 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,687,994 and 66,601,909 shares issued at March 31, 2012 and December 31, 2011, respectively	667	666
Common stock, held in treasury, at cost; 69,816 shares at March 31, 2012 and December 31, 2011	(2,518)	(2,518)
Additional paid-in capital	474,408	467,796
Retained earnings	1,382,337	1,299,438
Accumulated other comprehensive income
Benefits liability, net of tax	(14,787)	(15,143)
Cumulative translation adjustment	5,400	4,888
Unrealized holding gains on investments, net of tax	17,523	1,185

Total stockholders’ equity	1,863,030	1,756,312

Total liabilities and stockholders’ equity	$3,330,047	$3,266,821

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,034,867	$867,252
Cost of sales	862,230	699,668

Gross profit	172,637	167,584
Selling, general and administrative expenses	27,012	26,947

Income from operations	145,625	140,637
Other income (expense)
Interest expense	(12,177)	(12,920)
Other income, net	1,347	1,207

Income before income taxes	134,795	128,924
Provision for income taxes	46,982	45,380

Net income	$87,813	$83,544

Earnings per share:
Basic	$1.32	$1.26
Diluted	$1.31	$1.25

Weighted average shares outstanding:
Basic	66,109,297	65,745,555
Diluted	66,558,517	66,112,858

Dividends per common share	$0.0738	$0.0635

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands of dollars)
Net income	$87,813	$83,544
Other comprehensive income
Pension and other post-retirement benefits liability, net of $222 and $177 tax in 2012 and 2011, respectively
Amortization of benefits liability	356	275
Foreign currency translation adjustments	512	533
Unrealized holding gains on investments, net of $9,135 tax in 2012	16,338	—

Other comprehensive income	17,206	808

Comprehensive income	$105,019	$84,352

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands of dollars)
Cash flows from operating activities
Net income	$87,813	$83,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,394	32,578
(Recovery of) provision for doubtful accounts	(155)	783
Amortization of debt issue costs	400	438
Stock-based compensation expense	1,651	1,503
Loss from disposition of fixed assets	481	44
Deferred income taxes	791	7,416
Equity in loss (income) of joint ventures	702	(485)
Changes in operating assets and liabilities
Accounts receivable	(37,720)	(47,340)
Inventories	68,372	3,771
Prepaid expenses and other current assets	(1,611)	1,604
Accounts payable	(28,138)	(22,481)
Accrued liabilities	(21,647)	(25,351)
Other, net	3,724	4,636

Net cash provided by operating activities	110,057	40,660

Cash flows from investing activities
Additions to property, plant and equipment	(64,902)	(28,808)
Proceeds from disposition of assets	3	630
Proceeds from repayment of loan to affiliate	167	167
Purchase of investments	(2,961)	—
Settlements of derivative instruments	511	(222)

Net cash used for investing activities	(67,182)	(28,233)

Cash flows from financing activities
Dividends paid	(4,914)	(4,218)
Proceeds from exercise of stock options	480	4,820
Utilization of restricted cash	30,800	11,175

Net cash provided by financing activities	26,366	11,777

Net increase in cash and cash equivalents	69,241	24,204
Cash and cash equivalents at beginning of period	825,901	630,299

Cash and cash equivalents at end of period	$895,142	$654,503

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements

The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2011 financial statements and notes thereto of Westlake Chemical Corporation (the “Company”) included in the annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 23, 2012. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2011.

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011 and the changes in its cash position for the three months ended March 31, 2012 and 2011.

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2012 or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update changing some fair value measurement principles, such as by prohibiting the application of a blockage factor in fair value measurements and only requiring the application of the highest and best use concept when measuring nonfinancial assets. The accounting guidance requires, for recurring Level 3 fair value measurements, disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The accounting guidance further requires new disclosures about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value is disclosed. The Company adopted the new fair value measurement guidance as of January 1, 2012, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The FASB issued another accounting standards update on the presentation of other comprehensive income in December 2011, deferring the effective date for amendments to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In the interim, reclassifications out of accumulated other comprehensive income should be presented consistent with the current presentation requirements. All other requirements of the June 2011 accounting standards update are not affected by the December 2011 update. With the exception of the presentation of reclassification adjustments of items out of accumulated other comprehensive income, the Company adopted the guidance pertaining to the presentation of other comprehensive income as of January 1, 2012, and the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under current accounting guidance. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Also under this new

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

accounting guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, but may resume performing the qualitative assessment in any subsequent period. The Company adopted the new goodwill impairment test guidance as of January 1, 2012, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
Trade customers	$432,927	$391,401
Affiliates	134	122
Allowance for doubtful accounts	(10,818)	(10,969)

	422,243	380,554
Federal and state taxes	7,169	16,113
Other	15,197	10,705

Accounts receivable, net	$444,609	$407,372

3. Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished products	$199,942	$234,830
Feedstock, additives and chemicals	171,756	207,899
Materials and supplies	50,707	48,048

Inventories	$422,405	$490,777

4. Property, Plant and Equipment

As of March 31, 2012, the Company had property, plant and equipment totaling $1,263,556. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Depreciation expense on property, plant and equipment of $30,171 and $27,307 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

5. Other Assets

Investments reflected in other assets, net in the consolidated balance sheets at March 31, 2012 and December 31, 2011 were $58,547 and $30,113, respectively. These investments in equity securities have been classified as available-for-sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments were as follows:

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale equity securities	$31,226	$27,321	$—	$58,547

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Available-for-sale equity securities	$28,265	$1,981	$(133)	$30,113

(1)	All unrealized loss positions were held at a loss for less than 12 months.

As of March 31, 2012 and December 31, 2011, unrealized gains of $17,523 and $1,185, respectively, net of income tax expense of $9,798 and $663, respectively, were recorded in accumulated other comprehensive income. See Note 9 for the fair value hierarchy of the Company’s available-for-sale equity securities.

Amortization expense on intangible assets, included in other assets, of $5,623 and $5,709 is included in the consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
6 5/8% senior notes due 2016	$249,694	$249,674
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,583	$764,563

The Company has a $400,000 senior secured revolving credit facility. At March 31, 2012, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2012, the Company had outstanding letters of credit totaling $15,715 and borrowing availability of $384,285 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,651 and $1,503 for the three months ended March 31, 2012 and 2011, respectively.

Option activity and changes during the three months ended March 31, 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,133,147	$23.26
Granted	115,340	60.09
Exercised	(19,430)	24.75
Cancelled	—	—

Outstanding at March 31, 2012	1,229,057	$26.70	6.6	$46,820

Exercisable at March 31, 2012	850,834	$20.64	6.0	$37,570

For options outstanding at March 31, 2012, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24—$19.29	498,745	5.9
$20.53—$27.24	253,746	7.3
$30.07—$36.10	264,200	4.8
$45.83—$60.11	212,366	9.4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $677 and $7,204 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, $4,845 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years. Income tax benefit realized from the exercise of stock options was $147 and $1,862 for the three months ended March 31, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the three months ended March 31, 2012 and 2011. Volatility was calculated using historical trends of the Company’s common stock price.

	Stock Option Grants
	Three Months Ended March 31,
	2012	2011
Weighted average fair value	$23.39	$19.22
Risk-free interest rate	1.0%	2.8%
Expected life in years	5	6
Expected volatility	45.7%	41.9%
Expected dividend yield	0.5%	0.5%

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	582,013	$23.43
Granted	68,715	60.11
Vested	(298,151)	17.51
Forfeited	(2,060)	27.64

Non-vested at March 31, 2012	350,517	$35.64

As of March 31, 2012, there was $7,564 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares of restricted stock that vested was $17,692 and $5,805 for the three months ended March 31, 2012 and 2011, respectively.

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

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2012. There were no derivative instruments designated by the Company as fair value hedges for the three months ended March 31, 2011. As of March 31, 2012, the Company had 37,800,000 gallons of feedstock forward contracts designated as fair value hedges.

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2012 and 2011.

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

The fair values of derivative instruments in the Company’s consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$5,729	$—

Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	1,442	2,437

Total asset derivatives		$7,171	$2,437

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Liability Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$3,262

Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	939	973

Total liability derivatives		$939	$4,235

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company’s consolidated statements of operations. For the three months ended March 31, 2012, there was no material ineffectiveness with regard to the Company’s qualifying hedges.

	$(11,664)	$(11,664)	$(11,664)
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2012	2011
Commodity forward contracts	Cost of sales	$10,463	$—

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended March 31,
		2012	2011
Firm commitment designated as the hedged item	Cost of sales	$(11,664)	$—

The impact of derivative instruments that have not been designated as hedges on the Company’s consolidated statements of operations were as follows:

	$(11,664)	$(11,664)	$(11,664)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2012	2011
Commodity forward contracts	Cost of sales	$560	$(16)

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

The following tables summarize, by level within the fair value hierarchy, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$1,442	$5,729	$7,171
Risk management liabilities	—	(939)	(939)
Firm commitments
Hedged portion of firm commitment	—	(5,729)	(5,729)
Marketable securities
Available-for-sale equity securities	58,547	—	58,547

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	December 31, 2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$1,090	$1,347	$2,437
Risk management liabilities	—	(4,235)	(4,235)
Firm commitments
Hedged portion of firm commitment	—	3,262	3,262
Marketable securities
Available-for-sale equity securities	30,113	—	30,113

The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2012 and 2011.

In addition to the financial assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company’s long-term debt are summarized in the table below. The Company’s long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company’s long-term debt. Because the Company’s long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$249,694	$255,000	$249,674	$254,890
6 1/2% senior notes due 2029	100,000	112,316	100,000	108,834
6 3/4% senior notes due 2032	250,000	274,348	250,000	263,988
2035 GO Zone 6 1/2% Notes	89,000	96,091	89,000	93,090
2035 IKE Zone 6 1/2% Notes	65,000	70,179	65,000	67,987
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

10. Income Taxes

The effective income tax rate was 34.9% for the three months ended March 31, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.2% for the three months ended March 31, 2011. The effective income tax rate for the 2011 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.

Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2012, the Company had no material accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2005. In January 2012, the Internal Revenue Service completed the audit of the Company for the 2009 tax year with no assessment.

11. Earnings per Share

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	00000000000	00000000000
	Three Months Ended March 31,
	2012	2011
Net income	$87,813	$83,544
Less:
Net income attributable to participating securities	(610)	(778)

Net income attributable to common shareholders	$87,203	$82,766

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	00000000000	00000000000
	Three Months Ended March 31,
	2012	2011
Weighted average common shares—basic	66,109,297	65,745,555
Plus incremental shares from:
Assumed exercise of options	449,220	367,303

Weighted average common shares—diluted	66,558,517	66,112,858

Earnings per share:
Basic	$1.32	$1.26
Diluted	$1.31	$1.25

Excluded from the computation of diluted earnings per share are options to purchase 67,098 and 221,639 shares of common stock for the three months ended March 31, 2012 and 2011, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

12. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2012	2011	2012	2011
Service cost	$254	$257	$2	$4
Interest cost	647	680	185	209
Expected return on plan assets	(620)	(569)	—	—
Amortization of transition obligation	—	—	—	28
Amortization of prior service cost	74	74	21	47
Amortization of net loss	439	304	44	28

Net periodic benefit cost	$794	$746	$252	$316

The Company contributed $442 and $354 to the Salaried pension plan in the first three months of 2012 and 2011, respectively, and contributed $278 and $154 to the Wage pension plan in the first three months of 2012 and 2011, respectively. The Company expects to make additional contributions of $2,420 to the Salaried pension plan and $1,645 to the Wage pension plan during the year ending December 31, 2012.

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

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company’s provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by PolyOne to provide the environmental remediation services were $3,287 in 2011. On March 17, 2010, the Company received notice of PolyOne’s intention to commence an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.

Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the “Cabinet”) re-issued Goodrich’s Resource Conservation and Recovery Act (“RCRA”) permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich’s clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study (“RIFS”) being conducted pursuant to an Administrative Settlement Agreement (“AOC”), which became effective on December 9, 2009. See “Change in Regulatory Regime” below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required. On September 19, 2011, the Company filed a motion to dismiss the proceedings, which was denied on December 29, 2011.

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

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. In January 2008, the U.S. Department of Justice, or DOJ, notified the Company that the EPA had referred the matter to the DOJ to bring a civil case against the Company alleging violations of various environmental laws and regulations. The Company is engaged in negotiations with the EPA. The Company has

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

recorded an accrual for a probable loss related to monetary penalties. Although the ultimate amount of liability is not ascertainable, the Company believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	Three Months Ended March 31,
	2012	2011
Net external sales
Olefins
Polyethylene	$445,420	$446,703
Ethylene, styrene and other	286,851	158,377

Total Olefins	732,271	605,080
Vinyls
PVC, caustic soda and other	214,383	191,857
Building products	88,213	70,315

Total Vinyls	302,596	262,172

	$1,034,867	$867,252

Intersegment sales
Olefins	$101,457	$106,270
Vinyls	388	320

	$101,845	$106,590

Income (loss) from operations
Olefins	$129,207	$145,256
Vinyls	21,082	(2,848)
Corporate and other	(4,664)	(1,771)

	$145,625	$140,637

Depreciation and amortization
Olefins	$23,763	$21,644
Vinyls	11,509	10,774
Corporate and other	122	160

	$35,394	$32,578

Other income, net
Olefins	$956	$180
Vinyls	240	511
Corporate and other	151	516

	$1,347	$1,207

Provision for (benefit from) income taxes
Olefins	$42,175	$48,291
Vinyls	6,016	(2,153)
Corporate and other	(1,209)	(758)

	$46,982	$45,380

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2012	2011
Capital expenditures
Olefins	$17,480	$17,950
Vinyls	46,841	10,784
Corporate and other	581	74

	$64,902	$28,808

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
Income from operations	$145,625	$140,637
Interest expense	(12,177)	(12,920)
Other income, net	1,347	1,207

Income before income taxes	$134,795	$128,924

	March 31, 2012	December 31, 2011
Total assets
Olefins	$1,413,225	$1,441,752
Vinyls	862,549	824,825
Corporate and other	1,054,273	1,000,244

	$3,330,047	$3,266,821

15. Subsequent Events

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

Condensed Consolidating Financial Information as of March 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$868,944	$3,563	$22,635	$—	$895,142
Accounts receivable, net	21,593	1,475,952	4,718	(1,057,654)	444,609
Inventories	—	407,949	14,456	—	422,405
Prepaid expenses and other current assets	183	11,252	2,671	—	14,106
Deferred income taxes	430	19,050	134	—	19,614

Total current assets	891,150	1,917,766	44,614	(1,057,654)	1,795,876
Property, plant and equipment, net	—	1,255,117	8,439	—	1,263,556
Equity investments	2,708,670	53,978	34,968	(2,751,577)	46,039
Restricted cash	65,607	—	—	—	65,607
Other assets, net	17,299	156,943	2,285	(17,558)	158,969

Total assets	$3,682,726	$3,383,804	$90,306	$(3,826,789)	$3,330,047

Current liabilities
Accounts payable	$1,045,333	$182,086	$12,312	$(1,042,282)	$197,449
Accrued liabilities	20,616	107,525	1,745	(15,372)	114,514

Total current liabilities	1,065,949	289,611	14,057	(1,057,654)	311,963
Long-term debt	753,694	10,889	11,500	(11,500)	764,583
Deferred income taxes	—	346,303	708	(6,058)	340,953
Other liabilities	53	49,431	34	—	49,518
Stockholders’ equity	1,863,030	2,687,570	64,007	(2,751,577)	1,863,030

Total liabilities and stockholders’ equity	$3,682,726	$3,383,804	$90,306	$(3,826,789)	$3,330,047

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,026,332	$9,843	$(1,308)	$1,034,867
Cost of sales	—	854,987	8,551	(1,308)	862,230

Gross profit	—	171,345	1,292	—	172,637
Selling, general and administrative expenses	505	24,756	1,751	—	27,012

(Loss) income from operations	(505)	146,589	(459)	—	145,625
Interest expense	(12,171)	(6)	—	—	(12,177)
Other income (expense), net	3,534	(1,700)	(487)	—	1,347

(Loss) income before income taxes	(9,142)	144,883	(946)	—	134,795
(Benefit from) provision for income taxes	(3,173)	50,231	(76)	—	46,982
Equity in net income of subsidiaries	93,782	—	—	(93,782)	—

Net income (loss)	$87,813	$94,652	$(870)	$(93,782)	$87,813

Comprehensive income (loss)	$105,019	$111,344	$(358)	$(110,986)	$105,019

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$859,951	$8,146	$(845)	$867,252
Cost of sales	—	692,240	8,273	(845)	699,668

Gross profit (loss)	—	167,711	(127)	—	167,584
Selling, general and administrative expenses	1,012	24,749	1,186	—	26,947

(Loss) income from operations	(1,012)	142,962	(1,313)	—	140,637
Interest expense	(12,909)	(11)	—	—	(12,920)
Other income (expense), net	3,196	(2,715)	726	—	1,207

(Loss) income before income taxes	(10,725)	140,236	(587)	—	128,924
(Benefit from) provision for income taxes	(3,518)	49,146	(248)	—	45,380
Equity in net income of subsidiaries	90,751	—	—	(90,751)	—

Net income (loss)	$83,544	$91,090	$(339)	$(90,751)	$83,544

Comprehensive income	$84,352	$91,365	$194	$(91,559)	$84,352

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$87,813	$94,652	$(870)	$(93,782)	$87,813
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	400	34,593	801	—	35,794
Deferred income taxes	(48)	779	60	—	791
Net changes in working capital and other	(93,790)	(12,415)	(1,918)	93,782	(14,341)

Net cash (used for) provided by operating activities	(5,625)	117,609	(1,927)	—	110,057

Cash flows from investing activities
Additions to property, plant and equipment	—	(64,871)	(31)	—	(64,902)
Proceeds from disposition of assets	—	—	3	—	3
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Purchase of investments	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	511	—	—	511

Net cash (used for) provided by investing activities	—	(67,321)	139	—	(67,182)

Cash flows from financing activities
Intercompany financing	44,883	(49,242)	4,359	—	—
Dividends paid	(4,914)	—	—	—	(4,914)
Proceeds from exercise of stock options	480	—	—	—	480
Utilization of restricted cash	30,800	—	—	—	30,800

Net cash provided by (used for) financing activities	71,249	(49,242)	4,359	—	26,366
Net increase in cash and cash equivalents	65,624	1,046	2,571	—	69,241
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901

Cash and cash equivalents at end of period	$868,944	$3,563	$22,635	$—	$895,142

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$83,544	$91,090	$(339)	$(90,751)	$83,544
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	438	31,727	851	—	33,016
Deferred income taxes	508	7,146	(238)	—	7,416
Net changes in working capital and other	(90,716)	(83,535)	184	90,751	(83,316)

Net cash (used for) provided by operating activities	(6,226)	46,428	458	—	40,660

Cash flows from investing activities
Additions to property, plant and equipment	—	(28,748)	(60)	—	(28,808)
Proceeds from disposition of assets	—	630	—	—	630
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Settlements of derivative instruments	—	(222)	—	—	(222)

Net cash (used for) provided by investing activities	—	(28,340)	107	—	(28,233)

Cash flows from financing activities
Intercompany financing	18,201	(18,076)	(125)	—	—
Dividends paid	(4,218)	—	—	—	(4,218)
Proceeds from exercise of stock options	4,820	—	—	—	4,820
Utilization of restricted cash	11,175	—	—	—	11,175

Net cash provided by (used for) financing activities	29,978	(18,076)	(125)	—	11,777
Net increase in cash and cash equivalents	23,752	12	440	—	24,204
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of period	$634,910	$65	$19,528	$—	$654,503

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”). The following discussion contains forward-looking statements. Please read “Forward-Looking Statements” for a discussion of limitations inherent in such statements.

We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.

Beginning in 2009 and continuing through the first quarter of 2012, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene since 2010 has resulted in increased sales volumes and improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that increases in worldwide ethylene and ethylene derivative capacity, which have occurred over the past four years, primarily in the Middle East and Asia, may continue. As a result, our Olefins segment operating margins may be negatively impacted.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry’s inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, significantly impacted our Vinyls segment’s operating results in 2010 through the first quarter of 2012. Since late 2010, the PVC industry has experienced an increase in PVC resin export demand, driven largely by more competitive ethylene and energy cost positions in North America. As a consequence, domestic PVC resin operating rates improved while domestic supply of PVC resin tightened, resulting in improved margins and higher domestic prices for PVC resin. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.

While the economic environment continues to be challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the global economic environment has been challenging to our business and, depending on the performance of the economy in the remainder of 2012 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.

Recent Developments

On March 22, 2012, a fire occurred at our Geismar, Louisiana vinyls complex, resulting in an unscheduled shut down of the vinyl chloride monomer (VCM) unit. VCM is an intermediate product used in the production of PVC at our Geismar complex. We currently estimate that the entire Geismar vinyls complex will be returned to normal operations by mid May 2012 and some sections of the complex’s operations, including the PVC plant, may be operable earlier. In addition to the lost production resulting from the shut down, we incurred repair costs and unabsorbed fixed manufacturing costs related to the shut down in the first quarter of 2012. Further, we expect the Geismar shut down to continue to negatively impact our Vinyls segment results in the second quarter of 2012.

On January 13, 2012, we announced that we submitted a proposal to Georgia Gulf Corporation (“Georgia Gulf”) to acquire all of the outstanding shares of Georgia Gulf for $30.00 per share in cash, or a total of approximately $1.1 billion. Our proposal was not subject to financing conditions. Georgia Gulf rejected our proposal on January 16, 2012 and adopted a stockholder rights plan. On February 1, 2012, we announced that we were increasing our offer to $35.00 per share in cash, or a total of approximately $1.2 billion, with the possibility of offering our common stock as part of the offer consideration. On that date, Georgia Gulf also publicly rejected our increased offer. As of April 30, 2012, we held shares representing approximately 4.8% of the outstanding shares of common stock of Georgia Gulf.

Results of Operations

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$445,420	$446,703
Ethylene, styrene and other	286,851	158,377

Total Olefins	732,271	605,080
Vinyls
PVC, caustic soda and other	214,383	191,857
Building products	88,213	70,315

Total Vinyls	302,596	262,172

Total	$1,034,867	$867,252

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Income (loss) from operations
Olefins	$129,207	$145,256
Vinyls	21,082	(2,848)
Corporate and other	(4,664)	(1,771)

Total income from operations	145,625	140,637
Interest expense	(12,177)	(12,920)
Other income, net	1,347	1,207
Provision for income taxes	46,982	45,380

Net income	$87,813	$83,544

Diluted earnings per share	$1.31	$1.25

	Three Months Ended March 31, 2012
	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+3.5%	+17.6%
Vinyls	+10.3%	+5.1%
Company average	+5.5%	+13.8%

	Three Months Ended March 31,
	2012	2011
Average industry prices (1)
Ethane (cents/lb)	18.9	22.1
Propane (cents/lb)	29.8	32.4
Ethylene (cents/lb) (2)	55.2	49.3
Polyethylene (cents/lb) (3)	99.0	96.7
Styrene (cents/lb) (4)	74.3	74.0
Caustic soda ($/short ton) (5)	603.3	470.0
Chlorine ($/short ton) (6)	274.2	315.0
PVC (cents/lb) (7)	56.8	46.5

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical. During the first quarter of 2012, IHS Chemical made a 23 cents per pound non-market downward adjustment to PVC resin prices. For comparability, we adjusted the prior year period’s PVC resin price downward by 23 cents per pound based on the first quarter 2012 IHS Chemical non-market adjustment.

Summary

For the quarter ended March 31, 2012, net income was $87.8 million, or $1.31 per diluted share, on net sales of $1,034.9 million. This represents an increase in net income of $4.3 million, or $0.06 per diluted share, over the quarter ended March 31, 2011 net income of $83.5 million, or $1.25 per diluted share, on net sales of $867.3 million. Net sales for the first quarter of 2012 increased $167.6 million compared to net sales for the first quarter of 2011, driven mainly by higher sales prices for our major products and the sale of feedstock. Income from operations was $145.6 million for the first quarter of 2012 as compared to $140.6 million for the first quarter of 2011. Income from operations benefited primarily from higher vinyls integrated product margins, partially offset by lower olefins integrated product margins. Income from operations in the first quarter of 2011 was negatively impacted as the result of a fire at a third party storage facility in Mont Belvieu, Texas.

RESULTS OF OPERATIONS

First Quarter 2012 Compared with First Quarter 2011

Net Sales. Net sales increased by $167.6 million, or 19.3%, to $1,034.9 million in the first quarter of 2012 from $867.3 million in the first quarter of 2011, primarily driven by higher sales prices for our major products and the sale of feedstock. Average sales prices for the first quarter of 2012 increased by 5.5% as compared to the first quarter of 2011. Overall sales volume increased by 13.8% as compared to the first quarter of 2011.

Gross Profit. Gross profit margin percentage decreased to 16.7% for the first quarter of 2012 from 19.3% for the first quarter of 2011. The first quarter 2012 gross profit margin percentage benefited from improved PVC resin, building products and caustic margins. However, this benefit was more than offset by a decrease in gross profit margin percentage mainly caused by product sales mix attributable to the sale of feedstock and lower olefins integrated product margins. The lower margins were primarily the result of the negative impact of high cost feedstock in inventory at December 31, 2011, which flowed through cost of sales in the first quarter of 2012 as a result of utilizing the first-in-first-out (“FIFO”) method of inventory accounting. Industry ethane prices dropped from an average of 85.6 cents per gallon in the fourth quarter of 2011 to an average of 56.3 cents per gallon in the first quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2012 of $27.0 million were comparable to the prior year period amount of $26.9 million as an increase in total selling expenses consistent with the increase in sales and an increase in consulting fees were mostly offset by lower expenses related to doubtful accounts.

Interest Expense. Interest expense decreased marginally by $0.7 million to $12.2 million in the first quarter of 2012 from $12.9 million in the first quarter of 2011 largely as a result of increased capitalized interest in the first quarter of 2012 on major capital projects. Debt balances and interest rates remained relatively unchanged from the prior year period.

Other Income, Net. Other income, net for the first quarter of 2012 of $1.3 million increased slightly compared to the prior year period amount of $1.2 million as higher interest income attributable to higher average cash balances for the period was mostly offset by lower foreign exchange currency gains.

Income Taxes. The effective income tax rate was 34.9% for the first quarter of 2012. The effective income tax rate for the first quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.2% for the first quarter of 2011. The effective income tax rate for the first quarter of 2011 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $127.2 million, or 21.0%, to $732.3 million in the first quarter of 2012 from $605.1 million in the first quarter of 2011, primarily due to higher sales prices for ethylene and ethylene co-products and the sale of feedstock. Average sales prices for the Olefins segment increased by 3.5% in the first quarter of 2012 as compared to the first quarter of 2011. Average sales volumes increased by 17.6% in the first quarter of 2012 as compared to the first quarter of 2011.

Income from Operations. Income from operations decreased by $16.1 million, or 11.1%, to $129.2 million in the first quarter of 2012 from $145.3 million in the first quarter of 2011. This decrease was mainly attributable to lower olefins integrated product margins as compared to the prior year period. The lower margins were primarily the result of the negative impact of high cost feedstock in inventory at December 31, 2011, which flowed through cost of sales in the first quarter of 2012 as a result of utilizing the FIFO method of inventory accounting. Trading activity resulted in a gain of $0.6 million in the first quarter of 2012 as compared to a loss of $0.01 million in the first quarter of 2011.

Vinyls Segment

Net Sales. Net sales increased by $40.4 million, or 15.4%, to $302.6 million in the first quarter of 2012 from $262.2 million in the first quarter of 2011. This increase was primarily driven by higher sales prices and sales volumes for all major products as compared to the first quarter of 2011. Average sales prices for the Vinyls segment increased by 10.3% in the first quarter of 2012 as compared to the first quarter of 2011. Average sales volumes for the Vinyls segment increased by 5.1% in the first quarter of 2012 as compared to the first quarter of 2011.

Income (Loss) from Operations. Income from operations was $21.1 million in the first quarter of 2012 as compared to a loss from operations of $2.8 million in the first quarter of 2011, an improvement of $23.9 million. This improvement was primarily driven by lower feedstock costs, higher sales prices for all of our major products and higher sales volume for building products as compared to the prior year period. The first quarter 2012 income from operations was negatively impacted by the lost production, lost sales and the expensing of approximately $1.3 million of costs associated with the unscheduled shut down of our Geismar VCM unit. While operating results for the first quarter of 2012 improved compared to the first quarter of 2011, our Vinyls segment continued to be negatively impacted by weakness in the U.S. construction markets and budgetary constraints in municipal spending.

CASH FLOW DISCUSSION FOR THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Cash Flows

Operating Activities

Operating activities provided cash of $110.1 million in the first three months of 2012 compared to cash provided of $40.7 million in the first three months of 2011. The $69.4 million increase in cash flows from operating activities was primarily due to a decrease in working capital requirements, as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $20.6 million in the first three months of 2012, compared to $89.8 million of cash used in the first three months of 2011, a favorable change of $69.2 million. This change was primarily the result of a decrease in inventory during the 2012 period that was larger than the decrease in inventory during the 2011 period, mainly attributable to lower feedstock costs.

Investing Activities

Net cash used for investing activities during the first three months of 2012 was $67.2 million as compared to net cash used for investing activities of $28.2 million in the first three months of 2011. Capital expenditures were $64.9 million in the first three months of 2012 compared to $28.8 million in the first three months of 2011. The higher capital expenditures in the 2012 period were largely attributable to capital expenditures incurred on the construction of the new chlor-alkali plant at our Geismar facility and the expansion of the ethylene unit at our Lake Charles, Louisiana complex. The remaining capital expenditures in the first three months of 2012 and capital expenditures in the first three months of 2011 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. Purchases of equity securities in the first three months of 2012 totaled $3.0 million and comprised of shares of Georgia Gulf common stock.

Financing Activities

Net cash provided by financing activities during the first three months of 2012 was $26.4 million as compared to net cash provided of $11.8 million in the first three months of 2011. The 2012 period activity was primarily related to a $30.8 million draw-down of our restricted cash for use for eligible capital expenditures, partially offset by the $4.9 million payment of cash dividends. The 2011 period activity was primarily related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $4.2 million payment of cash dividends.

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

In December 2011, we announced plans to perform a major modification of the ethylene furnaces at our Calvert City, Kentucky complex. We currently expect the modification to be completed by mid-2013. This capital project is currently estimated to cost approximately $40.0 million and will be funded with cash on hand, cash flow from operations, and if necessary, our revolving credit facility and other external financing.

In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of March 31, 2012, we had repurchased 69,816 shares of our common stock for an aggregate purchase price of approximately $2.5 million under this program. We did not repurchase any shares under the program during the quarter ended March 31, 2012. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $370.0 million to $420.0 million and is targeted for start-up in the second half of 2013. These projects will be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds of the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, which are currently held as restricted cash, and, if necessary, our revolving credit facility and other external financing.

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

Cash and Restricted Cash

Total cash balances were $960.7 million at March 31, 2012, which included cash and cash equivalents of $895.1 million and restricted cash of $65.6 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes of Louisiana. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of March 31, 2012, our long-term debt, including current maturities, totaled $764.6 million, consisting of $250.0 million principal amount of 6 5/8% senior notes due 2016 (less the unamortized discount of $0.3 million), $100.0 million of 6  1/2% senior notes due 2029, $250.0 million of 6  3/4% senior notes due 2032, $89.0 million of 6  1/2% senior notes due 2035 (the “2035 GO Zone 6  1/2% Notes”), $65.0 million of 6  1/2% senior notes due 2035 (the “2035 IKE Zone 6  1/2% Notes”) (collectively, the “Senior Notes”) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of March 31, 2012, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2012, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

Revolving Credit Facility

We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.

At March 31, 2012, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2012, we had outstanding letters of credit totaling $15.7 million and borrowing availability of $384.3 million under the revolving credit facility.

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

In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” in the 2011 Form 10-K for more information on the revolving credit facility.

GO Zone and IKE Zone Bonds

As of March 31, 2012, we had drawn all the proceeds from the issuance of the 6  3/4% senior notes due 2032, $58.6 million of the proceeds from the issuance of the 2035 GO Zone 6  1/2% Notes and $28.3 million of the proceeds from the issuance of the 2035 IKE Zone 6  1/2% Notes. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheets as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain certain of our facilities in Louisiana. We had drawn all the proceeds from the issuance of the 6  1/2% senior notes due 2029 as of December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” in the 2011 Form 10-K for more information on the 6  1/2% senior notes due 2029, the 6  3/4% senior notes due 2032, the 2035 GO Zone 6  1/2% Notes and the 2035 IKE Zone 6  1/2% Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.

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

Off-Balance Sheet Arrangements

None.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	our proposal to acquire Georgia Gulf;

•	timing, funding and results of the expansion programs at our Lake Charles and Calvert City complexes;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	timing and cost of repairs at the Geismar vinyls complex;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in the 2011 Form 10-K and the following:

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2012, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.3 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have decreased our income before taxes by $0.1 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2012, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2012) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2012 was 0.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2012, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The 2011 Form 10-K, filed on February 23, 2012, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

For a discussion of risk factors, please read Item 1A, “Risk Factors” in the 2011 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2012	—	$—	—	$97,482,000
February 2012	102,776	$57.18	—	$97,482,000
March 2012	—	$—	—	$97,482,000

	102,776	$57.18	—

(1)	The shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

(2)	On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of March 31, 2012, 69,816 shares of common stock had been acquired at an aggregate purchase price of $2.5 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: May 2, 2012	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2012	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)