Form 10-Q
period 2012-06-30
WESTLAKE CHEMICAL CORP
filed 2012-08-03
CIK 1262823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s sole class of common stock as of July 30, 2012 was 66,606,036.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,110,538	$825,901
Accounts receivable, net	418,000	407,372
Inventories	407,124	490,777
Prepaid expenses and other current assets	15,415	12,495
Deferred income taxes	19,693	19,611

Total current assets	1,970,770	1,756,156
Property, plant and equipment, net	1,309,752	1,232,066
Equity investments	44,815	46,741
Restricted cash	20,452	96,283
Other assets, net	96,149	135,575

Total assets	$3,441,938	$3,266,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$208,309	$227,034
Accrued liabilities	129,768	137,561

Total current liabilities	338,077	364,595
Long-term debt	764,604	764,563
Deferred income taxes	337,162	330,791
Other liabilities	49,784	50,560

Total liabilities	1,489,627	1,510,509
Commitments and contingencies (Notes 6 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,890,711 and 66,601,909 shares issued at June 30, 2012 and December 31, 2011, respectively	669	666
Common stock, held in treasury, at cost; 284,493 and 69,816 shares at June 30, 2012 and December 31, 2011, respectively	(13,302)	(2,518)
Additional paid-in capital	481,895	467,796
Retained earnings	1,492,914	1,299,438
Accumulated other comprehensive loss	(9,865)	(9,070)

Total stockholders’ equity	1,952,311	1,756,312

Total liabilities and stockholders’ equity	$3,441,938	$3,266,821

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands of dollars, except per share data and share amounts)
Net sales	$913,958	$925,049	$1,948,825	$1,792,301
Cost of sales	712,062	757,954	1,574,292	1,457,622

Gross profit	201,896	167,095	374,533	334,679
Selling, general and administrative expenses	30,918	28,726	57,930	55,673

Income from operations	170,978	138,369	316,603	279,006
Other income (expense)
Interest expense	(11,571)	(12,802)	(23,748)	(25,722)
Gain from sales of equity securities	15,952	—	15,952	—
Other income, net	1,107	1,632	2,454	2,839

Income before income taxes	176,466	127,199	311,261	256,123
Provision for income taxes	60,965	46,150	107,947	91,530

Net income	$115,501	$81,049	$203,314	$164,593

Earnings per share:
Basic	$1.73	$1.22	$3.05	$2.48
Diluted	$1.72	$1.21	$3.03	$2.46

Weighted average shares outstanding:
Basic	66,298,633	65,999,090	66,203,965	65,873,023
Diluted	66,648,896	66,425,065	66,603,706	66,269,823

Dividends per common share	$0.0738	$0.0635	$0.1475	$0.1270

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands of dollars)
Net income	$115,501	$81,049	$203,314	$164,593
Other comprehensive income (loss)
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	71	—	71	—
Amortization of benefits liability	584	471	1,162	924
Income tax provision on pension and other post-retirement benefits liability	(251)	(185)	(473)	(363)
Foreign currency translation adjustments	(449)	(209)	63	324
Cash flow hedges
Net unrealized losses on hedges	(813)	—	(813)	—
Income tax benefit on hedges	292	—	292	—
Available-for-sale investments
Unrealized holding (losses) gains on investments	(11,231)	—	14,243	—
Income tax benefit (provision) on unrealized holding (losses) gains	4,028	—	(5,108)	—
Reclassification of net realized gain to net income	(10,232)	—	(10,232)	—

Other comprehensive (loss) income	(18,001)	77	(795)	885

Comprehensive income	$97,500	$81,126	$202,519	$165,478

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands of dollars)
Cash flows from operating activities
Net income	$203,314	$164,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,177	65,383
(Recovery of) provision for doubtful accounts	(161)	811
Amortization of debt issue costs	801	863
Stock-based compensation expense	3,125	3,127
Loss from disposition of fixed assets	688	142
Gain from sales of equity securities	(15,952)	—
Impairment of long-lived assets	—	1,975
Deferred income taxes	6,720	15,949
Equity in loss (income) of joint ventures	1,926	(1,552)
Changes in operating assets and liabilities
Accounts receivable	(11,105)	(68,249)
Inventories	83,653	(58,170)
Prepaid expenses and other current assets	(2,920)	(4,928)
Accounts payable	(17,043)	19,362
Accrued liabilities	(6,369)	(12,506)
Other, net	4,760	(1,495)

Net cash provided by operating activities	322,614	125,305

Cash flows from investing activities
Additions to property, plant and equipment	(140,568)	(69,178)
Construction of assets pending sale-leaseback	(1,760)	—
Proceeds from disposition of assets	415	2,456
Proceeds from repayment of loan to affiliate	596	596
Proceeds from sales of equity securities	46,027	—
Purchase of investments	(2,961)	—
Settlements of derivative instruments	511	(222)

Net cash used for investing activities	(97,740)	(66,348)

Cash flows from financing activities
Capitalized debt issuance costs	(98)	—
Dividends paid	(9,838)	(8,446)
Proceeds from exercise of stock options	4,508	5,323
Repurchase of common stock for treasury	(10,784)	—
Utilization of restricted cash	75,975	26,189

Net cash provided by financing activities	59,763	23,066

Net increase in cash and cash equivalents	284,637	82,023
Cash and cash equivalents at beginning of period	825,901	630,299

Cash and cash equivalents at end of period	$1,110,538	$712,322

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

In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011 and the changes in its cash position for the six months ended June 30, 2012 and 2011.

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

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The FASB issued another accounting standards update on the presentation of other comprehensive income in December 2011, deferring the effective date for amendments to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In the interim, reclassifications out of accumulated other comprehensive income should be presented consistent with the current presentation requirements. All other requirements of the June 2011 accounting standards update are not affected by the December 2011 update. With the exception of the presentation of reclassification adjustments of items out of accumulated other comprehensive income, the Company adopted the guidance pertaining to the presentation of other comprehensive income as of January 1, 2012, and the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
Trade customers	$409,998	$391,401
Affiliates	123	122
Allowance for doubtful accounts	(10,851)	(10,969)

	399,270	380,554
Federal and state taxes	3,335	16,113
Other	15,395	10,705

Accounts receivable, net	$418,000	$407,372

3. Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished products	$199,763	$234,830
Feedstock, additives and chemicals	153,996	207,899
Materials and supplies	53,365	48,048

Inventories	$407,124	$490,777

4. Property, Plant and Equipment

As of June 30, 2012, the Company had property, plant and equipment totaling $1,309,752. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Depreciation expense on property, plant and equipment of $30,387 and $27,493 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense on property, plant and equipment of $60,559 and $54,800 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

5. Other Assets

Investments reflected in other assets, net in the consolidated balance sheets at June 30, 2012 and December 31, 2011 were $1,288 and $30,113, respectively. These investments in equity securities have been classified as available-for-sale.

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments were as follows:

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale equity securities	$1,151	$137	$—	$1,288

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Available-for-sale equity securities	$28,265	$1,981	$(133)	$30,113

(1)	All unrealized loss positions were held at a loss for less than 12 months.

As of June 30, 2012 and December 31, 2011, unrealized gains of $88 and $1,185, respectively, net of income tax expense of $49 and $663, respectively, were recorded in accumulated other comprehensive income. See Note 9 for the fair value hierarchy of the Company’s available-for-sale equity securities.

The proceeds from sales of available-for-sale equity securities and the gross realized gains included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale equity securities	$46,027	$—	$46,027	$—
Gross realized gains	$15,952	$—	$15,952	$—

Amortization expense on other assets of $5,795 and $5,737 is included in the consolidated statements of operations for the three months ended June 30, 2012 and 2011, respectively. Amortization expense on other assets of $11,419 and $11,446 is included in the consolidated statements of operations for the six months ended June 30, 2012 and 2011, respectively.

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
6 5/8% senior notes due 2016	$249,715	$249,674
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”)	89,000	89,000
6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”)	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889

Long-term debt	$764,604	$764,563

The Company has a $400,000 senior secured revolving credit facility. At June 30, 2012, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of June 30, 2012, the Company had outstanding letters of credit totaling $15,715 and borrowing availability of $384,285 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

7. Stock-Based Compensation

Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,475 and $1,623 for the three months ended June 30, 2012 and 2011, respectively, and $3,125 and $3,127 for the six months ended June 30, 2012 and 2011, respectively.

Option activity and changes during the six months ended June 30, 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,133,147	$23.26
Granted	115,340	60.09
Exercised	(223,044)	20.21
Cancelled	(1,278)	43.92

Outstanding at June 30, 2012	1,024,165	$28.05	6.5	$25,693

Exercisable at June 30, 2012	648,698	$20.92	5.9	$20,331

For options outstanding at June 30, 2012, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24—$19.29	368,405	5.7
$20.53—$27.24	235,712	7.0
$30.07—$36.10	210,454	4.6
$45.83—$60.11	209,594	9.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was $7,432 and $943 for the three months ended June 30, 2012 and 2011, respectively, and $8,109 and $8,147 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, $4,280 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years. Income tax benefit realized from the exercise of stock options was $1,977 and $286 for the three months ended June 30, 2012 and 2011, respectively, and $2,124 and $2,148 for the six months ended June 30, 2012 and 2011, respectively.

The Company uses the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining the fair value for each option granted during the six months ended June 30, 2012 and 2011. Volatility was calculated using historical trends of the Company’s common stock price. There were no options granted during the three months ended June 30, 2012 and 2011.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	Stock Option Grants
	Six Months Ended June 30,
	2012	2011
Weighted average fair value	$23.39	$19.22
Risk-free interest rate	1.0%	2.8%
Expected life in years	5	6
Expected volatility	45.7%	41.9%
Expected dividend yield	0.5%	0.5%

Non-vested restricted stock awards as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	582,013	$23.43
Granted	68,715	60.11
Vested	(298,763)	17.53
Forfeited	(2,957)	30.13

Non-vested at June 30, 2012	349,008	$35.66

As of June 30, 2012, there was $6,655 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares of restricted stock that vested was $38 and $35 for the three months ended June 30, 2012 and 2011, respectively, and $17,730 and $5,840 for the six months ended June 30, 2012 and 2011, respectively.

8. Derivative Instruments

Commodity Risk Management

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

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2012. There were no derivative instruments designated by the Company as fair value hedges for the three and six months ended June 30, 2011. As of June 30, 2012, the Company had 45,360,000 gallons of feedstock forward contracts designated as fair value hedges.

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

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

Interest Rate Risk Management

In order to manage its interest rate risk, the Company may enter into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings. During June and July 2012, the Company entered into several Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the issuance of senior notes. These Treasury locks were designated as cash flow hedges. The Company refinanced all $250,000 aggregate principal amount of its 6  5/8% senior notes due 2016 (the “2016 Notes”) through the issuance of $250,000 aggregate principal amount of its 3.60% senior notes due 2022 (the “2022 Notes”) in July 2012.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The changes in fair value on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and will be reclassified into interest expense over the term of the senior notes.

The fair values of derivative instruments in the Company’s consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		June 30, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$8,670	$—

Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	1,379	2,437

Total asset derivatives		$10,049	$2,437

	Liability Derivatives
	Balance Sheet Location	Fair Value as of
		June 30, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$544	$3,262
Treasury lock agreements	Accrued liabilities	813	—

Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	2,340	973

Total liability derivatives		$3,697	$4,235

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company’s consolidated statements of operations. For the three and six months ended June 30, 2012, there was no material ineffectiveness with regard to the Company’s qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Commodity forward contracts	Cost of sales	$2,397	$—	$12,860	$—

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Firm commitment designated as the hedged item	Cost of sales	$(2,397)	$—	$(14,061)	$—

The following table reflects the impact of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of comprehensive income. There was no ineffectiveness recognized in the Company’s consolidated statements of operations with regard to the Company’s qualifying cash flow hedges for the three and six months ended June 30, 2012.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Treasury lock agreements	$(813)	$—	$(813)	$—

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company’s consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Commodity forward contracts	Cost of sales	$(1,592)	$483	$(1,031)	$467

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

The following tables summarize, by level within the fair value hierarchy, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$1,379	$8,670	$10,049
Risk management liabilities—Commodity forward contracts	—	(2,884)	(2,884)
Risk management liabilities—Treasury lock agreements	(813)	—	(813)
Firm commitments
Hedged portion of firm commitment	—	544	544
Hedged portion of firm commitment	—	(8,670)	(8,670)
Marketable securities
Available-for-sale equity securities	1,288	—	1,288

	December 31, 2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets	$1,090	$1,347	$2,437
Risk management liabilities	—	(4,235)	(4,235)
Firm commitments
Hedged portion of firm commitment	—	3,262	3,262
Marketable securities
Available-for-sale equity securities	30,113	—	30,113

The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2012 and 2011.

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$249,715	$252,160	$249,674	$254,890
6 1/2% senior notes due 2029	100,000	115,575	100,000	108,834
6 3/4% senior notes due 2032	250,000	280,583	250,000	263,988
2035 GO Zone 6 1/2% Notes	89,000	89,619	89,000	93,090
2035 IKE Zone 6 1/2% Notes	65,000	65,452	65,000	67,987
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

10. Income Taxes

The effective income tax rate was 34.7% for the six months ended June 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2011. The effective income tax rate for the 2011 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.

Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2012, the Company had no material accrued interest and penalties related to uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$115,501	$81,049	$203,314	$164,593
Less:
Net income attributable to participating securities	(606)	(715)	(1,240)	(1,492)

Net income attributable to common shareholders	$114,895	$80,334	$202,074	$163,101

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares—basic	66,298,633	65,999,090	66,203,965	65,873,023
Plus incremental shares from:
Assumed exercise of options	350,263	425,975	399,741	396,800

Weighted average common shares—diluted	66,648,896	66,425,065	66,603,706	66,269,823

Earnings per share:
Basic	$1.73	$1.22	$3.05	$2.48
Diluted	$1.72	$1.21	$3.03	$2.46

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share are options to purchase 327,669 and 112,154 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 346,957 and 178,522 shares of common stock for the six months ended June 30, 2012 and 2011, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.

12. Pension and Post-Retirement Benefit Costs

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$250	$224	$2	$4	$504	$481	$5	$8
Interest cost	645	681	185	209	1,291	1,361	370	419
Expected return on plan assets	(623)	(570)	—	—	(1,244)	(1,139)	—	—
Amortization of transition obligation	—	—	—	28	—	—	—	57
Amortization of prior service cost	74	74	21	47	148	148	42	93
Amortization of net loss	445	322	44	28	884	626	88	56

Net periodic benefit cost	$791	$731	$252	$316	$1,583	$1,477	$505	$633

The Company contributed $1,021 and $796 to the Salaried pension plan in the first six months of 2012 and 2011, respectively, and contributed $659 and $432 to the Wage pension plan in the first six months of 2012 and 2011, respectively. The Company expects to make additional contributions of $1,841 to the Salaried pension plan and $1,264 to the Wage pension plan during the year ending December 31, 2012.

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

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. As a result of the audit, the EPA brought allegations that the Company had violated certain environmental laws and regulations pertaining to LDAR. The Company has agreed to settle this matter by paying a cash penalty of $500 and has recorded an accrual in such amount.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net external sales
Olefins
Polyethylene	$398,023	$467,851	$843,443	$914,554
Ethylene, styrene and other	274,696	177,464	561,547	335,841

Total Olefins	672,719	645,315	1,404,990	1,250,395
Vinyls
PVC, caustic soda and other	163,623	193,311	378,006	385,168
Building products	77,616	86,423	165,829	156,738

Total Vinyls	241,239	279,734	543,835	541,906

	$913,958	$925,049	$1,948,825	$1,792,301

Intersegment sales
Olefins	$69,443	$112,174	$170,900	$218,444
Vinyls	388	404	776	724

	$69,831	$112,578	$171,676	$219,168

Income (loss) from operations
Olefins	$155,891	$132,767	$285,098	$278,023
Vinyls	22,583	10,290	43,665	7,442
Corporate and other	(7,496)	(4,688)	(12,160)	(6,459)

	$170,978	$138,369	$316,603	$279,006

Depreciation and amortization
Olefins	$24,070	$21,608	$47,833	$43,252
Vinyls	11,589	11,041	23,098	21,815
Corporate and other	124	156	246	316

	$35,783	$32,805	$71,177	$65,383

Other income (expense), net
Olefins	$1,001	$904	$1,957	$1,084
Vinyls	(272)	(30)	(31)	481
Corporate and other	378	758	528	1,274

	$1,107	$1,632	$2,454	$2,839

Provision for (benefit from) income taxes
Olefins	$52,345	$45,247	$94,520	$93,538
Vinyls	6,417	2,723	12,433	570
Corporate and other	2,203	(1,820)	994	(2,578)

	$60,965	$46,150	$107,947	$91,530

Capital expenditures
Olefins	$27,821	$15,450	$45,302	$33,399
Vinyls	45,994	22,376	92,834	35,007
Corporate and other	1,851	697	2,432	772

	$75,666	$38,523	$140,568	$69,178

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from operations	$170,978	$138,369	$316,603	$279,006
Interest expense	(11,571)	(12,802)	(23,748)	(25,722)
Gain from sales of equity securities	15,952	—	15,952	—
Other income, net	1,107	1,632	2,454	2,839

Income before income taxes	$176,466	$127,199	$311,261	$256,123

			June 30, 2012	December 31, 2011
Total assets
Olefins			$1,371,679	$1,441,752
Vinyls			905,699	824,825
Corporate and other			1,164,560	1,000,244

			$3,441,938	$3,266,821

15. Subsequent Events

On July 17, 2012, the Company issued $250,000 aggregate principal amount of the 2022 Notes. On July 30, 2012, the Company voluntarily redeemed all $250,000 aggregate principal amount of the 2016 Notes at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds from the issuance of the 2022 Notes, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, the Company expects to recognize $6,797 in non-operating expense in the third quarter of 2012 consisting of a pre-payment premium of $5,520 and a write-off of $1,277 in previously capitalized debt issuance costs.

The Treasury lock agreements executed by the Company to fix the Treasury yield component of the interest cost of financing the anticipated issuance of senior notes were settled in July 2012, subsequent to the issuance of the 2022 Notes. The Treasury locks were settled with an aggregate payment of $1,940 to the counterparties due to a decrease in the 10-year Treasury rates between inception and settlement of the Treasury lock agreements.

Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

16. Guarantor Disclosures

As of June 30, 2012, the Company’s payment obligations under the 2016 Notes were fully and unconditionally guaranteed by each of its then existing subsidiaries that guaranteed other debt of the Company or of another guarantor of the 2016 Notes in excess of $5,000 (the “Guarantor Subsidiaries”). As of June 30, 2012, each Guarantor Subsidiary was 100% owned by Westlake Chemical Corporation. These guarantees were the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that did not guarantee the 2016 Notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$1,083,192	$4,691	$22,655	$—	$1,110,538
Accounts receivable, net	27,934	1,652,181	5,759	(1,267,874)	418,000
Inventories	—	392,643	14,481	—	407,124
Prepaid expenses and other current assets	193	12,458	2,764	—	15,415
Deferred income taxes	430	19,049	214	—	19,693

Total current assets	1,111,749	2,081,022	45,873	(1,267,874)	1,970,770
Property, plant and equipment, net	—	1,301,589	8,163	—	1,309,752
Equity investments	2,811,361	53,800	33,923	(2,854,269)	44,815
Restricted cash	20,452	—	—	—	20,452
Other assets, net	17,959	94,815	1,896	(18,521)	96,149

Total assets	$3,961,521	$3,531,226	$89,855	$(4,140,664)	$3,441,938

Current liabilities
Accounts payable	$1,246,389	$190,789	$12,744	$(1,241,613)	$208,309
Accrued liabilities	9,053	146,419	557	(26,261)	129,768

Total current liabilities	1,255,442	337,208	13,301	(1,267,874)	338,077
Long-term debt	753,715	10,889	11,500	(11,500)	764,604
Deferred income taxes	—	343,299	884	(7,021)	337,162
Other liabilities	53	49,697	34	—	49,784
Stockholders’ equity	1,952,311	2,790,133	64,136	(2,854,269)	1,952,311

Total liabilities and stockholders’ equity	$3,961,521	$3,531,226	$89,855	$(4,140,664)	$3,441,938

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

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$902,684	$13,435	$(2,161)	$913,958
Cost of sales	—	703,421	10,802	(2,161)	712,062

Gross profit	—	199,263	2,633	—	201,896
Selling, general and administrative expenses	497	28,933	1,488	—	30,918

(Loss) income from operations	(497)	170,330	1,145	—	170,978
Interest expense	(11,562)	(9)	—	—	(11,571)
Gain from sales of equity securities	1	15,951	—	—	15,952
Other income (expense), net	3,954	(1,279)	(1,568)	—	1,107

(Loss) income before income taxes	(8,104)	184,993	(423)	—	176,466
(Benefit from) provision for income taxes	(3,434)	65,400	(1,001)	—	60,965
Equity in net income of subsidiaries	120,171	—	—	(120,171)	—

Net income	$115,501	$119,593	$578	$(120,171)	$115,501

Comprehensive income	$97,500	$102,562	$129	$(102,691)	$97,500

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$914,907	$11,477	$(1,335)	$925,049
Cost of sales	—	748,539	10,750	(1,335)	757,954

Gross profit	—	166,368	727	—	167,095
Selling, general and administrative expenses	1,012	26,292	1,422	—	28,726

(Loss) income from operations	(1,012)	140,076	(695)	—	138,369
Interest expense	(12,767)	(35)	—	—	(12,802)
Other income (expense), net	1,819	(326)	139	—	1,632

(Loss) income before income taxes	(11,960)	139,715	(556)	—	127,199
(Benefit from) provision for income taxes	(3,831)	49,911	70	—	46,150
Equity in net income of subsidiaries	89,178	—	—	(89,178)	—

Net income (loss)	$81,049	$89,804	$(626)	$(89,178)	$81,049

Comprehensive income (loss)	$81,126	$90,090	$(835)	$(89,255)	$81,126

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,929,016	$23,278	$(3,469)	$1,948,825
Cost of sales	—	1,558,408	19,353	(3,469)	1,574,292

Gross profit	—	370,608	3,925	—	374,533
Selling, general and administrative expenses	1,002	53,688	3,240	—	57,930

(Loss) income from operations	(1,002)	316,920	685	—	316,603
Interest expense	(23,733)	(15)	—	—	(23,748)
Gain from sales of equity securities	1	15,951	—	—	15,952
Other income (expense), net	7,488	(2,978)	(2,056)	—	2,454

(Loss) income before income taxes	(17,246)	329,878	(1,371)	—	311,261
(Benefit from) provision for income taxes	(6,607)	115,633	(1,079)	—	107,947
Equity in net income of subsidiaries	213,953	—	—	(213,953)	—

Net income (loss)	$203,314	$214,245	$(292)	$(213,953)	$203,314

Comprehensive income (loss)	$202,519	$213,908	$(229)	$(213,679)	$202,519

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,774,860	$19,622	$(2,181)	$1,792,301
Cost of sales	—	1,440,781	19,022	(2,181)	1,457,622

Gross profit	—	334,079	600	—	334,679
Selling, general and administrative expenses	2,024	51,041	2,608	—	55,673

(Loss) income from operations	(2,024)	283,038	(2,008)	—	279,006
Interest expense	(25,676)	(46)	—	—	(25,722)
Other income (expense), net	5,015	(3,041)	865	—	2,839

(Loss) income before income taxes	(22,685)	279,951	(1,143)	—	256,123
(Benefit from) provision for income taxes	(7,349)	99,057	(178)	—	91,530
Equity in net income of subsidiaries	179,929	—	—	(179,929)	—

Net income (loss)	$164,593	$180,894	$(965)	$(179,929)	$164,593

Comprehensive income (loss)	$165,478	$181,455	$(641)	$(180,814)	$165,478

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$203,314	$214,245	$(292)	$(213,953)	$203,314
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	801	69,514	1,663	—	71,978
Deferred income taxes	(717)	7,270	167	—	6,720
Net changes in working capital and other	(213,972)	45,051	(4,430)	213,953	40,602

Net cash (used for) provided by operating activities	(10,574)	336,080	(2,892)	—	322,614

Cash flows from investing activities
Additions to property, plant and equipment	—	(139,876)	(692)	—	(140,568)
Construction of assets pending sale-leaseback	—	(1,760)	—	—	(1,760)
Proceeds from disposition of assets	—	412	3	—	415
Proceeds from repayment of loan to affiliate	—	—	596	—	596
Proceeds from sales of equity securities	3	46,024	—	—	46,027
Purchase of investments	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	511	—	—	511

Net cash provided by (used for) investing activities	3	(97,650)	(93)	—	(97,740)

Cash flows from financing activities
Intercompany financing	230,680	(236,256)	5,576	—	—
Capitalized debt issuance costs	(98)	—	—	—	(98)
Dividends paid	(9,838)	—	—	—	(9,838)
Proceeds from exercise of stock options	4,508	—	—	—	4,508
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	75,975	—	—	—	75,975

Net cash provided by (used for) financing activities	290,443	(236,256)	5,576	—	59,763
Net increase in cash and cash equivalents	279,872	2,174	2,591	—	284,637
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901

Cash and cash equivalents at end of period	$1,083,192	$4,691	$22,655	$—	$1,110,538

WESTLAKE CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$164,593	$180,894	$(965)	$(179,929)	$164,593
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	863	63,484	1,899	—	66,246
Deferred income taxes	(126)	16,573	(498)	—	15,949
Net changes in working capital and other	(179,938)	(120,387)	(1,087)	179,929	(121,483)

Net cash (used for) provided by operating activities	(14,608)	140,564	(651)	—	125,305

Cash flows from investing activities
Additions to property, plant and equipment	—	(68,383)	(795)	—	(69,178)
Proceeds from disposition of assets	—	2,456	—	—	2,456
Proceeds from repayment of loan to affiliate	—	—	596	—	596
Settlements of derivative instruments	—	(222)	—	—	(222)

Net cash used for investing activities	—	(66,149)	(199)	—	(66,348)

Cash flows from financing activities
Intercompany financing	73,784	(73,658)	(126)	—	—
Dividends paid	(8,446)	—	—	—	(8,446)
Proceeds from exercise of stock options	5,323	—	—	—	5,323
Utilization of restricted cash	26,189	—	—	—	26,189

Net cash provided by (used for) financing activities	96,850	(73,658)	(126)	—	23,066
Net increase (decrease) in cash and cash equivalents	82,242	757	(976)	—	82,023
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299

Cash and cash equivalents at end of period	$693,400	$810	$18,112	$—	$712,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in 2009 and continuing through the second quarter of 2012, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene since 2010 has resulted in increased sales volumes and improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that increases in worldwide ethylene and ethylene derivative capacity, which have occurred over the past four years, primarily in the Middle East and Asia, may continue. As a result, our Olefins segment operating margins may be negatively impacted.

Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry’s inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, impacted our Vinyls segment’s operating results in 2010 and 2011. However, since late 2010, the PVC industry has also experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates improved due to higher PVC resin export shipments. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.

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

Recent Developments

On July 17, 2012, we issued $250.0 million aggregate principal amount of 3.60% senior notes due 2022 (the “2022 Notes”). On July 30, 2012, we voluntarily redeemed all $250.0 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2016 (the “2016 Notes”), at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. We used the net proceeds from the issuance of the 2022 Notes, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, we expect to recognize $6.8 million in non-operating expense in the third quarter of 2012 consisting of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance cost.

On March 22, 2012, a fire occurred at the vinyl chloride monomer (VCM) unit at our Geismar, Louisiana vinyls complex, resulting in an unscheduled shut down of our Geismar complex. VCM is an intermediate product used in the production of PVC at our Geismar complex. We restarted the PVC and VCM plants at our Geismar complex in late April and mid May, respectively, but operated both plants at reduced capacity until we returned them to normal operations in June 2012. In addition to the lost production resulting from the shut down, we incurred repair costs and unabsorbed fixed manufacturing costs in connection with the shutdown, which negatively impacted our Vinyls segment’s income from operations in the first six months of 2012.

On January 13, 2012, we announced that we submitted a proposal to Georgia Gulf Corporation (“Georgia Gulf”) to acquire all of the outstanding shares of Georgia Gulf common stock for $30.00 per share in cash, or a total of approximately $1.1 billion. Our proposal was not subject to financing conditions. Georgia Gulf rejected our proposal on January 16, 2012 and adopted a stockholder rights plan. On February 1, 2012, we announced that we were increasing our offer to $35.00 per share in cash, or a total of approximately $1.2 billion, with the possibility of offering our common stock as part of the offer consideration. On that date, Georgia Gulf publicly rejected our increased offer. On May 4, 2012, we announced that we had withdrawn our proposal to acquire all of the outstanding shares of common stock of Georgia Gulf. We also announced that we planned to liquidate our holdings of Georgia Gulf common stock as market conditions permitted. As of June 30, 2012, we no longer held any shares of Georgia Gulf common stock.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$398,023	$467,851	$843,443	$914,554
Ethylene, styrene and other	274,696	177,464	561,547	335,841

Total Olefins	672,719	645,315	1,404,990	1,250,395
Vinyls
PVC, caustic soda and other	163,623	193,311	378,006	385,168
Building products	77,616	86,423	165,829	156,738

Total Vinyls	241,239	279,734	543,835	541,906

Total	$913,958	$925,049	$1,948,825	$1,792,301

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income (loss) from operations
Olefins	$155,891	$132,767	$285,098	$278,023
Vinyls	22,583	10,290	43,665	7,442
Corporate and other	(7,496)	(4,688)	(12,160)	(6,459)

Total income from operations	170,978	138,369	316,603	279,006
Interest expense	(11,571)	(12,802)	(23,748)	(25,722)
Gain from sales of equity securities	15,952	—	15,952	—
Other income, net	1,107	1,632	2,454	2,839
Provision for income taxes	60,965	46,150	107,947	91,530

Net income	$115,501	$81,049	$203,314	$164,593

Diluted earnings per share	$1.72	$1.21	$3.03	$2.46

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	-12.7%	+16.9%	-5.2%	+17.6%
Vinyls	-4.8%	-9.0%	+2.1%	-1.7%
Company average	-10.3%	+9.1%	-3.0%	+11.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average industry prices (1)
Ethane (cents/lb)	13.6	26.2	16.3	24.1
Propane (cents/lb)	23.1	35.4	26.5	33.9
Ethylene (cents/lb) (2)	46.8	57.5	51.0	53.4
Polyethylene (cents/lb) (3)	95.0	103.7	97.0	100.2
Styrene (cents/lb) (4)	73.8	76.3	74.0	75.1
Caustic soda ($/short ton) (5)	580.0	536.7	591.7	503.3
Chlorine ($/short ton) (6)	267.7	351.7	270.9	333.3
PVC (cents/lb) (7)	55.5	54.8	56.0	50.7

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American contract prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical. During the first quarter of 2012, IHS Chemical made a 23 cents per pound non-market downward adjustment to PVC resin prices. For comparability, we adjusted both prior year periods’ PVC resin price downward by 23 cents per pound consistent with the IHS Chemical non-market adjustment.

Summary

For the quarter ended June 30, 2012, net income was $115.5 million, or $1.72 per diluted share, on net sales of $914.0 million. This represents an increase in net income of $34.5 million, or $0.51 per diluted share, over the quarter ended June 30, 2011 net income of $81.0 million, or $1.21 per diluted share, on net sales of $925.0 million. Net income for the second quarter of 2012 benefited by $8.5 million, or $0.13 per share, as a result of a pre-tax gain of $16.0 million from the sale of securities, partially offset by pre-tax expense of $3.0 million related to our proposal to acquire Georgia Gulf, which was terminated. Net sales for the second quarter of 2012 decreased by $11.0 million compared to net sales for the second quarter of 2011, mainly attributable to lower sales prices for most of our major products and lower sales volumes for PVC resin and building products, partially offset by higher olefins and feedstock sales volumes. Income from operations was $171.0 million for the second quarter of 2012 as compared to $138.4 million for the second quarter of 2011. Income from operations for the second quarter of 2012 benefited primarily from lower feedstock and energy costs, improved building products margins and higher caustic sales volume as compared to the prior year period. Industry ethane prices declined 48.1% and industry propane prices declined 34.7% in the second quarter of 2012 as compared to the second quarter of 2011. The second quarter of 2011 was negatively impacted by a number of factors, including an unscheduled outage at one of our ethylene units in Lake Charles, Louisiana caused by a weather related power supply failure from a third party power provider, the turnaround of our Calvert City, Kentucky facility and the closure of our Springfield, Kentucky PVC pipe production facility.

For the six months ended June 30, 2012, net income was $203.3 million, or $3.03 per diluted share, on net sales of $1,948.8 million. This represents an increase in net income of $38.7 million, or $0.57 per diluted share, from the six months ended June 30, 2011 net income of $164.6 million, or $2.46 per diluted share, on net sales of $1,792.3 million. Net sales for the six months ended June 30, 2012 increased by $156.5 million compared to the prior year period mainly due to higher olefins and feedstock sales volumes. Income from operations was $316.6 million for the six months ended June 30, 2012 as compared to $279.0 million for the six months ended June 30, 2011. The increase in income from operations was primarily attributable to higher vinyls and olefins integrated product margins as compared to the prior year period. The improved margins were primarily due to a significant decrease in feedstock costs as industry ethane prices decreased 32.4% and industry propane prices decreased 21.8%. Income from operations for the six months ended June 30, 2011 was negatively impacted by the unscheduled Lake Charles outage, the Calvert City turnaround, the closure of the PVC pipe facility and higher operating costs resulting from a reduction in our ethylene operating rates in Lake Charles in the first quarter of 2011 due to a fire at a third party storage facility in Mont Belvieu, Texas.

RESULTS OF OPERATIONS

Second Quarter 2012 Compared with Second Quarter 2011

Net Sales. Net sales decreased by $11.0 million, or 1.2%, to $914.0 million in the second quarter of 2012 from $925.0 million in the second quarter of 2011, primarily attributable to lower sales prices for most of our major products and lower sales volume for PVC resin, building products and polyethylene, partially offset by higher olefins and feedstock sales volumes. Average sales prices for the second quarter of 2012 decreased by 10.3% as compared to the second quarter of 2011. Overall sales volume increased by 9.1% as compared to the second quarter of 2011.

Gross Profit. Gross profit margin percentage increased to 22.1% for the second quarter of 2012 from 18.1% for the second quarter of 2011, driven primarily by improved olefins integrated product margins attributable to lower feedstock and energy costs. The second quarter 2012 gross profit margin percentage also benefited from improved PVC resin and building products margins and higher caustic sales volume. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 48.1% and 34.7% for ethane and propane, respectively, as compared to the second quarter of 2011. Sales prices decreased an average of 10.3% for the second quarter of 2012 as compared to the second quarter of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2012 increased by $2.2 million as compared to the second quarter of 2011 primarily attributable to expenses associated with our terminated proposal to acquire Georgia Gulf, partially offset by a decrease in consulting fees and a decrease in the facility fee for our senior secured revolving credit facility.

Interest Expense. Interest expense decreased by $1.2 million to $11.6 million in the second quarter of 2012 from $12.8 million in the second quarter of 2011 largely as a result of increased capitalized interest on major capital projects in the second quarter of 2012. Debt balances and interest rates remained relatively unchanged from the prior year period.

Gain from Sales of Equity Securities. We liquidated our holdings of shares of Georgia Gulf common stock in the second quarter of 2012. As a result of the disposition, we recognized a gain of $16.0 million in non-operating income in the second quarter of 2012.

Other Income, Net. Other income, net decreased to $1.1 million in the second quarter of 2012 from $1.6 million in the second quarter of 2011, mainly attributable to lower equity in income from our joint ventures.

Income Taxes. The effective income tax rate was 34.5% for the second quarter of 2012. The effective income tax rate for the second quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 36.3% for the second quarter of 2011. The effective income tax rate for the second quarter of 2011 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $27.4 million, or 4.2%, to $672.7 million in the second quarter of 2012 from $645.3 million in the second quarter of 2011, primarily due to higher ethylene and feedstock sales volumes as compared to the prior year period. Average sales prices for the Olefins segment decreased by 12.7% in the second quarter of 2012 as compared to the second quarter of 2011. Average sales volumes increased by 16.9% in the second quarter of 2012 as compared to the second quarter of 2011.

Income from Operations. Income from operations increased by $23.1 million, or 17.4%, to $155.9 million in the second quarter of 2012 from $132.8 million in the second quarter of 2011. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved primarily as a result of significantly lower feedstock and energy costs, which were only partially offset by lower sales prices. Trading activity in the second quarter of 2012 resulted in a loss of $1.6 million as compared to a gain of $0.5 million in the second quarter of 2011. Income from operations for the second quarter of 2011 was negatively impacted by the lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred in connection with the ethylene unit outage in Lake Charles.

Vinyls Segment

Net Sales. Net sales decreased by $38.5 million, or 13.8%, to $241.2 million in the second quarter of 2012 from $279.7 million in the second quarter of 2011. This decrease was primarily attributable to lower sales prices for PVC resin and lower sales volumes for PVC resin and building products. PVC resin sales volume was negatively impacted by the lower operating rates at our Geismar vinyls complex in the second quarter of 2012. Average sales prices for the Vinyls segment decreased by 4.8% in the second quarter of 2012 as compared to the second quarter of 2011. Average sales volumes for the Vinyls segment decreased by 9.0% in the second quarter of 2012 as compared to the second quarter of 2011.

Income from Operations. Income from operations increased by $12.3 million, or 119.4%, to $22.6 million in the second quarter of 2012 from $10.3 million in the second quarter of 2011. This increase was primarily driven by lower feedstock costs, improved PVC resin and building products margins and higher caustic sales volume as compared to the prior year period. The second quarter 2012 income from operations was negatively impacted by the unscheduled shut down of our Geismar vinyls complex and the lower operating rates at that complex as a result of operational issues related to the fire at the complex in March 2012. We expensed approximately $9.5 million of costs associated with that event in the second quarter of 2012. Income from operations for the second quarter of 2011 was negatively impacted by the turnaround at our Calvert City facility and the closure of our Springfield PVC pipe facility. While operating results for the second quarter of 2012 improved compared to the second quarter of 2011, our Vinyls segment continued to be negatively impacted by weakness in the U.S. construction markets and budgetary constraints in municipal spending.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net Sales. Net sales increased by $156.5 million, or 8.7%, to $1,948.8 million for the first six months of 2012 from $1,792.3 million for the first six months of 2011, primarily driven by higher olefins and feedstock sales volumes. Average sales prices for the first six months of 2012 decreased by 3.0% as compared to the first six months of 2011. Overall sales volume increased by 11.7% as compared to the first six months of 2011.

Gross Profit. Gross profit margin percentage of 19.2% for the six months ended June 30, 2012 increased from the 18.7% gross profit margin percentage for the six months ended June 30, 2011. The improvement in gross profit margin percentage was primarily due to lower feedstock and energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 32.4% and 21.8% for ethane and propane, respectively, as compared to the six months ended June 30, 2011. Sales prices decreased an average of 3.0% for the six months ended June 30, 2012 as compared to the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 increased by $2.2 million as compared to the six months ended June 30, 2011 mainly attributable to expenses associated with our terminated proposal to acquire Georgia Gulf, partially offset by a decrease in the facility fee for our senior secured revolving credit facility.

Interest Expense. Interest expense decreased by $2.0 million to $23.7 million in the first six months of 2012, primarily due to increased capitalized interest on major capital projects in the first six months of 2012. Debt balances and interest rates remained relatively unchanged from the prior year period.

Gain from Sales of Equity Securities. We liquidated our holdings of shares of Georgia Gulf common stock in the second quarter of 2012. As a result of the disposition, we recognized a gain of $16.0 million in non-operating income in the first six months of 2012.

Other Income, Net. Other income, net decreased marginally by $0.3 million to $2.5 million in the first six months of 2012 from $2.8 million in the first six months of 2011 as higher interest income attributable to higher average cash balances for the period was offset by lower equity in income from our joint ventures.

Income Taxes. The effective income tax rate was 34.7% for the six months ended June 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2011. The effective income tax rate for the 2011 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.

Olefins Segment

Net Sales. Net sales increased by $154.6 million, or 12.4%, to $1,405.0 million for the six months ended June 30, 2012 from $1,250.4 million for the six months ended June 30, 2011, primarily due to higher ethylene and feedstock sales volumes. Average sales prices for the Olefins segment decreased by 5.2% in the first six months of 2012 as compared to the first six months of 2011. Average sales volumes increased by 17.6% in the first six months of 2012 as compared to the first six months of 2011.

Income from Operations. Income from operations increased by $7.1 million, or 2.6%, to $285.1 million in the first six months of 2012 from $278.0 million in the first six months of 2011. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved as a result of lower feedstock and energy costs, which were only partially offset by lower sales prices. Trading activity for the six months ended June 30, 2012 resulted in a loss of $1.0 million as compared to a gain of $0.5 million for the prior year period. The first six months of 2011 were negatively impacted by the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third party storage facility at Mont Belvieu.

Vinyls Segment

Net Sales. Net sales increased marginally by $1.9 million, or 0.4%, to $543.8 million for the six months ended June 30, 2012 from $541.9 million for the six months ended June 30, 2011. This increase was primarily attributable to higher caustic sales prices and sales volume and higher building products sales prices, mostly offset by lower PVC resin sales volume and sales prices as compared to the prior year period. Average sales prices for the Vinyls segment increased by 2.1% in the first six months of 2012 as compared to the first six months of 2011, while average sales volumes decreased by 1.7%.

Income from Operations. Income from operations increased by $36.3 million to $43.7 million for the six months ended June 30, 2012 from $7.4 million for the six months ended June 30, 2011. This increase was primarily driven by lower feedstock and energy costs and higher caustic and building products margins as compared to the prior year period. The 2012 period income from operations was negatively impacted by the lost production, lost sales and the expensing of approximately $11.5 million of costs associated with the fire at our Geismar complex. The Vinyls segment’s operating results for the first six months of 2011 were negatively impacted by the turnaround at the Calvert City facility and the closure of the Springfield PVC pipe facility in the second quarter of 2011.

CASH FLOW DISCUSSION FOR SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Cash Flows

Operating Activities

Operating activities provided cash of $322.6 million in the first six months of 2012 compared to cash provided of $125.3 million in the first six months of 2011. The $197.3 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital requirements, as compared to the prior year period. Income from operations increased by $37.6 million in the first six months of 2012 primarily as a result of higher vinyls and olefins integrated product margins as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $46.3 million in the first six months of 2012, compared to $124.4 million of cash used in the first six months of 2011, a favorable change of $170.7 million. This change was mainly due to a decrease in inventory during the 2012 period primarily attributable to lower feedstock costs.

Investing Activities

Net cash used for investing activities during the first six months of 2012 was $97.7 million as compared to net cash used for investing activities of $66.3 million in the first six months of 2011. Capital expenditures were $140.6 million in the first six months of 2012 compared to $69.2 million in the first six months of 2011. The higher capital expenditures in the 2012 period were largely attributable to capital expenditures incurred on the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and the modernization of the ethylene furnaces at our Calvert City complex. The remaining capital expenditures in the first six months of 2012 and capital expenditures in the first six months of 2011 primarily related to projects to improve production capacity or reduce costs and safety and environmental projects at our various facilities. Construction of assets pending sale-leaseback totaled $1.8 million in the first six months of 2012 and pertained to the construction of caustic barges necessary to transport the caustic soda to be produced at the new chlor-alkali plant at our Geismar facility. Purchases of equity securities in the first six months of 2012 totaled $3.0 million and comprised of shares of Georgia Gulf common stock. We received aggregate proceeds of $46.0 million from the sale of all our shares of Georgia Gulf common stock during the first six months of 2012.

Financing Activities

Net cash provided by financing activities during the first six months of 2012 was $59.8 million as compared to net cash provided of $23.1 million in the first six months of 2011. The 2012 period activity was primarily related to a $76.0 million draw-down of our restricted cash for use for eligible capital expenditures and proceeds of $4.5 million from the exercise of stock options. Net cash provided by financing activities was partially offset by the $10.8 million of repurchases of shares of our common stock and $9.8 million payment of cash dividends. The 2011 period activity was primarily related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $8.4 million payment of cash dividends.

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

In December 2011, we announced plans to perform a major modernization of the ethylene furnaces at our Calvert City complex. We currently expect the modernization to be completed by mid-2013. This capital project is currently estimated to cost approximately $40.0 million and is expected to be funded with cash on hand, cash flow from operations, and if necessary, our revolving credit facility and other external financing.

In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of June 30, 2012, we had repurchased 284,493 shares of our common stock for an aggregate purchase price of approximately $13.3 million under this program. During the three months ended June 30, 2012, we repurchased 214,677 shares of our common stock at a cost of approximately $10.8 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by late 2012. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $370.0 million to $420.0 million and is targeted for start-up in the second half of 2013. These projects will be funded with cash on hand, cash flow from operations, the net proceeds from certain of the revenue bonds issued by the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, which are currently held as restricted cash, and, if necessary, our revolving credit facility and other external financing.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions may depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.

Cash and Restricted Cash

Total cash balances were $1,131.0 million at June 30, 2012, which included cash and cash equivalents of $1,110.5 million and restricted cash of $20.5 million. The restricted cash is held by a trustee until such time as we request reimbursement of amounts used to expand, refurbish and maintain our facilities in Calcasieu and Ascension Parishes of Louisiana. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.

Debt

As of June 30, 2012, our long-term debt, including current maturities, totaled $764.6 million, consisting of $250.0 million principal amount of 2016 Notes (less the unamortized discount of $0.3 million), $100.0 million of 6 1/2% senior notes due 2029, $250.0 million of 6 3/4% senior notes due 2032, $89.0 million of 6 1/2% senior notes due 2035 (the “2035 GO Zone 6 1/2% Notes”), $65.0 million of 6 1/2% senior notes due 2035 (the “2035 IKE Zone 6 1/2% Notes”) (collectively, the “Senior Notes”) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes evidence and secure our obligations to the Authority under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of June 30, 2012, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2012, we were in compliance with all of the covenants with respect to our Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

On July 30, 2012, we voluntarily redeemed all $250.0 million aggregate principal amount of our 2016 Notes at the redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. We used net proceeds of $246.7 million from the issuance of the 2022 Notes issued in July 2012, plus cash on hand, to pay the redemption price of the 2016 Notes.

Revolving Credit Facility

We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.

At June 30, 2012, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of June 30, 2012, we had outstanding letters of credit totaling $15.7 million and borrowing availability of $384.3 million under the revolving credit facility.

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

GO Zone and IKE Zone Bonds

As of June 30, 2012, we had drawn $43.9 million of the proceeds from the issuance of the 2035 IKE Zone 6 1/2% Notes. The balance of the proceeds, plus interest income, remains with the trustee, and is classified on our consolidated balance sheets as a non-current asset, restricted cash, until such time as we request reimbursement of amounts used to expand, refurbish and maintain certain of our facilities in Louisiana. We had drawn all the proceeds from the issuance of the 6 1/2% senior notes due 2029, 6 3/4% senior notes due 2032 and 2035 GO Zone 6 1/2% Notes as of December 31, 2010, March 31, 2012 and June 30, 2012, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” in the 2011 Form 10-K for more information on the 6 1/2% senior notes due 2029, the 6 3/4% senior notes due 2032, the 2035 GO Zone 6 1/2% Notes and the 2035 IKE Zone 6 1/2% Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.

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

3.60% Senior Notes due 2022 and 6 5/8% Senior Notes due 2016

On July 17, 2012, we issued $250.0 million aggregate principal amount of the 2022 Notes, the net proceeds of which, together with cash on hand, were used, on July 30, 2012 to redeem all $250.0 million principal amount of the 2016 Notes, at the redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. As a result of the early redemption of the 2016 Notes, we expect to recognize $6.8 million in non-operating expense in the third quarter of 2012 consisting of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs.

The 2022 Notes are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 2022 Notes prior to maturity. We may optionally redeem the 2022 Notes at any time and from time to time, and the holders may require us to repurchase the 2022 Notes upon the occurrence of both a “change of control” and, within 60 days of such change of control, a “below investment grade rating event” (as such terms are defined in the supplemental indenture governing the 2022 Notes). All domestic subsidiaries that guarantee other debt of ours or of another guarantor of the 2022 Notes in excess of $5.0 million are guarantors of the 2022 Notes.

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

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2012, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.6 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2012, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2012) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2012 was 0.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2012, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchase of equity securities during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2012	170	$60.81	—	$97,482,000
May 2012	47,070	$53.25	47,070	$94,975,000
June 2012	167,607	$49.38	167,607	$86,698,000

	214,847	$50.24	214,677

(1)	170 shares purchased during the period covered by this report represent shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

(2)	On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of June 30, 2012, 284,493 shares of common stock had been acquired at an aggregate purchase price of $13.3 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

4.1	Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260)

4.2	Form of the Company’s 3.60% Senior Notes due 2022 (included in Exhibit 4.1)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit No.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date: August 3, 2012	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)