Form 10-Q
period 2012-09-30
WESTLAKE CHEMICAL CORP
filed 2012-11-08
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant’s sole class of common stock as of November 2, 2012 was 66,698,174.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,198,468	$825,901
Accounts receivable, net	393,592	407,372
Inventories	371,537	490,777
Prepaid expenses and other current assets	14,472	12,495
Deferred income taxes	19,736	19,611
Total current assets	1,997,805	1,756,156
Property, plant and equipment, net	1,394,198	1,232,066
Equity investments	44,174	46,741
Restricted cash	—	96,283
Other assets, net	107,997	135,575
Total assets	$3,544,174	$3,266,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$199,438	$227,034
Accrued liabilities	163,369	137,561
Total current liabilities	362,807	364,595
Long-term debt	763,731	764,563
Deferred income taxes	335,394	330,791
Other liabilities	48,814	50,560
Total liabilities	1,510,746	1,510,509
Commitments and contingencies (Notes 6 and 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 66,981,077 and 66,601,909 shares issued at September 30, 2012 and December 31, 2011, respectively	670	666
Common stock, held in treasury, at cost; 284,493 and 69,816 shares at September 30, 2012 and December 31, 2011, respectively	(13,302)	(2,518)
Additional paid-in capital	486,852	467,796
Retained earnings	1,567,371	1,299,438
Accumulated other comprehensive loss	(8,163)	(9,070)
Total stockholders’ equity	2,033,428	1,756,312
Total liabilities and stockholders’ equity	$3,544,174	$3,266,821
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands of dollars, except per share data and share amounts)
Net sales	$821,175	$968,372	$2,770,000	$2,760,673
Cost of sales	648,996	821,305	2,223,288	2,278,927
Gross profit	172,179	147,067	546,712	481,746
Selling, general and administrative expenses	29,662	29,736	87,592	85,409
Income from operations	142,517	117,331	459,120	396,337
Other income (expense)
Interest expense	(11,934)	(12,727)	(35,682)	(38,449)
Debt retirement costs	(7,082)	—	(7,082)	—
Gain from sales of equity securities	477	—	16,429	—
Other income, net	1,222	1,457	3,676	4,296
Income before income taxes	125,200	106,061	436,461	362,184
Provision for income taxes	38,236	38,131	146,183	129,661
Net income	$86,964	$67,930	$290,278	$232,523
Earnings per share:
Basic	$1.30	$1.02	$4.36	$3.50
Diluted	$1.30	$1.01	$4.33	$3.48
Weighted average shares outstanding:
Basic	66,311,958	66,012,102	66,240,225	65,919,892
Diluted	66,656,760	66,381,932	66,621,520	66,307,604
Dividends per common share	$0.1875	$0.0738	$0.3350	$0.2008
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands of dollars)
Net income	$86,964	$67,930	$290,278	$232,523
Other comprehensive income (loss)
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	72	—	142	—
Amortization of benefits liability	584	471	1,747	1,395
Income tax provision on pension and other post-retirement benefits liability	(252)	(185)	(725)	(548)
Foreign currency translation adjustments	865	(1,054)	928	(730)
Reclassification of net cash flow hedge losses to net income	521	—	—	—
Available-for-sale investments
Unrealized holding gains (losses) on investments	339	(6,659)	14,582	(6,659)
Income tax provision on unrealized holding gains	(121)	—	(5,229)	—
Reclassification of net realized gain to net income	(306)	—	(10,538)	—
Other comprehensive income (loss)	1,702	(7,427)	907	(6,542)
Comprehensive income	$88,666	$60,503	$291,185	$225,981
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands of dollars)
Cash flows from operating activities
Net income	$290,278	$232,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,601	98,244
(Recovery of) provision for doubtful accounts	(536)	917
Amortization of debt issuance costs	1,149	1,289
Stock-based compensation expense	4,640	4,762
Loss from disposition of fixed assets	1,945	1,022
Gain from sales of equity securities	(16,429)	—
Impairment of long-lived assets	—	1,975
Write-off of debt issuance costs	1,277	—
Deferred income taxes	4,385	19,435
Equity in loss (income) of joint ventures	2,567	(2,443)
Changes in operating assets and liabilities
Accounts receivable	13,732	(100,524)
Inventories	119,240	(16,220)
Prepaid expenses and other current assets	(1,977)	4,039
Accounts payable	(35,651)	(9,558)
Accrued liabilities	20,077	14,330
Other, net	(13,675)	(5,438)
Net cash provided by operating activities	500,623	244,353
Cash flows from investing activities
Additions to property, plant and equipment	(235,463)	(111,823)
Construction of assets pending sale-leaseback	(5,484)	—
Proceeds from disposition of assets	435	2,456
Proceeds from repayment of loan to affiliate	763	763
Proceeds from sales of equity securities	47,655	—
Purchase of investments	(2,961)	(29,877)
Settlements of derivative instruments	471	(331)
Net cash used for investing activities	(194,584)	(138,812)
Cash flows from financing activities
Capitalized debt issuance costs	(2,221)	(2,540)
Dividends paid	(22,345)	(13,359)
Proceeds from borrowings	248,818	—
Proceeds from exercise of stock options	6,627	5,323
Repayment of borrowings	(250,000)	—
Repurchase of common stock for treasury	(10,784)	(19)
Utilization of restricted cash	96,433	33,694
Net cash provided by financing activities	66,528	23,099
Net increase in cash and cash equivalents	372,567	128,640
Cash and cash equivalents at beginning of period	825,901	630,299
Cash and cash equivalents at end of period	$1,198,468	$758,939
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
In the opinion of the Company’s management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011 and the changes in its cash position for the nine months ended September 30, 2012 and 2011.
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
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under current accounting guidance. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current accounting guidance. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, but may resume performing the qualitative assessment in any subsequent period. The Company will adopt the new indefinite-lived intangible assets test guidance for the quarter ending March 31, 2013, but it is not expected to have a material impact on the Company's consolidated financial position or results of operations.
2. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
Trade customers	$375,389	$391,401
Affiliates	226	122
Allowance for doubtful accounts	(10,487)	(10,969)
	365,128	380,554
Federal and state taxes	13,151	16,113
Other	15,313	10,705
Accounts receivable, net	$393,592	$407,372

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3. Inventories
Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished products	$174,724	$234,830
Feedstock, additives and chemicals	144,140	207,899
Materials and supplies	52,673	48,048
Inventories	$371,537	$490,777
4. Property, Plant and Equipment
As of September 30, 2012, the Company had property, plant and equipment totaling $1,394,198. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Construction of assets pending sale-leaseback included in property, plant and equipment, net in the consolidated balance sheet at September 30, 2012 was $5,484 and pertained to the construction of transportation equipment.
Depreciation expense on property, plant and equipment of $30,055 and $27,623 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense on property, plant and equipment of $90,615 and $82,423 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively.
5. Other Assets
There were no investments reflected in other assets, net in the consolidated balance sheet at September 30, 2012 as the Company completed the liquidation of its holdings of equity securities during the third quarter of 2012. Investments reflected in other assets, net at December 31, 2011 was $30,113. These investments in equity securities were classified as available-for-sale.
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments at December 31, 2011 were as follows:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Available-for-sale equity securities	$28,265	$1,981	$(133)	$30,113
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.
_____________
As of December 31, 2011, an unrealized gain of $1,185, net of income tax expense of $663, was recorded in accumulated other comprehensive income. See Note 9 for the fair value hierarchy of the Company’s available-for-sale equity securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale equity securities	$1,628	$—	$47,655	$—
Gross realized gains	$477	$—	$16,429	$—
Amortization expense on other assets of $8,717 and $5,664 is included in the consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively. Amortization expense on other assets of $20,135 and $17,110 is included in the consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
6 5/8% senior notes due 2016	$—	$249,674
3.60% senior notes due 2022	248,842	—
6 1/2% senior notes due 2029	100,000	100,000
6 3/4% senior notes due 2032	250,000	250,000
6 1/2% senior notes due 2035 (the “6 1/2% GO Zone Senior Notes Due 2035”)	89,000	89,000
6 1/2% senior notes due 2035 (the “6 1/2% IKE Zone Senior Notes Due 2035 ”)	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt	$763,731	$764,563
3.60% Senior Notes due 2022 and 6 5/8% Senior Notes due 2016
On July 17, 2012, the Company issued $250,000 aggregate principal amount of its 3.60% senior notes due 2022 (the “2022 Notes”). On July 30, 2012, the Company voluntarily redeemed all $250,000 aggregate principal amount of its 6 5/8% senior notes due 2016 (the “2016 Notes”) at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds from the issuance of the 2022 Notes, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, the Company recognized $7,082 in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5,520 and a write-off of $1,277 in previously capitalized debt issuance costs.
The 2022 Notes are unsecured and were issued with an original issue discount of $1,183. There is no sinking fund and no scheduled amortization of the 2022 Notes prior to maturity. The Company may optionally redeem the 2022 Notes at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment of remaining unpaid principal and interest payments. On or after April 15, 2022, the Company may optionally redeem the 2022 Notes for 100% of the principal plus accrued interest. The holders of the 2022 Notes may require the Company to repurchase the 2022 Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a “change of control” and, within 60 days of such change of control, a “below investment grade rating event” (as such terms are defined in the indenture governing the 2022 Notes). All domestic subsidiaries of the Company that guarantee other indebtedness of the Company or of another guarantor of the 2022 Notes in excess of $5,000 are guarantors of the 2022 Notes.
The indenture governing the 2022 Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's assets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. At September 30, 2012, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2012, the Company had outstanding letters of credit totaling $16,214 and borrowing availability of $365,865 under the revolving credit facility.
7. Stock-Based Compensation
Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the “2004 Plan”), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company’s employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,515 and $1,636 for the three months ended September 30, 2012 and 2011, respectively, and $4,640 and $4,762 for the nine months ended September 30, 2012 and 2011, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company had 53,550,000 gallons of feedstock forward contracts designated as fair value hedges.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.
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
Interest Rate Risk Management
In order to manage its interest rate risk, the Company may enter into Treasury lock agreements to fix the Treasury yield component of the interest cost associated with anticipated financings and designate these Treasury locks as cash flow hedges.
During June and July 2012, the Company entered into several Treasury lock agreements to fix the Treasury yield component of the interest cost of financing the issuance of senior notes. The Company refinanced all $250,000 aggregate principal amount of the 2016 Notes through the issuance of $250,000 aggregate principal amount of the 2022 Notes in July 2012. Also in July 2012, the Company settled all Treasury lock agreements associated with the issuance of the 2022 Notes with an aggregate payment of $1,940 to the counterparties due to a decrease in the 10-year Treasury rates between inception and settlement of the Treasury lock agreements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The fair values of derivative instruments in the Company’s consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		September 30, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$8,630	$—
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	1,213	2,437
Total asset derivatives		$9,843	$2,437

	Liability Derivatives
	Balance Sheet Location	Fair Value as of
		September 30, 2012	December 31, 2011
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$1,019	$3,262
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	1,873	973
Total liability derivatives		$2,892	$4,235
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2012, there was no material ineffectiveness with regard to the Company’s qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity forward contracts	Cost of sales	$(515)	$(1,780)	$12,345	$(1,780)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Firm commitment designated as the hedged item	Cost of sales	$515	$1,780	$(13,546)	$1,780
The following table reflects the impact of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Treasury lock agreements	Interest expense	$(813)	$—	$(813)	$—

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company’s consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity forward contracts	Cost of sales	$249	$371	$(783)	$838
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
The following tables summarize, by level within the fair value hierarchy, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,213	$8,630	$9,843
Risk management liabilities - Commodity forward contracts	—	(2,892)	(2,892)
Firm commitments
Hedged portion of firm commitment	—	1,019	1,019
Hedged portion of firm commitment	—	(8,630)	(8,630)

	December 31, 2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,090	$1,347	$2,437
Risk management liabilities - Commodity forward contracts	—	(4,235)	(4,235)
Firm commitments
Hedged portion of firm commitment	—	3,262	3,262
Marketable securities
Available-for-sale equity securities	30,113	—	30,113
The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2012 and 2011.
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

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$—	$—	$249,674	$254,890
3.60% senior notes due 2022	248,842	253,738	—	—
6 1/2% senior notes due 2029	100,000	115,619	100,000	108,834
6 3/4% senior notes due 2032	250,000	288,515	250,000	263,988
6 1/2% GO Zone Senior Notes Due 2035	89,000	103,031	89,000	93,090
6 1/2% IKE Zone Senior Notes Due 2035	65,000	75,247	65,000	67,987
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
10. Income Taxes
The effective income tax rate was 33.5% for the nine months ended September 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective income tax rate was 35.8% for the nine months ended September 30, 2011. The effective income tax rate for the 2011 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Management anticipates no material reductions to the total amount of unrecognized tax benefits within the next twelve months.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2012, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$86,964	$67,930	$290,278	$232,523
Less:
Net income attributable to participating securities	(452)	(598)	(1,682)	(2,087)
Net income attributable to common shareholders	$86,512	$67,332	$288,596	$230,436

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares—basic	66,311,958	66,012,102	66,240,225	65,919,892
Plus incremental shares from:
Assumed exercise of options	344,802	369,830	381,295	387,712
Weighted average common shares—diluted	66,656,760	66,381,932	66,621,520	66,307,604

Earnings per share:
Basic	$1.30	$1.02	$4.36	$3.50
Diluted	$1.30	$1.01	$4.33	$3.48
Excluded from the computation of diluted earnings per share are options to purchase 168,362 and 99,592 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 293,062 and 151,923 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively. These options were outstanding during the periods reported but were excluded because the option exercise price was greater than the average market price of the shares.
12. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$250	$224	$2	$4	$754	$705	$7	$12
Interest cost	645	681	185	209	1,936	2,042	555	628
Expected return on plan assets	(623)	(570)	—	—	(1,867)	(1,709)	—	—
Amortization of transition obligation	—	—	—	28	—	—	—	85
Amortization of prior service cost	74	74	21	47	223	223	63	140
Amortization of net loss	445	322	44	28	1,329	948	132	84
Net periodic benefit cost	$791	$731	$252	$316	$2,375	$2,209	$757	$949
The Company contributed $2,283 and $1,692 to the Salaried pension plan in the first nine months of 2012 and 2011, respectively, and contributed $1,542 and $1,362 to the Wage pension plan in the first nine months of 2012 and 2011, respectively. The Company expects to make additional contributions of $579 to the Salaried pension plan and $381 to the Wage pension plan during the year ending December 31, 2012.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company’s ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair, or LDAR. As a result of the audit, the EPA brought allegations that the Company had violated certain environmental laws and regulations pertaining to LDAR. The Company has agreed to settle this matter, subject to court approval, by paying a cash penalty of $500 and has recorded an accrual in such amount.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net external sales
Olefins
Polyethylene	$431,614	$444,077	$1,275,057	$1,358,631
Ethylene, styrene and other	108,171	251,597	669,718	587,438
Total Olefins	539,785	695,674	1,944,775	1,946,069
Vinyls
PVC, caustic soda and other	191,310	198,046	569,316	583,214
Building products	90,080	74,652	255,909	231,390
Total Vinyls	281,390	272,698	825,225	814,604
	$821,175	$968,372	$2,770,000	$2,760,673

Intersegment sales
Olefins	$76,771	$109,140	$247,671	$327,584
Vinyls	391	376	1,167	1,100
	$77,162	$109,516	$248,838	$328,684

Income (loss) from operations
Olefins	$124,452	$105,353	$409,550	$383,376
Vinyls	24,059	16,123	67,724	23,565
Corporate and other	(5,994)	(4,145)	(18,154)	(10,604)
	$142,517	$117,331	$459,120	$396,337

Depreciation and amortization
Olefins	$27,070	$21,746	$74,903	$64,998
Vinyls	11,232	10,967	34,330	32,782
Corporate and other	122	148	368	464
	$38,424	$32,861	$109,601	$98,244

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income (expense), net
Olefins	$806	$949	$2,764	$2,033
Vinyls	146	(303)	115	179
Corporate and other	270	811	797	2,084
	$1,222	$1,457	$3,676	$4,296

Provision for (benefit from) income taxes
Olefins	$36,092	$34,867	$130,612	$128,405
Vinyls	6,556	5,277	18,989	5,847
Corporate and other	(4,412)	(2,013)	(3,418)	(4,591)
	$38,236	$38,131	$146,183	$129,661

Capital expenditures
Olefins	$46,867	$26,570	$92,168	$59,969
Vinyls	47,001	15,447	139,836	50,454
Corporate and other	1,027	628	3,459	1,400
	$94,895	$42,645	$235,463	$111,823
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from operations	$142,517	$117,331	$459,120	$396,337
Interest expense	(11,934)	(12,727)	(35,682)	(38,449)
Debt retirement costs	(7,082)	—	(7,082)	—
Gain from sales of equity securities	477	—	16,429	—
Other income, net	1,222	1,457	3,676	4,296
Income before income taxes	$125,200	$106,061	$436,461	$362,184

	September 30, 2012	December 31, 2011
Total assets
Olefins	$1,355,157	$1,441,752
Vinyls	956,665	824,825
Corporate and other	1,232,352	1,000,244
	$3,544,174	$3,266,821
15. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

16. Guarantor Disclosures
The Company’s payment obligations under the 2022 Notes are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 2022 Notes in excess of $5,000 (the “Guarantor Subsidiaries”). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the 2022 Notes (the “Non-Guarantor Subsidiaries”), together with consolidating adjustments necessary to present the Company’s results on a consolidated basis.

Condensed Consolidating Financial Information as of September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$1,168,124	$5,693	$24,651	$—	$1,198,468
Accounts receivable, net	19,803	1,685,259	5,480	(1,316,950)	393,592
Inventories	—	357,780	13,757	—	371,537
Prepaid expenses and other current assets	292	11,253	2,927	—	14,472
Deferred income taxes	430	19,085	221	—	19,736
Total current assets	1,188,649	2,079,070	47,036	(1,316,950)	1,997,805
Property, plant and equipment, net	—	1,386,453	7,745	—	1,394,198
Equity investments	2,910,021	53,908	33,244	(2,952,999)	44,174
Other assets, net	17,622	106,350	1,714	(17,689)	107,997
Total assets	$4,116,292	$3,625,781	$89,739	$(4,287,638)	$3,544,174
Current liabilities
Accounts payable	$1,314,329	$179,772	$11,073	$(1,305,736)	$199,438
Accrued liabilities	15,640	157,906	1,037	(11,214)	163,369
Total current liabilities	1,329,969	337,678	12,110	(1,316,950)	362,807
Long-term debt	752,842	10,889	11,500	(11,500)	763,731
Deferred income taxes	—	340,197	1,386	(6,189)	335,394
Other liabilities	53	48,704	57	—	48,814
Stockholders’ equity	2,033,428	2,888,313	64,686	(2,952,999)	2,033,428
Total liabilities and stockholders’ equity	$4,116,292	$3,625,781	$89,739	$(4,287,638)	$3,544,174

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$809,164	$13,876	$(1,865)	$821,175
Cost of sales	—	638,892	11,969	(1,865)	648,996
Gross profit	—	170,272	1,907	—	172,179
Selling, general and administrative expenses	498	27,601	1,563	—	29,662
(Loss) income from operations	(498)	142,671	344	—	142,517
Interest expense	(11,919)	(15)	—	—	(11,934)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	—	477	—	—	477
Other income (expense), net	4,556	(2,744)	(590)	—	1,222
(Loss) income before income taxes	(14,943)	140,389	(246)	—	125,200
(Benefit from) provision for income taxes	(4,498)	42,596	138	—	38,236
Equity in net income of subsidiaries	97,409	—	—	(97,409)	—
Net income (loss)	$86,964	$97,793	$(384)	$(97,409)	$86,964
Comprehensive income	$88,666	$98,109	$481	$(98,590)	$88,666

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$956,390	$12,708	$(726)	$968,372
Cost of sales	—	810,516	11,515	(726)	821,305
Gross profit	—	145,874	1,193	—	147,067
Selling, general and administrative expenses	1,125	27,242	1,369	—	29,736
(Loss) income from operations	(1,125)	118,632	(176)	—	117,331
Interest expense	(12,727)	—	—	—	(12,727)
Other income (expense), net	1,396	950	(889)	—	1,457
(Loss) income before income taxes	(12,456)	119,582	(1,065)	—	106,061
(Benefit from) provision for income taxes	(4,510)	43,190	(549)	—	38,131
Equity in net income of subsidiaries	75,876	—	—	(75,876)	—
Net income (loss)	$67,930	$76,392	$(516)	$(75,876)	$67,930
Comprehensive income (loss)	$60,503	$70,019	$(1,570)	$(68,449)	$60,503

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,738,180	$37,154	$(5,334)	$2,770,000
Cost of sales	—	2,197,300	31,322	(5,334)	2,223,288
Gross profit	—	540,880	5,832	—	546,712
Selling, general and administrative expenses	1,500	81,288	4,804	—	87,592
(Loss) income from operations	(1,500)	459,592	1,028	—	459,120
Interest expense	(35,652)	(30)	—	—	(35,682)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	1	16,428	—	—	16,429
Other income (expense), net	12,044	(5,724)	(2,644)	—	3,676
(Loss) income before income taxes	(32,189)	470,266	(1,616)	—	436,461
(Benefit from) provision for income taxes	(11,105)	158,228	(940)	—	146,183
Equity in net income of subsidiaries	311,362	—	—	(311,362)	—
Net income (loss)	$290,278	$312,038	$(676)	$(311,362)	$290,278
Comprehensive income	$291,185	$312,017	$252	$(312,269)	$291,185

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,731,248	$32,331	$(2,906)	$2,760,673
Cost of sales	—	2,251,296	30,537	(2,906)	2,278,927
Gross profit	—	479,952	1,794	—	481,746
Selling, general and administrative expenses	3,149	78,283	3,977	—	85,409
(Loss) income from operations	(3,149)	401,669	(2,183)	—	396,337
Interest expense	(38,403)	(46)	—	—	(38,449)
Other income (expense), net	6,410	(2,090)	(24)	—	4,296
(Loss) income before income taxes	(35,142)	399,533	(2,207)	—	362,184
(Benefit from) provision for income taxes	(11,858)	142,247	(728)	—	129,661
Equity in net income of subsidiaries	255,807	—	—	(255,807)	—
Net income (loss)	$232,523	$257,286	$(1,479)	$(255,807)	$232,523
Comprehensive income (loss)	$225,981	$251,474	$(2,209)	$(249,265)	$225,981

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$290,278	$312,038	$(676)	$(311,362)	$290,278
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,149	107,191	2,410	—	110,750
Deferred income taxes	(176)	3,932	629	—	4,385
Net changes in working capital and other	(310,163)	95,909	(1,898)	311,362	95,210
Net cash (used for) provided by operating activities	(18,912)	519,070	465	—	500,623
Cash flows from investing activities
Additions to property, plant and equipment	—	(234,713)	(750)	—	(235,463)
Construction of assets pending sale-leaseback	—	(5,484)	—	—	(5,484)
Proceeds from disposition of assets	—	414	21	—	435
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Proceeds from sales of equity securities	3	47,652	—	—	47,655
Purchase of investments	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	471	—	—	471
Net cash provided by (used for) investing activities	3	(194,621)	34	—	(194,584)
Cash flows from financing activities
Intercompany financing	317,185	(321,273)	4,088	—	—
Capitalized debt issuance costs	(2,221)	—	—	—	(2,221)
Dividends paid	(22,345)	—	—	—	(22,345)
Proceeds from borrowings	248,818	—	—	—	248,818
Proceeds from exercise of stock options	6,627	—	—	—	6,627
Repayment of borrowings	(250,000)	—	—	—	(250,000)
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	96,433	—	—	—	96,433
Net cash provided by (used for) financing activities	383,713	(321,273)	4,088	—	66,528
Net increase in cash and cash equivalents	364,804	3,176	4,587	—	372,567
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of period	$1,168,124	$5,693	$24,651	$—	$1,198,468

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$232,523	$257,286	$(1,479)	$(255,807)	$232,523
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,290	95,486	2,757	—	99,533
Deferred income taxes	(1,430)	21,010	(145)	—	19,435
Net changes in working capital and other	(255,859)	(104,494)	(2,592)	255,807	(107,138)
Net cash (used for) provided by operating activities	(23,476)	269,288	(1,459)	—	244,353
Cash flows from investing activities
Additions to property, plant and equipment	—	(110,887)	(936)	—	(111,823)
Proceeds from disposition of assets	—	2,453	3	—	2,456
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Purchase of investments	—	(29,877)	—	—	(29,877)
Settlements of derivative instruments	—	(331)	—	—	(331)
Net cash used for investing activities	—	(138,642)	(170)	—	(138,812)
Cash flows from financing activities
Intercompany financing	129,251	(129,158)	(93)	—	—
Capitalized debt issuance costs	(2,540)	—	—	—	(2,540)
Dividends paid	(13,359)	—	—	—	(13,359)
Proceeds from exercise of stock options	5,323	—	—	—	5,323
Repurchase of common stock for treasury	(19)	—	—	—	(19)
Utilization of restricted cash	33,694	—	—	—	33,694
Net cash provided by (used for) financing activities	152,350	(129,158)	(93)	—	23,099
Net increase (decrease) in cash and cash equivalents	128,874	1,488	(1,722)	—	128,640
Cash and cash equivalents at beginning of period	611,158	53	19,088	—	630,299
Cash and cash equivalents at end of period	$740,032	$1,541	$17,366	$—	$758,939

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Beginning in 2009 and continuing through the third quarter of 2012, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene since 2010 has resulted in increased sales volumes and improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that increases in worldwide ethylene and ethylene derivative capacity, which have occurred over the past four years, primarily in the Middle East and Asia, may continue. As a result, our Olefins segment operating margins may be negatively impacted.
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
Recent Developments
In October 2012, we announced that we were converting the feedstock for our Calvert City, Kentucky ethylene plant from propane to ethane and increasing ethylene capacity from 450 million pounds annually to 630 million pounds annually. This expansion and feedstock conversion is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by late 2014.
In September 2012, we completed planned major maintenance activities, or turnaround, of the styrene plant at our Lake Charles, Louisiana complex. The unit was restarted after 87 days. Income from operations for the third quarter of 2012 was negatively impacted as a result of the unabsorbed fixed manufacturing costs related to the turnaround.
We previously announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. In September 2012, we announced that we expect to complete the expansion of one of the two ethylene units by the first quarter of 2013. The first cracker expansion is expected to increase ethylene capacity by approximately 230 - 240 million pounds annually, while also increasing feedstock flexibility. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. We expect this project will be funded with cash on hand, cash flow from operations, and, if necessary, our revolving credit facility and other external financing. In addition, we are currently evaluating expansion plans to increase the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex.

On July 17, 2012, we issued $250.0 million aggregate principal amount of 3.60% senior notes due 2022 (the “2022 Notes”). On July 30, 2012, we voluntarily redeemed all $250.0 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2016 (the “2016 Notes”), at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. We used the net proceeds from the issuance of the 2022 Notes, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, we recognized $7.1 million in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net external sales
Olefins
Polyethylene	$431,614	$444,077	$1,275,057	$1,358,631
Ethylene, styrene and other	108,171	251,597	669,718	587,438
Total Olefins	539,785	695,674	1,944,775	1,946,069
Vinyls
PVC, caustic soda and other	191,310	198,046	569,316	583,214
Building products	90,080	74,652	255,909	231,390
Total Vinyls	281,390	272,698	825,225	814,604
Total	$821,175	$968,372	$2,770,000	$2,760,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income (loss) from operations
Olefins	$124,452	$105,353	$409,550	$383,376
Vinyls	24,059	16,123	67,724	23,565
Corporate and other	(5,994)	(4,145)	(18,154)	(10,604)
Total income from operations	142,517	117,331	459,120	396,337
Interest expense	(11,934)	(12,727)	(35,682)	(38,449)
Debt retirement costs	(7,082)	—	(7,082)	—
Gain from sales of equity securities	477	—	16,429	—
Other income, net	1,222	1,457	3,676	4,296
Provision for income taxes	38,236	38,131	146,183	129,661
Net income	$86,964	$67,930	$290,278	$232,523
Diluted earnings per share	$1.30	$1.01	$4.33	$3.48

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	(14.4)%	(8.1)%	(9.8)%	9.8%
Vinyls	(19.4)%	22.6%	(4.5)%	5.8%
Company average	(15.8)%	0.6%	(8.3)%	8.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average industry prices (1)
Ethane (cents/lb)	11.4	26.3	14.6	24.8
Propane (cents/lb)	21.2	36.4	24.7	34.7
Ethylene (cents/lb) (2)	52.1	60.4	57.8	57.5
Polyethylene (cents/lb) (3)	91.3	96.0	95.1	98.8
Styrene (cents/lb) (4)	77.7	73.3	75.3	74.5
Caustic soda ($/short ton) (5)	611.7	570.0	598.3	525.6
Chlorine ($/short ton) (6)	262.5	348.3	268.1	338.3
PVC (cents/lb) (7)	52.5	55.0	54.8	52.1
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)
Represents average North American contract prices of PVC over the period as reported by IHS Chemical. During the first quarter of 2012, IHS Chemical made a 23 cents per pound non-market downward adjustment to PVC resin prices. For comparability, we adjusted both prior year periods’ PVC resin price downward by 23 cents per pound consistent with the IHS Chemical non-market adjustment.

Summary
For the quarter ended September 30, 2012, net income was $87.0 million, or $1.30 per diluted share, on net sales of $821.2 million. This represents an increase in net income of $19.1 million, or $0.29 per diluted share, over the quarter ended September 30, 2011 net income of $67.9 million, or $1.01 per diluted share, on net sales of $968.4 million. Income before income taxes for the third quarter of 2012 was negatively impacted by $17.6 million related to debt retirement costs ($7.1 million) and the unabsorbed fixed manufacturing costs associated with a planned outage of our styrene plant in Lake Charles ($10.5 million). Net sales for the third quarter of 2012 decreased by $147.2 million compared to net sales for the third quarter of 2011, mainly attributable to lower sales prices for most of our major products and lower sales volume for styrene, partially offset by higher polyethylene, ethylene, PVC resin and building products sales volumes. Income from operations was $142.5 million for the third quarter of 2012 as compared to $117.3 million for the third quarter of 2011. Income from operations for the third quarter of 2012 benefited primarily from improved olefins and vinyls integrated product margins predominantly due to lower feedstock and energy costs, higher sales volumes for polyethylene and our major vinyls products and higher operating rates as compared to the prior year period. Industry ethane prices declined 56.7% and industry propane prices declined 41.8% in the third quarter of 2012 as compared to the third quarter of 2011.
For the nine months ended September 30, 2012, net income was $290.3 million, or $4.33 per diluted share, on net sales of $2,770.0 million. This represents an increase in net income of $57.8 million, or $0.85 per diluted share, from the nine months ended September 30, 2011 net income of $232.5 million, or $3.48 per diluted share, on net sales of $2,760.7 million. Net sales for the nine months ended September 30, 2012 increased marginally by $9.3 million compared to the prior year period mainly due to higher ethylene and feedstock sales volumes, mostly offset by lower sales prices for most of our major products. Income from operations was $459.1 million for the nine months ended September 30, 2012 as compared to $396.3 million for the nine months ended September 30, 2011. The increase in income from operations was primarily attributable to higher vinyls and olefins integrated product margins as compared to the prior year period. The improved margins were predominantly due to a significant decrease in feedstock costs as industry ethane prices decreased 41.1% and industry propane prices decreased 28.8%. Income from operations for the nine months ended September 30, 2011 was negatively impacted by a number of factors, including an unscheduled outage at one of our ethylene units in Lake Charles caused by a weather related power supply failure from a third party power provider, the turnaround of our Calvert City facility, the closure of our

Springfield, Kentucky PVC pipe production facility and higher operating costs resulting from a reduction in our ethylene operating rates in Lake Charles in the first quarter of 2011 due to a fire at a third party storage facility in Mont Belvieu, Texas.
RESULTS OF OPERATIONS
Third Quarter 2012 Compared with Third Quarter 2011
Net Sales. Net sales decreased by $147.2 million, or 15.2%, to $821.2 million in the third quarter of 2012 from $968.4 million in the third quarter of 2011, primarily attributable to lower sales prices for most of our major products and lower sales volumes for styrene, partially offset by higher polyethylene, ethylene, PVC resin and building products sales volumes. Average sales prices for the third quarter of 2012 decreased by 15.8% as compared to the third quarter of 2011. Overall sales volume increased marginally by 0.6% as compared to the third quarter of 2011.
Gross Profit. Gross profit margin percentage increased to 21.0% for the third quarter of 2012 from 15.2% for the third quarter of 2011, driven mainly by improved olefins and vinyls integrated product margins attributable to lower feedstock and energy costs. The third quarter 2012 gross profit margin percentage also benefited from higher sales volume for our major vinyls products and higher operating rates. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 56.7% and 41.8% for ethane and propane, respectively, as compared to the third quarter of 2011. Sales prices decreased an average of 15.8% for the third quarter of 2012 as compared to the third quarter of 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2012 of $29.7 million were comparable to the prior year period amount of $29.7 million as an increase in payroll and related labor costs, including incentive compensation, were largely offset by decreases in consulting fees and the facility fee for our senior secured revolving credit facility.
Interest Expense. Interest expense decreased by $0.8 million to $11.9 million in the third quarter of 2012 from $12.7 million in the third quarter of 2011 largely as a result of lower interest rates for the 2022 Notes as compared to the 2016 Notes. Debt balances remained relatively unchanged from the prior year period.
Debt Retirement Costs. We recognized $7.1 million in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs as a result of the early redemption of the 2016 Notes.
Gain from Sales of Equity Securities. We completed the liquidation of our holdings of available-for-sale securities in the third quarter of 2012. As a result of the disposition, we recognized a gain of $0.5 million in non-operating income in the third quarter of 2012.
Other Income, Net. Other income, net decreased to $1.2 million in the third quarter of 2012 from $1.5 million in the third quarter of 2011, mainly due to lower equity in income from our joint ventures, partially offset by higher interest income attributable to higher average cash balances in the third quarter of 2012.
Income Taxes. The effective income tax rate was 30.5% for the third quarter of 2012. The effective income tax rate for the third quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits, the domestic manufacturing deduction and a reduction in state income taxes. The effective income tax rate was 36.0% for the third quarter of 2011. The effective income tax rate for the third quarter of 2011 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales decreased by $155.9 million, or 22.4%, to $539.8 million in the third quarter of 2012 from $695.7 million in the third quarter of 2011, predominantly due to lower sales prices for most of our major products, partially offset by higher polyethylene and ethylene sales volumes as compared to the prior year period. In addition, styrene sales volume was negatively impacted by the turnaround of the styrene plant in Lake Charles, which was down for most of the third quarter of 2012. Average sales prices for the Olefins segment decreased by 14.4% in the third quarter of 2012 as compared to the third quarter of 2011. Average sales volumes decreased by 8.1% in the third quarter of 2012 as compared to the third quarter of 2011.
Income from Operations. Income from operations increased by $19.1 million, or 18.1%, to $124.5 million in the third quarter of 2012 from $105.4 million in the third quarter of 2011. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved primarily as a result of significantly lower feedstock and energy costs, which were only partially offset by lower sales prices. Third quarter 2012 income from operations was negatively impacted by the lost production, as well as the expensing of $10.5 million related to the unabsorbed fixed manufacturing costs from the scheduled shut down of the styrene plant in Lake Charles. Trading activity in the third quarter of 2012 resulted in a gain of $0.2 million as compared to a gain of $0.4 million in the third quarter of 2011.
Vinyls Segment
Net Sales. Net sales increased by $8.7 million, or 3.2%, to $281.4 million in the third quarter of 2012 from $272.7 million in the third quarter of 2011. This increase was mainly attributable to higher sales volumes for all major products, partially offset by lower sales prices for all major products. Average sales prices for the Vinyls segment decreased by 19.4% in the third quarter of 2012 as compared to the third quarter of 2011. Average sales volumes for the Vinyls segment increased by 22.6% in the third quarter of 2012 as compared to the third quarter of 2011.
Income from Operations. Income from operations increased by $8.0 million, or 49.7%, to $24.1 million in the third quarter of 2012 from $16.1 million in the third quarter of 2011. This increase was primarily driven by lower feedstock costs, improved building products margin and higher operating rates as compared to the prior year period. While operating results for the third quarter of 2012 improved compared to the third quarter of 2011, our Vinyls segment continued to be negatively impacted by weakness in the U.S. construction markets and budgetary constraints in municipal spending.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Net Sales. Net sales increased marginally by $9.3 million, or 0.3%, to $2,770.0 million for the first nine months of 2012 from $2,760.7 million for the first nine months of 2011, primarily driven by higher ethylene and feedstock sales volumes, mostly offset by lower sales prices for most of our major products. Average sales prices for the first nine months of 2012 decreased by 8.3% as compared to the first nine months of 2011. Overall sales volume increased by 8.6% as compared to the first nine months of 2011.
Gross Profit. Gross profit margin percentage of 19.7% for the nine months ended September 30, 2012 increased from the 17.4% gross profit margin percentage for the nine months ended September 30, 2011. The improvement in gross profit margin percentage was predominantly due to lower feedstock and energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 41.1% and 28.8% for ethane and propane, respectively, as compared to the nine months ended September 30, 2011. Sales prices decreased an average of 8.3% for the nine months ended September 30, 2012 as compared to the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2012 increased by $2.2 million as compared to the nine months ended September 30, 2011 mainly attributable to expenses associated with our terminated proposal to acquire Georgia Gulf Corporation (“Georgia Gulf”) and an increase in payroll and related labor costs, including incentive compensation, partially offset by decreases in consulting fees and the facility fee for our senior secured revolving credit facility.
Interest Expense. Interest expense decreased by $2.7 million to $35.7 million in the first nine months of 2012, largely due to increased capitalized interest on major capital projects in the first nine months of 2012 and lower interest rates for the 2022 Notes as compared to the 2016 Notes. Debt balances remained relatively unchanged from the prior year period.
Debt Retirement Costs. We recognized $7.1 million in non-operating expense in the first nine months of 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs as a result of the early redemption of the 2016 Notes.
Gain from Sales of Equity Securities. We liquidated our holdings of available-for-sale securities in the second and third quarters of 2012. As a result of the disposition, we recognized a gain of $16.4 million in non-operating income in the first nine months of 2012.
Other Income, Net. Other income, net decreased by $0.6 million to $3.7 million in the first nine months of 2012 from $4.3 million in the first nine months of 2011 as lower equity in income from our joint ventures was mostly offset by higher interest income attributable to higher average cash balances in the first nine months of 2012.
Income Taxes. The effective income tax rate was 33.5% for the nine months ended September 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes. The effective income tax rate was 35.8% for the nine months ended September 30, 2011. The effective income tax rate for the 2011 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.

Olefins Segment
Net Sales. Net sales for the nine months ended September 30, 2012 of $1,944.8 million were comparable to net sales for the nine months ended September 30, 2011 of $1,946.1 million as higher ethylene and feedstock sales volumes were offset by lower sales prices for all of our major products. Average sales prices for the Olefins segment decreased by 9.8% in the first nine months of 2012 as compared to the first nine months of 2011. Average sales volumes increased by 9.8% in the first nine months of 2012 as compared to the first nine months of 2011.
Income from Operations. Income from operations increased by $26.2 million, or 6.8%, to $409.6 million in the first nine months of 2012 from $383.4 million in the first nine months of 2011. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved as a result of lower feedstock and energy costs, which were only partially offset by lower sales prices. Income from operations for the first nine months of 2012 was negatively impacted by the unabsorbed fixed manufacturing costs from the scheduled shut down of the styrene plant in Lake Charles. Trading activity for the nine months ended September 30, 2012 resulted in a loss of $0.8 million as compared to a gain of $0.8 million for the prior year period. The first nine months of 2011 were negatively impacted by lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred in connection with the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third party storage facility at Mont Belvieu.
Vinyls Segment
Net Sales. Net sales increased by $10.6 million, or 1.3%, to $825.2 million for the nine months ended September 30, 2012 from $814.6 million for the nine months ended September 30, 2011. This increase was primarily attributable to higher building products and caustic sales prices and sales volumes, partially offset by lower PVC resin sales prices as compared to the prior year period. Average sales prices for the Vinyls segment decreased by 4.5% in the first nine months of 2012 as compared to the first nine months of 2011, while average sales volumes increased by 5.8%.
Income from Operations. Income from operations increased by $44.1 million to $67.7 million for the nine months ended September 30, 2012 from $23.6 million for the nine months ended September 30, 2011. This increase was predominantly driven by lower feedstock and energy costs and higher caustic and building products sales volumes as compared to the prior year period. The 2012 period income from operations was negatively impacted by an unscheduled shut down of our Geismar, Louisiana vinyls complex and lower operating rates at that complex as a result of operational issues related to a fire at the complex in March 2012. We expensed approximately $11.0 million of costs associated with that event in the first nine months of 2012. The Vinyls segment’s operating results for the first nine months of 2011 were negatively impacted by the turnaround at the Calvert City facility and the closure of the Springfield PVC pipe facility.
CASH FLOW DISCUSSION FOR NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
Cash Flows
Operating Activities
Operating activities provided cash of $500.6 million in the first nine months of 2012 compared to cash provided of $244.4 million in the first nine months of 2011. The $256.2 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital requirements, as compared to the prior year period. Income from operations increased by $62.8 million in the first nine months of 2012 primarily as a result of higher vinyls and olefins integrated product margins as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $115.3 million in the first nine months of 2012, compared to $108.0 million of cash used in the first nine months of 2011, a favorable change of $223.3 million. This change was mainly due to a decrease in inventory and accounts receivable during the 2012 period primarily attributable to lower feedstock costs and lower average sales prices.
Investing Activities
Net cash used for investing activities during the first nine months of 2012 was $194.6 million as compared to net cash used for investing activities of $138.8 million in the first nine months of 2011. Capital expenditures were $235.5 million in the first nine months of 2012 compared to $111.8 million in the first nine months of 2011. The higher capital expenditures in the 2012 period were largely attributable to capital expenditures incurred on the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and the modernization of the ethylene furnaces at our Calvert City complex. The remaining capital expenditures in the first nine months of 2012 and capital expenditures in the first nine months of 2011 primarily related to projects to improve production capacity or reduce costs and safety and environmental projects at our various facilities. Construction of assets pending sale-leaseback totaled $5.5 million in the first nine months of 2012 and pertained to the construction of transportation equipment. Purchases of equity securities in the first nine months of 2012 totaled $3.0 million and comprised of shares of Georgia Gulf common stock. We received aggregate proceeds of $47.7 million from the sale of all our available-for-sale equity securities during the first nine months of 2012. The 2011 period activity was primarily related to the $29.9 million purchase of these equity securities.
Financing Activities
Net cash provided by financing activities during the first nine months of 2012 was $66.5 million as compared to net cash provided of $23.1 million in the first nine months of 2011. The 2012 period activity was primarily related to proceeds of $248.8 million from the issuance of the 2022 Notes, which was offset by the optional redemption of $250.0 million of 2016 Notes. In addition, we received proceeds of $6.6 million from the exercise of stock options and a $96.4 million draw-down of our restricted cash for use for eligible capital expenditures in the 2012 period. As of September 30, 2012, we had drawn down all of our restricted cash. Net cash provided by financing activities was partially offset by the $10.8 million of repurchases of shares of our common stock, the $22.3 million payment of cash dividends and $2.2 million of debt issuance costs associated with the issuance of the 2022 Notes. The 2011 period activity was mainly related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $13.4 million payment of cash dividends.
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
In October 2012, we announced that we were converting the feedstock for our Calvert City ethylene plant from propane to ethane and increasing ethylene capacity from 450 million pounds annually to 630 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by late 2014. These projects are currently estimated to cost in the range of $210.0 million to $240.0 million. Further, in December 2011, we announced plans to perform a major modernization of the ethylene furnaces at our Calvert City complex. We currently expect the modernization to be completed by mid-2013. This capital project is currently estimated to cost approximately $40.0 million.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units by the first quarter of 2013. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market.
In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $370.0 million to $420.0 million and is targeted for start-up in the second half of 2013.
These projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, our revolving credit facility and other external financing. As of September 30, 2012, we had incurred a total cost of approximately $231.3 million on these capital projects.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of September 30, 2012, we had repurchased 284,493 shares of our common stock for an aggregate purchase price of approximately $13.3 million under this program. We did not repurchase any shares under this program during the three months ended September 30, 2012. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions may depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. At September 30, 2012, the borrowing base of our credit facility was $382.1 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amounts of accounts receivable and inventory, which make up the borrowing base.
Cash and Restricted Cash
Total cash balances were $1,198.5 million at September 30, 2012, which was comprised of cash and cash equivalents. We had no restricted cash balance at September 30, 2012. In addition, we have a revolving credit facility available to supplement cash if needed, as described under “Debt” below.
Debt
As of September 30, 2012, our long-term debt, including current maturities, totaled $763.7 million, consisting of $250.0 million principal amount of 2022 Notes (less the unamortized discount of $1.2 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the “6 ½% GO Zone Senior Notes Due 2035”), $65.0 million of 6 ½% senior notes due 2035 (the “6 ½% IKE Zone Senior Notes Due 2035”) (collectively but excluding the 2022 Notes, the “Senior Notes”) and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the “Authority”), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority’s tax-exempt revenue bonds, respectively. As of September 30, 2012, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2012, we were in compliance with all of the covenants with respect to the 2022 Notes, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.
At September 30, 2012, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2012, we had outstanding letters of credit totaling $16.2 million and borrowing availability of $365.9 million under the revolving credit facility.
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
In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” in the 2011 Form 10-K for more information on the revolving credit facility.

GO Zone and IKE Zone Bonds
As of September 30, 2012, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” in the 2011 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.1875 per share). If the restrictions were currently effective, distributions in excess of $100.0 million would not be allowed unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
3.60% Senior Notes due 2022 and 6 5/8% Senior Notes due 2016
On July 17, 2012, we issued $250.0 million aggregate principal amount of the 2022 Notes, the net proceeds of which, together with cash on hand, were used, on July 30, 2012 to redeem all $250.0 million principal amount of the 2016 Notes, at the redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. As a result of the early redemption of the 2016 Notes, we recognized $7.1 million in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs.
The 2022 Notes are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 2022 Notes prior to maturity. We may optionally redeem the 2022 Notes at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment of remaining unpaid principal and interest payments. On or after April 15, 2022, we may optionally redeem the 2022 Notes for 100% of the principal plus accrued interest. The holders of the 2022 Notes may require us to repurchase the 2022 Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a “change of control” and, within 60 days of such change of control, a “below investment grade rating event” (as such terms are defined in the indenture governing the 2022 Notes). All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 2022 Notes in excess of $5.0 million are guarantors of the 2022 Notes.
The indenture governing the 2022 Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expected” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion and feedstock conversion programs at our Lake Charles and Calvert City complexes;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2012, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.3 million. Additional information concerning derivative commodity instruments appears in Notes 8 and 9 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2012, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2012) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2012 was 0.34%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2012, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	—	$—	—	$86,698,000
August 2012	—	$—	—	$86,698,000
September 2012	—	$—	—	$86,698,000
	—	$—	—
_____________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of September 30, 2012, 284,493 shares of common stock had been acquired at an aggregate purchase price of $13.3 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

4.1
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260)

4.2	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.1)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
_____________

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 8, 2012	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2012	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)