Form 10-K
period 2012-12-31
WESTLAKE CHEMICAL CORP
filed 2013-02-22
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2012, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2012 of $52.26 on the New York Stock Exchange was approximately $1.0 billion.
There were 66,903,035 shares of the registrant's common stock outstanding as of February 15, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2013 Annual Meeting of Stockholders to be held on May 17, 2013.

INDUSTRY AND MARKET DATA
Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications, including information from IHS Chemical and Chemical Data, Inc. We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2012. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
NON-GAAP FINANCIAL MEASURES
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose so-called non-GAAP financial measures, primarily EBITDA. EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flow.
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

i

PART I

Item 1. Business
General
We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal business segments, Olefins and Vinyls, and we are an integrated producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer ("VCM") plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated producer of petrochemicals, polymers and building products. We achieved this by acquiring existing plants or constructing new plants (including our joint venture in China) and completing numerous capacity or production line expansions.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 15, 2013, we had 11.8 billion pounds per year of aggregate production capacity at 13 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.
Olefins Business
Products
Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 15, 2013 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,500	Polyethylene, ethylene dichloride ("EDC"), styrene, ethylene oxide/ethylene glycol
Low-Density Polyethylene ("LDPE")	1,500
High clarity packaging, shrink films, laundry and dry
   cleaning bags, ice bags, frozen foods packaging, bakery
   bags, coated paper board, cup stock, paper folding
   cartons, lids, closures and general purpose molding

Linear Low-Density Polyethylene ("LLDPE")	980	Heavy-duty films and bags, general purpose liners
Styrene	570	Disposables, packaging material, appliances, paints and coatings, resins and building materials
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.5 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City facility, all of which is used internally in the production of VCM. For the annual ethylene production capacity of our Vinyls business, see "Business—Vinyls Business." In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. In January 2013, we commenced the expansion of the Petro 2 ethylene unit at our Lake Charles complex as part of our previously announced expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. The Petro 2 ethylene unit expansion is expected to be completed in the first quarter of 2013 in conjunction with a planned maintenance turnaround and is expected to increase ethane-based ethylene capacity by approximately 230 - 240 million pounds annually in support of our ethylene integration strategy. The Petro 2 ethylene unit is expected to be down for approximately 60 days for the planned maintenance turnaround. The additional capacity from this expansion is expected to provide ethylene for existing internal uses. In addition, we plan to expand the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex, but we are still evaluating plans for this expansion.
Polyethylene. Polyethylene, the world's most widely consumed polymer, is used in the manufacture of a wide variety of film, coatings and molded product applications primarily used in packaging. Polyethylene is generally classified as either LDPE, LLDPE or high-density polyethylene ("HDPE"). The density correlates to the relative stiffness of the products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE are stronger than products produced from LDPE. LDPE is used in end products such as bread bags, dry cleaning bags, food wraps and milk carton and snack package coatings. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, plastic containers, plastic closures and pipe.
We are the largest producer of LDPE in North America based on capacity and, in 2012, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds of LLDPE per year in various different formulations. Our Lake Charles and Longview facilities have the capability to produce HDPE. We produce LDPE and LLDPE at both Lake Charles and Longview. We sell polyethylene to external customers as a final product in pellet form.
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
Feedstocks
We are highly integrated along our olefins product chain. We produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. One of our ethylene plants uses ethane as its feedstock and the other can use ethane, ethane/propane mix, propane, butane and naphtha. See "Olefins Business—Products—Ethylene" above with respect to our ethane-based ethylene capacity expansion project. We receive feedstock at our Lake Charles facility through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu, Texas to our Lake Charles complex. We also own a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview facility.
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
Marketing, Sales and Distribution
We have an internal sales force that sells our products directly to our customers. Our polyethylene customers are some of the nation's largest producers of film and flexible packaging.
We sell ethylene and ethylene co-products to external customers. Our primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. The majority of sales in our Olefins business are made under long-term agreements.
We typically ship our ethylene and propylene via pipeline systems that connect our ethylene plants to numerous external customers. We also have storage agreements and exchange agreements that allow us access to customers who are not directly connected to the pipeline system. We transport our polyethylene, styrene, crude butadiene and pyrolysis gasoline by rail or truck. Additionally, styrene can be transported by barge or ship.
No single customer accounted for 10% or more of net sales for the Olefins segment in 2012.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world's largest chemical companies, including Chevron Phillips Chemical Company LP, The Dow Chemical Company, ExxonMobil Chemical Company, INEOS (successor to BP Chemicals Ltd.), LyondellBasell Industries and NOVA Chemicals Corporation, a subsidiary of The International Petroleum Investment Company of the Emirate of Abu Dhabi.
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell building products fabricated from PVC, including pipe, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary manufacturing facilities are located in our Calvert City and Geismar, Louisiana complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. Our Geismar facility includes an EDC plant, a VCM plant and a PVC plant. As of February 15, 2013, we operated and owned 10 building product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, building products and PVC film and sheet. The following table illustrates our production capacities at February 15, 2013 by principal product and the end uses of these products:

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

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)
Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of building products from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market. In October 2012, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the announced planned increase in ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by late 2014.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.
Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Calvert City facility. We use our chlorine production in our VCM plants. We currently have the capacity to supply approximately 50% of our chlorine requirements internally. We purchase the remaining amount at market prices. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 electro chemical units ("ECUs"), or 700 million pounds, annually upon completion, bringing our total capacity to 625,000 ECUs, or 1.3 billion pounds, per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.
Ethylene. We use the ethylene produced at Calvert City internally to produce VCM, and Calvert City has the capacity to produce approximately 50% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Olefins business and from third party purchases. In October 2012, we announced a project for the conversion of the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, in December 2011, we announced plans to perform a major modernization of the ethylene production facility at our Calvert City complex. The modernization is expected to reduce costs and improve operating efficiency and energy consumption. We currently expect the modernization to be completed by mid-2013.
Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the "North American Pipe" brand. We also manufacture and market PVC fence, decking, windows and door profiles under the "Westech Building Products" brand. All of our building products are sold to external customers. All of the PVC we require for our building products is produced internally. The combined capacity of our 10 building products plants is 1.1 billion pounds per year.
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
Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the ethylene, all of the VCM and PVC and approximately 50% of our chlorine requirements used in our Vinyls business. The remainder of our chlorine requirements is purchased at market prices. Ethylene produced at our Calvert City facility utilizes propane feedstock. In October 2012, we announced a project for the conversion of the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. We purchase the salt required for our chlor-alkali plant pursuant to a long-term contract. We purchase electricity for our Calvert City facility production from the Tennessee Valley Authority under a long-term contract.
We are an integrated producer of vinyls with substantial downstream integration into building products. Our Calvert City and Geismar facilities supply all the PVC required for our building products plants. The remaining feedstocks for building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.
Marketing, Sales and Distribution
We are the second largest manufacturer of PVC pipe by capacity in the United States. We sell a majority of our PVC pipe through a combination of manufacturer's representatives and our internal sales force to distributors who serve the wholesale PVC pipe market. We use a regional sales approach that allows us to provide focused customer service and to meet the specified needs of individual customers. We use an internal sales force to market and sell our fence, window and door profiles. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market.
We sell substantially all of our caustic soda production to external customers, concentrating on customers in Calvert City's geographical area to minimize transportation costs.

No single customer accounted for 10% or more of net sales for the Vinyls segment in 2012.
Competition
Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Axiall Corporation (formerly known as Georgia Gulf Corporation), Oxy Chem, LP and Shintech, Inc.
Competition in the building products market is based on on-time delivery, product quality, customer service, product consistency and price. We compete in the building products market with other producers and fabricators including Diamond Plastics Corporation and JM Eagle. We are the second largest manufacturer of PVC pipe by capacity in the United States. We are also one of the largest manufacturers of PVC fence components by volume in the United States.
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
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the complex. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the complex, which does not include our nearby PVC facility, had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by us that have been invoiced to PolyOne to provide the environmental remediation services were $2.7 million and $3.3 million in 2012 and 2011, respectively. By letter dated March 16, 2010, PolyOne notified us that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to us. We intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Change in Regulatory Regime" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency ("EPA") requesting the EPA's assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. In June 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are currently conducting the RIFS.
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
EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of our ethylene units in Lake Charles, with a focus on leak detection and repair ("LDAR"). As a result of the audit, the EPA alleged that we had violated certain environmental laws and regulations pertaining to LDAR. We have agreed to settle this matter, subject to court approval, by paying a cash penalty of $0.5 million and have recorded an accrual in such amount.
General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures, and we are faced with instances of noncompliance from time to time. In 2012, we made capital expenditures of $4.4 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $10.0 million in 2013 and $13.0 million in 2014, respectively, related to environmental compliance. The expected 2013 and 2014 capital expenditures are relatively higher than the amounts we have actually spent related to environmental compliance in recent years in large part due to new EPA regulations such as the PVC maximum achievable control technology ("MACT") rules and increasingly stringent requirements associated with environmental permits. The remainder of the 2013 and 2014 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Employees
As of December 31, 2012, we had 1,895 employees in the following areas:

Category	Number
Olefins segment	719
Vinyls segment	1,049
Corporate and other	127

Approximately 11% of our employees are represented by labor unions, and all of these employees are working under collective bargaining agreements. The collective bargaining agreements expire in 2014. There have been no strikes or lockouts, and we have not experienced any work stoppages throughout our history. We believe that our relationship with the local union officials and bargaining committees is open and positive.
Technology
Historically, our technology strategy has been to selectively acquire licenses for and to improve upon third-party proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers' requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We own a patent portfolio of intellectual property developed by a focused research and process technology development group. We also evaluate and access third-party technology for our Olefins businesses. After acquiring a technology, we devote considerable effort to effectively employ the technology and further its development, with a view towards continuous improvement of our competitive position.
We license technology from a number of third-party providers as follows:

•	Kellogg Brown and Root technology and Chicago Bridge and Iron Lummus technology for our ethylene plants at Lake Charles;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	Badger EBMax technology for our styrene plant at Lake Charles;

•	INEOS technology to produce LLDPE and HDPE at Lake Charles and Longview;

•	Aspen Technology technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant at Calvert City; and

•	Chlorine Engineers membrane technology for our chlor-alkali plant at Geismar.
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
Available Information
Our Web site address is www.westlake.com. We make our Web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this Web site under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.westlake.com at "Investor Relations/Corporate Governance."

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
Some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
PVC industry operating rates have dropped from peak levels in the second half of 2006 to much lower levels in 2012. In addition, weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.
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
Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene, chlorine and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out ("FIFO") method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	international events and circumstances;

•	war, terrorism and civil unrest;

•	governmental regulation in the United States and abroad;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.
We believe that events in the Middle East have had a particular influence on demand, prices and margins in the past and may continue to do so in the future. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakening of the U.S. residential housing market since 2006 has had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.
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
Hostilities in the Middle East or elsewhere and/or the occurrence or threat of occurrence of terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.
A deterioration in global economic conditions may have a negative impact on our business and financial condition.
A deterioration in global economic conditions may have a negative impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. A deterioration in global economic conditions could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, a deterioration in global economic conditions could result in reduced demand for our products, which would have a negative impact on our revenues and profits. Further, reduced levels of accounts receivables and inventory may affect our credit facility borrowing base. Our credit facility allows us to borrow up to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with the agent under the credit facility and subject to a control agreement with the agent, minus (4) such reserves as the agent may establish.

Our inability to compete successfully may reduce our operating profits.
The petrochemical industry is highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world's largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of building products is affected by a variety of factors, including:

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
On April 17, 2012, the EPA promulgated MACT standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. In response to four petitions for reconsideration, the EPA initiated reconsideration of the PVC MACT and GACT rules in December 2012 and has announced that it expects to publish a Notice of Proposed Rulemaking in November 2013. We are currently evaluating the effect these new standards could have on our business. This rule or other new or proposed rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flow. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
Legislation to regulate emissions of greenhouse gases ("GHGs") has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha in 2012. In the U.S., the EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources, on an annual basis. Further, following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA finalized a rule to address permitting of GHG emissions from stationary sources under the Clean Air Act's New Source Review Prevention of Significant Deterioration ("PSD") and Title V programs. This final rule "tailors" the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to "best available control technology" standards for GHGs that will be established by the states or, in some instances, by the EPA on a case-by-case basis.
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
Although we seek to take preventive action, our operations are inherently subject to accidental spills, discharges or other releases of hazardous substances that may make us liable to governmental entities or private parties. This may involve contamination associated with our current and former facilities, facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination. In addition, we may be liable for existing contamination related to certain of our facilities for which, in some cases, we believe third parties are liable in the event such third parties fail to perform their obligations. For further discussion of such existing contamination, see Item 1, "Business—Environmental and Other Regulation."
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
As of December 31, 2012, we had total outstanding debt of $763.8 million, and our debt represented approximately 29% of our total capitalization. Our annual interest expense for 2012 was $43.0 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
These limitations are subject to a number of important qualifications and exceptions. However, the effectiveness of many of these restrictions in the indenture governing our senior notes is currently suspended under the indenture because our senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies.
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
Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets in the United States. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by implementing initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments put into effect a regulatory process that led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers' businesses could be adversely affected because of the cost of complying with these regulations.

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

•
our resources, including management resources, are limited and may be strained if we engage in a significant number of acquisitions, and acquisitions may divert our management's attention from initiating or carrying out programs to save costs or enhance revenues; and

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
As long as TTWF LP (the "principal stockholder") and its affiliates (the "principal stockholder affiliates") own a majority of our outstanding common stock, they will be able to exert significant control over us, and our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholder, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control all matters affecting us (some of which may present conflicts of interest), including:

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
Cautionary Statements about Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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

______________________________

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.
Olefins
Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.5 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. Our newest polyethylene plant has two production units that use gas phase technology to manufacture both LLDPE and HDPE. In January 2013, we commenced the expansion of the Petro 2 ethylene unit at our Lake Charles complex as part of our previously announced expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. The Petro 2 ethylene unit expansion is expected to be completed in the first quarter of 2013 in conjunction with a planned maintenance turnaround and is expected to increase ethane-based ethylene capacity by approximately 230 - 240 million pounds annually in support of our ethylene integration strategy. The Petro 2 ethylene unit is expected to be down for approximately 60 days for the planned maintenance turnaround. The additional capacity from this expansion is expected to provide ethylene for existing internal uses. In addition, we plan to expand the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex, but we are still evaluating plans for this expansion.
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
Our Longview facility consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview facility. The plants are located inside a large Eastman Chemical Company ("Eastman") facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from our Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce polyethylene at Longview are similar to the technologies that we employ at Lake Charles. The Longview facility has a total capacity of 1.1 billion pounds per year.

Vinyls
Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.1 billion pounds per year. Our large diameter PVC pipe facility has a capacity of approximately 77 million pounds per year. In October 2012, we announced a project for the conversion of the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by late 2014.
Our vinyls facility in Geismar is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year with related EDC capacity. In August 2010, we announced that we intend to proceed with the previously announced construction of a new chlor-alkali plant to be located at our vinyls manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 ECUs, or 700 million pounds, annually upon completion, bringing our total capacity to 625,000 ECUs, or 1.3 billion pounds, per year. The new plant will improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC, and increase caustic soda sales. The project is currently targeted for start-up in the second half of 2013.
As of February 15, 2013, we operated 10 building products plants, consisting of eight PVC pipe plants and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near our Calvert City complex and serve customers throughout the middle United States. The combined capacity of our building product plants is 1.1 billion pounds per year.
We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.
Headquarters
Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate under a lease that expires on December 31, 2014. See Note 16 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC within 120 days of December 31, 2012 pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Item 1, "Business—Environmental and Other Regulation," we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 65). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. He previously served as our Vice Chairman of the Board since May 1996. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In November 2010, Mr. Chao resigned as the Executive Chairman of Titan Chemicals Corp. Bhd., a position he held since June 2003. Prior to June 2003, he served as Titan's Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao received his Bachelor of Science degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 63). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 35 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.
M. Steven Bender (age 56). Mr. Bender has been our Senior Vice President and Chief Financial Officer since February 2008. In addition, Mr. Bender has served as our Treasurer since July 2011, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 56). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
Donald M. Condon, Jr. (age 63). Mr. Condon has been our Senior Vice President, Corporate Business Development since June 2012. From July 2008 to May 2012, Mr. Condon served as our Senior Vice President, Olefins and Corporate Business Development and from July 2006 to July 2008, he served as our Senior Vice President, Corporate Planning and Business Development. Prior to joining us, Mr. Condon served as the Managing Director of Titan Chemicals Corp. Bhd. from July 2003 to June 2006 and President & General Manager of Conoco Energy Ventures from 1998 until July 2003. He previously was employed by Conoco and DuPont in a variety of management and executive positions. In 2010, Mr. Condon was named a non-executive director of The Manitowoc Company, Inc. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Condon holds a B.B.A. from the University of Wisconsin.
David R. Hansen (age 62). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.

Jeffrey L. Taylor (age 59). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager-Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.
Andrew Kenner (age 48). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Prior to joining us, Mr. Kenner served as Vice President and General Manager of Valero Energy Corporation's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery and from August 2003 to August 2004, he served as Operations Director for Valero's Texas City Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 62). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.
Lawrence E. (Skip) Teel (age 54). Mr. Teel has been our Vice President, Olefins since July 2012. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
Stephen Wallace (age 66). Mr. Wallace has been our Vice President and General Counsel since December 2003 and our Secretary since July 2004. He began his legal career over 25 years ago at the law firm of Baker Botts L.L.P., which he left as a partner in 1993. He subsequently held senior corporate legal positions with Transworld Oil U.S.A., Inc. (1993-1996; 2002-2003), Oman Oil Company Ltd. (1996-1997), and Enron Global Exploration & Production Inc. and its affiliates (1997-2002). Mr. Wallace holds a B.A. from Rice University and a Ph.D. from Cornell University in linguistics, and received his J.D. from the University of Houston.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 15, 2013, there were 50 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2012
4th Quarter	$80.09	$70.00	$3.9375	(1)
3rd Quarter	75.51	52.11	0.1875
2nd Quarter	65.62	48.68	0.0738
1st Quarter	66.17	40.86	0.0738
Year Ended December 31, 2011
4th Quarter	$43.63	$32.31	$0.0738
3rd Quarter	54.91	34.28	0.0738
2nd Quarter	66.18	48.76	0.0635
1st Quarter	56.20	38.55	0.0635

______________________________

(1)	On December 12, 2012, we paid a regular quarterly dividend of $0.1875 per share and a special dividend of $3.75 per share.
Our credit facility and the indenture governing our senior notes restrict our ability to pay dividends or other distributions on our equity securities. However, the effectiveness of these restrictions in the indenture governing the senior notes is currently suspended because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" for additional information.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2012	—	$—	—	$86,698,000
November 2012	—	$—	—	$86,698,000
December 2012	—	$—	—	$86,698,000
Total	—	$—	—

______________________________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of December 31, 2012, 284,493 shares of our common stock had been acquired at an aggregate purchase price of approximately $13.3 million. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	712,320	$31.40	3,273,085
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	712,320	$—	3,273,085
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share and volume data)
Statement of Operations Data:
Net sales	$3,571,041	$3,619,848	$3,171,787	$2,325,723	$3,692,353
Gross profit	736,960	559,006	482,683	195,128	69,368
Selling, general and administrative expenses	121,609	112,210	104,319	87,871	98,908
Income (loss) from operations	615,351	446,796	378,364	107,257	(29,540)
Interest expense	(43,049)	(50,992)	(39,875)	(34,957)	(33,957)
Debt retirement costs	(7,082)	—	—	—	—
Gain from sales of equity securities	16,429	—	—	—	—
Other income, net (2)	3,520	5,628	4,471	6,453	5,475
Income (loss) before income taxes	585,169	401,432	342,960	78,753	(58,022)
Provision for (benefit from) income taxes	199,614	142,466	121,567	25,758	(28,479)
Net income (loss)	$385,555	$258,966	$221,393	$52,995	$(29,543)
Earnings (Loss) Per Share Information:(3)
Basic	$5.78	$3.89	$3.35	$0.80	$(0.45)
Diluted	$5.75	$3.87	$3.34	$0.80	$(0.45)
Weighted average shares outstanding
Basic	66,289,429	65,927,421	65,472,875	65,323,101	65,273,485
Diluted	66,641,495	66,300,158	65,676,664	65,421,390	65,273,485
Balance Sheet Data (end of period):
Cash and cash equivalents	$790,078	$825,901	$630,299	$245,592	$90,239
Marketable securities	124,873	—	—	—	—
Restricted cash	—	96,283	150,288	101,149	134,432
Working capital (4)	1,352,903	1,391,561	1,152,382	701,812	586,701
Total assets	3,412,196	3,266,821	2,954,144	2,446,356	2,286,989
Total debt	763,761	764,563	764,482	515,400	510,319
Stockholders' equity	1,872,256	1,756,312	1,505,070	1,284,982	1,239,060
Cash dividends declared per share (5)	$4.2725	$0.2746	$0.2420	$0.2200	$0.2050
Other Operating Data:
Cash flow from:
Operating activities	$624,054	$362,296	$283,284	$235,522	$186,089
Investing activities	(466,971)	(202,785)	(80,275)	(103,186)	(171,952)
Financing activities	(192,906)	36,091	181,698	23,017	51,188
Depreciation and amortization	144,541	131,397	128,732	123,199	111,926
Capital expenditures	386,882	176,843	81,269	99,769	172,561
EBITDA (6)	772,759	583,821	511,567	236,909	87,861
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,230	2,272	2,320	2,211	2,231
Styrene, feedstock and other	925	753	938	741	971
Vinyls Segment
PVC, caustic soda and other	1,822	1,749	1,542	1,346	1,538
Building products	423	403	593	613	627

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)	Other income, net is composed of interest income, equity income or loss, foreign exchange currency gains or losses, management fee income and other gains and losses.

(3)
As a result of an accounting standards update on earnings per share regarding participating securities that became effective on January 1, 2009, the Company is required to compute basic and diluted earnings per share under the two-class method. Accordingly, the weighted average shares for the year ended December 31, 2008 has been retrospectively adjusted and the loss per share calculation for the year ended December 31, 2008 has also been amended to reflect the new computation. The loss per share for the year ended December 31, 2008 has been adjusted, as necessary.

(4)	Working capital equals current assets less current liabilities.

(5)	Cash dividends declared for the year ended December 31, 2012 includes a special dividend of $3.75 per share paid on December 12, 2012.

(6)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income (loss) and to cash flow from operating activities.

Reconciliation of EBITDA to Net Income (Loss) and
to Cash Flow from Operating Activities

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
EBITDA	$772,759	$583,821	$511,567	$236,909	$87,861
Less:
(Provision for) benefit from income taxes	(199,614)	(142,466)	(121,567)	(25,758)	28,479
Interest expense	(43,049)	(50,992)	(39,875)	(34,957)	(33,957)
Depreciation and amortization	(144,541)	(131,397)	(128,732)	(123,199)	(111,926)
Net income (loss)	385,555	258,966	221,393	52,995	(29,543)
Changes in operating assets and liabilities	244,683	76,898	40,134	143,813	204,818
Equity in loss (income) of joint ventures	3,005	(427)	(2,212)	(3,818)	(621)
Deferred income taxes	(5,793)	14,114	14,153	31,207	(13,879)
Write-off of debt issuance costs	1,277	—	—	—	—
Impairment of long-lived assets	—	1,975	—	—	—
Gain from sales of equity securities	(16,429)	—	—	—	—
Loss from disposition of fixed assets	3,886	1,375	581	2,711	4,900
Stock-based compensation expense	6,127	6,391	6,164	5,638	4,178
Amortization of debt issuance costs	1,514	1,683	2,154	1,461	954
Provision for doubtful accounts	229	1,321	917	1,970	15,282
Other	—	—	—	(455)	—
Cash flow from operating activities	$624,054	$362,296	$283,284	$235,522	$186,089

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly since we began operations in 1986. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of significant capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed.
Beginning in 2009 and continuing through 2012, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers allowed a strong export market and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene since 2010 has resulted in improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
Weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry's inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, affected our Vinyls segment's operating results in 2010 and 2011. However, since late 2010, the PVC industry has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. However, looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.
While the economic environment continues to be challenging for our customers, we believe our customer base remains generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the global economic environment has been challenging to our business and, depending on the performance of the global economy in 2013 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.
We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene, chlorine and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, ethylene, chlorine, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past, and which may do so in the future include:

•	the availability of feedstock from shale gas and oil drilling;

•	shortages of raw materials due to increasing demand;

•	ethane, propane and liquefied natural gas exports;

•	capacity constraints due to construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.
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
As noted above in Item 1A, "Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concern about GHG emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.
Recent Developments
We previously announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. In January 2013, we commenced the expansion of the Petro 2 ethylene unit. This expansion is expected to be completed in the first quarter of 2013 in conjunction with a planned maintenance turnaround and is expected to increase ethane-based ethylene capacity by approximately 230 - 240 million pounds annually in support of our ethylene integration strategy. The Petro 2 ethylene unit is expected to be down for approximately 60 days for the planned maintenance turnaround. In addition, we plan to expand the ethane-based ethylene capacity of the second ethylene unit at our Lake Charles complex, but we are still evaluating plans for this expansion.
In October 2012, we announced a project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by late 2014.
On July 17, 2012, we issued $250.0 million aggregate principal amount of 3.60% senior notes due 2022 (the "3.60% Notes Due 2022"). On July 30, 2012, we voluntarily redeemed all $250.0 million aggregate principal amount of our outstanding 6 5/8% senior notes due 2016 (the "2016 Notes"), at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. We used the net proceeds from the issuance of the 3.60% Notes Due 2022, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, we recognized $7.1 million in non-operating expense in 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs.
On March 22, 2012, a fire occurred at the VCM unit at our Geismar vinyls complex, resulting in an unscheduled shut down of our Geismar complex. VCM is an intermediate product used in the production of PVC at that complex. We restarted the PVC and VCM plants at our Geismar complex in late April and mid May, respectively, but operated both plants at reduced capacity until we returned them to normal operations in June 2012. In addition to the lost production resulting from the shut down, we incurred repair costs and unabsorbed fixed manufacturing costs in connection with the shutdown, which negatively impacted our Vinyls segment's income from operations in 2012.

Results of Operations
Segment Data

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$1,658,551	$1,772,144	$1,656,203
Styrene, feedstock and other	841,427	795,698	605,009
Total olefins	2,499,978	2,567,842	2,261,212
Vinyls
PVC, caustic soda and other	743,275	757,314	558,156
Building products	327,788	294,692	352,419
Total vinyls	1,071,063	1,052,006	910,575
Total	$3,571,041	$3,619,848	$3,171,787

Income (loss) from operations
Olefins	$552,762	$459,266	$460,027
Vinyls	85,942	4,012	(62,429)
Corporate and other	(23,353)	(16,482)	(19,234)
Total income from operations	615,351	446,796	378,364
Interest expense	(43,049)	(50,992)	(39,875)
Debt retirement costs	(7,082)	—	—
Gain from sales of equity securities	16,429	—	—
Other income, net	3,520	5,628	4,471
Provision for income taxes	199,614	142,466	121,567
Net income	$385,555	$258,966	$221,393
Earnings per diluted share	$5.75	$3.87	$3.34

	Year Ended December 31,
	2012		2011
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	-6.9%	+4.3%	+16.1%	-2.6%
Vinyls	-3.3%	+5.1%	+19.2%	-3.7%
Company average	-5.9%	+4.5%	+17.0%	-2.9%

	Year Ended December 31,
	2012	2011	2010
Average industry prices (1)
Ethane (cents/lb)	13.4	25.8	20.2
Propane (cents/lb)	23.7	34.6	27.6
Ethylene (cents/lb) (2)	56.9	55.7	44.5
Polyethylene (cents/lb) (3)	94.3	97.3	88.7
Styrene (cents/lb) (4)	77.0	71.9	62.7
Caustic ($/short ton) (5)	607.5	547.5	365.4
Chlorine ($/short ton) (6)	264.8	330.2	322.9
PVC (cents/lb) (7)	55.3	52.0	43.3

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American acquisition prices of caustic soda (diaphragm grade) over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)
Represents average North American contract prices of PVC over the period as reported by IHS Chemical. During the first quarter of 2012, IHS Chemical made a 23 cents per pound non-market downward adjustment to PVC resin prices. For comparability, we adjusted both prior year periods' PVC resin price downward by 23 cents per pound consistent with the IHS Chemical non-market adjustment.

Summary
For the year ended December 31, 2012, we had net income of $385.6 million, or $5.75 per diluted share, on net sales of $3,571.0 million. This represents an increase in net income of $126.6 million, or $1.88 per diluted share, from 2011 net income of $259.0 million, or $3.87 per diluted share, on net sales of $3,619.8 million. Net sales for the year ended December 31, 2012 decreased $48.8 million to $3,571.0 million compared to net sales for 2011 of $3,619.8 million, primarily due to lower sales prices for most of our major products, offset by higher sales volumes of feedstock, building products and caustic. Income from operations was $615.4 million for the year ended December 31, 2012 as compared to $446.8 million for 2011, an increase of $168.6 million. Income from operations benefited mainly from a significant decrease in feedstock and energy costs. Industry ethane prices decreased 48.1% and industry propane prices decreased 31.5% in 2012 as compared to 2011. The 2011 income from operations was negatively impacted by the lost production, lost sales and higher operating costs associated with four separate events: an unscheduled outage at one of our ethylene units in Lake Charles caused by a weather related power supply failure from a third party power provider, the turnaround of our Calvert City facility, the closure of our Springfield, Kentucky PVC pipe production facility and higher operating costs resulting from a reduction in our ethylene operating rates in Lake Charles in the first quarter of 2011 due to a fire at a third party storage facility in Mont Belvieu.
2012 Compared with 2011
Net Sales. Net sales decreased by $48.8 million, or 1.3%, to $3,571.0 million in 2012 from $3,619.8 million in 2011. This decrease was mainly attributable to lower sales prices for most of our major products, offset by higher feedstock, building products and caustic sales volumes as compared to 2011. Average sales prices for 2012 decreased by 5.9% as compared to 2011. Overall sales volume increased by 4.5% in 2012 as compared to 2011.
Gross Profit. Gross profit margin percentage increased to 20.6% in 2012 from 15.4% in 2011. The improvement in gross profit margin percentage was predominantly due to significantly lower feedstock and energy costs, which were only partially offset by lower sales prices. Our raw material costs in both segments normally track industry prices, which experienced a decrease of 48.1% for ethane and 31.5% for propane in 2012 as compared to 2011. Sales prices decreased an average of 5.9% for 2012 as compared to 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.4 million, or 8.4%, in 2012 as compared to 2011. The increase was mainly attributable to expenses associated with our terminated proposal to acquire Georgia Gulf Corporation and an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in the facility fee for our senior secured revolving credit facility.
Interest Expense. Interest expense decreased by $8.0 million to $43.0 million in 2012 from $51.0 million in 2011, largely due to increased capitalized interest on major capital projects in 2012 and lower interest rates for the 3.60% Notes Due 2022 as compared to the 2016 Notes. Debt balances during 2012 remained relatively unchanged compared to 2011.
Debt Retirement Costs. We recognized $7.1 million in non-operating expense in 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs as a result of the early redemption of the 2016 Notes.
Gain from Sales of Equity Securities. We liquidated our holdings of available-for-sale securities, including shares of Georgia Gulf Corporation common stock, in the second and third quarters of 2012. As a result of the dispositions, we recognized a gain of $16.4 million in non-operating income in 2012.

Other Income, Net. Other income, net decreased by $2.1 million to $3.5 million in 2012 from $5.6 million in 2011, as lower equity in income from our joint ventures and higher foreign exchange currency losses were partially offset by higher interest income in 2012.
Income Taxes. The effective income tax rate was 34.1% in 2012 as compared to 35.5% in 2011. The effective income tax rate for 2012 was below the U.S. federal statutory rate of 35.0% primarily due to the domestic manufacturing deduction and state income tax credits, offset by state income taxes. The effective income tax rate for 2011 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, offset by state tax credits and the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales decreased by $67.8 million, or 2.6%, to $2,500.0 million in 2012 from $2,567.8 million in 2011 as higher feedstock sales volumes were more than offset by lower sales prices for most of our major products. Average sales prices for the Olefins segment decreased by 6.9% in 2012 as compared to 2011, while average sales volumes increased by 4.3% in 2012 as compared to 2011.
Income from Operations. Income from operations was $552.8 million in 2012 as compared to $459.3 million in 2011. This increase was mainly attributable to higher olefins integrated product margins as compared to 2011. Margins improved as a result of significantly lower feedstock and energy costs, which were only partially offset by lower sales prices. Trading activity for 2012 resulted in a loss of $11.6 million as compared to a gain of $2.0 million for 2011. Results for 2011 were negatively impacted by lost ethylene production, repair costs and unabsorbed fixed manufacturing costs incurred in connection with the unscheduled outage at one of our ethylene units in Lake Charles and the fire at a third party storage facility at Mont Belvieu.
Vinyls Segment
Net Sales. Net sales increased by $19.1 million, or 1.8%, to $1,071.1 million in 2012 from $1,052.0 million in 2011. This increase was primarily attributable to higher building products and caustic sales prices and sales volumes, partially offset by lower PVC resin sales prices as compared to 2011. Average sales prices for the Vinyls segment decreased by 3.3% in 2012 as compared to 2011, while average sales volumes increased by 5.1% in 2012 as compared to 2011.
Income from Operations. Income from operations was $85.9 million in 2012, an increase of $81.9 million when compared to the 2011 income from operations of $4.0 million. This increase was predominantly driven by lower feedstock and energy costs and higher caustic and building products sales volumes as compared to 2011. The income from operations for 2012 was negatively impacted by an unscheduled shut down of our Geismar vinyls complex and lower operating rates at that complex as a result of operational issues related to a March 2012 fire at the complex. We expensed approximately $10.5 million of costs associated with that event in 2012. The Vinyls segment's operating results for 2011 were negatively impacted by the turnaround at the Calvert City facility and the closure of the Springfield PVC pipe facility.
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
Cash Flows
Operating Activities
Operating activities provided cash of $624.1 million in 2012 compared to $362.3 million in 2011. The $261.8 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital requirements, as compared to 2011. Income from operations increased by $168.6 million in 2012 as compared to 2011 primarily as a result of higher olefins and vinyls integrated product margins. Changes in components of working capital, which we define for purposes of this cash flow discussion as net accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $115.5 million in 2012, compared to $44.4 million of cash used in 2011, a favorable change of $159.9 million. This change was mainly due to a decrease in inventory and accounts receivable during 2012 primarily attributable to lower feedstock costs and lower average sales prices.
Operating activities provided cash of $362.3 million in 2011 compared to $283.3 million in 2010. The $79.0 million increase in cash flows from operating activities was primarily due to an increase in income from operations and a decrease in working capital requirements, as compared to 2010, partially offset by higher income taxes paid. Income from operations increased by $68.4 million in 2011 as compared to 2010 primarily as a result of improved caustic margins, higher PVC resin and PVC pipe sales prices and higher PVC resin sales volume. Changes in components of working capital used cash of $44.4 million in 2011, compared to $85.8 million of cash used in 2010, a favorable change of $41.4 million. This change was primarily the result of an increase in inventory during the 2011 period that was smaller than the increase in inventory during the 2010 period. Income taxes paid was $126.3 million in 2011 as compared to $108.2 million in 2010.

Investing Activities
Net cash used for investing activities during 2012 was $467.0 million as compared to net cash used of $202.8 million in 2011. Capital expenditures were $386.9 million in 2012 compared to $176.8 million in 2011. The higher capital expenditures in 2012 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City complex. Capital expenditures in 2011 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of the ethylene unit at our Lake Charles complex. The remaining capital expenditures in 2012 and 2011 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. We expect to incur capital expenditures related to environmental compliance, including equipment replacement and upgrades to maintain compliance, of approximately $10.0 million and $13.0 million in 2013 and 2014, respectively. The expected 2013 and 2014 capital expenditures are relatively higher than the amounts we have actually spent related to environmental compliance in recent years in large part due to new EPA regulations such as the PVC MACT rules and increasingly stringent requirements associated with environmental permits. Construction of assets pending sale-leaseback and proceeds received from the sale of certain of these assets totaled $4.3 million and $2.3 million, respectively, in 2012 and pertained to transportation equipment. Purchases of securities in 2012 totaled $127.8 million and were comprised of short-term commercial paper and shares of Georgia Gulf Corporation common stock. We received aggregate proceeds of $47.7 million from the sale of all our available-for-sale equity securities in 2012.
Net cash used for investing activities during 2011 was $202.8 million as compared to net cash used of $80.3 million in 2010. Capital expenditures were $176.8 million in 2011 compared to $81.3 million in 2010. The higher capital expenditures in 2011 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and expenditures related to other capital projects to improve production capacity or reduce costs at our various facilities. The remaining capital expenditures in 2011 and capital expenditures in 2010 primarily related to maintenance, safety and environmental projects. Purchases of equity securities, primarily comprised of shares of Georgia Gulf Corporation common stock, and other investments totaled $30.3 million in 2011.
Financing Activities
Net cash used for financing activities during 2012 was $192.9 million as compared to net cash provided of $36.1 million in 2011. The 2012 activity was primarily related to a $285.5 million payment of cash dividends, which included a special dividend payment of approximately $250.6 million, $10.8 million of repurchases of shares of our common stock and $2.2 million of debt issuance costs associated with the issuance of the 3.60% Notes Due 2022. Net cash used for financing activities was partially offset by proceeds of $248.8 million from the issuance of the 3.60% Notes Due 2022, which was offset by the optional redemption of $250.0 million aggregate principal amount of the 2016 Notes. In addition, we received proceeds of $10.4 million from the exercise of stock options and a $96.4 million draw-down of our restricted cash for use for eligible capital expenditures in 2012. As of December 31, 2012, we had drawn down all of our restricted cash. The 2011 activity was mainly related to the draw-down of our restricted cash and the receipt of proceeds from the exercise of stock options, partially offset by the payment of cash dividends.
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
In October 2012, we announced a project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately

200 million pounds annually and is targeted for completion by late 2014. These projects are currently estimated to cost in the range of $210.0 million to $240.0 million in the aggregate. Further, in December 2011, we announced plans to perform a major modernization of the ethylene furnaces at our Calvert City complex. We currently expect the modernization to be completed by mid-2013. This capital project is currently estimated to cost approximately $40.0 million.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We currently expect to complete the expansion of one of the two ethylene units in the first quarter of 2013. This expansion is currently estimated to cost in the range of $110.0 million to $145.0 million. The additional capacity from this expansion is expected to provide ethylene for existing internal uses.
In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $370.0 million to $420.0 million and is targeted for start-up in the second half of 2013.
These capital projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of December 31, 2012, we had incurred a total cost of approximately $362.3 million on these capital projects.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of December 31, 2012, we had repurchased 284,493 shares of our common stock for an aggregate purchase price of approximately $13.3 million under this program. We did not repurchase any shares under this program during the three months ended December 31, 2012. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents, Current Marketable Securities and Restricted Cash
As of December 31, 2012, our cash, cash equivalents and current marketable securities totaled $915.0 million. We had no restricted cash balance at December 31, 2012. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2012, our long-term debt, including current maturities, totaled $763.8 million, consisting of $250.0 million principal amount of 3.60% Notes Due 2022 (less the unamortized discount of $1.1 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% Notes Due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of December 31, 2012, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2012, we were in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At December 31, 2012, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2012, we had outstanding letters of credit totaling $16.2 million and borrowing availability of $383.8 million under the revolving credit facility.
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
3.60% Senior Notes due 2022 and 6 5/8% Senior Notes due 2016
On July 17, 2012, we issued $250.0 million aggregate principal amount of the 3.60% Notes Due 2022, the net proceeds of which, together with cash on hand, were used, on July 30, 2012 to redeem all $250.0 million principal amount of the 2016 Notes, at the redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. As a result of the early redemption of the 2016 Notes, we recognized $7.1 million in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5.5 million and a write-off of $1.3 million in previously capitalized debt issuance costs.
The 3.60% Notes Due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% Notes Due 2022 prior to maturity. We may optionally redeem the 3.60% Notes Due 2022 at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, we may optionally redeem the 3.60% Notes Due 2022 for 100% of the principal plus accrued interest. The holders of the 3.60% Notes Due 2022 may require us to repurchase the 3.60% Notes Due 2022 at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% Notes Due 2022). All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% Notes Due 2022 in excess of $5.0 million are guarantors of the 3.60% Notes Due 2022.
The indenture governing the 3.60% Notes Due 2022 contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
GO Zone Bonds
In December 2010, the Authority completed the offering of $89.0 million of 6 ½% tax-exempt revenue bonds due November 1, 2035 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act"). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.

In July 2010, the Authority completed the reoffering of $100.0 million of 6 ½% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.
In December 2007, the Authority issued $250.0 million of 6 ¾% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.
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
In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2012, we had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
IKE Zone Bonds
In December 2010, the Authority completed the offering of $65.0 million of 6 ½% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption, repurchase by the holders upon a change of control or a change in or loss of the current tax status of the bonds and optional redemption by the Authority under terms substantially similar to the terms for the GO Zone Bonds.
In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2012, we had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2012 and 2011 was 0.30% and 0.20%, respectively.
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
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2012 relating to long-term debt, operating leases, pension benefits funding, post-retirement healthcare benefits, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges, liabilities for uncertain tax positions and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$763.8	$—	$—	$—	$763.8
Operating leases	99.8	19.5	31.6	22.6	26.1
Pension benefits funding	3.3	2.1	1.2	—	—
Post-retirement healthcare benefits	16.4	1.8	4.0	4.1	6.5
Unconditional purchase obligations	299.8	77.2	78.3	40.7	103.6
Interest payments	758.3	42.4	84.8	84.8	546.3
Total	$1,941.4	$143.0	$199.9	$152.2	$1,446.3
Other Commercial Commitments
Standby letters of credit	$16.2	$16.2	$—	$—	$—
Long-Term Debt. Long-term debt consists of the 3.60% Notes Due 2022, 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 and the tax-exempt waste disposal revenue bonds.
Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.
Pension Benefits Funding. We have noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. We expect to contribute approximately $2.1 million and $1.2 million in 2013 and 2014, respectively, for plan years 2012 and 2013. Funding requirements for our defined benefit pension plans have not been determined for plan years 2014 and beyond. Due to the uncertainty of the funding, no amounts with respect to such plan years have been included in the table above. Long-term liabilities for pension benefits were $23.0 million as of December 31, 2012. See the discussion in Note 8 to the consolidated financial statements for more information.
Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 8 to the consolidated financial statements for more information.

Unconditional Purchase Obligations. We are party to various unconditional obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. We also have various purchase commitments for our capital projects and for materials, supplies and services incident to the ordinary conduct of business which may not be unconditional and are not reflected in the table above.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2012 and assume contractual amortization payments.
Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $4.9 million issued to support obligations under our insurance programs, including workers' compensation claims and other commercial obligations.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate.
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
The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $144.5 million, $131.4 million and $128.7 million in 2012, 2011 and 2010, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. In 2012, we completed a turnaround at our styrene plant in Lake Charles. In 2011, we completed a major turnaround at our Calvert City facility. Total costs deferred on these turnarounds were $16.5 million in 2012 and $8.4 million in 2011. There were no planned major maintenance activities in 2010. Amortization in 2012, 2011 and 2010 of previously deferred turnaround costs was $17.0 million, $14.7 million and $15.0 million, respectively. As of December 31, 2012, deferred turnaround costs, net of accumulated amortization, totaled $29.1 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.

Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record equity securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2012, our recorded goodwill was $30.0 million, all of which was associated with the acquisition of our Longview facilities. In addition, we record all equity securities, derivative instruments and pension plan assets at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 8 and 12 to the consolidated financial statements for more information.
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2012, the projected pension benefit obligation was calculated using an assumed weighted average discount rate of 3.3%. The discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. As a result of the strong returns on plan assets that occurred during 2012 and the funding relief provided in the Moving Ahead for Progress in the 21st Century Act, we expect funding requirements for the pension plans to decrease in 2013. Additional information on the 2013 funding requirements and key assumptions underlying these benefit costs appear in Note 8 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2012, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $4.1 million, a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $0.8 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $12.0 million. Additional information concerning derivative commodity instruments appears in Notes 11 and 12 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2012, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2012) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2012 was 0.30%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2012, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Westlake Chemical Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Westlake's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2012 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 22, 2013

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$790,078	$825,901
Marketable securities	124,873	—
Accounts receivable, net	400,159	407,372
Inventories	399,298	490,777
Prepaid expenses and other current assets	14,700	12,495
Deferred income taxes	22,305	19,611
Total current assets	1,751,413	1,756,156
Property, plant and equipment, net	1,510,048	1,232,066
Equity investments	43,736	46,741
Restricted cash	—	96,283
Other assets, net
Intangible assets, net	48,292	49,063
Deferred charges and other assets, net	58,707	86,512
Total other assets, net	106,999	135,575
Total assets	$3,412,196	$3,266,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$217,050	$227,034
Accrued liabilities	181,460	137,561
Total current liabilities	398,510	364,595
Long-term debt	763,761	764,563
Deferred income taxes	326,290	330,791
Other liabilities	51,379	50,560
Total liabilities	1,539,940	1,510,509
Commitments and contingencies (Notes 7 and 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,187,224 and 66,601,909 shares issued at December 31, 2012 and 2011, respectively	672	666
Common stock, held in treasury, at cost; 284,493 and 69,816 shares at December 31, 2012 and 2011, respectively	(13,302)	(2,518)
Additional paid-in capital	496,254	467,796
Retained earnings	1,399,472	1,299,438
Accumulated other comprehensive loss	(10,840)	(9,070)
Total stockholders' equity	1,872,256	1,756,312
Total liabilities and stockholders' equity	$3,412,196	$3,266,821

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars, except share amounts and per share data)
Net sales	$3,571,041	$3,619,848	$3,171,787
Cost of sales	2,834,081	3,060,842	2,689,104
Gross profit	736,960	559,006	482,683
Selling, general and administrative expenses	121,609	112,210	104,319
Income from operations	615,351	446,796	378,364
Other income (expense)
Interest expense	(43,049)	(50,992)	(39,875)
Debt retirement costs	(7,082)	—	—
Gain from sales of equity securities	16,429	—	—
Other income, net	3,520	5,628	4,471
Income before income taxes	585,169	401,432	342,960
Provision for income taxes	199,614	142,466	121,567
Net income	$385,555	$258,966	$221,393

Earnings per common share:
Basic	$5.78	$3.89	$3.35
Diluted	$5.75	$3.87	$3.34

Weighted average shares outstanding:
Basic	66,289,429	65,927,421	65,472,875
Diluted	66,641,495	66,300,158	65,676,664

Dividends per common share	$4.2725	$0.2746	$0.2420

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars)
Net income	$385,555	$258,966	$221,393
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(4,301)	(6,620)	2,177
Amortization of benefits liability	2,340	1,985	2,277
Income tax provision on pension and other post-retirement benefits liability	753	1,820	(926)
Foreign currency translation adjustments	623	(407)	944
Available-for-sale investments
Unrealized holding gains on investments	14,582	1,848	—
Income tax provision on unrealized holding gains	(5,229)	(663)	—
Reclassification of net realized gain to net income	(10,538)	—	—
Other comprehensive (loss) income	(1,770)	(2,037)	4,472
Comprehensive income	$383,785	$256,929	$225,865

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
	(in thousands of dollars, except share amounts)
Balances at December 31, 2009	65,979,951	$660	—	$—	$442,469	$853,358	$(15,856)	$4,351	$—	$1,284,982
Net income	—	—	—	—	—	221,393	—	—	—	221,393
Other comprehensive income	—	—	—	—	—	—	3,528	944	—	4,472
Stock options exercised	173,014	2	—	—	3,745	—	—	—	—	3,747
Stock-based compensation, net of tax on stock options exercised	103,179	1	—	—	6,489	—	—	—	—	6,490
Dividends paid	—	—	—	—	—	(16,014)	—	—	—	(16,014)
Balances at December 31, 2010	66,256,144	663	—	—	452,703	1,058,737	(12,328)	5,295	—	1,505,070
Net income	—	—	—	—	—	258,966	—	—	—	258,966
Other comprehensive (loss) income	—	—	—	—	—	—	(2,815)	(407)	1,185	(2,037)
Common stock repurchased	—	—	69,816	(2,518)	—	—	—	—	—	(2,518)
Stock options exercised	274,872	3	—	—	5,341	—	—	—	—	5,344
Stock-based compensation, net of tax on stock options exercised	70,893	—	—	—	9,752	—	—	—	—	9,752
Dividends paid	—	—	—	—	—	(18,265)	—	—	—	(18,265)
Balances at December 31, 2011	66,601,909	666	69,816	(2,518)	467,796	1,299,438	(15,143)	4,888	1,185	1,756,312
Net income	—	—	—	—	—	385,555	—	—	—	385,555
Other comprehensive (loss) income	—	—	—	—	—	—	(1,208)	623	(1,185)	(1,770)
Common stock repurchased	—	—	214,677	(10,784)	—	—	—	—	—	(10,784)
Stock options exercised	522,425	5	—	—	10,364	—	—	—	—	10,369
Stock-based compensation, net of tax on stock options exercised	62,890	1	—	—	18,094	—	—	—	—	18,095
Dividends paid	—	—	—	—		(285,521)	—	—	—	(285,521)
Balances at December 31, 2012	67,187,224	$672	284,493	$(13,302)	$496,254	$1,399,472	$(16,351)	$5,511	$—	$1,872,256

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands of dollars)
Cash flows from operating activities
Net income	$385,555	$258,966	$221,393
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	144,541	131,397	128,732
Provision for doubtful accounts	229	1,321	917
Amortization of debt issuance costs	1,514	1,683	2,154
Stock-based compensation expense	6,127	6,391	6,164
Loss from disposition of fixed assets	3,886	1,375	581
Gain from sales of equity securities	(16,429)	—	—
Impairment of long-lived assets	—	1,975	—
Write-off of debt issuance costs	1,277	—	—
Deferred income taxes	(5,793)	14,114	14,153
Equity in loss (income) of joint ventures	3,005	(427)	(2,212)
Changes in operating assets and liabilities
Accounts receivable	6,450	(45,766)	(33,478)
Inventories	91,479	(40,749)	(80,611)
Prepaid expenses and other current assets	(2,205)	2,987	(7,217)
Accounts payable	(12,725)	20,311	25,644
Accrued liabilities	32,381	18,785	9,910
Other, net	(15,238)	(10,067)	(2,846)
Net cash provided by operating activities	624,054	362,296	283,284
Cash flows from investing activities
Additions to equity investments	—	—	(10,177)
Additions to property, plant and equipment	(386,882)	(176,843)	(81,269)
Construction of assets pending sale-leaseback	(4,308)	—	—
Proceeds from disposition of assets	471	2,880	914
Proceeds from repayment of loan to affiliate	1,192	1,192	763
Proceeds from sale-leaseback of assets	2,304	—	—
Proceeds from sales of equity securities	47,655	—	—
Purchase of securities and other investments	(127,834)	(30,265)	—
Settlements of derivative instruments	431	251	9,494
Net cash used for investing activities	(466,971)	(202,785)	(80,275)
Cash flows from financing activities
Capitalized debt issuance costs	(2,221)	(2,697)	(3,331)
Dividends paid	(285,521)	(18,265)	(16,014)
Proceeds from debt issuance	248,818	—	—
Proceeds from exercise of stock options	10,369	5,344	3,745
Repayment of debt	(250,000)	—	—
Repurchase of common stock for treasury	(10,784)	(2,518)	—
Utilization of restricted cash	96,433	54,227	197,298
Net cash (used for) provided by financing activities	(192,906)	36,091	181,698
Net (decrease) increase in cash and cash equivalents	(35,823)	195,602	384,707
Cash and cash equivalents at beginning of the year	825,901	630,299	245,592
Cash and cash equivalents at end of the year	$790,078	$825,901	$630,299

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Corporation (the "Company") operates as an integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises a controlling financial interest or the entity meets the definition of a variable interest entity. The Company owns a 59% interest in a PVC joint venture in China, Suzhou Huasu Plastics Company, Ltd., but accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. In addition, the Company has a 50% ownership interest in a natural gas liquids pipeline joint venture, Cypress Interstate Pipeline L.L.C., and accounts for its interest in this joint venture using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were $11,026 as of December 31, 2012.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.
Investments
Investments in debt and equity securities are classified as trading, available-for-sale or held-to-maturity. Investments classified as trading are carried at estimated fair value with changes in fair value currently recognized in earnings. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments classified as held-to-maturity are carried at amortized cost. The Company periodically reviews its available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Company believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Company's customers, the use of historical experience, the Company's accounts receivable aged trial balance, and specific collectibility analysis. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and high risk accounts as determined by the analysis of financial strength of customers are reviewed individually for collectibility.
Inventories
Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") or average method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $7,706, $693 and $22 for the years ended December 31, 2012, 2011 and 2010, respectively. Repair and maintenance costs are charged to operations as incurred.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The accounting guidance for asset retirement obligations requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs, when there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. The Company has conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of the Company's manufacturing facilities. However, no asset retirement obligations have been recognized because the fair value of the conditional legal obligation cannot be measured due to the indeterminate settlement date of the obligation. Settlement of these conditional asset retirement obligations is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows in any individual reporting period.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2012, the Company's recorded goodwill was $29,990, all of which was associated with the Company's Olefins segment. The annual impairment test for the recorded goodwill was performed as of October 31, 2012. The Company's impairment test indicated that its goodwill was not impaired. In addition, there has been no impairment of the goodwill since it was initially recorded.
Restricted Cash
Restricted cash, which is restricted as to withdrawal or usage, is classified separately from the cash and cash equivalents category on the Company's balance sheet. We had no restricted cash balance at December 31, 2012.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Exchanges
The Company enters into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method. As of December 31, 2012 and 2011, net exchange balances of $8,674 and $14,557, respectively, were included in accounts receivable, net.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rate as of the end of the year. Statement of operations items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded as a separate component of stockholders' equity.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride products and polyvinyl chloride pipe products. The Company performs periodic credit evaluations of the customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses.
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
Price Risk Management
The accounting guidance for derivative instruments and hedging activities requires that the Company recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.
The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 12 for a summary of the fair value of derivative instruments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Environmental Costs
Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of the liability.
Fair Value of Financial Instruments
The amounts reported in the balance sheet for cash and cash equivalents, current marketable securities, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company's debt at December 31, 2012 differs from the carrying value due to the Company's fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 12 for more information on the fair value of financial instruments.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Other
Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 6) are amortized over periods ranging from one to 20 years using the straight-line method.
Recent Accounting Pronouncements
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update changing some fair value measurement principles, such as by prohibiting the application of a blockage factor in fair value measurements and only requiring the application of the highest and best use concept when measuring nonfinancial assets. The accounting guidance requires, for recurring Level 3 fair value measurements, disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The accounting guidance further requires new disclosures about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value is disclosed. The Company adopted the new fair value measurement guidance as of January 1, 2012, and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.
Presentation of Other Comprehensive Income
In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The FASB issued another accounting standards update on the presentation of other comprehensive income in December 2011, deferring the effective date for amendments to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In the interim, reclassifications out of accumulated other comprehensive income should be presented consistent with the current presentation requirements. All other requirements of the June 2011 accounting standards update are not affected by the December 2011 update. With the exception of the presentation of reclassification adjustments of items out of accumulated other comprehensive income, the Company adopted the guidance pertaining to the presentation of other comprehensive income as of January 1, 2012, and the adoption did not have an impact on the Company's consolidated financial position or results of operations.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Testing Goodwill for Impairment
In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under current accounting guidance. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, but may resume performing the qualitative assessment in any subsequent period. The Company adopted the new goodwill impairment test guidance as of January 1, 2012, and the adoption did not have an impact on the Company's consolidated financial position or results of operations.
Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued an accounting standards update on disclosures for offsetting assets and liabilities. The new accounting guidance requires companies to disclose both gross and net information about (1) instruments and transactions eligible for offset in the statement of financial position, and (2) instruments and transactions subject to an agreement similar to a master netting arrangement. The accounting standards update will be effective for reporting periods beginning on or after January 1, 2013 and is not expected to have an impact on the Company's consolidated financial position or results of operations.
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
2. Current Marketable Securities
The Company had current marketable securities of $124,873 at December 31, 2012, consisting of short-term corporate debt securities with maturities exceeding three months at the date of acquisition. These debt securities are classified as held-to-maturity and are carried at amortized cost, which approximates their fair value. The Company has a policy of making investments only with commercial institutions that have at least an A2/P2 short-term credit rating.
3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2012	2011
Trade customers	$388,949	$391,401
Affiliates	258	122
Allowance for doubtful accounts	(11,172)	(10,969)
	378,035	380,554
Federal and state taxes	4,011	16,113
Other	18,113	10,705
Accounts receivable, net	$400,159	$407,372

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following at December 31:

	2012	2011
Finished products	$200,940	$234,830
Feedstock, additives and chemicals	143,912	207,899
Materials and supplies	54,446	48,048
Inventories	$399,298	$490,777
5. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2012	2011
Land	$13,963	$13,509
Building and improvements	137,658	135,049
Plant and equipment	2,131,933	2,039,050
Other	161,761	147,342
	2,445,315	2,334,950
Less: Accumulated depreciation	(1,287,050)	(1,196,845)
	1,158,265	1,138,105
Construction in progress	351,783	93,961
Property, plant and equipment, net	$1,510,048	$1,232,066
Construction of assets pending sale-leaseback included in property, plant and equipment, net in the consolidated balance sheet at December 31, 2012 was $2,004 and pertained to the construction of transportation equipment.
Depreciation expense on property, plant and equipment of $120,924, $110,268 and $105,744 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company recorded asset impairment charges of $1,975 associated with the closure of its Springfield, Kentucky PVC pipe facility in June 2011. See Note 17 for more information.
6. Other Assets
Other assets consist of the following at December 31:

	2012			2011			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology licenses	$44,548	$(41,413)	$3,135	$44,827	$(40,860)	$3,967	12
Patents	6,503	(3,956)	2,547	6,503	(3,306)	3,197	10
Customer relationships	17,649	(8,259)	9,390	17,649	(6,901)	10,748	13
Goodwill	29,990	—	29,990	29,990	—	29,990
Other	3,230	—	3,230	1,161	—	1,161
Total intangible assets	101,920	(53,628)	48,292	100,130	(51,067)	49,063
Available-for-sale investments	—	—	—	30,113	—	30,113
Notes receivable from affiliate	1,192	—	1,192	2,383	—	2,383
Turnaround costs	83,726	(54,666)	29,060	86,728	(57,175)	29,553	5
Debt issuance costs	19,219	(8,149)	11,070	20,628	(8,989)	11,639	13
Other, net	27,736	(10,351)	17,385	22,502	(9,678)	12,824	4
Other assets, net	$233,793	$(126,794)	$106,999	$262,484	$(126,909)	$135,575

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Amortization expense on other assets of $25,131, $22,812 and $25,142 is included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.
Scheduled amortization of intangible assets for the next five years is as follows: $3,298, $2,707, $2,707, $2,652 and $1,811 in 2013, 2014, 2015, 2016 and 2017, respectively.
Goodwill
The annual impairment test for the recorded goodwill was performed as of October 31, 2012. The Company's impairment test indicated that its goodwill was not impaired. The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2013 to 2021, to reflect the cyclicality of the Company's olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including our strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.
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
Available-for-sale Investments
There were no available-for-sale investments reflected in other assets, net in the consolidated balance sheet at December 31, 2012 as the Company completed the liquidation of its holdings of equity securities during the third quarter of 2012. The proceeds from sales of available-for-sale equity securities and the gross realized gains included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

Year Ended December 31,
2012
Proceeds from sales of available-for-sale equity securities	$47,655
Gross realized gains	$16,429
Investments reflected in other assets, net at December 31, 2011 was $30,113. These investments in equity securities were classified as available-for-sale. The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale investments at December 31, 2011 were as follows:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Available-for-sale equity securities	$28,265	$1,981	$(133)	$30,113

______________________________

(1)	All unrealized loss positions were held at a loss for less than 12 months.
As of December 31, 2011, an unrealized gain of $1,185, net of income tax expense of $663, was recorded in accumulated other comprehensive income. See Note 12 for the fair value hierarchy of the Company's available-for-sale securities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

7. Long-Term Debt
Long-term debt consists of the following at December 31:

	2012	2011
6 5/8% senior notes due 2016	$—	$249,674
3.60% senior notes due 2022	248,872	—
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,761	$764,563
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
At December 31, 2012, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2012, the Company had outstanding letters of credit totaling $16,214 and borrowing availability of $383,786 under the revolving credit facility.
The Company's revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1 for successive 30-day periods after any date on which the borrowing availability under the facility is less than the greater of (1) 12.5% of the commitments under the facility and (2) $50,000, until the borrowing availability exceeds the greater of the amount in clause (1) and the amount in clause (2) for a 30-day period.
In order to make acquisitions or investments, the Company's revolving credit facility provides that (1) the Company must maintain a minimum borrowing availability of at least the greater of $100,000 or 25% of the total bank commitments under its revolving credit facility or (2) the Company must maintain a minimum borrowing availability of at least the greater of $70,000 or 17.5% of the total bank commitments under its revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. However, the Company may make specified distributions up to an aggregate of $25,000 and specified acquisitions up to an aggregate of $25,000 if either the Company maintains a minimum borrowing availability of at least the greater of $70,000 or 17.5% of the total bank commitments under its revolving credit facility or the Company meet the minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. Notwithstanding the foregoing, the Company may make (1) investments up to $200,000 in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55,000 in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and the Company's ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

3.60% Senior Notes due 2022 and 6 5/8% Senior Notes due 2016
On July 17, 2012, the Company issued $250,000 aggregate principal amount of its 3.60% senior notes due 2022 (the "3.60% Notes Due 2022"). On July 30, 2012, the Company voluntarily redeemed all $250,000 aggregate principal amount of its 6 5/8% senior notes due 2016 (the "2016 Notes") at a redemption price of 102.208% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company used the net proceeds from the issuance of the 3.60% Notes Due 2022, plus cash on hand, to pay the redemption price of the 2016 Notes. As a result of the early redemption of the 2016 Notes, the Company recognized $7,082 in non-operating expense in the third quarter of 2012 consisting primarily of a pre-payment premium of $5,520 and a write-off of $1,277 in previously capitalized debt issuance costs.
The 3.60% Notes Due 2022 are unsecured and were issued with an original issue discount of $1,183. There is no sinking fund and no scheduled amortization of the 3.60% Notes Due 2022 prior to maturity. The Company may optionally redeem the 3.60% Notes Due 2022 at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, the Company may optionally redeem the 3.60% Notes Due 2022 for 100% of the principal plus accrued interest. The holders of the 3.60% Notes Due 2022 may require the Company to repurchase the 3.60% Notes Due 2022 at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% Notes Due 2022). All domestic subsidiaries of the Company that guarantee other indebtedness of the Company or of another guarantor of the 3.60% Notes Due 2022 in excess of $5,000 are guarantors of the 3.60% Notes Due 2022.
The indenture governing the 3.60% Notes Due 2022 contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's assets.
GO Zone Bonds
In December 2010, the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, completed the offering of $89,000 of 6 ½% tax-exempt revenue bonds due November 1, 2035 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act"). The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.
In July 2010, the Authority completed the reoffering of $100,000 of 6 ½% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after August 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.
In December 2007, the Authority issued $250,000 of 6 ¾% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2017 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2017, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest.
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
In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032 and the 6 ½% GO Zone Senior Notes Due 2035 (collectively, and including the 6 ½% IKE Zone Senior Notes Due 2035, the "Senior Notes") in excess of $5,000 are guarantors of the bonds. As of December 31, 2012, the Company had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
IKE Zone Bonds
In December 2010, the Authority completed the offering of $65,000 of 6 ½% tax-exempt revenue bonds due November 1, 2035 under Section 704 of the Emergency Economic Stabilization Act of 2008. The bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The bonds are subject to redemption, repurchase by the holders upon a change of control or a change in or loss of the current tax status of the bonds and optional redemption by the Authority under terms substantially similar to the terms for the GO Zone Bonds.
In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2012, the Company had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company's fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company's regular quarterly dividend of up to $0.20 per share (currently $0.1875 per share). If the restrictions were currently effective, distributions in excess of $100,000 would not be allowed unless, after giving pro forma effect to the distribution, the Company's fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company's consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company's common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2012 and 2011 was 0.30% and 0.20%, respectively.
As of December 31, 2012, the Company was in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, the waste disposal revenue bonds and its revolving credit facility.
The weighted average interest rate on all long-term debt was 5.6% and 6.5% at December 31, 2012 and 2011, respectively.
As of December 31, 2012, the Company had no maturities of long-term debt until 2022.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

8. Employee Benefits
The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation. The Company matches 100% of an employee's contribution up to the first 4% of such employee's compensation. The Company may, at its discretion, make an additional contribution in an amount as the board of directors may determine. For the years ended December 31, 2012, 2011 and 2010, the Company charged approximately $5,180, $4,801 and $4,556, respectively, to expense for these contributions.
Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2012, 2011 and 2010, the Company charged approximately $6,310, $5,234 and $5,209, respectively, to expense for these contributions.
The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. Benefits for salaried employees under these plans are based primarily on years of service and employees' pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company's acquisition of the subsidiary's facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31.
In 2012, the Company announced a plan amendment to one of the Company's defined benefit pension plans. Under the plan amendment, no additional benefits may be earned by participants after December 31, 2013 and participants' accrued benefit will freeze at the level earned as of December 31, 2013. In addition, the amendment added a lump sum payment option effective January 1, 2014. In conjunction with the defined benefit pension plan amendment, the Company is amending its defined contribution savings plan to allow participants impacted by the plan amendment to participate in the Company's annual retirement contribution.
The Company also provides post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension and post-retirement healthcare plans are as follows:

	Pension Benefits		Post-retirement Healthcare
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$59,876	$54,033	$20,212	$20,047
Service cost	1,005	930	9	16
Interest cost	2,580	2,723	745	840
Actuarial loss	9,481	4,358	2,021	816
Benefits paid	(2,145)	(2,168)	(1,604)	(1,507)
Curtailment	(5,484)	—	—	—
Benefit obligation, end of year	$65,313	$59,876	$21,383	$20,212

Change in plan assets
Fair value of plan assets, beginning of year	$35,478	$32,867	$—	$—
Actual return	4,207	833	—	—
Employer contribution	4,785	3,946	1,604	1,507
Benefits paid	(2,145)	(2,168)	(1,604)	(1,507)
Fair value of plan assets, end of year	$42,325	$35,478	$—	$—
Funded status, end of year	$(22,988)	$(24,398)	$(21,383)	$(20,212)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Pension Benefits		Post-retirement Healthcare
	2012	2011	2012	2011
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$—	$—	$(1,753)	$(1,710)
Noncurrent liabilities	(22,988)	(24,398)	(19,630)	(18,502)
Net amount recognized	$(22,988)	$(24,398)	$(21,383)	$(20,212)

	Pension Benefits		Post-retirement Healthcare
	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive income
Net loss	$20,831	$20,325	$5,358	$3,523
Prior service cost	594	890	134	218
Total before tax (1)	$21,425	$21,215	$5,492	$3,741

______________________________

(1)
For 2012, after-tax totals for pension benefits and post-retirement healthcare benefits were $13,015 and $3,336, respectively. The sum of these amounts ($16,351) is reflected in stockholders' equity as accumulated other comprehensive income. For 2011, after-tax totals for pension benefits and post-retirement healthcare benefits were $12,873 and $2,270, respectively. The sum of these amounts ($15,143) is reflected in stockholders' equity as accumulated other comprehensive income.

The Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2012 plan year, the funded status for the Company's pension plans are in the 80% to 100% range. Accordingly, the Company's pension plans are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	Pension Benefits
	2012	2011
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(65,313)	$(59,876)
Accumulated benefit obligation	(65,074)	(54,508)
Fair value of plan assets	42,325	35,478

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Pension Benefits			Post-retirement Healthcare
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$1,005	$930	$938	$9	$16	$45
Interest cost	2,580	2,723	2,751	745	840	919
Expected return on plan assets	(2,490)	(2,279)	(1,935)	—	—	—
Net amortization	2,071	1,567	1,899	269	418	377
Net periodic benefit cost	$3,166	$2,941	$3,653	$1,023	$1,274	$1,341

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$7,765	$5,804	$(1,521)	$2,021	$816	$(656)
Curtailment	(5,484)	—	—	—	—	—
Amortization of net loss	(1,774)	(1,271)	(1,602)	(185)	(118)	(51)
Amortization of transition obligation	—	—	—	—	(114)	(114)
Amortization of prior service cost	(297)	(296)	(297)	(84)	(186)	(212)
Total recognized in OCI	$210	$4,237	$(3,420)	$1,752	$398	$(1,033)
Total net periodic benefit cost and OCI	$3,376	$7,178	$233	$2,775	$1,672	$308
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 are expected to be $297 and $1,716, respectively. The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 are expected to be $84 and $359, respectively.
The weighted-average assumptions used to determine pension and post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.3%	4.5%	5.3%	3.0%	4.0%	4.5%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	4.5%	5.3%	5.5%	4.0%	4.5%	5.0%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
The Company's return on asset assumption of 7% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from the Company's third-party independent actuary and the pension fund trustee. The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.
Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The Company's overall investment strategy is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 65% of investments for long-term growth and 35% for near-term benefit payments with a diversification of asset types. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 55% equity securities and 45% fixed income. The Company expects to maintain the 55/45 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries.
Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's pension plans assets at December 31, by asset category, are as follows:

	2012			2011
	Level 2	Level 3	Total	Level 2	Level 3	Total
Bank collective trust funds—Equity securities:
Large-cap index funds (1)	$20,822	$—	$20,822	$17,562	$—	$17,562
Small-cap index funds (2)	2,817	—	2,817	2,324	—	2,324
International index funds (3)	4,077	—	4,077	3,367	—	3,367
Bank collective trust funds—Fixed income:
Bond index funds (4)	14,106	—	14,106	11,806	—	11,806
Short term investment funds	—	503	503	—	419	419
	$41,822	$503	$42,325	$35,059	$419	$35,478

______________________________

(1)	Over 90% of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Over 95% of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
At least 90% of the assets of these funds are invested in international companies in developed markets (excluding the U.S. and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
Because of the immaterial amount of the Company's Level 3 pension plans assets, no summary of changes in the fair value of Level 3 pension plans assets is presented.
The Company's funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $1,164 for the salaried pension plan and approximately $930 for the wage pension plan in 2013.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$2,548	$1,753
Year 2	4,267	1,930
Year 3	4,633	2,080
Year 4	4,520	2,154
Year 5	4,174	1,996
Years 6 to 10	18,550	6,506
9. Stockholders' Equity
The Company's board of directors has declared regular quarterly dividends to holders of its common stock aggregating $34,877, $18,265 and $16,014 for the years ended December 31, 2012, 2011 and 2010, respectively. On November 16, 2012, in addition to a regular quarterly dividend of $0.1875 per share, the Company's board of directors declared a special dividend of $3.75 per share to shareholders of record as of November 29, 2012. This special dividend, totaling $250,644 in aggregate, was paid on December 12, 2012.
Common Stock
Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors. There are no cumulative voting rights. Accordingly, holders of a majority of the total votes entitled to vote in an election of directors will be able to elect all of the directors standing for election. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of the common stock will share equally on a per share basis any dividends when, as and if declared by the board of directors out of funds legally available for that purpose. If the Company is liquidated, dissolved or wound up, the holders of the Company's common stock will be entitled to a ratable share of any distribution to stockholders, after satisfaction of all the Company's liabilities and of the prior rights of any outstanding class of the Company's preferred stock. The Company’s common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company's common stock.
Preferred Stock
The Company's charter authorizes the issuance of shares of preferred stock. The Company's board of directors has the authority, without shareholder approval, to issue preferred shares from time to time in one or more series, and to fix the number of shares and terms of each such series. The board may determine the designations and other terms of each series including dividend rates, whether dividends will be cumulative or non-cumulative, redemption rights, liquidation rights, sinking fund provisions, conversion or exchange rights and voting rights.
10. Stock-Based Compensation
Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the "2004 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a three to five-year period or (2) in one-half increments on the five-year and 9.5-year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three or five-year period, (2) at the end of a three-year period or (3) in one-half increments on the five-year and 9.5-year anniversaries of the award date. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2012, 2011 and 2010, the total recognized stock-based compensation expense related to the 2004 Plan was $6,127, $6,391 and $6,164, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Option activity and changes during the year ended December 31, 2012 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,133,147	$23.26
Granted	115,340	60.09
Exercised	(522,425)	19.95
Cancelled	(13,742)	36.59
Outstanding at December 31, 2012	712,320	$31.40	6.4	$34,120
Exercisable at December 31, 2012	358,537	$21.93	5.7	$20,568
For options outstanding at December 31, 2012, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	194,424	5.5
$20.53 - $27.24	160,390	6.8
$30.07 - $36.10	155,494	4.1
$45.83 - $60.11	202,012	8.7
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of options exercised was $23,991, $8,185 and $1,835, respectively.
As of December 31, 2012, $3,163 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Income tax benefits of $7,009, $2,160 and $214 were realized from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively.
The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option's fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Stock Option Grants
	Year Ended December 31,
	2012	2011	2010
Weighted average fair value	$23.39	$19.22	$8.31
Risk-free interest rate	1.0%	2.8%	2.9%
Expected life in years	5	6	6
Expected volatility	45.7%	41.9%	41.8%
Expected dividend yield	0.5%	0.5%	1.1%

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	582,013	$23.43
Granted	75,270	60.85
Vested	(308,573)	17.91
Forfeited	(12,380)	33.01
Non-vested at December 31, 2012	336,330	$36.53
As of December 31, 2012, there was $5,214 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $18,408, $6,214 and $1,427, respectively.
11. Derivative Commodity Instruments
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. The Company does not use derivative instruments to engage in speculative activities.
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statement of operations in 2012 and 2011. There were no derivative instruments designated by the Company as fair value hedges in 2010. As of December 31, 2012, the Company had 46,620,000 gallons of feedstock forward contracts designated as fair value hedges.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations in 2012, 2011 and 2010.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2012	2011
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$13,032	$—
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	1,395	2,437
Total asset derivatives		$14,427	$2,437

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2012	2011
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$399	$3,262
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	13,295	973
Total liability derivatives		$13,694	$4,235
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statement of operations. There was no material ineffectiveness with regard to the Company's qualifying hedges in 2012 and 2011.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2012	2011	2010
Commodity forward contracts	Cost of sales	$17,163	$(4,895)	$—

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2012	2011	2010
Firm commitment designated as the hedged item	Cost of sales	$(18,394)	$5,092	$—
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2012	2011	2010
Commodity forward contracts	Cost of sales	$(11,626)	$2,043	$69
See Note 12 for the fair value of the Company's derivative instruments.
12. Fair Value Measurements
The Company reports certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities at December 31 that were accounted for at fair value on a recurring basis:

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	1,395	13,032	14,427
Risk management liabilities - Commodity forward contracts	—	(13,694)	(13,694)
Firm commitments
Hedged portion of firm commitment	—	399	399
Hedged portion of firm commitment	—	(13,032)	(13,032)

	2011
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	1,090	1,347	2,437
Risk management liabilities - Commodity forward contracts	—	(4,235)	(4,235)
Firm commitments
Hedged portion of firm commitment	—	3,262	3,262
Marketable securities
Available-for-sale equity securities	30,113	—	30,113
The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2012 and 2011.
See Note 17 for the measurement of certain assets at fair value on a nonrecurring basis.
In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. Further, the Company has current marketable securities that are carried at amortized cost. The amounts reported in the consolidated balance sheets for cash and cash equivalents, current marketable securities, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
6 5/8% senior notes due 2016	$—	$—	$249,674	$254,890
3.60% senior notes due 2022	248,872	251,125	—	—
6 ½% senior notes due 2029	100,000	119,738	100,000	108,834
6 ¾% senior notes due 2032	250,000	283,168	250,000	263,988
6 ½% GO Zone Senior Notes Due 2035	89,000	102,095	89,000	93,090
6 ½% IKE Zone Senior Notes Due 2035	65,000	74,564	65,000	67,987
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

13. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$586,631	$404,422	$339,382
Foreign	(1,462)	(2,990)	3,578
	$585,169	$401,432	$342,960
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$190,917	$120,018	$97,822
State	15,327	8,729	8,128
Foreign	(837)	(395)	1,464
	205,407	128,352	107,414
Deferred
Federal	(5,398)	6,732	7,083
State	(519)	7,682	6,829
Foreign	124	(300)	241
	(5,793)	14,114	14,153
Total provision	$199,614	$142,466	$121,567
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2012	2011	2010
Provision for federal income tax at statutory rate	$204,809	$140,501	$120,036
State income tax provision net of federal income tax effect	9,625	10,745	9,372
Foreign tax	(713)	(695)	1,705
Foreign losses (earnings)	512	1,047	(1,252)
Manufacturing deduction	(14,560)	(9,905)	(8,750)
Contingent tax liability	—	(20)	(411)
Other, net	(59)	793	867
	$199,614	$142,466	$121,567

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2012	2011
Net operating loss carryforward	$11,922	$13,958
Credit carryforward	782	769
Accruals	32,486	29,002
Allowance for doubtful accounts	1,540	1,329
Inventories	7,831	7,321
Other	4,704	5,900
Deferred taxes assets—total	59,265	58,279
Property, plant and equipment	(340,237)	(344,535)
Turnaround costs	(10,858)	(11,073)
Other	(228)	(914)
Deferred tax liabilities—total	(351,323)	(356,522)
Valuation allowance	(11,927)	(12,937)
Total net deferred tax liabilities	$(303,985)	$(311,180)

Balance sheet classifications
Current deferred tax asset	$22,305	$19,611
Noncurrent deferred tax liability	(326,290)	(330,791)
Total net deferred tax liabilities	$(303,985)	$(311,180)
At December 31, 2012, the Company had foreign and state net operating loss carryforwards of approximately $273,341, which will expire in varying amounts between 2013 and 2031 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a net operating loss valuation allowance has been recorded. The valuation allowance decreased by $1,010 in 2012 due to the realization of capital loss and forfeiture of state loss upon the merger of subsidiaries of the Company.
Undistributed income of the Company's foreign corporate joint venture and foreign subsidiaries at December 31, 2012 amounted to $16,872, for which no U.S. deferred income tax provision has been recorded because the Company intends to permanently reinvest such income in those foreign operations. If such income was not permanently reinvested, income tax expense of approximately $6,243 would be recorded, not including potential utilization of foreign tax credits.
The gross unrecognized tax benefits at December 31 are as follows:

	2012	2011	2010
Beginning balance	$3,122	$3,141	$4,873
Reductions for tax positions for prior years	—	—	(26)
Reductions due to tax settlements	—	—	(1,389)
Reductions due to statutes of limitations expiring	—	(19)	(317)
Ending balance	$3,122	$3,122	$3,141
Management anticipates no material reductions to the total amount of gross unrecognized tax benefits within the next twelve months.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2012, the Company had no material accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2006. In January 2012, the Internal Revenue Service completed the audit of the Company for the 2009 tax year with no assessment.

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

	Year Ended December 31,
	2012	2011	2010
Net income	$385,555	$258,966	$221,393
Less:
Net income attributable to participating securities	(2,160)	(2,310)	(2,230)
Net income attributable to common shareholders	$383,395	$256,656	$219,163
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares—basic	66,289,429	65,927,421	65,472,875
Plus incremental shares from:
Assumed exercise of options	352,066	372,737	203,789
Weighted average common shares—diluted	66,641,495	66,300,158	65,676,664

Earnings per share:
Basic	$5.78	$3.89	$3.35
Diluted	$5.75	$3.87	$3.34
Excluded from the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are options to purchase 99,012, 141,335 and 433,403 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
15. Supplemental Information
Accrued Liabilities
Accrued liabilities were $181,460 and $137,561 at December 31, 2012 and 2011, respectively. Accrued rebates, which are a component of accrued liabilities, were $28,312 and $23,758 at December 31, 2012 and 2011, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Income, Net

	Year Ended December 31,
	2012	2011	2010
Management services	$400	$400	$850
Interest income	4,010	2,865	1,510
Franchise taxes	(664)	(893)	(754)
Equity in income of joint ventures	1,444	2,890	2,212
Other	(1,670)	366	653
Other income, net	$3,520	$5,628	$4,471

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
Cash paid for:
Interest paid, net of interest capitalized	$42,266	$48,431	$33,980
Income taxes paid	179,882	126,283	108,218
Non-cash financing activity:
Proceeds from borrowings related to the Authority's 6 ½% tax- exempt revenue bonds due August 1, 2029 (in restricted cash)	$—	$—	$93,943
Proceeds from borrowings related to the Authority's GO Zone 6 ½% tax-exempt revenue bonds due November 1, 2035 (in restricted cash)	—	—	87,940
Proceeds from borrowings related to the Authority's IKE Zone 6 ½% tax-exempt revenue bonds due November 1, 2035 (in restricted cash)	—	—	64,209
16. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliated party. For the years ended December 31, 2012, 2011 and 2010, the Company incurred and paid lease payments of approximately $1,550, $1,556 and $1,549, respectively.
Cypress Interstate Pipeline L.L.C., a pipeline joint venture company in which the Company owns a 50% equity stake, supplies natural gas liquid feedstocks to the Company's Lake Charles, Louisiana complex through its pipeline. For the years ended December 31, 2012, 2011 and 2010, the Company incurred pipeline fees of approximately $11,957, $9,474 and $2,006, respectively, payable to this joint venture for usage of its pipeline.
In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. Principal payments of $1,192 and $1,192 were received from the affiliate in 2012 and 2011, respectively. Interest payments of $74, $441 and $934 were received in 2012, 2011 and 2010, respectively, and included in other income, net in the consolidated statements of operations. As of December 31, 2012, the notes receivable balances of $1,192 and $1,191 are included in prepaid expenses and other current assets and other assets, net, respectively, in the accompanying consolidated balance sheet.
17. Plant Closures
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
18. Commitments and Contingencies
The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Company.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated under Goodrich's operations. In 1993,

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,687 and $3,287 in 2012 and 2011, respectively. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Change in Regulatory Regime" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency ("EPA") requesting the EPA's assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company's plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. The parties are currently conducting the RIFS.
Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company's financial statements that could result from the resolution of these proceedings. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company's ethylene units in Lake Charles, with a focus on leak detection and repair ("LDAR"). As a result of the audit, the EPA brought allegations that the Company had violated certain environmental laws and regulations pertaining to LDAR. The Company has agreed to settle this matter, subject to court approval, by paying a cash penalty of $500 and has recorded an accrual in such amount.

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
Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2012, future minimum lease commitments were as follows:

2013	$19,518
2014	17,707
2015	13,929
2016	11,642
2017	10,918
Thereafter	26,129
$99,843
Rental expense was approximately $38,199, $36,644 and $38,506 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The Company's Olefins segment manufactures and markets polyethylene, styrene monomer and various ethylene co-products. The Company's ethylene production is used in the Company's polyethylene, styrene and VCM operations. In addition, the Company sells ethylene and ethylene co-products, primarily propylene, crude butadiene, pyrolysis gasoline and hydrogen, to external customers.
The majority of sales in the Company's Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2012, 2011 or 2010.
The Company's Vinyls segment manufactures and markets PVC, VCM, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, window and door profiles and fence. The Company's main manufacturing complex is located in Calvert City. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, the Company owns a 59% interest in a PVC joint venture in China.
The Company uses its chlorine, VCM and PVC production to manufacture building products at the Company's 10 regional plants. For the years ended December 31, 2012 and 2011, no single customer accounted for more than 10% of sales in the Vinyls segment. For the year ended December 31, 2010, one customer in the Company's Vinyls segment accounted for 10.6% of segment net sales.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2012	2011	2010
Net external sales
Olefins
Polyethylene	$1,658,551	$1,772,144	$1,656,203
Styrene, feedstock and other	841,427	795,698	605,009
Total olefins	2,499,978	2,567,842	2,261,212
Vinyls
PVC, caustic soda and other	743,275	757,314	558,156
Building products	327,788	294,692	352,419
Total vinyls	1,071,063	1,052,006	910,575
	$3,571,041	$3,619,848	$3,171,787

Intersegment sales
Olefins	$318,322	$444,889	$322,125
Vinyls	1,603	1,474	1,047
	$319,925	$446,363	$323,172

Income (loss) from operations
Olefins	$552,762	$459,266	$460,027
Vinyls	85,942	4,012	(62,429)
Corporate and other	(23,353)	(16,482)	(19,234)
	$615,351	$446,796	$378,364

Depreciation and amortization
Olefins	$97,906	$86,915	$86,086
Vinyls	46,146	43,877	42,062
Corporate and other	489	605	584
	$144,541	$131,397	$128,732

Other income (expense), net
Olefins	$3,899	$2,813	$440
Vinyls	(965)	194	399
Corporate and other	586	2,621	3,632
	$3,520	$5,628	$4,471

Provision for (benefit from) income taxes
Olefins	$177,176	$149,033	$147,296
Vinyls	22,389	(2,193)	(24,519)
Corporate and other	49	(4,374)	(1,210)
	$199,614	$142,466	$121,567

Capital expenditures
Olefins	$135,886	$90,641	$37,865
Vinyls	246,827	84,192	42,371
Corporate and other	4,169	2,010	1,033
	$386,882	$176,843	$81,269

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2012	December 31, 2011
Total assets
Olefins	$1,439,308	$1,441,752
Vinyls	1,030,912	824,825
Corporate and other	941,976	1,000,244
	$3,412,196	$3,266,821
In the first quarter of 2011, in order to better reflect large buyer market related pricing, the Company changed its intersegment market pricing methodology used to account for intersegment sales of ethylene sold from the Olefins segment to the Vinyls segment. Had this pricing methodology been in effect on January 1, 2010, the impact on Olefins segment income from operations for 2010 would be a reduction of $29,813. This reduction would be offset by an improvement in the Vinyls and Corporate segments' operating results for 2010 of $25,536 and $4,277, respectively. The improvement in the Corporate segment's loss from operations is attributable to a reduction in intercompany profit in inventory reserve related to sales from the Olefins segment to the Vinyls segment. There would be no impact on the Company's reported consolidated income from operations for 2010.
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Income from operations for reportable segments	$615,351	$446,796	$378,364
Interest expense	(43,049)	(50,992)	(39,875)
Debt retirement costs	(7,082)	—	—
Gain from sales of equity securities	16,429	—	—
Other income, net	3,520	5,628	4,471
Income before income taxes	$585,169	$401,432	$342,960
Geographic Information

	Year Ended December 31,
	2012	2011	2010
Sales to external customers (1)
United States	$3,176,202	$3,221,562	$2,832,980
Foreign
Canada	294,643	247,357	214,662
Switzerland	32,927	19,922	257
Singapore	15,308	29,210	32,733
Other	51,961	101,797	91,155
	$3,571,041	$3,619,848	$3,171,787

	December 31, 2012	December 31, 2011
Long-lived assets
United States	$1,502,902	$1,223,073
Foreign	7,146	8,993
	$1,510,048	$1,232,066

______________________________

(1)	Revenues are attributed to countries based on location of customer.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

20. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
21. Guarantor Disclosures
The Company's payment obligations under the 3.60% Notes Due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% Notes Due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the 3.60% Notes Due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating adjustments necessary to present the Company's results on a consolidated basis.

Condensed Consolidating Financial Information as of December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$753,881	$6,973	$29,224	$—	$790,078
Marketable securities	124,873	—	—	—	124,873
Accounts receivable, net	7,933	1,675,274	2,959	(1,286,007)	400,159
Inventories	—	385,140	14,158	—	399,298
Prepaid expenses and other current assets	389	11,386	2,925	—	14,700
Deferred income taxes	431	21,581	293	—	22,305
Total current assets	887,507	2,100,354	49,559	(1,286,007)	1,751,413
Property, plant and equipment, net	—	1,502,902	7,146	—	1,510,048
Equity investments	3,018,926	65,448	32,923	(3,073,561)	43,736
Other assets, net	17,033	94,678	1,252	(5,964)	106,999
Total assets	$3,923,466	$3,763,382	$90,880	$(4,365,532)	$3,412,196
Current liabilities
Accounts payable	$1,285,530	$192,443	$13,969	$(1,274,892)	$217,050
Accrued liabilities	12,808	178,915	852	(11,115)	181,460
Total current liabilities	1,298,338	371,358	14,821	(1,286,007)	398,510
Long-term debt	752,872	10,889	—	—	763,761
Deferred income taxes	—	331,320	934	(5,964)	326,290
Other liabilities	—	51,312	67	—	51,379
Stockholders' equity	1,872,256	2,998,503	75,058	(3,073,561)	1,872,256
Total liabilities and stockholders' equity	$3,923,466	$3,763,382	$90,880	$(4,365,532)	$3,412,196

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$803,320	$2,517	$20,064	$—	$825,901
Accounts receivable, net	—	1,384,705	949	(978,282)	407,372
Inventories	—	478,229	12,548	—	490,777
Prepaid expenses and other current assets	363	10,332	1,800	—	12,495
Deferred income taxes	430	19,049	132	—	19,611
Total current assets	804,113	1,894,832	35,493	(978,282)	1,756,156
Property, plant and equipment, net	—	1,223,073	8,993	—	1,232,066
Equity investments	2,597,598	53,912	35,650	(2,640,419)	46,741
Restricted cash	96,283	—	—	—	96,283
Other assets, net	17,650	132,968	2,467	(17,510)	135,575
Total assets	$3,515,644	$3,304,785	$82,603	$(3,636,211)	$3,266,821
Current liabilities
Accounts payable	$1,005,529	$210,476	$3,748	$(992,719)	$227,034
Accrued liabilities	76	120,656	2,392	14,437	137,561
Total current liabilities	1,005,605	331,132	6,140	(978,282)	364,595
Long-term debt	753,674	10,889	11,500	(11,500)	764,563
Deferred income taxes	—	336,165	636	(6,010)	330,791
Other liabilities	53	50,458	49	—	50,560
Stockholders' equity	1,756,312	2,576,141	64,278	(2,640,419)	1,756,312
Total liabilities and stockholders' equity	$3,515,644	$3,304,785	$82,603	$(3,636,211)	$3,266,821

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,529,685	$48,205	$(6,849)	$3,571,041
Cost of sales	—	2,799,537	41,393	(6,849)	2,834,081
Gross profit	—	730,148	6,812	—	736,960
Selling, general and administrative expenses	2,004	113,133	6,472	—	121,609
(Loss) income from operations	(2,004)	617,015	340	—	615,351
Interest expense	(42,989)	(60)	—	—	(43,049)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	1	16,428	—	—	16,429
Other income (expense), net	28,171	(21,384)	(3,267)	—	3,520
(Loss) income before income taxes	(23,903)	611,999	(2,927)	—	585,169
Provision for (benefit from) income taxes	1,825	199,057	(1,268)	—	199,614
Equity in net income of subsidiaries	411,283	—	—	(411,283)	—
Net income (loss)	$385,555	$412,942	$(1,659)	$(411,283)	$385,555
Comprehensive income (loss)	$383,785	$410,549	$(1,036)	$(409,513)	$383,785

Condensed Consolidating Financial Information for the Year Ended December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,581,470	$42,202	$(3,824)	$3,619,848
Cost of sales	—	3,024,419	40,247	(3,824)	3,060,842
Gross profit	—	557,051	1,955	—	559,006
Selling, general and administrative expenses	3,762	102,989	5,459	—	112,210
(Loss) income from operations	(3,762)	454,062	(3,504)	—	446,796
Interest expense	(50,919)	(73)	—	—	(50,992)
Other income (expense), net	10,217	(4,212)	(377)	—	5,628
(Loss) income before income taxes	(44,464)	449,777	(3,881)	—	401,432
(Benefit from) provision for income taxes	(11,835)	155,313	(1,012)	—	142,466
Equity in net income of subsidiaries	291,595	—	—	(291,595)	—
Net income (loss)	$258,966	$294,464	$(2,869)	$(291,595)	$258,966
Comprehensive income (loss)	$256,929	$292,834	$(3,276)	$(289,558)	$256,929

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2010

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,130,513	$44,006	$(2,732)	$3,171,787
Cost of sales	—	2,653,234	38,602	(2,732)	2,689,104
Gross profit	—	477,279	5,404	—	482,683
Selling, general and administrative expenses	4,257	95,441	4,621	—	104,319
(Loss) income from operations	(4,257)	381,838	783	—	378,364
Interest expense	(39,829)	(46)	—	—	(39,875)
Other income (expense), net	15,045	(12,715)	2,141	—	4,471
(Loss) income before income taxes	(29,041)	369,077	2,924	—	342,960
(Benefit from) provision for income taxes	(2,471)	122,541	1,497	—	121,567
Equity in net income of subsidiaries	247,963	—	—	(247,963)	—
Net income	$221,393	$246,536	$1,427	$(247,963)	$221,393
Comprehensive income	$225,865	$250,064	$2,371	$(252,435)	$225,865

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$385,555	$412,942	$(1,659)	$(411,283)	$385,555
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,514	141,388	3,153	—	146,055
Deferred income taxes	45	(5,962)	124	—	(5,793)
Net changes in working capital and other	(410,232)	94,930	2,256	411,283	98,237
Net cash (used for) provided by operating activities	(23,118)	643,298	3,874	—	624,054
Cash flows from investing activities
Additions to property, plant and equipment	—	(385,919)	(963)	—	(386,882)
Construction of assets pending sale-leaseback	—	(4,308)	—	—	(4,308)
Proceeds from disposition of assets	—	449	22	—	471
Proceeds from repayment of loan to affiliate	—	—	1,192	—	1,192
Proceeds from sale-leaseback of assets	—	2,304	—	—	2,304
Proceeds from sales of equity securities	3	47,652	—	—	47,655
Purchase of securities	(124,873)	(2,961)	—	—	(127,834)
Settlements of derivative instruments	—	431	—	—	431
Net cash (used for) provided by investing activities	(124,870)	(342,352)	251	—	(466,971)
Cash flows from financing activities
Intercompany financing	291,455	(296,490)	5,035	—	—
Capitalized debt issuance costs	(2,221)	—	—	—	(2,221)
Dividends paid	(285,521)	—	—	—	(285,521)
Proceeds from debt issuance	248,818	—	—	—	248,818
Proceeds from exercise of stock options	10,369	—	—	—	10,369
Repayment of debt	(250,000)	—	—	—	(250,000)
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	96,433	—	—	—	96,433
Net cash provided by (used for) financing activities	98,549	(296,490)	5,035	—	(192,906)
Net (decrease) increase in cash and cash equivalents	(49,439)	4,456	9,160	—	(35,823)
Cash and cash equivalents at beginning of the year	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of the year	$753,881	$6,973	$29,224	$—	$790,078

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

22. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$1,034,867	$913,958	$821,175	$801,041
Gross profit	172,637	201,896	172,179	190,248
Income from operations	145,625	170,978	142,517	156,231
Net income	87,813	115,501	86,964	95,277
Basic earnings per common share (1)	$1.32	$1.73	$1.30	$1.43
Diluted earnings per common share (1)	$1.31	$1.72	$1.30	$1.42

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$867,252	$925,049	$968,372	$859,175
Gross profit	167,584	167,095	147,067	77,260
Income from operations	140,637	138,369	117,331	50,459
Net income	83,544	81,049	67,930	26,443
Basic earnings per common share (1)	$1.26	$1.22	$1.02	$0.40
Diluted earnings per common share (1)	$1.25	$1.21	$1.01	$0.40

______________________________

(1)
Basic and diluted earnings per common share ("EPS") for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 40 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2012, as stated in their report that appears on page 41 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2012.

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

Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2012	$10,969	$229	$(26)	$11,172
2011	9,710	1,321	(62)	10,969
2010	9,167	917	(374)	9,710

______________________________

(1)	Primarily accounts receivable written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

3.1
Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1
Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2
First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4
Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.4).

4.6
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.6).

4.8
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.8).

4.10
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.10).

4.12
Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.13
Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 ¾% senior notes (incorporated by reference to Exhibit 4.7 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.14
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260).

4.15	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.14).

4.16†	Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee.

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit No.	Exhibit
10.1
Second Amended and Restated Credit Agreement dated as of September 16, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 19, 2011, File No. 1-32260).

10.2
Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.3
Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.4
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.5
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.7+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.8+	EVA Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.9+
Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

10.10+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

10.11+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+
Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.17+
Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.18+
Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+
Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

Exhibit No.	Exhibit
10.20+
Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.21+
Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.22+
Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.23+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.24+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.25+
Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

10.26+
Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.27+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.28+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.29+†	Form of Restricted Stock Units Award Letter effective as of February 15, 2013.

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document (1)

101.SCH†	XBRL Taxonomy Extension Schema Document (1)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (1)

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

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

WESTLAKE CHEMICAL CORPORATION

Date:	February 22, 2013	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2013
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 22, 2013
James Chao

/S/ ALBERT CHAO	Director	February 22, 2013
Albert Chao

/S/ E. WILLIAM BARNETT	Director	February 22, 2013
E. William Barnett

/S/ ROBERT T. BLAKELY	Director	February 22, 2013
Robert T. Blakely

/S/ DOROTHY C. JENKINS	Director	February 22, 2013
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 22, 2013
Max L. Lukens

/S/ H. JOHN RILEY, JR.	Director	February 22, 2013
H. John Riley, Jr.

Exhibit Index

Exhibit No.	Exhibit

3.1
Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1
Indenture dated as of January 1, 2006 by and among Westlake, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2
First Supplemental Indenture dated as of January 13, 2006 by and among Westlake, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3	Form of 6 5/8% senior notes due 2016 (included in Exhibit 4.2).

4.4
Second Supplemental Indenture, dated as of November 1, 2007, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.5	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.4).

4.6
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.7	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.6).

4.8
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.9	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.8).

4.10
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.11	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.10).

4.12
Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.13
Supplemental Indenture, dated as of December 31, 2007, among the Company, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 ¾% senior notes (incorporated by reference to Exhibit 4.7 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.14
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260).

4.15	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.14).

4.16†	Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee.

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit No.	Exhibit
10.1
Second Amended and Restated Credit Agreement dated as of September 16, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 19, 2011, File No. 1-32260).

10.2
Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.3
Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.4
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.5
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.6	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.7+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.8+	EVA Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.9+
Agreement with Stephen Wallace dated November 5, 2003 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 26, 2004, File No. 1-32260).

10.10+	Westlake Chemical Corporation 2004 Omnibus Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

10.11+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.16+
Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.17+
Form of Restricted Stock Award letter granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.18+
Form of Award letter for stock options granted effective as of August 31, 2005, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on September 15, 2005, File No. 1-32260).

10.19+
Form of Restricted Stock Award granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

Exhibit No.	Exhibit
10.20+
Form of Award Letter for Stock Options granted effective as of March 15, 2006, to Named Executive Officers (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 22, 2006, File No. 1-32260).

10.21+
Form of Award Letter for Stock Options granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.22+
Form of Restricted Stock Award granted effective as of August 21, 2006, to Non-Management Directors (incorporated by reference to Westlake's Current Report on Form 8-K, filed on August 24, 2006, File No. 1-32260).

10.23+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.24+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.25+
Form of Long-Term Cash Performance Award Letter effective as of February 26, 2010 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, File No. 1-32260).

10.26+
Westlake Chemical Corporation Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on May 15, 2009 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 21, 2009, File No. 1-32260).

10.27+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.28+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.29+†	Form of Restricted Stock Units Award Letter effective as of February 15, 2013.

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document (1)

101.SCH†	XBRL Taxonomy Extension Schema Document (1)

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (1)

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

(1)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.