Form 10-Q
period 2013-03-31
WESTLAKE CHEMICAL CORP
filed 2013-05-07
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 30, 2013 was 66,777,348.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$777,887	$790,078
Marketable securities	94,903	124,873
Accounts receivable, net	407,580	400,159
Inventories	408,074	399,298
Prepaid expenses and other current assets	14,536	14,700
Deferred income taxes	22,298	22,305
Total current assets	1,725,278	1,751,413
Property, plant and equipment, net	1,629,309	1,510,048
Equity investments	43,914	43,736
Other assets, net
Intangible assets, net	48,108	48,292
Deferred charges and other assets, net	112,616	58,707
Total other assets, net	160,724	106,999
Total assets	$3,559,225	$3,412,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$232,061	$217,050
Accrued liabilities	167,754	181,460
Total current liabilities	399,815	398,510
Long-term debt	763,790	763,761
Deferred income taxes	355,975	326,290
Other liabilities	49,854	51,379
Total liabilities	1,569,434	1,539,940
Commitments and contingencies (Notes 7 and 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,232,590 and 67,187,224 shares issued at March 31, 2013 and December 31, 2012, respectively	672	672
Common stock, held in treasury, at cost; 284,493 shares at March 31, 2013 and December 31, 2012	(13,302)	(13,302)
Additional paid-in capital	503,187	496,254
Retained earnings	1,510,266	1,399,472
Accumulated other comprehensive loss	(11,032)	(10,840)
Total stockholders' equity	1,989,791	1,872,256
Total liabilities and stockholders' equity	$3,559,225	$3,412,196
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands of dollars, except per share data and share amounts)
Net sales	$864,647	$1,034,867
Cost of sales	636,838	862,230
Gross profit	227,809	172,637
Selling, general and administrative expenses	33,754	27,012
Income from operations	194,055	145,625
Other income (expense)
Interest expense	(6,281)	(12,177)
Other income, net	3,519	1,347
Income before income taxes	191,293	134,795
Provision for income taxes	67,946	46,982
Net income	$123,347	$87,813
Earnings per share:
Basic	$1.84	$1.32
Diluted	$1.84	$1.31
Weighted average shares outstanding:
Basic	66,625,536	66,109,297
Diluted	66,908,869	66,558,517
Dividends per common share	$0.1875	$0.0738
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands of dollars)
Net income	$123,347	$87,813
Other comprehensive income (loss)
Pension and other post-retirement benefits liability
Amortization of benefits liability	614	578
Income tax provision on pension and other post-retirement benefits liability	(236)	(222)
Foreign currency translation adjustments	(570)	512
Available-for-sale investments
Unrealized holding gains on investments	—	25,473
Income tax provision on unrealized holding gains	—	(9,135)
Other comprehensive (loss) income	(192)	17,206
Comprehensive income	$123,155	$105,019
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands of dollars)
Cash flows from operating activities
Net income	$123,347	$87,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,356	35,394
Provision for (recovery of) doubtful accounts	393	(155)
Amortization of debt issuance costs	365	400
Stock-based compensation expense	1,499	1,651
Loss from disposition of fixed assets	2,387	481
Deferred income taxes	29,466	791
Windfall tax benefits from share-based payment arrangements	(3,844)	(4,481)
Equity in (income) loss of joint ventures	(178)	702
Changes in operating assets and liabilities
Accounts receivable	(7,917)	(37,720)
Inventories	(8,776)	68,372
Prepaid expenses and other current assets	(2,077)	(1,611)
Accounts payable	14,733	(28,138)
Accrued liabilities	(14,670)	(21,647)
Other, net	(53,832)	3,724
Net cash provided by operating activities	116,252	105,576
Cash flows from investing activities
Additions to property, plant and equipment	(150,784)	(64,902)
Proceeds from disposition of assets	2	3
Proceeds from repayment of loan to affiliate	167	167
Proceeds from sales and maturities of securities	124,873	—
Purchase of securities	(94,903)	(2,961)
Settlements of derivative instruments	(679)	511
Net cash used for investing activities	(121,324)	(67,182)
Cash flows from financing activities
Dividends paid	(12,553)	(4,914)
Proceeds from exercise of stock options	1,590	480
Utilization of restricted cash	—	30,800
Windfall tax benefits from share-based payment arrangements	3,844	4,481
Net cash (used for) provided by financing activities	(7,119)	30,847
Net (decrease) increase in cash and cash equivalents	(12,191)	69,241
Cash and cash equivalents at beginning of period	790,078	825,901
Cash and cash equivalents at end of period	$777,887	$895,142
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2012 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K"), filed with the SEC on February 22, 2013. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2012.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012 and the changes in its cash position for the three months ended March 31, 2013 and 2012.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2013 or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Revisions
The consolidated statement of cash flows for the three months ended March 31, 2012 has been revised to correct the presentation of windfall tax benefits from share-based compensation of $4,481 in financing activities, instead of operating activities. This revision also impacts the consolidated statements of cash flows for the six months ended June 30, 2012 and nine months ended September 30, 2012 by $6,468 and $7,792, respectively, as well as the years ended December 31, 2010, 2011 and 2012 by $326, $3,361 and $11,967, respectively. The Company has determined that these revisions were immaterial to the Company's previously issued financial statements.
Recent Accounting Pronouncements
Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on disclosures for offsetting assets and liabilities. The new accounting guidance requires companies to disclose both gross and net information about (1) instruments and transactions eligible for offset in the statement of financial position, and (2) instruments and transactions subject to an agreement similar to a master netting arrangement. The FASB issued another accounting standards update clarifying the scope of the assets and liabilities offset disclosure requirements in January 2013. The effective date of the disclosure requirements remains unchanged. The Company adopted the new guidance as of January 1, 2013, and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under current accounting guidance. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current accounting guidance. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, but may resume performing the qualitative assessment in any subsequent period. The Company adopted the new indefinite-lived

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

intangible assets test guidance as of January 1, 2013, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Reclassifications Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update on reporting items reclassified out of accumulated other comprehensive income. The new accounting guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification, with certain exceptions. The Company adopted the new guidance as of January 1, 2013, and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
2. Current Marketable Securities
The Company owned current marketable securities of $94,903 and $124,873 at March 31, 2013 and December 31, 2012, respectively, consisting of short-term corporate debt securities with maturities exceeding three months at the date of acquisition. These debt securities are classified as held-to-maturity and are carried at amortized cost, which approximates their fair value.

3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012
Trade customers	$384,413	$388,949
Affiliates	297	258
Allowance for doubtful accounts	(11,562)	(11,172)
	373,148	378,035
Federal and state taxes	22,480	4,011
Other	11,952	18,113
Accounts receivable, net	$407,580	$400,159
4. Inventories
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished products	$198,639	$200,940
Feedstock, additives and chemicals	154,304	143,912
Materials and supplies	55,131	54,446
Inventories	$408,074	$399,298
5. Property, Plant and Equipment
As of March 31, 2013, the Company had property, plant and equipment, net totaling $1,629,309. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Depreciation expense on property, plant and equipment of $30,920 and $30,171 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $4,801 and $5,623 is included in the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.
7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
3.60% senior notes due 2022	$248,901	$248,872
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,790	$763,761
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if lenders agree to commit to such an increase. At March 31, 2013, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2013, the Company had outstanding letters of credit totaling $16,214 and borrowing availability of $383,786 under the revolving credit facility.
8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2004 Omnibus Incentive Plan (the "2004 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2004 Plan. At the discretion of the administrator of the 2004 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2004 Plan was $1,499 and $1,651 for the three months ended March 31, 2013 and 2012, respectively.
9. Derivative Instruments
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company had 32,130,000 gallons of feedstock forward contracts designated as fair value hedges.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2013 and 2012.
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
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		March 31, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$8,299	$13,032
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	1,903	1,395
Total derivative assets		$10,202	$14,427

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		March 31, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$399
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	9,843	13,295
Total derivative liabilities		$9,843	$13,694
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three months ended March 31, 2013 and 2012, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2013	2012
Commodity forward contracts	Cost of sales	$(1,643)	$10,463

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended March 31,
		2013	2012
Firm commitment designated as the hedged item	Cost of sales	$1,395	$(11,664)
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2013	2012
Commodity forward contracts	Cost of sales	$7,335	$560
See Note 10 for the fair value of the Company's derivative instruments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Disclosure about Offsetting Asset and Liability Derivatives
Certain of the Company's derivative instruments are executed under an International Swaps and Derivatives Association ("ISDA") Master Agreement, which permit the Company and a counterparty to aggregate the amounts owed by each party under multiple transactions and replace them with a single net amount payable by one party to the other. The following tables present the Company's derivative assets and derivative liabilities reported on the consolidated balance sheets and derivative assets and derivative liabilities subject to enforceable master netting arrangements.

	Derivative Assets
	March 31, 2013	December 31, 2012
Derivative assets subject to enforceable master netting arrangements	$—	$—
Derivative assets not subject to enforceable master netting arrangements	9,057	13,032
Total derivative assets	$9,057	$13,032

	March 31, 2013			December 31, 2012
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity forward contracts	$1,145	$(1,145)	$—	$1,395	$(1,395)	$—

	Derivative Liabilities
	March 31, 2013	December 31, 2012
Derivative liabilities subject to enforceable master netting arrangements	$697	$1,774
Derivative liabilities not subject to enforceable master netting arrangements	8,001	10,525
Total derivative liabilities	$8,698	$12,299

	March 31, 2013			December 31, 2012
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity forward contracts	$1,842	$(1,145)	$697	$3,169	$(1,395)	$1,774

	March 31, 2013			December 31, 2012
Derivative Liabilities by Counterparty	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$463	$—	$463	$1,128	$—	$1,128
Counterparty B	234	—	234	646	—	646
Total	$697	$—	$697	$1,774	$—	$1,774

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

10. Fair Value Measurements
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,145	$9,057	$10,202
Risk management liabilities - Commodity forward contracts	—	(9,843)	(9,843)
Firm commitments
Hedged portion of firm commitment	—	(8,299)	(8,299)

	December 31, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,395	$13,032	$14,427
Risk management liabilities - Commodity forward contracts	—	(13,694)	(13,694)
Firm commitments
Hedged portion of firm commitment	—	399	399
Hedged portion of firm commitment	—	(13,032)	(13,032)
The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2013 and 2012.
In addition to the financial assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. Further, the Company has current marketable securities that are carried at amortized cost. The amounts reported in the consolidated balance sheets for cash and cash equivalents, current marketable securities, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$248,901	$252,273	$248,872	$251,125
6 ½% senior notes due 2029	100,000	115,999	100,000	119,738
6 ¾% senior notes due 2032	250,000	286,235	250,000	283,168
6 ½% GO Zone Senior Notes Due 2035	89,000	100,367	89,000	102,095
6 ½% IKE Zone Senior Notes Due 2035	65,000	73,302	65,000	74,564
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
11. Income Taxes
The effective income tax rate was 35.5% for the three months ended March 31, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 34.9% for the three months ended March 31, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
There was no material change to the total gross unrecognized tax benefits for the three months ended March 31, 2013. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $621 within the next twelve months due to expiring statutes of limitations.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2013, the Company had no material accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2007.
12. Earnings per Share
The Company has unvested shares of restricted stock and restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Three Months Ended March 31,
	2013	2012
Net income	$123,347	$87,813
Less:
Net income attributable to participating securities	(568)	(610)
Net income attributable to common shareholders	$122,779	$87,203

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares—basic	66,625,536	66,109,297
Plus incremental shares from:
Assumed exercise of options	283,333	449,220
Weighted average common shares—diluted	66,908,869	66,558,517

Earnings per share:
Basic	$1.84	$1.32
Diluted	$1.84	$1.31
Excluded from the computation of diluted earnings per share are options to purchase 36,388 and 67,098 shares of common stock for the three months ended March 31, 2013 and 2012, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2013	2012	2013	2012
Service cost	$264	$254	$2	$2
Interest cost	501	647	147	185
Expected return on plan assets	(714)	(620)	—	—
Amortization of prior service cost	74	74	21	21
Amortization of net loss	429	439	90	44
Net periodic benefit cost	$554	$794	$260	$252
The Company contributed $442 to the Salaried pension plan in the first three months of 2012, and contributed $60 and $278 to the Wage pension plan in the first three months of 2013 and 2012, respectively. The Company did not contribute to the Salaried pension plan in the first three months of 2013. The Company expects to make additional contributions of $1,164 to the Salaried pension plan and $870 to the Wage pension plan during the fiscal year ending December 31, 2013.
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2012	$(16,351)	$5,511	$(10,840)
Other comprehensive loss before reclassifications	—	(570)	(570)
Amounts reclassified from accumulated other comprehensive loss	378	—	378
Net other comprehensive income (loss) for the period	378	(570)	(192)
Balances at March 31, 2013	$(15,973)	$4,941	$(11,032)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended March 31, 2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(95)
Net loss	(1)	(519)
		(614)
	Provision for income taxes	236
Total reclassifications for the period		$(378)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 8 (Employee Benefits) to the financial statements included in the 2012 Form 10-K.

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
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,687 in 2012. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
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
EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company's ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair ("LDAR"). As a result of the audit, the EPA brought allegations that the Company had violated certain environmental laws and regulations pertaining to LDAR. The Company has agreed to settle this matter, subject to court approval, by paying a cash penalty of $500 and has recorded an accrual in such amount.
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

	Three Months Ended March 31,
	2013	2012
Net external sales
Olefins
Polyethylene	$420,768	$445,420
Styrene, feedstock and other	162,077	286,851
Total Olefins	582,845	732,271
Vinyls
PVC, caustic soda and other	195,246	214,383
Building products	86,556	88,213
Total Vinyls	281,802	302,596
	$864,647	$1,034,867

Intersegment sales
Olefins	$70,283	$101,457
Vinyls	264	388
	$70,547	$101,845

Income (loss) from operations
Olefins	$161,058	$129,207
Vinyls	43,663	21,082
Corporate and other	(10,666)	(4,664)
	$194,055	$145,625

Depreciation and amortization
Olefins	$23,346	$23,763
Vinyls	11,884	11,509
Corporate and other	126	122
	$35,356	$35,394

Other income (expense), net
Olefins	$4,010	$956
Vinyls	(425)	240
Corporate and other	(66)	151
	$3,519	$1,347

Provision for (benefit from) income taxes
Olefins	$55,477	$42,175
Vinyls	13,720	6,016
Corporate and other	(1,251)	(1,209)
	$67,946	$46,982

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2013	2012
Capital expenditures
Olefins	$50,040	$17,480
Vinyls	100,317	46,841
Corporate and other	427	581
	$150,784	$64,902
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2013	2012
Income from operations	$194,055	$145,625
Interest expense	(6,281)	(12,177)
Other income, net	3,519	1,347
Income before income taxes	$191,293	$134,795

	March 31, 2013	December 31, 2012
Total assets
Olefins	$1,534,996	$1,439,308
Vinyls	1,106,500	1,030,912
Corporate and other	917,729	941,976
	$3,559,225	$3,412,196
17. Subsequent Events
In March 2013, the Company announced that it had entered into a definitive agreement with CertainTeed Corporation, a subsidiary of the French public company, Compagnie de Saint-Gobain, to purchase its Pipe and Foundation Group business, a leading producer of PVC pipe and fittings for municipal, water well, mining, agriculture and irrigation applications, with an annual production capacity of approximately 150 million pounds, for a cash purchase price of $175,000, including working capital, subject to post-closing adjustments. This transaction closed on May 1, 2013. No pro forma financial information has been provided as the purchase is not significant to the Company's consolidated financial position or results of operations.
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating adjustments necessary to present the Company's results on a consolidated basis.

Condensed Consolidating Financial Information as of March 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$742,898	$7,648	$27,341	$—	$777,887
Marketable securities	94,903	—	—	—	94,903
Accounts receivable, net	12,629	1,644,221	4,575	(1,253,845)	407,580
Inventories	—	393,260	14,814	—	408,074
Prepaid expenses and other current assets	223	12,588	1,725	—	14,536
Deferred income taxes	431	21,581	286	—	22,298
Total current assets	851,084	2,079,298	48,741	(1,253,845)	1,725,278
Property, plant and equipment, net	—	1,621,290	8,019	—	1,629,309
Equity investments	3,143,697	65,868	32,711	(3,198,362)	43,914
Other assets, net	16,692	148,886	1,132	(5,986)	160,724
Total assets	$4,011,473	$3,915,342	$90,603	$(4,458,193)	$3,559,225
Current liabilities
Accounts payable	$1,252,908	$221,992	$15,382	$(1,258,221)	$232,061
Accrued liabilities	15,873	146,546	959	4,376	167,754
Total current liabilities	1,268,781	368,538	16,341	(1,253,845)	399,815
Long-term debt	752,901	10,889	—	—	763,790
Deferred income taxes	—	361,450	511	(5,986)	355,975
Other liabilities	—	49,823	31	—	49,854
Stockholders' equity	1,989,791	3,124,642	73,720	(3,198,362)	1,989,791
Total liabilities and stockholders' equity	$4,011,473	$3,915,342	$90,603	$(4,458,193)	$3,559,225

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$856,085	$10,540	$(1,978)	$864,647
Cost of sales	—	629,286	9,530	(1,978)	636,838
Gross profit	—	226,799	1,010	—	227,809
Selling, general and administrative expenses	510	31,709	1,535	—	33,754
(Loss) income from operations	(510)	195,090	(525)	—	194,055
Interest expense	(6,258)	(23)	—	—	(6,281)
Other income (expense), net	4,309	(290)	(500)	—	3,519
(Loss) income before income taxes	(2,459)	194,777	(1,025)	—	191,293
(Benefit from) provision for income taxes	(874)	69,051	(231)	—	67,946
Equity in net income of subsidiaries	124,932	—	—	(124,932)	—
Net income (loss)	$123,347	$125,726	$(794)	$(124,932)	$123,347
Comprehensive income (loss)	$123,155	$126,104	$(1,364)	$(124,740)	$123,155

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,026,332	$9,843	$(1,308)	$1,034,867
Cost of sales	—	854,987	8,551	(1,308)	862,230
Gross profit	—	171,345	1,292	—	172,637
Selling, general and administrative expenses	505	24,756	1,751	—	27,012
(Loss) income from operations	(505)	146,589	(459)	—	145,625
Interest expense	(12,171)	(6)	—	—	(12,177)
Other income (expense), net	3,534	(1,700)	(487)	—	1,347
(Loss) income before income taxes	(9,142)	144,883	(946)	—	134,795
(Benefit from) provision for income taxes	(3,173)	50,231	(76)	—	46,982
Equity in net income of subsidiaries	93,782	—	—	(93,782)	—
Net income (loss)	$87,813	$94,652	$(870)	$(93,782)	$87,813
Comprehensive income (loss)	$105,019	$111,344	$(358)	$(110,986)	$105,019

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$123,347	$125,726	$(794)	$(124,932)	$123,347
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	365	34,766	590	—	35,721
Deferred income taxes	(23)	29,896	(407)	—	29,466
Net changes in working capital and other	(129,403)	(68,474)	663	124,932	(72,282)
Net cash (used for) provided by operating activities	(5,714)	121,914	52	—	116,252
Cash flows from investing activities
Additions to property, plant and equipment	—	(149,113)	(1,671)	—	(150,784)
Proceeds from disposition of assets	—	—	2	—	2
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Proceeds from sales and maturities of securities	124,873	—	—	—	124,873
Purchase of securities	(94,903)	—	—	—	(94,903)
Settlements of derivative instruments	—	(679)	—	—	(679)
Net cash provided by (used for) investing activities	29,970	(149,792)	(1,502)	—	(121,324)
Cash flows from financing activities
Intercompany financing	(28,120)	28,553	(433)	—	—
Dividends paid	(12,553)	—	—	—	(12,553)
Proceeds from exercise of stock options	1,590	—	—	—	1,590
Windfall tax benefits from share-based payment arrangements	3,844	—	—	—	3,844
Net cash (used for) provided by financing activities	(35,239)	28,553	(433)	—	(7,119)
Net (decrease) increase in cash and cash equivalents	(10,983)	675	(1,883)	—	(12,191)
Cash and cash equivalents at beginning of period	753,881	6,973	29,224	—	790,078
Cash and cash equivalents at end of period	$742,898	$7,648	$27,341	$—	$777,887

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$87,813	$94,652	$(870)	$(93,782)	$87,813
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	400	34,593	801	—	35,794
Deferred income taxes	(48)	779	60	—	791
Net changes in working capital and other	(98,271)	(12,415)	(1,918)	93,782	(18,822)
Net cash (used for) provided by operating activities	(10,106)	117,609	(1,927)	—	105,576
Cash flows from investing activities
Additions to property, plant and equipment	—	(64,871)	(31)	—	(64,902)
Proceeds from disposition of assets	—	—	3	—	3
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Purchase of securities	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	511	—	—	511
Net cash (used for) provided by investing activities	—	(67,321)	139	—	(67,182)
Cash flows from financing activities
Intercompany financing	44,883	(49,242)	4,359	—	—
Dividends paid	(4,914)	—	—	—	(4,914)
Proceeds from exercise of stock options	480	—	—	—	480
Utilization of restricted cash	30,800	—	—	—	30,800
Windfall tax benefits from share-based payment arrangements	4,481	—	—	—	4,481
Net cash provided by (used for) financing activities	75,730	(49,242)	4,359	—	30,847
Net increase in cash and cash equivalents	65,624	1,046	2,571	—	69,241
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of period	$868,944	$3,563	$22,635	$—	$895,142

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal business segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
Since 2009 and continuing through the first quarter of 2013, a cost advantage for natural gas liquids-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
Continued weakness in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry's inability to sufficiently raise domestic prices for PVC resin and building products in order to offset cost increases, affected our Vinyls segment's operating results in 2010 and 2011. However, since late 2010, the PVC industry has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. However, looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.
The current U.S. economic environment, while slowly improving, continues to be somewhat challenging for our customers. However, we believe our customer base is generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. The impact of the weak global economic environment has been challenging to our business and, depending on the performance of the global economy in the remainder of 2013 and beyond, could have a negative effect on our financial condition, results of operations or cash flows.
Recent Developments
In March 2013, we announced that we had entered into a definitive agreement with CertainTeed Corporation, a subsidiary of the French public company, Compagnie de Saint-Gobain, to purchase its Pipe and Foundation Group business, a leading producer of PVC pipe and fittings for municipal, water well, mining, agriculture and irrigation applications, with an annual production capacity of approximately 150 million pounds, for a cash purchase price of $175.0 million, including working capital, subject to post-closing adjustments. This transaction closed on May 1, 2013.
In March 2013, we completed planned major maintenance activities, or turnaround, of one of the ethylene units at our Lake Charles, Louisiana complex. In conjunction with this turnaround, we completed the previously announced expansion to increase the ethane-based ethylene capacity of that ethylene unit. The unit was restarted after 74 days. Income from operations for the first quarter of 2013 was negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the turnaround and expansion.

Results of Operations

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$420,768	$445,420
Styrene, feedstock and other	162,077	286,851
Total Olefins	582,845	732,271
Vinyls
PVC, caustic soda and other	195,246	214,383
Building products	86,556	88,213
Total Vinyls	281,802	302,596
Total	$864,647	$1,034,867

Income (loss) from operations
Olefins	$161,058	$129,207
Vinyls	43,663	21,082
Corporate and other	(10,666)	(4,664)
Total income from operations	194,055	145,625
Interest expense	(6,281)	(12,177)
Other income, net	3,519	1,347
Provision for income taxes	67,946	46,982
Net income	$123,347	$87,813
Diluted earnings per share	$1.84	$1.31

	Three Months Ended March 31, 2013
	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	-2.3%	-18.1%
Vinyls	-0.2%	-6.7%
Company average	-1.7%	-14.7%

	Three Months Ended March 31,
	2013	2012
Average industry prices (1)
Ethane (cents/lb)	8.7	18.9
Propane (cents/lb)	20.5	29.8
Ethylene (cents/lb) (2)	63.3	62.3
Polyethylene (cents/lb) (3)	97.3	99.0
Styrene (cents/lb) (4)	85.9	74.3
Caustic soda ($/short ton) (5)	602.5	570.8
Chlorine ($/short ton) (6)	255.0	274.2
PVC (cents/lb) (7)	59.2	56.5
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended March 31, 2013, net income was $123.3 million, or $1.84 per diluted share, on net sales of $864.6 million. This represents an increase in net income of $35.5 million, or $0.53 per diluted share, compared to the quarter ended March 31, 2012 net income of $87.8 million, or $1.31 per diluted share, on net sales of $1,034.9 million. Net sales for the first quarter of 2013 decreased by $170.3 million compared to net sales for the first quarter of 2012, mainly attributable to lower feedstock, ethylene and ethylene co-product sales volumes and lower sales prices for polyethylene and PVC resin. Ethylene and ethylene co-product sales volumes were lower primarily due to the turnaround and expansion of one of our Lake Charles ethylene units, which lasted 74 days. Income from operations was $194.1 million for the first quarter of 2013 as compared to $145.6 million for the first quarter of 2012. Income from operations for the first quarter of 2013 benefited primarily from improved olefins and vinyls integrated product margins predominantly due to lower feedstock and energy costs as compared to the prior year period. Industry ethane prices declined 54.0% and industry propane prices declined 31.2% in the first quarter of 2013 as compared to the first quarter of 2012.
RESULTS OF OPERATIONS
First Quarter 2013 Compared with First Quarter 2012
Net Sales. Net sales decreased by $170.3 million, or 16.5%, to $864.6 million in the first quarter of 2013 from $1,034.9 million in the first quarter of 2012, primarily attributable to lower sales volumes for feedstock, ethylene and ethylene co-products and lower sales prices for polyethylene and PVC resin. Average sales prices for the first quarter of 2013 decreased by 1.7% as compared to the first quarter of 2012. Overall sales volume decreased by 14.7% as compared to the first quarter of 2012.
Gross Profit. Gross profit margin percentage increased to 26.3% for the first quarter of 2013 from 16.7% for the first quarter of 2012, driven mainly by improved olefins and vinyls integrated product margins mainly attributable to lower feedstock and energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 54.0% and 31.2% for ethane and propane, respectively, as compared to the first quarter of 2012. Sales prices decreased an average of 1.7% for the first quarter of 2013 as compared to the first quarter of 2012.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2013 of $33.8 million increased by $6.8 million as compared to the first quarter of 2012 mainly due to an increase in payroll and related labor costs, including incentive compensation, and consulting fees.
Interest Expense. Interest expense decreased by $5.9 million to $6.3 million in the first quarter of 2013 from $12.2 million in the first quarter of 2012 largely as a result of increased capitalized interest on major capital projects and lower average interest rates in the first quarter of 2013 as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income, Net. Other income, net increased to $3.5 million in the first quarter of 2013 from $1.3 million in the first quarter of 2012, mainly due to higher equity in income from our joint ventures and the settlement of a claim against a supplier in the first quarter of 2013.
Income Taxes. The effective income tax rate was 35.5% for the first quarter of 2013. The effective income tax rate for the first quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 34.9% for the first quarter of 2012. The effective income tax rate for the first quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.

Olefins Segment
Net Sales. Net sales decreased by $149.5 million, or 20.4%, to $582.8 million in the first quarter of 2013 from $732.3 million in the first quarter of 2012, predominantly due to lower feedstock, ethylene and ethylene co-product sales volumes and lower polyethylene sales prices as compared to the prior year period. Ethylene and ethylene co-product sales volumes were lower primarily due to the turnaround and expansion of the Lake Charles ethylene unit. Average sales prices for the Olefins segment decreased by 2.3% in the first quarter of 2013 as compared to the first quarter of 2012. Average sales volumes decreased by 18.1% in the first quarter of 2013 as compared to the first quarter of 2012.
Income from Operations. Income from operations increased by $31.9 million, or 24.7%, to $161.1 million in the first quarter of 2013 from $129.2 million in the first quarter of 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved primarily as a result of significantly lower feedstock and energy costs, which were only partially offset by lower sales prices. Income from operations in the first quarter of 2013 was negatively impacted as a result of the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Lake Charles ethylene unit. Trading activity in the first quarter of 2013 resulted in a gain of $7.3 million as compared to a gain of $0.6 million in the first quarter of 2012.
Vinyls Segment
Net Sales. Net sales decreased by $20.8 million, or 6.9%, to $281.8 million in the first quarter of 2013 from $302.6 million in the first quarter of 2012. This decrease was mainly attributable to lower sales volumes for all major products, partially offset by higher sales prices for caustic and building products. Average sales prices for the Vinyls segment decreased marginally by 0.2% in the first quarter of 2013 as compared to the first quarter of 2012. Average sales volumes for the Vinyls segment decreased by 6.7% in the first quarter of 2013 as compared to the first quarter of 2012.
Income from Operations. Income from operations increased by $22.6 million, or 107.1%, to $43.7 million in the first quarter of 2013 from $21.1 million in the first quarter of 2012. This increase was primarily driven by higher vinyls integrated product margins largely resulting from lower feedstock costs as compared to the prior year period. While Vinyls segment operating results for the first quarter of 2013 generally improved as compared to recent quarters, our Vinyls segment remains constrained by weakness in the U.S. construction markets and budgetary constraints in municipal spending.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
Cash Flows
Operating Activities
Operating activities provided cash of $116.3 million in the first three months of 2013 compared to cash provided of $105.6 million in the first three months of 2012. The $10.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital as compared to the prior year period, partially offset by deferred turnaround costs from the turnaround of our Lake Charles ethylene unit. Income from operations increased by $48.5 million in the first three months of 2013 primarily as a result of higher olefins and vinyls integrated product margins as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $18.8 million in the first three months of 2013, compared to $20.6 million of cash used in the first three months of 2012, a favorable change of $1.8 million. An increase in current liabilities and a decrease in accounts receivable largely attributable to lower average sales volumes were mostly offset by an increase in inventory during the 2013 period. In addition, inventory decreased during the 2012 period as high cost feedstock in inventory at December 31, 2011 flowed through cost of sales in the first quarter of 2012.
Investing Activities
Net cash used for investing activities during the first three months of 2013 was $121.3 million as compared to net cash used for investing activities of $67.2 million in the first three months of 2012. Capital expenditures were $150.8 million in the first three months of 2013 compared to $64.9 million in the first three months of 2012. The higher capital expenditures in the first three months of 2013 were largely attributable to the construction of the new chlor-alkali plant at our Geismar, Louisiana facility, the expansion of the ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City, Kentucky complex. Capital expenditures in the first three months of 2012 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of the ethylene unit at our Lake Charles complex. The remaining capital expenditures in the first three months of 2013 and 2012 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities.

Purchases of securities in the first three months of 2013 totaled $94.9 million and were comprised of short-term commercial paper. We also received aggregate proceeds of $124.9 million from the maturities of short-term commercial paper in the first three months of 2013. The activity during the first three months of 2012 was primarily related to the purchase of equity securities.
Financing Activities
Net cash used for financing activities during the first three months of 2013 was $7.1 million as compared to net cash provided of $30.8 million in the first three months of 2012. The activity during the first three months of 2013 was primarily related to the $12.6 million payment of cash dividends, partially offset by proceeds of $1.6 million from the exercise of stock options. The activity during the first three months of 2012 was mainly related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $4.9 million payment of cash dividends.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
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
In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $390.0 million to $420.0 million and is targeted for start-up in the fourth quarter of 2013.
These capital projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of March 31, 2013, we had incurred a total cost of approximately $344.7 million on these capital projects.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We are evaluating plans for the expansion of the second ethylene unit at our Lake Charles complex.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of March 31, 2013, we had repurchased 284,493 shares of our common stock for an aggregate purchase price of approximately $13.3 million under this program. We did not repurchase any shares under this program during the three months ended March 31, 2013. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents and Current Marketable Securities
As of March 31, 2013, our cash, cash equivalents and current marketable securities totaled $872.8 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.

Debt
As of March 31, 2013, our long-term debt, including current maturities, totaled $763.8 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $1.1 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of March 31, 2013, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2013, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.
At March 31, 2013, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2013, we had outstanding letters of credit totaling $16.2 million and borrowing availability of $383.8 million under the revolving credit facility.
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
In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2012 Form 10-K for more information on the revolving credit facility.
GO Zone and IKE Zone Bonds
As of March 31, 2013, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2012 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
3.60% Senior Notes due 2022
The 3.60% senior notes due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% senior notes due 2022 prior to maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2012 Form 10-K for more information on the 3.60% senior notes due 2022. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% senior notes due 2022 in excess of $5.0 million are guarantors of the 3.60% senior notes due 2022.
The indenture governing the 3.60% senior notes due 2022 contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the 2012 Form 10-K and the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2013, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $5.4 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $10.8 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2013, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2013) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2013 was 0.22%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2013, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2012 Form 10-K, filed on February 22, 2013, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2012 Form 10-K. There have been no material changes from those risk factors, except as described below.
We may have difficulties integrating the operations of the business we acquired from CertainTeed.
If we are unable to integrate or to successfully manage the Pipe and Foundation Group business we acquired from CertainTeed Corporation, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisition for a number of reasons, including, but not limited to, the following:

•	we may fail to integrate the business into a cohesive, efficient enterprise;

•
our resources, including management resources, are limited and may be strained, and the acquisition may divert our management's attention from initiating or carrying out programs to save costs or enhance revenues; and

•	our failure to retain key employees and contracts of the business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2013	—	$—	—	$86,698,000
February 2013	45,743	$84.10	—	$86,698,000
March 2013	—	$—	—	$86,698,000
	45,743	$84.10	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2004 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of March 31, 2013, 284,493 shares of common stock had been acquired at an aggregate purchase price of $13.3 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

10.1
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260)

10.2
Consultant's Agreement dated March 26, 2013 by and between Westlake Management Services Inc. and Donald M. Condon, Jr. (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 7, 2013	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2013	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)