Form 10-Q
period 2013-06-30
WESTLAKE CHEMICAL CORP
filed 2013-07-31
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 24, 2013 was 66,812,858.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$625,501	$790,078
Marketable securities	29,969	124,873
Accounts receivable, net	475,638	400,159
Inventories	427,139	399,298
Prepaid expenses and other current assets	20,773	14,700
Deferred income taxes	22,103	22,305
Total current assets	1,601,123	1,751,413
Property, plant and equipment, net	1,785,574	1,510,048
Equity investments	48,480	43,736
Other assets, net
Intangible assets, net	161,324	48,292
Deferred charges and other assets, net	111,834	58,707
Total other assets, net	273,158	106,999
Total assets	$3,708,335	$3,412,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$247,007	$217,050
Accrued liabilities	147,449	181,460
Total current liabilities	394,456	398,510
Long-term debt	763,820	763,761
Deferred income taxes	386,789	326,290
Other liabilities	50,784	51,379
Total liabilities	1,595,849	1,539,940
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,258,512 and 67,187,224 shares issued at June 30, 2013 and December 31, 2012, respectively	673	672
Common stock, held in treasury, at cost; 446,825 and 284,493 shares at June 30, 2013 and December 31, 2012, respectively	(26,585)	(13,302)
Additional paid-in capital	506,609	496,254
Retained earnings	1,643,515	1,399,472
Accumulated other comprehensive loss	(11,726)	(10,840)
Total stockholders' equity	2,112,486	1,872,256
Total liabilities and stockholders' equity	$3,708,335	$3,412,196
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands of dollars, except per share data and share amounts)
Net sales	$939,047	$913,958	$1,803,694	$1,948,825
Cost of sales	665,560	712,062	1,302,398	1,574,292
Gross profit	273,487	201,896	501,296	374,533
Selling, general and administrative expenses	38,260	30,918	72,014	57,930
Income from operations	235,227	170,978	429,282	316,603
Other income (expense)
Interest expense	(5,343)	(11,571)	(11,624)	(23,748)
Gain from sales of equity securities	—	15,952	—	15,952
Other (expense) income, net	(95)	1,107	3,424	2,454
Income before income taxes	229,789	176,466	421,082	311,261
Provision for income taxes	83,973	60,965	151,919	107,947
Net income	$145,816	$115,501	$269,163	$203,314
Earnings per share:
Basic	$2.18	$1.73	$4.02	$3.05
Diluted	$2.17	$1.72	$4.01	$3.03
Weighted average shares outstanding:
Basic	66,629,609	66,298,633	66,627,661	66,203,965
Diluted	66,895,595	66,648,896	66,902,273	66,603,706
Dividends per common share	$0.1875	$0.0738	$0.3750	$0.1475
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands of dollars)
Net income	$145,816	$115,501	$269,163	$203,314
Other comprehensive (loss) income
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(489)	71	(489)	71
Amortization of benefits liability	695	584	1,309	1,162
Income tax provision on pension and other post-retirement benefits liability	(80)	(251)	(316)	(473)
Foreign currency translation adjustments	(820)	(449)	(1,390)	63
Cash flow hedges
Net unrealized losses on hedges	—	(813)	—	(813)
Income tax benefit on hedges	—	292	—	292
Available-for-sale investments
Unrealized holding (losses) gains on investments	—	(11,231)	—	14,243
Income tax benefit (provision) on unrealized holding (losses) gains	—	4,028	—	(5,108)
Reclassification of net realized gain to net income	—	(10,232)	—	(10,232)
Other comprehensive loss	(694)	(18,001)	(886)	(795)
Comprehensive income	$145,122	$97,500	$268,277	$202,519
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands of dollars)
Cash flows from operating activities
Net income	$269,163	$203,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,566	71,177
Provision for (recovery of) doubtful accounts	3,607	(161)
Amortization of debt issuance costs	729	801
Stock-based compensation expense	3,124	3,125
Loss from disposition of fixed assets	4,125	688
Gain from sales of equity securities	—	(15,952)
Deferred income taxes	60,425	6,720
Windfall tax benefits from share-based payment arrangements	(4,576)	(6,468)
Equity in loss of joint ventures	1,369	1,926
Changes in operating assets and liabilities
Accounts receivable	(61,494)	(11,105)
Inventories	(1,893)	83,653
Prepaid expenses and other current assets	(7,947)	(2,920)
Accounts payable	5,217	(17,043)
Accrued liabilities	(32,382)	(6,369)
Other, net	(59,553)	4,760
Net cash provided by operating activities	255,480	316,146
Cash flows from investing activities
Acquisition of business	(178,309)	—
Additions to equity investments	(6,113)	—
Additions to property, plant and equipment	(297,873)	(140,568)
Construction of assets pending sale-leaseback	(136)	(1,760)
Proceeds from disposition of assets	62	415
Proceeds from repayment of loan to affiliate	167	596
Proceeds from sales and maturities of securities	209,785	46,027
Purchase of securities	(114,881)	(2,961)
Settlements of derivative instruments	(1,588)	511
Net cash used for investing activities	(388,886)	(97,740)
Cash flows from financing activities
Capitalized debt issuance costs	—	(98)
Dividends paid	(25,120)	(9,838)
Proceeds from exercise of stock options	2,656	4,508
Repurchase of common stock for treasury	(13,283)	(10,784)
Utilization of restricted cash	—	75,975
Windfall tax benefits from share-based payment arrangements	4,576	6,468
Net cash (used for) provided by financing activities	(31,171)	66,231
Net (decrease) increase in cash and cash equivalents	(164,577)	284,637
Cash and cash equivalents at beginning of period	790,078	825,901
Cash and cash equivalents at end of period	$625,501	$1,110,538
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012 and the changes in its cash position for the six months ended June 30, 2013 and 2012.
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
Revisions
The consolidated statement of cash flows for the six months ended June 30, 2012 has been revised to correct the presentation of windfall tax benefits from share-based compensation of $6,468 in financing activities, instead of operating activities. The Company has determined that this revision was immaterial to the Company's previously issued financial statements.
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
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update to simplify how entities test indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test under current accounting guidance. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current accounting guidance. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test, but may resume performing the qualitative assessment in any subsequent period. The Company adopted the new indefinite-lived intangible assets test guidance as of January 1, 2013, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
2. Current Marketable Securities
The Company owned current marketable securities of $29,969 and $124,873 at June 30, 2013 and December 31, 2012, respectively, consisting of short-term corporate debt securities with maturities exceeding three months at the date of acquisition. These debt securities are classified as held-to-maturity and are carried at amortized cost, which approximates their fair value.

3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2013	December 31, 2012
Trade customers	$441,840	$388,949
Affiliates	310	258
Allowance for doubtful accounts	(9,834)	(11,172)
	432,316	378,035
Federal and state taxes	29,802	4,011
Other	13,520	18,113
Accounts receivable, net	$475,638	$400,159
4. Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished products	$203,434	$200,940
Feedstock, additives and chemicals	166,213	143,912
Materials and supplies	57,492	54,446
Inventories	$427,139	$399,298
5. Property, Plant and Equipment
As of June 30, 2013, the Company had property, plant and equipment, net totaling $1,785,574. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $32,615 and $30,387 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense on property, plant and equipment of $63,535 and $60,559 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Amortization expense on intangible and other assets of $7,959 and $5,795 is included in the consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively. Amortization expense on intangible and other assets of $12,760 and $11,419 is included in the consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively.
7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
3.60% senior notes due 2022	$248,931	$248,872
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,820	$763,761
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if lenders agree to commit to such an increase. At June 30, 2013, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of June 30, 2013, the Company had outstanding letters of credit totaling $16,921 and borrowing availability of $383,079 under the revolving credit facility.
8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $1,626 and $1,475 for the three months ended June 30, 2013 and 2012, respectively, and $3,124 and $3,125 for the six months ended June 30, 2013 and 2012, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company had 21,420,000 gallons of feedstock forward contracts designated as fair value hedges.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at June 30, 2013 and December 31, 2012.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		June 30, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$6,720	$13,032
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	2,330	1,395
Total derivative assets		$9,050	$14,427

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		June 30, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$399
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	7,244	13,295
Total derivative liabilities		$7,244	$13,694
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three and six months ended June 30, 2013 and 2012, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity forward contracts	Cost of sales	$1,533	$2,397	$(110)	$12,860

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Firm commitment designated as the hedged item	Cost of sales	$(1,615)	$(2,397)	$(220)	$(14,061)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity forward contracts	Cost of sales	$9,382	$(1,592)	$16,717	$(1,031)
See Note 10 for the fair value of the Company's derivative instruments.
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,740	$7,310	$9,050
Risk management liabilities - Commodity forward contracts	(15)	(7,229)	(7,244)
Firm commitments
Hedged portion of firm commitment	—	(6,720)	(6,720)

	December 31, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,395	$13,032	$14,427
Risk management liabilities - Commodity forward contracts	—	(13,694)	(13,694)
Firm commitments
Hedged portion of firm commitment	—	399	399
Hedged portion of firm commitment	—	(13,032)	(13,032)
The Level 2 measurements are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2013 and 2012.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$248,931	$238,690	$248,872	$251,125
6 ½% senior notes due 2029	100,000	117,484	100,000	119,738
6 ¾% senior notes due 2032	250,000	268,750	250,000	283,168
6 ½% GO Zone Senior Notes Due 2035	89,000	104,480	89,000	102,095
6 ½% IKE Zone Senior Notes Due 2035	65,000	76,305	65,000	74,564
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
11. Income Taxes
The effective income tax rate was 36.1% for the six months ended June 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 34.7% for the six months ended June 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
There was no material change to the total gross unrecognized tax benefits for the six months ended June 30, 2013. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $621 within the next twelve months due to expiring statutes of limitations.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2013, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$145,816	$115,501	$269,163	$203,314
Less:
Net income attributable to participating securities	(512)	(606)	(1,091)	(1,240)
Net income attributable to common shareholders	$145,304	$114,895	$268,072	$202,074

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares—basic	66,629,609	66,298,633	66,627,661	66,203,965
Plus incremental shares from:
Assumed exercise of options	265,986	350,263	274,612	399,741
Weighted average common shares—diluted	66,895,595	66,648,896	66,902,273	66,603,706

Earnings per share:
Basic	$2.18	$1.73	$4.02	$3.05
Diluted	$2.17	$1.72	$4.01	$3.03
Excluded from the computation of diluted earnings per share are options to purchase 71,456 and 327,669 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and 54,000 and 346,957 shares of common stock for the six months ended June 30, 2013 and 2012, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$275	$250	$2	$2	$539	$504	$5	$5
Interest cost	515	645	147	185	1,016	1,291	294	370
Expected return on plan assets	(713)	(623)	—	—	(1,427)	(1,244)	—	—
Amortization of prior service cost	74	74	21	21	148	148	42	42
Amortization of net loss	510	445	90	44	940	884	179	88
Net periodic benefit cost	$661	$791	$260	$252	$1,216	$1,583	$520	$505
The Company contributed $388 and $1,021 to the Salaried pension plan in the first six months of 2013 and 2012, respectively, and contributed $350 and $659 to the Wage pension plan in the first six months of 2013 and 2012, respectively. The Company expects to make additional contributions of $776 to the Salaried pension plan and $580 to the Wage pension plan during the fiscal year ending December 31, 2013.
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2012	$(16,351)	$5,511	$(10,840)
Other comprehensive loss before reclassifications	(301)	(1,390)	(1,691)
Amounts reclassified from accumulated other comprehensive loss	805	—	805
Net other comprehensive income (loss) for the period	504	(1,390)	(886)
Balances at June 30, 2013	$(15,847)	$4,121	$(11,726)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(95)	$(190)
Net loss	(1)	(600)	(1,119)
		(695)	(1,309)
	Provision for income taxes	268	504
Total reclassifications for the period		$(427)	$(805)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 8 (Employee Benefits) to the financial statements included in the 2012 Form 10-K.

15. Acquisitions
On May 1, 2013, the Company acquired assets comprising CertainTeed Corporation's Pipe and Foundation Group ("PFG") business and accounted for the asset acquisition as a business combination. The PFG acquisition includes the PVC pipe, fittings, profiles and foundation business and associated facilities in Lodi, California and McPherson, Kansas with production capacity of approximately 150 million pounds per year. The Company also acquired technologies and intellectual property for the production of a number of specialized products, including Certa-Lok® restrained joint pipe and Yelomine™ branded products for a variety of end-market applications. The Company's management believes that this acquisition will enhance the Company's building products portfolio by adding new specialty product lines and supporting technology.
The closing date purchase price of $178,309 was paid with available cash on hand. This amount is subject to a post-closing working capital adjustment. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. The revenue and earnings of the PFG business included in the consolidated statement of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statements of operations for the three and six months ended June 30, 2013. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.
For the six months ended June 30, 2013, the Company recognized $991 of acquisition-related costs. These costs are included in selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2013.
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Fair value of consideration transferred:
Cash	$178,309

Preliminary allocation of consideration transferred to net assets acquired:
Accounts receivable (1)	$17,695
Inventories	25,948
Property, plant and equipment	31,416
Intangible assets:
Customer relationships (weighted average life of 15 years)	58,200
Trademarks	5,200
Developed technology (weighted average life of 15 years)	18,900
Other intangibles (weighted average life of 2 years)	300
Current liabilities	(10,595)
Other liabilities	(26)
Total identifiable net assets	147,038
Goodwill (2)	31,271
Consideration transferred	$178,309
_____________

(1)	The fair value of accounts receivable acquired is $17,695, with the gross contractual amount being $17,772. The Company expects $77 to be uncollectible.

(2)
The goodwill recognized is primarily attributable to synergies from the Company's vinyls integration strategy expected to arise from the Company's PFG acquisition, as well as intangible assets that do not qualify for separate recognition. The goodwill is expected to be deductible for income tax purposes. The Company has not yet completed the process of assigning the goodwill to its reporting units.

Supplemental Noncash Investing Cash Flow Information
In conjunction with the acquisition, liabilities assumed consist of the following:

Fair value of assets acquired	$188,930
Cash paid	(178,309)
Liabilities assumed	$10,621

16. Commitments and Contingencies
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
Change in Regulatory Regime. In May 2009, the Cabinet sent a letter to the U.S. Environmental Protection Agency ("EPA") requesting the EPA's assistance in addressing contamination at the Calvert City site under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past two years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company's plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. The parties submitted and received EPA approval for a RIFS work plan to implement the AOC. On July 12, 2013, the parties submitted separate draft RIFS reports to the EPA.
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
EPA Audit of Ethylene Units in Lake Charles. During 2007, the EPA conducted an audit of the Company's ethylene units in Lake Charles, Louisiana, with a focus on leak detection and repair ("LDAR"). As a result of the audit, the EPA brought allegations that the Company had violated certain environmental laws and regulations pertaining to LDAR. The Company has settled this matter by paying a cash penalty of $500 in the quarter ended June 30, 2013.

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
17. Segment Information
The Company operates in two principal business segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net external sales
Olefins
Polyethylene	$413,693	$398,023	$834,461	$843,443
Styrene, feedstock and other	209,648	274,696	371,725	561,547
Total Olefins	623,341	672,719	1,206,186	1,404,990
Vinyls
PVC, caustic soda and other	205,104	163,623	400,350	378,006
Building products	110,602	77,616	197,158	165,829
Total Vinyls	315,706	241,239	597,508	543,835
	$939,047	$913,958	$1,803,694	$1,948,825

Intersegment sales
Olefins	$74,870	$69,443	$145,153	$170,900
Vinyls	444	388	708	776
	$75,314	$69,831	$145,861	$171,676

Income (loss) from operations
Olefins	$187,661	$155,891	$348,719	$285,098
Vinyls	52,906	22,583	96,569	43,665
Corporate and other	(5,340)	(7,496)	(16,006)	(12,160)
	$235,227	$170,978	$429,282	$316,603

Depreciation and amortization
Olefins	$26,554	$24,070	$49,900	$47,833
Vinyls	13,534	11,589	25,418	23,098
Corporate and other	122	124	248	246
	$40,210	$35,783	$75,566	$71,177

Other income (expense), net
Olefins	$1,151	$1,001	$5,162	$1,957
Vinyls	(520)	(272)	(946)	(31)
Corporate and other	(726)	378	(792)	528
	$(95)	$1,107	$3,424	$2,454

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for (benefit from) income taxes
Olefins	$70,140	$52,345	$125,617	$94,520
Vinyls	19,690	6,417	33,410	12,433
Corporate and other	(5,857)	2,203	(7,108)	994
	$83,973	$60,965	$151,919	$107,947

Capital expenditures
Olefins	$28,040	$27,821	$78,080	$45,302
Vinyls	118,983	45,994	219,300	92,834
Corporate and other	66	1,851	493	2,432
	$147,089	$75,666	$297,873	$140,568
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from operations	$235,227	$170,978	$429,282	$316,603
Interest expense	(5,343)	(11,571)	(11,624)	(23,748)
Gain from sales of equity securities	—	15,952	—	15,952
Other (expense) income, net	(95)	1,107	3,424	2,454
Income before income taxes	$229,789	$176,466	$421,082	$311,261

	June 30, 2013	December 31, 2012
Total assets
Olefins	$1,561,993	$1,439,308
Vinyls	1,421,784	1,030,912
Corporate and other	724,558	941,976
	$3,708,335	$3,412,196
18. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2012	$29,990	$—	$29,990
Goodwill acquired during the period	—	31,271	31,271
Balance at June 30, 2013	$29,990	$31,271	$61,261
19. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

20. Guarantor Disclosures
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

Condensed Consolidating Financial Information as of June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$592,311	$3,464	$29,726	$—	$625,501
Marketable securities	29,969	—	—	—	29,969
Accounts receivable, net	16,924	681,485	6,087	(228,858)	475,638
Inventories	—	411,030	16,109	—	427,139
Prepaid expenses and other current assets	130	18,569	2,074	—	20,773
Deferred income taxes	431	21,581	91	—	22,103
Total current assets	639,765	1,136,129	54,087	(228,858)	1,601,123
Property, plant and equipment, net	—	1,777,888	7,686	—	1,785,574
Equity investments	2,464,841	81,679	31,769	(2,529,809)	48,480
Other assets, net	17,537	261,704	1,112	(7,195)	273,158
Total assets	$3,122,143	$3,257,400	$94,654	$(2,765,862)	$3,708,335
Current liabilities
Accounts payable	$243,394	$227,969	$9,845	$(234,201)	$247,007
Accrued liabilities	13,332	127,893	881	5,343	147,449
Total current liabilities	256,726	355,862	10,726	(228,858)	394,456
Long-term debt	752,931	10,889	—	—	763,820
Deferred income taxes	—	393,249	735	(7,195)	386,789
Other liabilities	—	50,744	40	—	50,784
Stockholders' equity	2,112,486	2,446,656	83,153	(2,529,809)	2,112,486
Total liabilities and stockholders' equity	$3,122,143	$3,257,400	$94,654	$(2,765,862)	$3,708,335

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$928,782	$13,684	$(3,419)	$939,047
Cost of sales	—	657,457	11,522	(3,419)	665,560
Gross profit	—	271,325	2,162	—	273,487
Selling, general and administrative expenses	552	36,055	1,653	—	38,260
(Loss) income from operations	(552)	235,270	509	—	235,227
Interest expense	(5,332)	(11)	—	—	(5,343)
Other (expense) income, net	(404)	1,638	(1,329)	—	(95)
(Loss) income before income taxes	(6,288)	236,897	(820)	—	229,789
(Benefit from) provision for income taxes	(2,258)	86,401	(170)	—	83,973
Equity in net income of subsidiaries	149,846	—	—	(149,846)	—
Net income (loss)	$145,816	$150,496	$(650)	$(149,846)	$145,816
Comprehensive income (loss)	$145,122	$150,622	$(1,470)	$(149,152)	$145,122

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$902,684	$13,435	$(2,161)	$913,958
Cost of sales	—	703,421	10,802	(2,161)	712,062
Gross profit	—	199,263	2,633	—	201,896
Selling, general and administrative expenses	497	28,933	1,488	—	30,918
(Loss) income from operations	(497)	170,330	1,145	—	170,978
Interest expense	(11,562)	(9)	—	—	(11,571)
Gain from sales of equity securities	1	15,951	—	—	15,952
Other income (expense), net	3,954	(1,279)	(1,568)	—	1,107
(Loss) income before income taxes	(8,104)	184,993	(423)	—	176,466
(Benefit from) provision for income taxes	(3,434)	65,400	(1,001)	—	60,965
Equity in net income of subsidiaries	120,171	—	—	(120,171)	—
Net income	$115,501	$119,593	$578	$(120,171)	$115,501
Comprehensive income	$97,500	$102,562	$129	$(102,691)	$97,500

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,784,867	$24,224	$(5,397)	$1,803,694
Cost of sales	—	1,286,743	21,052	(5,397)	1,302,398
Gross profit	—	498,124	3,172	—	501,296
Selling, general and administrative expenses	1,062	67,764	3,188	—	72,014
(Loss) income from operations	(1,062)	430,360	(16)	—	429,282
Interest expense	(11,590)	(34)	—	—	(11,624)
Other income (expense), net	3,905	1,348	(1,829)	—	3,424
(Loss) income before income taxes	(8,747)	431,674	(1,845)	—	421,082
(Benefit from) provision for income taxes	(3,132)	155,452	(401)	—	151,919
Equity in net income of subsidiaries	274,778	—	—	(274,778)	—
Net income (loss)	$269,163	$276,222	$(1,444)	$(274,778)	$269,163
Comprehensive income (loss)	$268,277	$276,726	$(2,834)	$(273,892)	$268,277

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,929,016	$23,278	$(3,469)	$1,948,825
Cost of sales	—	1,558,408	19,353	(3,469)	1,574,292
Gross profit	—	370,608	3,925	—	374,533
Selling, general and administrative expenses	1,002	53,688	3,240	—	57,930
(Loss) income from operations	(1,002)	316,920	685	—	316,603
Interest expense	(23,733)	(15)	—	—	(23,748)
Gain from sales of equity securities	1	15,951	—	—	15,952
Other income (expense), net	7,488	(2,978)	(2,056)	—	2,454
(Loss) income before income taxes	(17,246)	329,878	(1,371)	—	311,261
(Benefit from) provision for income taxes	(6,607)	115,633	(1,079)	—	107,947
Equity in net income of subsidiaries	213,953	—	—	(213,953)	—
Net income (loss)	$203,314	$214,245	$(292)	$(213,953)	$203,314
Comprehensive income (loss)	$202,519	$213,908	$(229)	$(213,679)	$202,519

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$269,163	$276,222	$(1,444)	$(274,778)	$269,163
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	730	74,298	1,267	—	76,295
Deferred income taxes	(1,230)	61,610	45	—	60,425
Net changes in working capital and other	(279,039)	(153,604)	7,462	274,778	(150,403)
Net cash (used for) provided by operating activities	(10,376)	258,526	7,330	—	255,480
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	(178,309)
Additions to equity investments	—	(6,113)	—	—	(6,113)
Additions to property, plant and equipment	—	(295,859)	(2,014)	—	(297,873)
Construction of assets pending sale-leaseback	—	(136)	—	—	(136)
Proceeds from disposition of assets	—	2	60	—	62
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Proceeds from sales and maturities of securities	209,785	—	—	—	209,785
Purchase of securities	(114,881)	—	—	—	(114,881)
Settlements of derivative instruments	—	(1,588)	—	—	(1,588)
Net cash provided by (used for) investing activities	94,904	(482,003)	(1,787)	—	(388,886)
Cash flows from financing activities
Intercompany financing	(214,927)	219,968	(5,041)	—	—
Dividends paid	(25,120)	—	—	—	(25,120)
Proceeds from exercise of stock options	2,656	—	—	—	2,656
Repurchase of common stock for treasury	(13,283)	—	—	—	(13,283)
Windfall tax benefits from share-based payment arrangements	4,576	—	—	—	4,576
Net cash (used for) provided by financing activities	(246,098)	219,968	(5,041)	—	(31,171)
Net (decrease) increase in cash and cash equivalents	(161,570)	(3,509)	502	—	(164,577)
Cash and cash equivalents at beginning of period	753,881	6,973	29,224	—	790,078
Cash and cash equivalents at end of period	$592,311	$3,464	$29,726	$—	$625,501

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$203,314	$214,245	$(292)	$(213,953)	$203,314
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	801	69,514	1,663	—	71,978
Deferred income taxes	(717)	7,270	167	—	6,720
Net changes in working capital and other	(220,440)	45,051	(4,430)	213,953	34,134
Net cash (used for) provided by operating activities	(17,042)	336,080	(2,892)	—	316,146
Cash flows from investing activities
Additions to property, plant and equipment	—	(139,876)	(692)	—	(140,568)
Construction of assets pending sale-leaseback	—	(1,760)	—	—	(1,760)
Proceeds from disposition of assets	—	412	3	—	415
Proceeds from repayment of loan to affiliate	—	—	596	—	596
Proceeds from sales of equity securities	3	46,024	—	—	46,027
Purchase of securities	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	511	—	—	511
Net cash provided by (used for) investing activities	3	(97,650)	(93)	—	(97,740)
Cash flows from financing activities
Intercompany financing	230,680	(236,256)	5,576	—	—
Capitalized debt issuance costs	(98)	—	—	—	(98)
Dividends paid	(9,838)	—	—	—	(9,838)
Proceeds from exercise of stock options	4,508	—	—	—	4,508
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	75,975	—	—	—	75,975
Windfall tax benefits from share-based payment arrangements	6,468	—	—	—	6,468
Net cash provided by (used for) financing activities	296,911	(236,256)	5,576	—	66,231
Net increase in cash and cash equivalents	279,872	2,174	2,591	—	284,637
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of period	$1,083,192	$4,691	$22,655	$—	$1,110,538

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the second quarter of 2013, a cost advantage for natural gas liquids-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
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
Recent Developments
On May 1, 2013, we acquired assets comprising CertainTeed Corporation's Pipe and Foundation Group ("PFG") business. CertainTeed Corporation is a subsidiary of the French public company, Compagnie de Saint-Gobain. The PFG acquisition includes the PVC pipe, fittings, profiles and foundation business and associated facilities in Lodi, California and McPherson, Kansas with production capacity of approximately 150 million pounds per year. We also acquired technologies and intellectual property for the production of a number of specialized products, including Certa-Lok® restrained joint pipe and Yelomine™ branded products for a variety of end-market applications.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$413,693	$398,023	$834,461	$843,443
Styrene, feedstock and other	209,648	274,696	371,725	561,547
Total Olefins	623,341	672,719	1,206,186	1,404,990
Vinyls
PVC, caustic soda and other	205,104	163,623	400,350	378,006
Building products	110,602	77,616	197,158	165,829
Total Vinyls	315,706	241,239	597,508	543,835
Total	$939,047	$913,958	$1,803,694	$1,948,825

Income (loss) from operations
Olefins	$187,661	$155,891	$348,719	$285,098
Vinyls	52,906	22,583	96,569	43,665
Corporate and other	(5,340)	(7,496)	(16,006)	(12,160)
Total income from operations	235,227	170,978	429,282	316,603
Interest expense	(5,343)	(11,571)	(11,624)	(23,748)
Gain from sales of equity securities	—	15,952	—	15,952
Other (expense) income, net	(95)	1,107	3,424	2,454
Provision for income taxes	83,973	60,965	151,919	107,947
Net income	$145,816	$115,501	$269,163	$203,314
Diluted earnings per share	$2.17	$1.72	$4.01	$3.03

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+0.5%	-7.8%	-1.0%	-13.1%
Vinyls	-0.2%	+31.1%	-0.2%	+10.0%
Company average	+0.3%	+2.5%	-0.8%	-6.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average industry prices (1)
Ethane (cents/lb)	9.2	13.6	8.9	16.3
Propane (cents/lb)	21.6	23.1	21.0	26.5
Ethylene (cents/lb) (2)	58.5	59.0	60.9	60.6
Polyethylene (cents/lb) (3)	100.0	95.0	98.7	97.0
Styrene (cents/lb) (4)	81.8	73.8	83.9	74.0
Caustic soda ($/short ton) (5)	625.8	547.5	614.2	559.2
Chlorine ($/short ton) (6)	255.0	267.5	255.0	270.8
PVC (cents/lb) (7)	62.2	55.5	60.7	56.0
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended June 30, 2013, net income was $145.8 million, or $2.17 per diluted share, on net sales of $939.0 million. This represents an increase in net income of $30.3 million, or $0.45 per diluted share, compared to the quarter ended June 30, 2012 net income of $115.5 million, or $1.72 per diluted share, on net sales of $914.0 million. Net sales for the second quarter of 2013 increased by $25.0 million compared to net sales for the second quarter of 2012, mainly attributable to higher sales volumes for building products, PVC resin and caustic, partially offset by lower feedstock and ethylene sales volumes. Income from operations was $235.2 million for the second quarter of 2013 as compared to $171.0 million for the second quarter of 2012. Income from operations for the second quarter of 2013 benefited primarily from improved olefins and vinyls integrated product margins predominantly due to lower feedstock costs as compared to the prior year period. Industry ethane prices declined 32.4% and industry propane prices declined 6.5% in the second quarter of 2013 as compared to the second quarter of 2012. Income from operations for the second quarter of 2013 was negatively impacted by non-recurring PFG acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value, of $5.7 million, or $0.05 per diluted share, after tax.
For the six months ended June 30, 2013, net income was $269.2 million, or $4.01 per diluted share, on net sales of $1,803.7 million. This represents an increase in net income of $65.9 million, or $0.98 per diluted share, from the six months ended June 30, 2012 net income of $203.3 million, or $3.03 per diluted share, on net sales of $1,948.8 million. Net sales for the six months ended June 30, 2013 decreased by $145.1 million compared to the prior year period mainly due to lower feedstock, ethylene and ethylene co-products sales volumes, partially offset by higher sales volumes for building products and PVC resin and higher caustic sales prices and sales volume. Income from operations was $429.3 million for the six months ended June 30, 2013 as compared to $316.6 million for the six months ended June 30, 2012. The increase in income from operations was primarily attributable to higher olefins and vinyls integrated product margins as compared to the prior year period. The improved margins were predominantly due to a significant decrease in feedstock costs as industry ethane prices decreased 45.4% and industry propane prices decreased 20.8%.
RESULTS OF OPERATIONS
Second Quarter 2013 Compared with Second Quarter 2012
Net Sales. Net sales increased by $25.0 million, or 2.7%, to $939.0 million in the second quarter of 2013 from $914.0 million in the second quarter of 2012, primarily attributable to higher sales volumes for the major Vinyls products and sales contributed by the acquired PFG business, partially offset by lower feedstock and ethylene sales volumes. Average sales prices for the second quarter of 2013 increased marginally by 0.3% as compared to the second quarter of 2012. Overall sales volume increased by 2.5% as compared to the second quarter of 2012.
Gross Profit. Gross profit margin percentage increased to 29.1% for the second quarter of 2013 from 22.1% for the second quarter of 2012, driven mainly by lower feedstock costs. The second quarter 2013 gross profit margin also benefited from higher building products, PVC resin and caustic sales volumes. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 32.4% and 6.5% for ethane and propane, respectively, as compared to the second quarter of 2012. Sales prices increased an average of 0.3% for the second quarter of 2013 as compared to the second quarter of 2012.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2013 of $38.3 million increased by $7.4 million as compared to the second quarter of 2012, mainly due to an increase in payroll and related labor costs, including incentive compensation, and an increase in the provision for doubtful accounts.
Interest Expense. Interest expense decreased by $6.3 million to $5.3 million in the second quarter of 2013 from $11.6 million in the second quarter of 2012 largely as a result of increased capitalized interest on major capital projects and lower average interest rates in the second quarter of 2013 as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.

Other (Expense) Income, Net. Other (expense) income, net was net expense of $0.1 million in the second quarter of 2013 compared to net income of $1.1 million in the second quarter of 2012, mainly due to lower interest income and higher losses on foreign exchange in the second quarter of 2013.
Income Taxes. The effective income tax rate was 36.5% for the second quarter of 2013. The effective income tax rate for the second quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 34.5% for the second quarter of 2012. The effective income tax rate for the second quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $49.4 million, or 7.3%, to $623.3 million in the second quarter of 2013 from $672.7 million in the second quarter of 2012, predominantly due to lower feedstock and ethylene sales volumes, partially offset by higher polyethylene sales prices as compared to the prior year period. Average sales prices for the Olefins segment increased marginally by 0.5% in the second quarter of 2013 as compared to the second quarter of 2012. Average sales volumes for the Olefins segment decreased by 7.8% in the second quarter of 2013 as compared to the second quarter of 2012.
Income from Operations. Income from operations increased by $31.8 million, or 20.4%, to $187.7 million in the second quarter of 2013 from $155.9 million in the second quarter of 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period, primarily as a result of significantly lower feedstock costs. Trading activity in the second quarter of 2013 resulted in a gain of $9.4 million as compared to a loss of $1.6 million in the second quarter of 2012.
Vinyls Segment
Net Sales. Net sales increased by $74.5 million, or 30.9%, to $315.7 million in the second quarter of 2013 from $241.2 million in the second quarter of 2012. This increase was mainly attributable to higher sales volumes for all major products, higher sales prices for PVC resin and caustic and the sales contributed by the acquired PFG business. Sales volume for the second quarter of 2012 was negatively impacted by the lower operating rates at our Geismar, Louisiana vinyls complex as a result of operational issues related to an unscheduled shut down at the complex. Average sales prices for the Vinyls segment decreased marginally by 0.2% in the second quarter of 2013 as compared to the second quarter of 2012. Average sales volumes for the Vinyls segment increased by 31.1% in the second quarter of 2013 as compared to the second quarter of 2012.
Income from Operations. Income from operations increased by $30.3 million, or 134.1%, to $52.9 million in the second quarter of 2013 from $22.6 million in the second quarter of 2012. This increase was primarily driven by higher vinyls integrated product margins largely resulting from lower feedstock costs and higher sales volumes for all major products as compared to the prior year period, partially offset by non-recurring PFG acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value. The second quarter 2012 income from operations was negatively impacted by an unscheduled shut down of our Geismar vinyls complex and the expensing of approximately $9.5 million of costs associated with that event. While Vinyls segment operating results for the second quarter of 2013 generally improved as compared to recent quarters, our Vinyls segment remains constrained by weakness in the U.S. construction markets and budgetary constraints in municipal spending.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net Sales. Net sales decreased by $145.1 million, or 7.4%, to $1,803.7 million for the six months ended June 30, 2013 from $1,948.8 million for the six months ended June 30, 2012, primarily attributable to lower feedstock, ethylene and ethylene co-products sales volumes, partially offset by higher sales volumes for building products and PVC resin and higher caustic sales prices and sales volume. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of one of the Lake Charles ethylene units. Average sales prices for the six months ended June 30, 2013 decreased by 0.8% as compared to the six months ended June 30, 2012. Overall sales volume for the six months ended June 30, 2013 decreased by 6.7% as compared to the six months ended June 30, 2012.
Gross Profit. Gross profit margin percentage of 27.8% for the six months ended June 30, 2013 increased from the 19.2% gross profit margin percentage for the six months ended June 30, 2012. The improvement in gross profit margin percentage was predominantly due to lower feedstock costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 45.4% and 20.8% for ethane and propane, respectively, as compared to the six months ended June 30, 2012. Sales prices decreased an average of 0.8% for the six months ended June 30, 2013 as compared to the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2013 increased by $14.1 million as compared to the six months ended June 30, 2012, mainly attributable to an increase in payroll and related labor costs, including incentive compensation, and an increase in the provision for doubtful accounts.
Interest Expense. Interest expense decreased by $12.1 million to $11.6 million for the six months ended June 30, 2013, largely due to increased capitalized interest on major capital projects and lower average interest rates in the first six months of 2013 as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income, Net. Other income, net increased by $0.9 million to $3.4 million for the six months ended June 30, 2013 from $2.5 million for the six months ended June 30, 2012. The increase was principally due to higher equity in income from our joint ventures and the settlement of a claim against a supplier during the period, partially offset by lower interest income and higher losses on foreign exchange as compared to the prior year period.
Income Taxes. The effective income tax rate was 36.1% for the six months ended June 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 34.7% for the six months ended June 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $198.8 million, or 14.1%, to $1,206.2 million for the six months ended June 30, 2013 from $1,405.0 million for the six months ended June 30, 2012, mainly due to lower feedstock, ethylene and ethylene co-products sales volumes and lower sales prices for most of our major products. Average sales prices for the Olefins segment decreased by 1.0% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Average sales volumes for the Olefins segment decreased by 13.1% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of one of the Lake Charles ethylene units.
Income from Operations. Income from operations increased by $63.6 million, or 22.3%, to $348.7 million for the six months ended June 30, 2013 from $285.1 million for the six months ended June 30, 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved primarily as a result of lower feedstock costs, which were only partially offset by lower sales prices. Income from operations for the six months ended June 30, 2013 was negatively impacted by the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of one of the Lake Charles ethylene units. Trading activity for the six months ended June 30, 2013 resulted in a gain of $16.7 million as compared to a loss of $1.0 million for the prior year period.
Vinyls Segment
Net Sales. Net sales increased by $53.7 million, or 9.9%, to $597.5 million for the six months ended June 30, 2013 from $543.8 million for the six months ended June 30, 2012. This increase was primarily attributable to higher sales volumes for all major products and higher caustic prices as compared to the prior year period. Average sales prices for the Vinyls segment decreased marginally by 0.2% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, while average sales volumes increased by 10.0% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Income from Operations. Income from operations increased by $52.9 million to $96.6 million for the six months ended June 30, 2013 from $43.7 million for the six months ended June 30, 2012. This increase was predominantly driven by lower feedstock costs and higher sales volumes for all major products as compared to the prior year period. The Vinyls segment's operating results for the first six months of 2012 were negatively impacted by the lost production, lost sales and unabsorbed manufacturing and other costs associated with an unscheduled shut down at our Geismar vinyls complex.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
Cash Flows
Operating Activities
Operating activities provided cash of $255.5 million in the first six months of 2013 compared to cash provided of $316.1 million in the first six months of 2012, a $60.6 million decrease in cash flows from operating activities. The decrease was mainly attributable to the fact that an increase in income from operations was more than offset by an increase in the use of cash for working capital purposes and deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units. Income from operations increased by $112.7 million in the first six months of 2013 primarily as a result of higher olefins and vinyls integrated product margins as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $98.5 million in the first six months of 2013, compared to $46.3 million of cash provided in the first six months of 2012, an unfavorable change of $144.8 million. The change was caused by higher accounts receivable balances largely attributable to an increase in average sales volume during the second quarter of 2013 as compared to the second quarter of 2012 and an increase in inventory during the 2013 period. In addition, inventory decreased during the 2012 period as high cost feedstock in inventory at December 31, 2011 flowed through cost of sales in the first quarter of 2012.
Investing Activities
Net cash used for investing activities during the first six months of 2013 was $388.9 million as compared to net cash used for investing activities of $97.7 million in the first six months of 2012. Capital expenditures were $297.9 million in the first six months of 2013 compared to $140.6 million in the first six months of 2012. The higher capital expenditures in the first six months of 2013 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility, the expansion of one of the ethylene units at our Lake Charles complex and the feedstock conversion, PVC plant expansion and ethylene furnaces modernization projects at our Calvert City, Kentucky complex. Capital expenditures in the first six months of 2012 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of one of the ethylene units at our Lake Charles complex. The remaining capital expenditures in the first six months of 2013 and 2012 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. We used $178.3 million of cash to acquire the PFG business. Purchases of securities in the first six months of 2013 totaled $114.9 million and were comprised of short-term commercial paper. We also received aggregate proceeds of $209.8 million from the maturities of short-term commercial paper in the first six months of 2013. The activity during the first six months of 2012 was primarily related to the proceeds received from the sale of equity securities.
Financing Activities
Net cash used for financing activities during the first six months of 2013 was $31.2 million as compared to net cash provided of $66.2 million in the first six months of 2012. The activity during the first six months of 2013 was primarily related to the $25.1 million payment of cash dividends and $13.3 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds of $2.7 million from the exercise of stock options. The activity during the first six months of 2012 was mainly related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $9.8 million payment of cash dividends and $10.8 million of repurchases of shares of our common stock.
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
These capital projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of June 30, 2013, we had incurred a total cost of approximately $416.6 million on these capital projects.

In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We are evaluating plans for the expansion of the second ethylene unit at our Lake Charles complex.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of June 30, 2013, we had repurchased 446,825 shares of our common stock for an aggregate purchase price of approximately $26.6 million under this program. During the three months ended June 30, 2013, we repurchased 162,332 shares of our common stock for an aggregate purchase price of approximately $13.3 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents and Current Marketable Securities
As of June 30, 2013, our cash, cash equivalents and current marketable securities totaled $655.5 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of June 30, 2013, our long-term debt, including current maturities, totaled $763.8 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $1.1 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of June 30, 2013, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2013, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.
At June 30, 2013, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of June 30, 2013, we had outstanding letters of credit totaling $16.9 million and borrowing availability of $383.1 million under the revolving credit facility.
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
GO Zone and IKE Zone Bonds
As of June 30, 2013, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2012 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion and feedstock conversion programs at our Lake Charles and Calvert City complexes;

•	timing, funding and results of the planned new chlor-alkali plant in Geismar;

•	results of the PFG acquisition;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2013, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $4.3 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $9.0 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2013, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2013) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2013 was 0.17%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2013, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2012 Form 10-K, filed on February 22, 2013, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 16 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2012 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2013	162,499	$81.83	162,332	$73,415,000
May 2013	—	$—	—	$73,415,000
June 2013	—	$—	—	$73,415,000
	162,499	$81.83	162,332
_____________

(1)	Of these shares, 167 represent shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock granted to our employees under the 2013 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of June 30, 2013, 446,825 shares of common stock had been acquired at an aggregate purchase price of $26.6 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

4.1
Borrower Joinder Agreement, dated as of May 1, 2013, between North American Specialty Products LLC, a Delaware limited liability company, the Existing Borrowers (as defined therein) and Bank of America, N.A., as administrative agent

4.2
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee

4.3
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee

4.4
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee

10.1
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	July 31, 2013	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2013	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)