Form 10-Q
period 2013-09-30
WESTLAKE CHEMICAL CORP
filed 2013-11-07
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of November 1, 2013 was 66,770,803.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$591,556	$790,078
Marketable securities	125,597	124,873
Accounts receivable, net	433,025	400,159
Inventories	451,571	399,298
Prepaid expenses and other current assets	18,809	14,700
Deferred income taxes	22,293	22,305
Total current assets	1,642,851	1,751,413
Property, plant and equipment, net	1,952,918	1,510,048
Equity investments	65,488	43,736
Other assets, net
Intangible assets, net	159,376	48,292
Deferred charges and other assets, net	102,816	58,707
Total other assets, net	262,192	106,999
Total assets	$3,923,449	$3,412,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$258,067	$217,050
Accrued liabilities	174,619	181,460
Total current liabilities	432,686	398,510
Long-term debt	763,849	763,761
Deferred income taxes	410,166	326,290
Other liabilities	51,691	51,379
Total liabilities	1,658,392	1,539,940
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,276,761 and 67,187,224 shares issued at September 30, 2013 and December 31, 2012, respectively	673	672
Common stock, held in treasury, at cost; 506,525 and 284,493 shares at September 30, 2013 and December 31, 2012, respectively	(32,711)	(13,302)
Additional paid-in capital	509,295	496,254
Retained earnings	1,798,721	1,399,472
Accumulated other comprehensive loss	(10,921)	(10,840)
Total stockholders' equity	2,265,057	1,872,256
Total liabilities and stockholders' equity	$3,923,449	$3,412,196
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,004,165	$821,175	$2,807,859	$2,770,000
Cost of sales	699,694	648,996	2,002,092	2,223,288
Gross profit	304,471	172,179	805,767	546,712
Selling, general and administrative expenses	37,869	29,662	109,883	87,592
Income from operations	266,602	142,517	695,884	459,120
Other income (expense)
Interest expense	(3,297)	(11,934)	(14,921)	(35,682)
Debt retirement costs	—	(7,082)	—	(7,082)
Gain from sales of equity securities	—	477	—	16,429
Other (expense) income, net	(287)	1,222	3,137	3,676
Income before income taxes	263,018	125,200	684,100	436,461
Provision for income taxes	92,728	38,236	244,647	146,183
Net income	$170,290	$86,964	$439,453	$290,278
Earnings per share:
Basic	$2.55	$1.30	$6.57	$4.36
Diluted	$2.54	$1.30	$6.54	$4.33
Weighted average shares outstanding:
Basic	66,628,747	66,311,958	66,628,027	66,240,225
Diluted	66,905,554	66,656,760	66,903,379	66,621,520
Dividends per common share	$0.2250	$0.1875	$0.6000	$0.3350
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands of dollars)
Net income	$170,290	$86,964	$439,453	$290,278
Other comprehensive (loss) income
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(489)	72	(978)	142
Amortization of benefits liability	695	584	2,004	1,747
Income tax provision on pension and other post-retirement benefits liability	(78)	(252)	(394)	(725)
Foreign currency translation adjustments	546	865	(844)	928
Reclassification of net cash flow hedge losses to net income, net of income tax benefit	—	521	—	—
Available-for-sale investments
Unrealized holding gains on investments	205	339	205	14,582
Income tax provision on unrealized holding gains	(74)	(121)	(74)	(5,229)
Reclassification of net realized gain to net income	—	(306)	—	(10,538)
Other comprehensive income (loss)	805	1,702	(81)	907
Comprehensive income	$171,095	$88,666	$439,372	$291,185
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands of dollars)
Cash flows from operating activities
Net income	$439,453	$290,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,294	109,601
Provision for (recovery of) doubtful accounts	3,600	(536)
Amortization of debt issuance costs	1,093	1,149
Stock-based compensation expense	4,804	4,640
Loss from disposition of fixed assets	4,679	1,945
Gain from sales of equity securities	—	(16,429)
Write-off of debt issuance costs	—	1,277
Deferred income taxes	83,443	4,385
Windfall tax benefits from share-based payment arrangements	(5,056)	(7,792)
Equity in loss of joint ventures	1,586	2,567
Changes in operating assets and liabilities
Accounts receivable	(18,874)	13,732
Inventories	(26,325)	119,240
Prepaid expenses and other current assets	(5,038)	(1,977)
Accounts payable	19,518	(35,651)
Accrued liabilities	(15,755)	20,077
Other, net	(55,922)	(13,675)
Net cash provided by operating activities	547,500	492,831
Cash flows from investing activities
Acquisition of business	(178,309)	—
Additions to equity investments	(23,338)	—
Additions to property, plant and equipment	(498,290)	(235,463)
Construction of assets pending sale-leaseback	(136)	(5,484)
Proceeds from disposition of assets	78	435
Proceeds from repayment of loan to affiliate	167	763
Proceeds from sales and maturities of securities	239,764	47,655
Purchase of securities	(232,286)	(2,961)
Settlements of derivative instruments	(2,297)	471
Net cash used for investing activities	(694,647)	(194,584)
Cash flows from financing activities
Capitalized debt issuance costs	—	(2,221)
Dividends paid	(40,204)	(22,345)
Proceeds from debt issuance	—	248,818
Proceeds from exercise of stock options	3,182	6,627
Repayment of debt	—	(250,000)
Repurchase of common stock for treasury	(19,409)	(10,784)
Utilization of restricted cash	—	96,433
Windfall tax benefits from share-based payment arrangements	5,056	7,792
Net cash (used for) provided by financing activities	(51,375)	74,320
Net (decrease) increase in cash and cash equivalents	(198,522)	372,567
Cash and cash equivalents at beginning of period	790,078	825,901
Cash and cash equivalents at end of period	$591,556	$1,198,468
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2012 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K"), filed with the SEC on February 22, 2013. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2012.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012 and the changes in its cash position for the nine months ended September 30, 2013 and 2012.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2013 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Revisions
The consolidated statement of cash flows for the nine months ended September 30, 2012 has been revised to correct the presentation of windfall tax benefits from share-based compensation of $7,792 in financing activities, instead of operating activities. The Company has determined that this revision was immaterial to the Company's previously issued financial statements.
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
2. Current Marketable Securities
The Company’s investments in current marketable securities were classified as follows:

	September 30, 2013	December 31, 2012
Available-for-sale securities	$120,602	$—
Held-to-maturity securities	4,995	124,873
Marketable securities	$125,597	$124,873
Available-for-Sale Securities
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale securities were as follows:

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$11,888	$191	$(21)	$12,058
U.S. government debt (2)	26,400	23	(6)	26,417
Asset-backed securities	82,109	27	(9)	82,127
Total available-for-sale securities	$120,397	$241	$(36)	$120,602
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of September 30, 2013, net unrealized gains on the Company's available-for-sale securities of $131, net of income tax expense of $74, were recorded in accumulated other comprehensive income. See Note 10 for the fair value hierarchy of the Company’s available-for-sale securities.
As of September 30, 2013, the corporate bond securities held by the Company had maturities between one to five years, U.S. government debt securities, excluding U.S. government agency mortgage-backed securities, had maturities of less than one year, U.S. government agency mortgage-backed securities had maturities between four to 26 years and asset-backed securities had maturities between two to five years.

Held-to-Maturity Securities
The Company owned held-to-maturity securities of $4,995 and $124,873 at September 30, 2013 and December 31, 2012, respectively, consisting of short-term corporate debt securities with maturities exceeding three months at the date of acquisition. These debt securities are carried at amortized cost, which approximates their fair value.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2013	December 31, 2012
Trade customers	$404,678	$388,949
Affiliates	333	258
Allowance for doubtful accounts	(9,832)	(11,172)
	395,179	378,035
Federal and state taxes	20,421	4,011
Other	17,425	18,113
Accounts receivable, net	$433,025	$400,159
4. Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished products	$198,762	$200,940
Feedstock, additives and chemicals	194,558	143,912
Materials and supplies	58,251	54,446
Inventories	$451,571	$399,298
5. Property, Plant and Equipment
As of September 30, 2013, the Company had property, plant and equipment, net totaling $1,952,918. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $32,460 and $30,055 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense on property, plant and equipment of $95,995 and $90,615 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $8,634 and $8,717 is included in the consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively. Amortization expense on intangible and other assets of $21,392 and $20,135 is included in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
3.60% senior notes due 2022	$248,960	$248,872
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,849	$763,761
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if lenders agree to commit to such an increase. At September 30, 2013, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2013, the Company had outstanding letters of credit totaling $16,921 and borrowing availability of $383,079 under the revolving credit facility.
8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $1,680 and $1,515 for the three months ended September 30, 2013 and 2012, respectively, and $4,804 and $4,640 for the nine months ended September 30, 2013 and 2012, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company had 10,710,000 gallons of feedstock forward contracts designated as fair value hedges.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at September 30, 2013 and December 31, 2012.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		September 30, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$3,208	$13,032
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	2,541	1,395
Total derivative assets		$5,749	$14,427

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		September 30, 2013	December 31, 2012
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$399
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	2,090	13,295
Total derivative liabilities		$2,090	$13,694
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three and nine months ended September 30, 2013 and 2012, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity forward contracts	Cost of sales	$(232)	$(515)	$(342)	$12,345

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Firm commitment designated as the hedged item	Cost of sales	$236	$515	$15	$(13,546)
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity forward contracts	Cost of sales	$4,854	$249	$9,897	$(783)
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,808	$3,941	$5,749
Risk management liabilities - Commodity forward contracts	(74)	(2,016)	(2,090)
Firm commitments
Hedged portion of firm commitment	—	(3,208)	(3,208)
Marketable securities
Available-for-sale securities	14,998	105,604	120,602

	December 31, 2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,395	$13,032	$14,427
Risk management liabilities - Commodity forward contracts	—	(13,694)	(13,694)
Firm commitments
Hedged portion of firm commitment	—	399	399
Hedged portion of firm commitment	—	(13,032)	(13,032)
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2013 and 2012.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$248,960	$238,228	$248,872	$251,125
6 ½% senior notes due 2029	100,000	107,800	100,000	119,738
6 ¾% senior notes due 2032	250,000	267,465	250,000	283,168
6 ½% GO Zone Senior Notes Due 2035	89,000	94,209	89,000	102,095
6 ½% IKE Zone Senior Notes Due 2035	65,000	68,804	65,000	74,564
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
11. Income Taxes
The effective income tax rate was 35.8% for the nine months ended September 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 33.5% for the nine months ended September 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.
There was no material change to the total gross unrecognized tax benefits for the nine months ended September 30, 2013. Management anticipates reductions to the total amount of unrecognized tax benefits of an additional $621 within the next twelve months due to expiring statutes of limitations.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2013, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$170,290	$86,964	$439,453	$290,278
Less:
Net income attributable to participating securities	(587)	(452)	(1,691)	(1,682)
Net income attributable to common shareholders	$169,703	$86,512	$437,762	$288,596

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares—basic	66,628,747	66,311,958	66,628,027	66,240,225
Plus incremental shares from:
Assumed exercise of options	276,807	344,802	275,352	381,295
Weighted average common shares—diluted	66,905,554	66,656,760	66,903,379	66,621,520

Earnings per share:
Basic	$2.55	$1.30	$6.57	$4.36
Diluted	$2.54	$1.30	$6.54	$4.33
Excluded from the computation of diluted earnings per share are options to purchase 68,662 and 168,362 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and 57,759 and 293,062 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$275	$250	$2	$2	$815	$754	$7	$7
Interest cost	515	645	147	185	1,531	1,936	442	555
Expected return on plan assets	(713)	(623)	—	—	(2,140)	(1,867)	—	—
Amortization of prior service cost	74	74	21	21	223	223	63	63
Amortization of net loss	510	445	90	44	1,449	1,329	269	132
Net periodic benefit cost	$661	$791	$260	$252	$1,878	$2,375	$781	$757
The Company contributed $776 and $2,283 to the Salaried pension plan in the first nine months of 2013 and 2012, respectively, and contributed $640 and $1,542 to the Wage pension plan in the first nine months of 2013 and 2012, respectively. The Company expects to make additional contributions of $388 to the Salaried pension plan and $290 to the Wage pension plan during the fiscal year ending December 31, 2013.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2012	$(16,351)	$5,511	$—	$(10,840)
Other comprehensive (loss) income before reclassifications	(601)	(844)	131	(1,314)
Amounts reclassified from accumulated other comprehensive loss	1,233	—	—	1,233
Net other comprehensive income (loss) for the period	632	(844)	131	(81)
Balances at September 30, 2013	$(15,719)	$4,667	$131	$(10,921)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(95)	$(286)
Net loss	(1)	(600)	(1,718)
		(695)	(2,004)
	Provision for income taxes	267	771
Total reclassifications for the period		$(428)	$(1,233)
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
The closing date purchase price of $178,309 was paid with available cash on hand. This amount is subject to a post-closing working capital adjustment. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. The revenue and earnings of the PFG business included in the consolidated statement of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statements of operations for the three and nine months ended September 30, 2013. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.
For the nine months ended September 30, 2013, the Company recognized $1,124 of acquisition-related costs. These costs are included in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2013.

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

Fair value of consideration transferred:
Cash	$178,309

Preliminary allocation of consideration transferred to net assets acquired:
Accounts receivable (1)	$17,695
Inventories	25,948
Property, plant and equipment	31,261
Intangible assets:
Customer relationships (weighted average life of 15 years)	57,600
Trademarks	5,200
Developed technology (weighted average life of 15 years)	18,900
Other intangibles (weighted average life of two years)	300
Current liabilities	(10,595)
Other liabilities	(26)
Total identifiable net assets	146,283
Goodwill (2)	32,026
Consideration transferred	$178,309
_____________

(1)	The fair value of accounts receivable acquired is $17,695, with the gross contractual amount being $17,772. The Company expects $77 to be uncollectible.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net external sales
Olefins
Polyethylene	$460,105	$431,614	$1,294,566	$1,275,057
Styrene, feedstock and other	219,234	108,171	590,959	669,718
Total Olefins	679,339	539,785	1,885,525	1,944,775
Vinyls
PVC, caustic soda and other	212,041	191,310	612,391	569,316
Building products	112,785	90,080	309,943	255,909
Total Vinyls	324,826	281,390	922,334	825,225
	$1,004,165	$821,175	$2,807,859	$2,770,000

Intersegment sales
Olefins	$85,454	$76,771	$230,607	$247,671
Vinyls	403	391	1,111	1,167
	$85,857	$77,162	$231,718	$248,838

Income (loss) from operations
Olefins	$237,239	$124,452	$585,958	$409,550
Vinyls	39,554	24,059	136,123	67,724
Corporate and other	(10,191)	(5,994)	(26,197)	(18,154)
	$266,602	$142,517	$695,884	$459,120

Depreciation and amortization
Olefins	$26,515	$27,070	$76,415	$74,903
Vinyls	14,089	11,232	39,507	34,330
Corporate and other	124	122	372	368
	$40,728	$38,424	$116,294	$109,601

Other income (expense), net
Olefins	$728	$806	$5,889	$2,764
Vinyls	(742)	146	(1,687)	115
Corporate and other	(273)	270	(1,065)	797
	$(287)	$1,222	$3,137	$3,676

Provision for (benefit from) income taxes
Olefins	$82,553	$36,092	$208,170	$130,612
Vinyls	10,710	6,556	44,120	18,989
Corporate and other	(535)	(4,412)	(7,643)	(3,418)
	$92,728	$38,236	$244,647	$146,183

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures
Olefins	$27,577	$46,867	$105,656	$92,168
Vinyls	172,565	47,001	391,864	139,836
Corporate and other	276	1,027	770	3,459
	$200,418	$94,895	$498,290	$235,463
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from operations	$266,602	$142,517	$695,884	$459,120
Interest expense	(3,297)	(11,934)	(14,921)	(35,682)
Debt retirement costs	—	(7,082)	—	(7,082)
Gain from sales of equity securities	—	477	—	16,429
Other (expense) income, net	(287)	1,222	3,137	3,676
Income before income taxes	$263,018	$125,200	$684,100	$436,461

	September 30, 2013	December 31, 2012
Total assets
Olefins	$1,560,303	$1,439,308
Vinyls	1,577,549	1,030,912
Corporate and other	785,597	941,976
	$3,923,449	$3,412,196
18. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2012	$29,990	$—	$29,990
Goodwill acquired during the period	—	32,026	32,026
Balance at September 30, 2013	$29,990	$32,026	$62,016
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

Condensed Consolidating Financial Information as of September 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$560,261	$4,494	$26,801	$—	$591,556
Marketable securities	125,597	—	—	—	125,597
Accounts receivable, net	5,373	694,473	5,489	(272,310)	433,025
Inventories	—	435,540	16,031	—	451,571
Prepaid expenses and other current assets	468	15,931	2,410	—	18,809
Deferred income taxes	431	21,744	118	—	22,293
Total current assets	692,130	1,172,182	50,849	(272,310)	1,642,851
Property, plant and equipment, net	—	1,945,405	7,513	—	1,952,918
Equity investments	2,635,954	98,823	31,634	(2,700,923)	65,488
Other assets, net	16,969	251,703	506	(6,986)	262,192
Total assets	$3,345,053	$3,468,113	$90,502	$(2,980,219)	$3,923,449
Current liabilities
Accounts payable	$311,357	$220,106	$4,322	$(277,718)	$258,067
Accrued liabilities	15,679	151,654	1,878	5,408	174,619
Total current liabilities	327,036	371,760	6,200	(272,310)	432,686
Long-term debt	752,960	10,889	—	—	763,849
Deferred income taxes	—	416,404	748	(6,986)	410,166
Other liabilities	—	51,640	51	—	51,691
Stockholders' equity	2,265,057	2,617,420	83,503	(2,700,923)	2,265,057
Total liabilities and stockholders' equity	$3,345,053	$3,468,113	$90,502	$(2,980,219)	$3,923,449

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$992,413	$13,337	$(1,585)	$1,004,165
Cost of sales	—	689,388	11,891	(1,585)	699,694
Gross profit	—	303,025	1,446	—	304,471
Selling, general and administrative expenses	514	35,714	1,641	—	37,869
(Loss) income from operations	(514)	267,311	(195)	—	266,602
Interest expense	(3,292)	(5)	—	—	(3,297)
Other income (expense), net	3,585	(3,821)	(51)	—	(287)
(Loss) income before income taxes	(221)	263,485	(246)	—	263,018
(Benefit from) provision for income taxes	(70)	92,849	(51)	—	92,728
Equity in net income of subsidiaries	170,441	—	—	(170,441)	—
Net income (loss)	$170,290	$170,636	$(195)	$(170,441)	$170,290
Comprehensive income	$171,095	$170,764	$351	$(171,115)	$171,095

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$809,164	$13,876	$(1,865)	$821,175
Cost of sales	—	638,892	11,969	(1,865)	648,996
Gross profit	—	170,272	1,907	—	172,179
Selling, general and administrative expenses	498	27,601	1,563	—	29,662
(Loss) income from operations	(498)	142,671	344	—	142,517
Interest expense	(11,919)	(15)	—	—	(11,934)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	—	477	—	—	477
Other income (expense), net	4,556	(2,744)	(590)	—	1,222
(Loss) income before income taxes	(14,943)	140,389	(246)	—	125,200
(Benefit from) provision for income taxes	(4,498)	42,596	138	—	38,236
Equity in net income of subsidiaries	97,409	—	—	(97,409)	—
Net income (loss)	$86,964	$97,793	$(384)	$(97,409)	$86,964
Comprehensive income	$88,666	$98,109	$481	$(98,590)	$88,666

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,777,280	$37,561	$(6,982)	$2,807,859
Cost of sales	—	1,976,131	32,943	(6,982)	2,002,092
Gross profit	—	801,149	4,618	—	805,767
Selling, general and administrative expenses	1,576	103,478	4,829	—	109,883
(Loss) income from operations	(1,576)	697,671	(211)	—	695,884
Interest expense	(14,882)	(39)	—	—	(14,921)
Other income (expense), net	7,490	(2,473)	(1,880)	—	3,137
(Loss) income before income taxes	(8,968)	695,159	(2,091)	—	684,100
(Benefit from) provision for income taxes	(3,202)	248,301	(452)	—	244,647
Equity in net income of subsidiaries	445,219	—	—	(445,219)	—
Net income (loss)	$439,453	$446,858	$(1,639)	$(445,219)	$439,453
Comprehensive income (loss)	$439,372	$447,490	$(2,483)	$(445,007)	$439,372

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,738,180	$37,154	$(5,334)	$2,770,000
Cost of sales	—	2,197,300	31,322	(5,334)	2,223,288
Gross profit	—	540,880	5,832	—	546,712
Selling, general and administrative expenses	1,500	81,288	4,804	—	87,592
(Loss) income from operations	(1,500)	459,592	1,028	—	459,120
Interest expense	(35,652)	(30)	—	—	(35,682)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	1	16,428	—	—	16,429
Other income (expense), net	12,044	(5,724)	(2,644)	—	3,676
(Loss) income before income taxes	(32,189)	470,266	(1,616)	—	436,461
(Benefit from) provision for income taxes	(11,105)	158,228	(940)	—	146,183
Equity in net income of subsidiaries	311,362	—	—	(311,362)	—
Net income (loss)	$290,278	$312,038	$(676)	$(311,362)	$290,278
Comprehensive income	$291,185	$312,017	$252	$(312,269)	$291,185

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$439,453	$446,858	$(1,639)	$(445,219)	$439,453
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,094	114,432	1,861	—	117,387
Deferred income taxes	(1,102)	84,532	13	—	83,443
Net changes in working capital and other	(458,336)	(87,330)	7,664	445,219	(92,783)
Net cash (used for) provided by operating activities	(18,891)	558,492	7,899	—	547,500
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	(178,309)
Additions to equity investments	—	(23,338)	—	—	(23,338)
Additions to property, plant and equipment	—	(496,027)	(2,263)	—	(498,290)
Construction of assets pending sale-leaseback	—	(136)	—	—	(136)
Proceeds from disposition of assets	—	6	72	—	78
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Proceeds from sales and maturities of securities	239,764	—	—	—	239,764
Purchase of securities	(232,286)	—	—	—	(232,286)
Settlements of derivative instruments	—	(2,297)	—	—	(2,297)
Net cash provided by (used for) investing activities	7,478	(700,101)	(2,024)	—	(694,647)
Cash flows from financing activities
Intercompany financing	(130,832)	139,130	(8,298)	—	—
Dividends paid	(40,204)	—	—	—	(40,204)
Proceeds from exercise of stock options	3,182	—	—	—	3,182
Repurchase of common stock for treasury	(19,409)	—	—	—	(19,409)
Windfall tax benefits from share-based payment arrangements	5,056	—	—	—	5,056
Net cash (used for) provided by financing activities	(182,207)	139,130	(8,298)	—	(51,375)
Net decrease in cash and cash equivalents	(193,620)	(2,479)	(2,423)	—	(198,522)
Cash and cash equivalents at beginning of period	753,881	6,973	29,224	—	790,078
Cash and cash equivalents at end of period	$560,261	$4,494	$26,801	$—	$591,556

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$290,278	$312,038	$(676)	$(311,362)	$290,278
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,149	107,191	2,410	—	110,750
Deferred income taxes	(176)	3,932	629	—	4,385
Net changes in working capital and other	(317,955)	95,909	(1,898)	311,362	87,418
Net cash (used for) provided by operating activities	(26,704)	519,070	465	—	492,831
Cash flows from investing activities
Additions to property, plant and equipment	—	(234,713)	(750)	—	(235,463)
Construction of assets pending sale-leaseback	—	(5,484)	—	—	(5,484)
Proceeds from disposition of assets	—	414	21	—	435
Proceeds from repayment of loan to affiliate	—	—	763	—	763
Proceeds from sales of equity securities	3	47,652	—	—	47,655
Purchase of securities	—	(2,961)	—	—	(2,961)
Settlements of derivative instruments	—	471	—	—	471
Net cash provided by (used for) investing activities	3	(194,621)	34	—	(194,584)
Cash flows from financing activities
Intercompany financing	317,185	(321,273)	4,088	—	—
Capitalized debt issuance costs	(2,221)	—	—	—	(2,221)
Dividends paid	(22,345)	—	—	—	(22,345)
Proceeds from borrowings	248,818	—	—	—	248,818
Proceeds from exercise of stock options	6,627	—	—	—	6,627
Repayment of borrowings	(250,000)	—	—	—	(250,000)
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	96,433	—	—	—	96,433
Windfall tax benefits from share-based payment arrangements	7,792	—	—	—	7,792
Net cash provided by (used for) financing activities	391,505	(321,273)	4,088	—	74,320
Net increase in cash and cash equivalents	364,804	3,176	4,587	—	372,567
Cash and cash equivalents at beginning of period	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of period	$1,168,124	$5,693	$24,651	$—	$1,198,468

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the third quarter of 2013, a cost advantage for natural gas liquids-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
Continued weakness in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower domestic demand for our vinyls products. In addition, increases in feedstock costs, combined with the industry's inability to sufficiently raise domestic prices for polyvinyl chloride ("PVC") resin and building products in order to offset cost increases, affected our Vinyls segment's operating results in 2010 and 2011. However, since late 2010, the PVC industry has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. However, looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.
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
Recent Developments
In August 2008, we announced plans for the construction of a new chlor-alkali plant at our vinyls manufacturing complex in Geismar, Louisiana. We commenced construction of the plant in 2011. Presently, we expect the new chlor-alkali plant to be operational by the end of 2013. The new chlor-alkali plant is designed to produce 350,000 electro chemical units ("ECUs"), or 700 million pounds of chlorine, per annum. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into vinyl chloride monomer ("VCM") and PVC and increase caustic soda sales.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$460,105	$431,614	$1,294,566	$1,275,057
Styrene, feedstock and other	219,234	108,171	590,959	669,718
Total Olefins	679,339	539,785	1,885,525	1,944,775
Vinyls
PVC, caustic soda and other	212,041	191,310	612,391	569,316
Building products	112,785	90,080	309,943	255,909
Total Vinyls	324,826	281,390	922,334	825,225
Total	$1,004,165	$821,175	$2,807,859	$2,770,000

Income (loss) from operations
Olefins	$237,239	$124,452	$585,958	$409,550
Vinyls	39,554	24,059	136,123	67,724
Corporate and other	(10,191)	(5,994)	(26,197)	(18,154)
Total income from operations	266,602	142,517	695,884	459,120
Interest expense	(3,297)	(11,934)	(14,921)	(35,682)
Debt retirement costs	—	(7,082)	—	(7,082)
Gain from sales of equity securities	—	477	—	16,429
Other (expense) income, net	(287)	1,222	3,137	3,676
Provision for income taxes	92,728	38,236	244,647	146,183
Net income	$170,290	$86,964	$439,453	$290,278
Diluted earnings per share	$2.54	$1.30	$6.54	$4.33

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+11.5%	+14.3%	+2.0%	-5.1%
Vinyls	+6.2%	+9.3%	+2.1%	+9.7%
Company average	+9.7%	+12.6%	+2.1%	-0.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average industry prices (1)
Ethane (cents/lb)	8.4	11.4	8.7	14.6
Propane (cents/lb)	24.4	21.2	22.2	24.7
Ethylene (cents/lb) (2)	54.3	52.1	58.7	57.8
Polyethylene (cents/lb) (3)	101.7	91.3	99.7	95.1
Styrene (cents/lb) (4)	83.2	77.7	83.6	75.3
Caustic soda ($/short ton) (5)	605.8	579.2	611.4	565.8
Chlorine ($/short ton) (6)	248.3	262.5	252.8	268.1
PVC (cents/lb) (7)	61.5	52.5	60.9	54.8
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended September 30, 2013, net income was $170.3 million, or $2.54 per diluted share, on net sales of $1,004.2 million. This represents an increase in net income of $83.3 million, or $1.24 per diluted share, compared to the quarter ended September 30, 2012 net income of $87.0 million, or $1.30 per diluted share, on net sales of $821.2 million. Net sales for the third quarter of 2013 increased by $183.0 million compared to net sales for the third quarter of 2012, mainly attributable to higher sales volumes for styrene and caustic, higher sales prices for most of our major products and sales contributed by our specialty PVC pipe business, which we acquired in May 2013. Income from operations was $266.6 million for the third quarter of 2013 as compared to $142.5 million for the third quarter of 2012. Income from operations for the third quarter of 2013 benefited primarily from improved olefins and vinyls integrated product margins, predominantly due to higher sales prices for most of our major products and lower overall feedstock costs as compared to the prior year period.
For the nine months ended September 30, 2013, net income was $439.5 million, or $6.54 per diluted share, on net sales of $2,807.9 million. This represents an increase in net income of $149.2 million, or $2.21 per diluted share, from the nine months ended September 30, 2012 net income of $290.3 million, or $4.33 per diluted share, on net sales of $2,770.0 million. Net sales for the nine months ended September 30, 2013 increased marginally by $37.9 million compared to the prior year period mainly due to higher sales volumes and sales prices for styrene, PVC resin and caustic, higher polyethylene sales prices and sales contributed by our specialty PVC pipe business, mostly offset by lower feedstock, ethylene and ethylene co-products sales volumes. Income from operations was $695.9 million for the nine months ended September 30, 2013 as compared to $459.1 million for the nine months ended September 30, 2012. The increase in income from operations was primarily attributable to higher olefins and vinyls integrated product margins, predominantly due to a significant decrease in feedstock costs as average industry ethane prices decreased 40.4% and average industry propane prices decreased 10.1% for the nine months ended September 30, 2013 as compared to the prior year period. The increase in income from operations was partially offset by the lost production and the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of one of the Lake Charles, Louisiana ethylene units and the specialty PVC pipe business acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value, of $5.8 million, or $0.06 per diluted share, after tax.
RESULTS OF OPERATIONS
Third Quarter 2013 Compared with Third Quarter 2012
Net Sales. Net sales increased by $183.0 million, or 22.3%, to $1,004.2 million in the third quarter of 2013 from $821.2 million in the third quarter of 2012, primarily attributable to higher sales volumes for styrene and caustic, higher sales prices for most of our major products and sales contributed by our specialty PVC pipe business. Average sales prices for the third quarter of 2013 increased by 9.7% as compared to the third quarter of 2012. Overall sales volumes increased by 12.6% as compared to the third quarter of 2012.
Gross Profit. Gross profit margin percentage increased to 30.3% for the third quarter of 2013 from 21.0% for the third quarter of 2012, driven mainly by improved olefins and vinyls integrated product margins, primarily attributable to higher sales prices for most of our major products and lower ethane costs, partially offset by higher propane costs. The third quarter 2013 gross profit margin also benefited from higher styrene and caustic sales volumes. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 26.3% for ethane and an increase of 15.1% for propane, as compared to the third quarter of 2012. Sales prices increased an average of 9.7% for the third quarter of 2013 as compared to the third quarter of 2012. The gross profit margin for the third quarter of 2012 was negatively impacted by the unabsorbed fixed manufacturing costs associated with a planned outage of our styrene plant in Lake Charles.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2013 of $37.9 million increased by $8.2 million as compared to the third quarter of 2012, mainly due to an increase in payroll and related labor costs, including incentive compensation, and an increase in selling expenses associated with the increase in sales.

Interest Expense. Interest expense decreased by $8.6 million to $3.3 million in the third quarter of 2013 from $11.9 million in the third quarter of 2012 largely as a result of increased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other (Expense) Income, Net. Other (expense) income, net was net expense of $0.3 million in the third quarter of 2013 compared to net income of $1.2 million in the third quarter of 2012, mainly due to lower investment income and related write-offs and lower interest income in the third quarter of 2013.
Income Taxes. The effective income tax rate was 35.3% for the third quarter of 2013. The effective income tax rate for the third quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 30.5% for the third quarter of 2012. The effective income tax rate for the third quarter of 2012 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits, the domestic manufacturing deduction and a reduction in state income taxes.
Olefins Segment
Net Sales. Net sales increased by $139.5 million, or 25.8%, to $679.3 million in the third quarter of 2013 from $539.8 million in the third quarter of 2012, predominantly due to higher styrene sales volumes and higher sales prices for our major products as compared to the prior year period. Styrene sales volumes for the third quarter of 2012 were negatively impacted by a planned outage of our styrene plant in Lake Charles. Average sales prices for the Olefins segment increased by 11.5% in the third quarter of 2013 as compared to the third quarter of 2012. Average sales volumes for the Olefins segment increased by 14.3% in the third quarter of 2013 as compared to the third quarter of 2012.
Income from Operations. Income from operations increased by $112.7 million, or 90.5%, to $237.2 million in the third quarter of 2013 from $124.5 million in the third quarter of 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period, primarily as a result of higher sales prices for most of our major products and significantly lower feedstock costs. In addition, olefins integrated margins benefited from the increased ethylene production at our Lake Charles complex after the completion in the first quarter of 2013 of the expansion project to increase the ethane-based ethylene capacity of one of the ethylene units at that complex. Trading activity in the third quarter of 2013 resulted in a gain of $4.9 million as compared to a gain of $0.2 million in the third quarter of 2012. Third quarter 2012 income from operations was negatively impacted by the lost production and unabsorbed fixed manufacturing costs associated with the planned outage of our styrene plant in Lake Charles.
Vinyls Segment
Net Sales. Net sales increased by $43.4 million, or 15.4%, to $324.8 million in the third quarter of 2013 from $281.4 million in the third quarter of 2012. This increase was mainly attributable to higher caustic sales volume, higher PVC resin and caustic sales prices and the sales contributed by our specialty PVC pipe business. Average sales prices for the Vinyls segment increased by 6.2% in the third quarter of 2013 as compared to the third quarter of 2012. Average sales volumes for the Vinyls segment increased by 9.3% in the third quarter of 2013 as compared to the third quarter of 2012.
Income from Operations. Income from operations increased by $15.5 million, or 64.3%, to $39.6 million in the third quarter of 2013 from $24.1 million in the third quarter of 2012. This increase was primarily driven by higher vinyls integrated product margins, largely resulting from higher sales prices for all major products, higher caustic sales volume and improved operating rates as compared to the prior year period.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net Sales. Net sales increased marginally by $37.9 million, or 1.4%, to $2,807.9 million for the nine months ended September 30, 2013 from $2,770.0 million for the nine months ended September 30, 2012, primarily attributable to higher sales volumes and sales prices for styrene, PVC resin and caustic, higher polyethylene sales prices and sales contributed by our specialty PVC pipe business, mostly offset by lower feedstock, ethylene and ethylene co-products sales volumes. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of one of the Lake Charles ethylene units. Average sales prices for the nine months ended September 30, 2013 increased by 2.1% as compared to the nine months ended September 30, 2012. Overall sales volumes for the nine months ended September 30, 2013 decreased by 0.7% as compared to the nine months ended September 30, 2012.
Gross Profit. Gross profit margin percentage of 28.7% for the nine months ended September 30, 2013 increased from the 19.7% gross profit margin percentage for the nine months ended September 30, 2012. The improvement in gross profit margin percentage was predominantly due to lower feedstock costs. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 40.4% and 10.1% for ethane and propane, respectively, as compared to the nine months ended September 30, 2012. Sales prices increased an average of 2.1% for the nine months ended September 30, 2013 as compared to the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $22.3 million as compared to the nine months ended September 30, 2012, mainly attributable to an increase in payroll and related labor costs, including incentive compensation, and an increase in the provision for doubtful accounts.
Interest Expense. Interest expense decreased by $20.8 million to $14.9 million for the nine months ended September 30, 2013, largely due to increased capitalized interest on major capital projects and lower average interest rates in the first nine months of 2013 as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income, Net. Other income, net decreased by $0.6 million to $3.1 million for the nine months ended September 30, 2013 from $3.7 million for the nine months ended September 30, 2012. The decrease was principally due to lower investment income and related write-offs, lower interest income and higher losses on foreign exchange as compared to the prior year period, mostly offset by the settlement of a claim against a supplier during the period.
Income Taxes. The effective income tax rate was 35.8% for the nine months ended September 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 33.5% for the nine months ended September 30, 2012. The effective income tax rate for the 2012 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $59.3 million, or 3.0%, to $1,885.5 million for the nine months ended September 30, 2013 from $1,944.8 million for the nine months ended September 30, 2012, mainly due to lower feedstock, ethylene and ethylene co-products sales volumes, partially offset by higher sales volumes for styrene and higher sales prices for polyethylene and styrene. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of one of the Lake Charles ethylene units. Average sales prices for the Olefins segment increased by 2.0% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Average sales volumes for the Olefins segment decreased by 5.1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Income from Operations. Income from operations increased by $176.4 million, or 43.1%, to $586.0 million for the nine months ended September 30, 2013 from $409.6 million for the nine months ended September 30, 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to the prior year period. Margins improved primarily as a result of significantly lower feedstock costs. Income from operations for the nine months ended September 30, 2013 was negatively impacted by the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of one of the Lake Charles ethylene units. Trading activity for the nine months ended September 30, 2013 resulted in a gain of $9.9 million as compared to a loss of $0.8 million for the prior year period. Income from operations for the first nine months of 2012 was negatively impacted by the lost production and unabsorbed fixed manufacturing costs associated with the planned outage of our Lake Charles styrene plant.
Vinyls Segment
Net Sales. Net sales increased by $97.1 million, or 11.8%, to $922.3 million for the nine months ended September 30, 2013 from $825.2 million for the nine months ended September 30, 2012. This increase was primarily attributable to higher sales volumes for caustic and PVC resin, higher sales prices for most major products and sales contributed by our specialty PVC pipe business. Sales volumes for the first nine months of 2012 were negatively impacted by the lower operating rates at our Geismar vinyls complex as a result of operational issues related to the unscheduled shut down at the complex. Average sales prices for the Vinyls segment increased by 2.1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, while average sales volumes increased by 9.7% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Income from Operations. Income from operations increased by $68.4 million to $136.1 million for the nine months ended September 30, 2013 from $67.7 million for the nine months ended September 30, 2012. This increase was predominantly driven by lower feedstock costs, higher sales volumes for caustic and PVC resin and higher operating rates as compared to the prior year period, partially offset by the specialty PVC pipe business acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value. The Vinyls segment's operating results for the first nine months of 2012 were negatively impacted by the lost production, lost sales and unabsorbed manufacturing and other costs associated with the unscheduled shut down at our Geismar vinyls complex.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Cash Flows
Operating Activities
Operating activities provided cash of $547.5 million in the first nine months of 2013 compared to cash provided of $492.8 million in the first nine months of 2012. The $54.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations, partially offset by an increase in the use of cash for working capital purposes and deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units. Income from operations increased by $236.8 million in the first nine months of 2013 primarily as a result of higher olefins and vinyls integrated product margins as compared to the prior year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $46.5 million in the first nine months of 2013, compared to $115.3 million of cash provided in the first nine months of 2012, an unfavorable change of $161.8 million. The change was caused by higher accounts receivable balances largely attributable to an increase in average sales volumes during the third quarter of 2013 as compared to the third quarter of 2012 and an increase in inventory during the 2013 period.
Investing Activities
Net cash used for investing activities during the first nine months of 2013 was $694.6 million as compared to net cash used for investing activities of $194.6 million in the first nine months of 2012. Capital expenditures were $498.3 million in the first nine months of 2013 compared to $235.5 million in the first nine months of 2012. The higher capital expenditures in the first nine months of 2013 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility (which is expected to be operational by the end of 2013), the feedstock conversion, PVC plant expansion and ethylene furnaces modernization projects at our Calvert City, Kentucky complex and the expansion of one of the ethylene units at our Lake Charles complex. Capital expenditures in the first nine months of 2012 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of one of the ethylene units at our Lake Charles complex. The remaining capital expenditures in the first nine months of 2013 and 2012 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. We used $178.3 million of cash to acquire our specialty PVC pipe business. Purchases of securities in the first nine months of 2013 totaled $232.3 million and were comprised of short-term commercial paper and corporate and U.S. government debt securities. We also received aggregate proceeds of $239.8 million from the maturities of short-term commercial paper in the first nine months of 2013. The activity during the first nine months of 2012 was primarily related to the proceeds received from the sale of equity securities.
Financing Activities
Net cash used for financing activities during the first nine months of 2013 was $51.4 million as compared to net cash provided of $74.3 million in the first nine months of 2012. The activity during the first nine months of 2013 was primarily related to the $40.2 million payment of cash dividends and $19.4 million of cash used for the repurchase of shares of our common stock, partially offset by proceeds of $3.2 million from the exercise of stock options. The activity during the first nine months of 2012 was mainly related to the draw-down of our restricted cash and proceeds from the exercise of stock options, partially offset by the $22.3 million payment of cash dividends, $10.8 million of repurchases of shares of our common stock and $2.2 million of debt issuance costs associated with the issuance of our 3.60% senior notes due 2022.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In October 2012, we announced a project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and the planned increase in ethylene capacity from 450 million pounds annually to 630 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately

200 million pounds annually and is targeted for completion by the second half of 2014. These projects are currently estimated to cost in the range of $210.0 million to $240.0 million in the aggregate.
In August 2010, we announced that we intend to proceed with the previously announced plans for the construction of a new chlor-alkali plant at our Geismar facility. The project is currently estimated to cost in the range of $400.0 million to $425.0 million and is targeted for start-up in the fourth quarter of 2013.
These capital projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of September 30, 2013, we had incurred a total cost of approximately $465.3 million on these capital projects.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We are evaluating plans for the expansion of the second ethylene unit at our Lake Charles complex in 2015.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of September 30, 2013, we had repurchased 506,525 shares of our common stock for an aggregate purchase price of approximately $32.7 million under this program. During the three months ended September 30, 2013, we repurchased 59,700 shares of our common stock for an aggregate purchase price of approximately $6.1 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents and Current Marketable Securities
As of September 30, 2013, our cash, cash equivalents and current marketable securities totaled $717.2 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of September 30, 2013, our long-term debt, including current maturities, totaled $763.8 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $1.1 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of September 30, 2013, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2013, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $150.0 million) under certain circumstances if certain lenders agree to commit to such an increase.
At September 30, 2013, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of September 30, 2013, we had outstanding letters of credit totaling $16.9 million and borrowing availability of $383.1 million under the revolving credit facility.

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
GO Zone and IKE Zone Bonds
As of September 30, 2013, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2012 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.20 per share (currently $0.2250 per share). If the restrictions were currently effective, distributions in excess of $100.0 million would not be allowed unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2013, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2.4 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $3.9 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2013, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2013) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2013 was 0.16%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2013, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2013	—	$—	—	$73,415,000
August 2013	—	$—	—	$73,415,000
September 2013	59,700	$102.62	59,700	$67,289,000
	59,700	$102.62	59,700
_____________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of September 30, 2013, 506,525 shares of common stock had been acquired at an aggregate purchase price of $32.7 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	November 7, 2013	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2013	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)