Form 10-K
period 2013-12-31
WESTLAKE CHEMICAL CORP
filed 2014-02-21
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2013, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2013 of $96.41 on the New York Stock Exchange was approximately $2.0 billion.
There were 66,666,697 shares of the registrant's common stock outstanding as of February 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2014 Annual Meeting of Stockholders to be held on May 16, 2014.

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
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2013. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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

i

PART I

Item 1. Business
General
We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal operating segments, Olefins and Vinyls, and we are an integrated producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
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
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 14, 2014, we had 13.6 billion pounds per year of aggregate production capacity at 15 manufacturing sites in North America. We also have a 59% interest in a joint venture in China that operates a vinyls facility.
Olefins Business
Products
Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene, polyethylene, styrene and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview, Texas facility. We have two ethylene plants, two polyethylene plants and one styrene monomer plant at our Lake Charles complex. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview facility. The following table illustrates our production capacities at February 14, 2014 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene	2,740	Polyethylene, ethylene dichloride ("EDC"), styrene, ethylene oxide/ethylene glycol
Low-Density Polyethylene ("LDPE")	1,500
High clarity packaging, shrink films, laundry and dry
   cleaning bags, ice bags, frozen foods packaging, bakery
   bags, coated paper board, cup stock, paper folding
   cartons, lids, closures and general purpose molding

Linear Low-Density Polyethylene ("LLDPE")	980	Heavy-duty films and bags, general purpose liners
Styrene	570	Consumer disposables, packaging material, appliances, paints and coatings, resins and building materials
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. We have the capacity to produce 2.7 billion pounds of ethylene per year at our Lake Charles complex and the capability to consume all of our production internally to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. We also produce ethylene in our Vinyls segment at our Calvert City facility, all of which is used internally in the production of VCM. For the annual ethylene production capacity of our Vinyls business, see "Business—Vinyls Business." In addition, we produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We sell our entire output of these co-products to external customers. In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. In the first quarter of 2013, we completed the expansion of the Petro 2 ethylene unit at our Lake Charles complex and its conversion to 100% ethane feedstock capability. The Petro 2 ethylene unit expansion increased our ethylene capacity by approximately 240 million pounds annually. We currently plan to expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame.
Polyethylene. Polyethylene, the world's most widely consumed polymer, is used in the manufacture of a wide variety of film, coatings and molded product applications primarily used in packaging. Polyethylene is generally classified as either LDPE, LLDPE or high-density polyethylene ("HDPE"). The density correlates to the relative stiffness of the products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE, in general, have higher strength properties than products produced from LDPE. LDPE is used in end products such as bread bags, dry cleaning bags, food wraps, milk carton coatings and snack food packaging. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, plastic containers, plastic closures and pipe.
We are the largest producer of LDPE in North America based on capacity and, in 2013, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 980 million pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both Lake Charles and Longview. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
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
In addition to our internally supplied ethylene, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. We acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles complex and hexene at the Longview complex via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts, some of which are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract. We purchase electricity for our Lake Charles facility production under long-term industrial contracts.
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
No single customer accounted for 10% or more of net sales for the Olefins segment in 2013.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world's largest chemical companies, including Chevron Phillips Chemical Company, The

Dow Chemical Company, ExxonMobil Chemical Company, INEOS, LyondellBasell Industries and NOVA Chemicals Corporation.
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and ethylene. We also manufacture and sell building products fabricated from PVC, including pipe, fittings, profiles and foundation building products, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary chemical manufacturing facilities are located in our Calvert City and Geismar, Louisiana complexes. Our Calvert City facility includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. Our Geismar facility includes a chlor-alkali plant, an EDC plant, a VCM plant and a PVC plant. As of February 14, 2014, we operated and owned 12 building product facilities and owned a 59% interest in a joint venture in China that produces PVC resin, building products and PVC film and sheet. The following table illustrates our production capacities at February 14, 2014 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
PVC	1,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications
VCM	1,850	PVC
Chlorine	1,250	VCM, organic/inorganic chemicals, bleach
Caustic Soda	1,375	Pulp and paper, organic/inorganic chemicals, neutralization, alumina
Ethylene	450	VCM
Building Products	1,222	Pipe: water and sewer, plumbing, irrigation, conduit; fittings; profiles and foundation building products; window and door components; fence and deck components

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)
Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of building products from the joint venture in China (in which we have a 59% interest).

PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.1 billion pounds of PVC per year at our Calvert City facility and 600 million pounds per year at our Geismar facility. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market. We have announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of a planned increase in ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by the second half of 2014.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility and 550 million pounds per year at our Geismar facility. The majority of our VCM is used internally in our PVC operations.
Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Calvert City and Geismar facilities. We use our chlorine production in our VCM and EDC plants. We currently have the capacity to supply all of our chlorine requirements internally. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina. In December 2013, we announced the start-up of the chlor-alkali plant at our manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 electro chemical units ("ECUs"), or 700 million pounds, of chlorine annually.
Ethylene. We use the ethylene produced at Calvert City internally to produce VCM. The Calvert City plant has the capacity to produce approximately 50% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from our Olefins business and from third party purchases. Our project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and to increase its ethylene capacity by approximately 180 million pounds annually is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014.
Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the "North American Pipe" brand and specialty pipe, fittings, profiles and foundation building products under the "North American Specialty Products" brand. We also manufacture and market PVC fence, decking, windows and door profiles under the "Westech Building Products" brand. All of our building products are sold to external customers. Predominantly all of the PVC we require for our building products is produced internally. We purchase the remainder of our PVC requirements at market prices. The combined capacity of our 12 building products plants is 1.2 billion pounds per year.
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
Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the ethylene and PVC and all of the chlorine and VCM used in our Vinyls business. As mentioned above, ethylene produced at our Calvert City facility currently utilizes propane feedstock; however, we have announced a project to convert the feedstock from propane to ethane and to increase capacity by approximately 180 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. We purchase the salt required for our chlor-alkali plants pursuant to long-term contracts. We purchase electricity for our Calvert City and Geismar facilities' production under long-term industrial contracts.
Our Calvert City and Geismar facilities supply predominantly all of the PVC required for our building products plants. We purchase the remaining PVC at market prices. The remaining feedstocks for building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.
Marketing, Sales and Distribution
We have the capacity to use all of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We sell substantially all of our caustic soda production to external customers. We have the capacity to use a majority of our PVC internally in the production of our building products. The remainder of our PVC is sold to downstream fabricators and the export market.
We are the second largest manufacturer of PVC pipe by capacity in the United States. We sell a majority of our PVC pipe through a combination of manufacturer's representatives and our internal sales force. We use an internal sales force to market and sell our fence, window and door profiles. We are also one of the largest manufacturers of PVC fence components by capacity in the United States.
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2013.
Competition
The markets in which our Vinyls business operates are highly competitive. Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Axiall Corporation, Oxy Chem, LP and Shintech, Inc.

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
We are subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require us to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of our production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on us.
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
In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by us that have been invoiced to PolyOne to provide the environmental remediation services were $3.3 million and $2.7 million in 2013 and 2012, respectively. By letter dated March 16, 2010, PolyOne notified us that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to us. We intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA"), pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.

Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past three years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. In June 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. On July 12, 2013, the parties submitted separate draft RIFS reports to the EPA. The EPA has hired a contractor to complete the remedial investigation report.
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
General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2013, we made capital expenditures of $6.1 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $12.3 million in 2014 and $5.9 million in 2015, respectively, related to environmental compliance. The expected 2014 capital expenditures are relatively higher than the amounts we have actually spent related to environmental compliance in recent years in large part due to new EPA regulations such as the PVC maximum achievable control technology ("MACT") rules and increasingly stringent requirements associated with environmental permits. The remainder of the 2014 and 2015 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Employees
As of December 31, 2013, we had approximately 2,200 employees in the following areas:

Category	Number
Olefins segment	750
Vinyls segment	1,300
Corporate and other	150
Approximately 10% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements. The collective bargaining agreements expire in 2014. There have been no strikes or lockouts, and we have not experienced any work stoppages throughout our history. We believe that our relationship with our employees and unions is open and positive.
Technology
Historically, our technology strategy has been to selectively acquire licenses from third-parties, and develop proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers' requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. We own a patent portfolio of intellectual property developed by a focused research and process technology development group. After acquiring or developing a technology, we devote considerable effort to effectively employ the technology and further its development, with a view towards continuous improvement of our competitive position.
We license technology from a number of third-party providers, including, among others:

•	KBR and Chicago Bridge & Iron/ Lummus technology for our ethylene plants;

•	Mobil/Badger technology for our styrene plant at Lake Charles;

•	INEOS technology to produce linear polyethylene at Lake Charles and Longview;

•	Aspen Technology technology for our advanced process control software;

•	Asahi Chemical membrane technology for our chlor-alkali plant at Calvert City; and

•	Chlorine Engineers membrane technology for our chlor-alkali plant at Geismar.
With the exception of Aspen Technology, all of the other licenses are perpetual and have been paid in full.
We have also selectively granted licenses to our patented Energx® technology for LLDPE production and for proprietary LDPE reactor mixing technology.
Segment and Geographic Information
Information regarding sales, income from operations and assets attributable to our Olefins and Vinyls segments, and geographical information is presented in Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K.
Available Information
Our Web site address is www.westlake.com. We make our Web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this Web site under "Investor Relations/SEC Filings," free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those materials as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our Web site at www.westlake.com under "Investor Relations/Corporate Governance."

Item 1A. Risk Factors
Cyclicality in the petrochemical industry has in the past, and may in the future, result in reduced operating margins or operating losses.
Our historical operating results reflect the cyclical and volatile nature of the petrochemical industry. The industry is mature and capital intensive. Margins in this industry are sensitive to supply and demand balances both domestically and internationally, which historically have been cyclical. The cycles are generally characterized by periods of tight supply, leading to high operating rates and margins, followed by periods of oversupply primarily resulting from excess new capacity additions, leading to reduced operating rates and lower margins.
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
PVC industry operating rates have dropped from peak levels in the second half of 2006 to lower levels in 2013. In addition, weakness in the U.S. construction markets, which began in the third quarter of 2006, and the subsequent budgetary constraints in municipal spending, have contributed to lower domestic demand for our vinyls products. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of U.S. construction markets.

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
Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Our results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flow. In addition, because we utilize the first-in, first-out ("FIFO") method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.
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
We have four major chemical manufacturing facilities: our olefins complex in Lake Charles, our polyethylene complex in Longview, our vinyls complex in Calvert City and our vinyls complex in Geismar. Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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
We use large quantities of hazardous substances and generate large quantities of hazardous wastes and emissions in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all four of our petrochemical facilities, in Lake Charles, Longview, Calvert City and Geismar, may require improvements to comply with certain changes in process safety management requirements.
On April 17, 2012, the EPA promulgated MACT standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. In response to four petitions for reconsideration, the EPA initiated reconsideration of the PVC MACT and GACT rules in December 2012. We are currently evaluating the effect these new standards could have on our business. This rule or other new or proposed rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flow. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny both among members of the international community and in the United States. Some scientific studies have suggested that GHG emissions may be contributing to warming of the earth's atmosphere and other climatic changes. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHG emissions, became binding on the countries that had ratified it. International discussions are underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2020. Legislation to regulate GHG emissions has also been introduced in the U.S. Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis. Further, following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA finalized a rule to address permitting of GHG emissions from stationary sources under the Clean Air Act's New Source Review Prevention of Significant Deterioration ("PSD") and Title V programs. This final rule "tailors" the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to "best available control technology" standards for GHGs that will be established by the states or, in some instances, by the EPA on a case-by-case basis.
Several states or geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our energy supply and costs, the costs of raw materials derived from fossil fuels, our general costs of production and the demand for our products. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program.
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
Capital projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our financial condition and results of operations.
We have announced capital expansion plans for our Lake Charles and Calvert City complexes. Expansion projects may be subject to delays or cost overruns, including delays or cost overruns resulting from any one or more of the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts or materials;

•	shortages of skilled labor and other personnel necessary to perform the work;

•	delays and performance issues;

•	failures or delays of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials;

•	work stoppages and other labor disputes;

•	unanticipated actual or purported change orders;

•	disputes with contractors and suppliers;

•	design and engineering problems;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties of our contractors and suppliers;

•	interference from adverse weather conditions; and

•	difficulties in obtaining necessary permits or in meeting permit conditions.
Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for these projects could materially exceed our planned capital expenditures.
Our level of debt could adversely affect our ability to operate our business.
As of December 31, 2013, we had total outstanding debt of $763.9 million, and our debt represented approximately 24% of our total capitalization. Our annual interest expense for 2013 was $18.1 million, net of interest capitalized of $25.9 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
To service our indebtedness and fund our capital requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
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
We may have difficulties integrating the operations of acquired businesses, including the operations of the business we acquired from CertainTeed.
If we are unable to integrate or to successfully manage the specialty PVC pipe business we acquired from CertainTeed Corporation and other businesses that we have acquired or that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

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
Regulations related to "conflict minerals" could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries (collectively, the "Covered Countries"). The term "conflict minerals" encompasses tantalum, tin, tungsten (and their ores) and gold.
In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflicts minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new annual reporting requirements, which require companies to describe reasonable country of origin inquiries, due diligence measures, the results of those activities and related determinations, will become applicable beginning in May 2014.
Because we have a highly complex, multi-layered supply chain, we may incur significant costs to comply with these requirements. In addition, the implementation of procedures to comply with these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. Our suppliers (or suppliers to our suppliers) may not be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the new conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.
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

Cautionary Statements about Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion and feedstock conversion programs at our Lake Charles and Calvert City complexes;

•	results of the new chlor-alkali plant in Geismar;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, EDC, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM, EDC, chlorine, caustic soda
Booneville, Mississippi	PVC pipe
Greensboro, Georgia	PVC pipe
Janesville, Wisconsin	PVC pipe
Leola, Pennsylvania	PVC pipe
Litchfield, Illinois	PVC pipe
Wichita Falls, Texas	PVC pipe
Yucca, Arizona	PVC pipe
Lodi, California	Specialty PVC pipe, fittings
McPherson, Kansas	Specialty PVC pipe, fittings, foundation building products
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada (3)	Window and door components

______________________________

(1)	We lease the land on which our Longview facility is located.

(2)	We lease a portion of our Calvert City facility.

(3)	We lease our Calgary facility.
Olefins
Our Lake Charles complex consists of three tracts on over 1,300 acres in Lake Charles, each within two miles of one another. The complex includes two ethylene plants, two polyethylene plants and a styrene monomer plant. The combined capacity of our two ethylene plants is approximately 2.7 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.4 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. One of our polyethylene plants has two production units that use gas phase technology to manufacture both LLDPE and HDPE. In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. In the first quarter of 2013, we completed the expansion of the Petro 2 ethylene unit at our Lake

Charles complex and its conversion to 100% ethane feedstock capability. The Petro 2 ethylene unit expansion increased our ethylene capacity by approximately 240 million pounds annually. We currently plan to expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame.
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
Vinyls
Our Calvert City complex is situated on 550 acres on the Tennessee River in Kentucky and includes an ethylene plant, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of our Calvert City ethylene plant is 450 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.1 billion pounds per year. Our large diameter PVC pipe facility has a capacity of approximately 77 million pounds per year. Our project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and to increase ethylene capacity from 450 million pounds to 630 million pounds annually is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by the second half of 2014.
Our vinyls facility in Geismar is situated on 184 acres on the Mississippi River. The site includes a PVC plant with a capacity of 600 million pounds per year and a VCM plant with a capacity of 550 million pounds per year. In December 2013, we announced the start-up of the chlor-alkali plant at our manufacturing complex in Geismar. The new chlor-alkali unit is designed to produce up to 350,000 ECUs, or 700 million pounds, of chlorine annually.
As of February 14, 2014, we operated 12 building products plants, consisting of eight PVC pipe plants, two specialty PVC pipe and foundation building products plants and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near major markets and serve customers throughout the United States and Canada. The combined capacity of our building product plants is 1.2 billion pounds per year.
We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.
Headquarters
Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate of our principal stockholder under a lease that expires on December 31, 2014, with a five-year renewal option at the expiration of the lease. See Note 17 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2014 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Item 1, "Business—Environmental and Other Regulation," we are involved in various routine legal proceedings incidental to the conduct of our business. We do not believe that any of these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 66). Mr. Chao has been our Chairman of the Board since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In November 2010, he resigned as the executive chairman of Titan Chemicals Corp. Bhd., a post he held since June 2003. Prior to that, he served as Titan’s Managing Director. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge Is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 64). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He was also previously a director of Titan Chemicals Corp. Bhd., a position he resigned from in November 2010. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University. Mr. Chao is a trustee of Rice University.
M. Steven Bender (age 57). Mr. Bender has been our Senior Vice President and Chief Financial Officer since February 2008. In addition, Mr. Bender has served as our Treasurer since July 2011, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 57). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
David R. Hansen (age 63). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.
Jeffrey L. Taylor (age 60). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager-Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

L. Benjamin Ederington (age 43). Mr. Ederington has been our Vice President, General Counsel and Corporate Secretary since October 2013. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013, interim Director of Government Affairs from March 2010 to April 2011 and Lead Counsel, Chemicals from December 2007 to March 2010. He began his legal career more than 17 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 49). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 63). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.
Lawrence E. (Skip) Teel (age 55). Mr. Teel has been our Vice President, Olefins since July 2012. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 14, 2014, there were 44 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2013
4th Quarter	$122.07	$104.95	$0.2250
3rd Quarter	106.82	97.71	0.2250
2nd Quarter	97.93	78.62	0.1875
1st Quarter	97.21	81.74	0.1875
Year Ended December 31, 2012
4th Quarter	$80.09	$70.00	$3.9375	(1)
3rd Quarter	75.51	52.11	0.1875
2nd Quarter	65.62	48.68	0.0738
1st Quarter	66.17	40.86	0.0738

______________________________

(1)	On December 12, 2012, we paid a regular quarterly dividend of $0.1875 per share and a special dividend of $3.75 per share.
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
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2013	—	$—	—	$67,289,000
November 2013	26,099	$114.03	26,099	$64,313,000
December 2013	93,837	$112.24	93,837	$53,780,000
Total	119,936	$112.63	119,936

______________________________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of December 31, 2013, 626,461 shares of our common stock had been acquired at an aggregate purchase price of approximately $46.2 million. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	658,615	$37.98	3,055,459
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	658,615	$37.98	3,055,459
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$3,759,484	$3,571,041	$3,619,848	$3,171,787	$2,325,723
Gross profit	1,101,438	736,960	559,006	482,683	195,128
Selling, general and administrative expenses	147,974	121,609	112,210	104,319	87,871
Income from operations	953,464	615,351	446,796	378,364	107,257
Interest expense	(18,082)	(43,049)	(50,992)	(39,875)	(34,957)
Debt retirement costs	—	(7,082)	—	—	—
Gain from sales of equity securities	—	16,429	—	—	—
Other income, net (2)	6,790	3,520	5,628	4,471	6,453
Income before income taxes	942,172	585,169	401,432	342,960	78,753
Provision for income taxes	331,747	199,614	142,466	121,567	25,758
Net income	$610,425	$385,555	$258,966	$221,393	$52,995
Earnings Per Share Information:
Basic	$9.13	$5.78	$3.89	$3.35	$0.80
Diluted	$9.09	$5.75	$3.87	$3.34	$0.80
Weighted average shares outstanding
Basic	66,612,128	66,289,429	65,927,421	65,472,875	65,323,101
Diluted	66,889,625	66,641,495	66,300,158	65,676,664	65,421,390
Balance Sheet Data (end of period):
Cash and cash equivalents	$461,301	$790,078	$825,901	$630,299	$245,592
Marketable securities	239,388	124,873	—	—	—
Restricted cash	—	—	96,283	150,288	101,149
Working capital (3)	1,244,224	1,352,903	1,391,561	1,152,382	701,812
Total assets	4,060,909	3,412,196	3,266,821	2,954,144	2,446,356
Total debt	763,879	763,761	764,563	764,482	515,400
Stockholders' equity	2,418,603	1,872,256	1,756,312	1,505,070	1,284,982
Cash dividends declared per share (4)	$0.8250	$4.2725	$0.2746	$0.2420	$0.2200
Other Operating Data:
Cash flow from:
Operating activities	$752,729	$612,087	$358,935	$282,958	$235,261
Investing activities	(1,002,238)	(466,971)	(202,785)	(80,275)	(103,186)
Financing activities	(79,268)	(180,939)	39,452	182,024	23,278
Depreciation and amortization	157,808	144,541	131,397	128,732	123,199
Capital expenditures	679,222	386,882	176,843	81,269	99,769
EBITDA (5)	1,118,062	772,759	583,821	511,567	236,909
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,244	2,230	2,272	2,320	2,211
Styrene, feedstock and other	1,094	925	753	938	741
Vinyls Segment
PVC, caustic soda and other	1,995	1,822	1,749	1,542	1,346
Building products	487	423	403	593	613

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)	Other income, net is composed of interest income, income or loss from equity method investments, foreign exchange currency gains or losses, management fee income and other gains and losses.

(3)	Working capital equals current assets less current liabilities.

(4)	Cash dividends declared for the year ended December 31, 2012 includes a special dividend of $3.75 per share paid on December 12, 2012.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
EBITDA	$1,118,062	$772,759	$583,821	$511,567	$236,909
Less:
Provision for income taxes	(331,747)	(199,614)	(142,466)	(121,567)	(25,758)
Interest expense	(18,082)	(43,049)	(50,992)	(39,875)	(34,957)
Depreciation and amortization	(157,808)	(144,541)	(131,397)	(128,732)	(123,199)
Net income	610,425	385,555	258,966	221,393	52,995
Changes in operating assets and liabilities and other	34,453	244,683	76,898	40,134	143,813
Loss (income) from equity method investments	199	3,005	(427)	(2,212)	(3,818)
Windfall tax benefits from share-based payment arrangements	(5,449)	(11,967)	(3,361)	(326)	(261)
Deferred income taxes	93,732	(5,793)	14,114	14,153	31,207
Write-off of debt issuance costs	—	1,277	—	—	—
Impairment of long-lived assets	—	—	1,975	—	—
Gain from sales of equity securities	—	(16,429)	—	—	—
Loss from disposition of fixed assets	5,039	3,886	1,375	581	2,711
Stock-based compensation expense	6,966	6,127	6,391	6,164	5,638
Amortization of debt issuance costs	1,459	1,514	1,683	2,154	1,461
Provision for doubtful accounts	5,514	229	1,321	917	1,970
Other loss (gain), net	391	—	—	—	(455)
Cash flows from operating activities	$752,729	$612,087	$358,935	$282,958	$235,261

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically integrated manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly since we began operations in 1986. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The petrochemical industry exhibits cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed.
Since 2009 and continuing through 2013, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment. However, some olefins industry consultants predict that a significant increase in worldwide ethylene and ethylene derivative capacity may occur within the next decade, with the largest increases in Asia and North America. As a result, our Olefins segment operating margins may be negatively impacted.
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
The current U.S. economic environment, while slowly improving, continues to be somewhat challenging for our customers. However, we believe our customer base is generally healthy. As we continue to manage our business in this environment, including the slowdown in construction activity, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. We continue to monitor our cost management programs and discretionary capital spending. In addition, the global economic environment appears to be slowly improving, but depending on the performance of the global economy in 2014 and beyond, could still have a negative effect on our financial condition, results of operations or cash flows.
We purchase significant amounts of ethane and propane feedstock, natural gas, ethylene and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane and propane feedstocks, natural gas, ethylene, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past, and which may do so in the future include:

•	the availability of feedstock from shale gas and oil drilling;

•	shortages of raw materials due to increasing demand;

•	ethane, propane and liquefied natural gas exports;

•	capacity constraints due to higher construction costs for investments, construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.

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
Our historical results have been significantly affected by our plant production capacity, our efficient use of that capacity and our ability to increase capacity. Since our inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of our cost of capital and its ability to improve efficiency or reduce operating costs.
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
Recent Developments
In December 2013, we announced the start-up of the new chlor-alkali plant at our manufacturing complex in Geismar. The new chlor-alkali plant is designed to produce 350,000 electro chemical units ("ECUs"), or 700 million pounds, of chlorine annually. The new plant is expected to improve the vertical integration of our vinyls business from chlorine downstream into VCM and PVC and increase caustic soda sales.
On May 1, 2013, we acquired assets comprising CertainTeed Corporation's Pipe and Foundation Group business. CertainTeed Corporation is a subsidiary of the French public company, Compagnie de Saint-Gobain. The acquisition included the PVC pipe, fittings, profiles and foundation business and associated facilities in Lodi, California and McPherson, Kansas with production capacity of approximately 150 million pounds per year. We also acquired technologies and intellectual property for the production of a number of specialized products, including Certa-Lok® restrained joint pipe and Yelomine™ branded products.
In March 2013, we completed planned major maintenance activities, or a turnaround, of the Petro 2 ethylene unit at our Lake Charles complex. In conjunction with this turnaround, we completed the previously announced expansion to increase the ethane-based ethylene capacity of the unit and its conversion to 100% ethane feedstock capability. The Petro 2 ethylene unit expansion increased our ethylene capacity by approximately 240 million pounds annually. In addition, we currently plan to expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame.
In October 2012, we announced a project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and to increase ethylene capacity by approximately 180 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by the second half of 2014.

Results of Operations
Segment Data

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$1,750,292	$1,658,551	$1,772,144
Styrene, feedstock and other	803,377	841,427	795,698
Total olefins	2,553,669	2,499,978	2,567,842
Vinyls
PVC, caustic soda and other	800,658	743,275	757,314
Building products	405,157	327,788	294,692
Total vinyls	1,205,815	1,071,063	1,052,006
Total	$3,759,484	$3,571,041	$3,619,848

Income (loss) from operations
Olefins	$833,249	$552,762	$459,266
Vinyls	154,684	85,942	4,012
Corporate and other	(34,469)	(23,353)	(16,482)
Total income from operations	953,464	615,351	446,796
Interest expense	(18,082)	(43,049)	(50,992)
Debt retirement costs	—	(7,082)	—
Gain from sales of equity securities	—	16,429	—
Other income, net	6,790	3,520	5,628
Provision for income taxes	331,747	199,614	142,466
Net income	$610,425	$385,555	$258,966
Earnings per diluted share	$9.09	$5.75	$3.87

	Year Ended December 31,
	2013		2012
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	+3.3%	-1.1%	-6.9%	+4.3%
Vinyls	+1.5%	+11.1%	-3.3%	+5.1%
Company average	+2.8%	+2.5%	-5.9%	+4.5%

	Year Ended December 31,
	2013	2012		2011
Average industry prices (1)
Ethane (cents/lb)	8.8	13.4		25.8
Propane (cents/lb)	23.7	23.7		34.6
Ethylene (cents/lb) (2)	57.1	56.9		55.7
Polyethylene (cents/lb) (3)	101.0	94.3		97.3
Styrene (cents/lb) (4)	83.2	77.0		71.9
Caustic ($/short ton) (5)	604.2	575.0	(6)	—	(6)
Chlorine ($/short ton) (7)	250.8	264.8		330.2
PVC (cents/lb) (8)	60.8	55.3		52.0

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)
During the first quarter of 2013, IHS Chemical discontinued the previous caustic soda industry index that we used. IHS Chemical commenced providing data for the current index, the North American undiscounted contract prices of caustic soda index, in January 2012. Accordingly, no data is presented for caustic for the year ended December 31, 2011 and the data provided for the year ended December 31, 2012 is different from the data provided for the same year in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(7)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(8)
Represents average North American contract prices of PVC over the period as reported by IHS Chemical. During the first quarter of 2012, IHS Chemical made a 23 cents per pound non-market downward adjustment to PVC resin prices. For comparability, we adjusted the 2011 PVC resin price downward by 23 cents per pound consistent with the IHS Chemical non-market adjustment.

Summary
For the year ended December 31, 2013, we had net income of $610.4 million, or $9.09 per diluted share, on net sales of $3,759.5 million. This represents an increase in net income of $224.8 million, or $3.34 per diluted share, from 2012 net income of $385.6 million, or $5.75 per diluted share, on net sales of $3,571.0 million. Net sales for the year ended December 31, 2013 increased $188.5 million to $3,759.5 million compared to net sales for 2012 of $3,571.0 million, primarily due to higher sales prices for most of our major products, higher sales volumes for styrene, caustic and PVC resin and sales contributed by our specialty PVC pipe business, which we acquired in May 2013. Income from operations was $953.5 million for the year ended December 31, 2013 as compared to $615.4 million for 2012, an increase of $338.1 million. Income from operations benefited mainly from higher olefins and vinyls integrated product margins, predominantly due to a significant decrease in ethane costs as average industry ethane prices decreased 34.3% in 2013 as compared to 2012. The increase in income from operations was partially offset by the lost production and the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of one of the Lake Charles ethylene units in 2013.
2013 Compared with 2012
Net Sales. Net sales increased by $188.5 million, or 5.3%, to $3,759.5 million in 2013 from $3,571.0 million in 2012. This increase was mainly attributable to higher sales volumes and sales prices for styrene, caustic and PVC resin, higher polyethylene sales prices and sales contributed by our specialty PVC pipe business, partially offset by lower feedstock, ethylene and ethylene co-products sales volumes. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of the Petro 2 ethylene unit at our Lake Charles complex. Average sales prices for 2013 increased by 2.8% as compared to 2012. Overall sales volume increased by 2.5% in 2013 as compared to 2012.
Gross Profit. Gross profit margin percentage increased to 29.3% in 2013 from 20.6% in 2012. The improvement in gross profit margin percentage was predominantly due to lower ethane costs and higher sales prices for most of our major products. The 2013 gross profit margin also benefited from higher styrene sales volumes. Our raw material costs in both segments normally track industry prices, which experienced a decrease of 34.3% for ethane in 2013 as compared to 2012. Sales prices increased an average of 2.8% for 2013 as compared to 2012.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $26.4 million, or 21.7%, in 2013 as compared to 2012. The increase was mainly attributable to an increase in payroll and related labor costs, including incentive compensation, an increase in the provision for doubtful accounts and the amortization of intangible assets for our specialty PVC pipe business.
Interest Expense. Interest expense decreased by $24.9 million to $18.1 million in 2013 from $43.0 million in 2012, largely due to increased capitalized interest on major capital projects and lower average interest rates in 2013 as compared to 2012. Debt balances during 2013 remained relatively unchanged compared to 2012.

Other Income, Net. Other income, net increased by $3.3 million to $6.8 million in 2013 from $3.5 million in 2012, primarily attributable to higher income from our equity method investments and the settlement of a claim against a supplier during 2013, partially offset by lower interest income in 2013.
Income Taxes. The effective income tax rate was 35.2% in 2013 as compared to 34.1% in 2012. The effective income tax rate for 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate for 2012 was below the U.S. federal statutory rate of 35.0% primarily due to the domestic manufacturing deduction and state income tax credits, offset by state income taxes.
Olefins Segment
Net Sales. Net sales increased by $53.7 million, or 2.1%, to $2,553.7 million in 2013 from $2,500.0 million in 2012, mainly due to higher sales volumes for styrene and higher sales prices for polyethylene and styrene, partially offset by lower feedstock, ethylene and ethylene co-products sales volumes. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of one of the Lake Charles ethylene units. Styrene sales volumes for 2012 were negatively impacted by a planned outage of our styrene plant in Lake Charles. Average sales prices for the Olefins segment increased by 3.3% in 2013 as compared to 2012, while average sales volumes decreased by 1.1% in 2013 as compared to 2012.
Income from Operations. Income from operations was $833.2 million in 2013 as compared to $552.8 million in 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to 2012, primarily as a result of significantly lower ethane costs. Income from operations for 2013 was negatively impacted by the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of one of the Lake Charles ethylene units. Trading activity for 2013 resulted in a gain of $5.4 million as compared to a loss of $11.6 million for 2012.
Vinyls Segment
Net Sales. Net sales increased by $134.7 million, or 12.6%, to $1,205.8 million in 2013 from $1,071.1 million in 2012. This increase was primarily attributable to higher sales volumes and sales prices for PVC resin and caustic and sales contributed by our specialty PVC pipe business. Average sales prices for the Vinyls segment increased by 1.5% in 2013 as compared to 2012, while average sales volumes increased by 11.1% in 2013 as compared to 2012.
Income from Operations. Income from operations was $154.7 million in 2013, an increase of $68.8 million when compared to the 2012 income from operations of $85.9 million. This increase was predominantly driven by lower feedstock costs, higher sales volumes for PVC resin and higher operating rates as compared to 2012, partially offset by pre-operating expenses incurred for the Geismar chlor-alkali plant of $11.1 million and specialty PVC pipe business acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value, of $5.8 million, or $0.06 per diluted share, after tax. Income from operations for 2012 was negatively impacted by the lost production, lost sales and unabsorbed manufacturing and other costs associated with the unscheduled shut down at our Geismar vinyls complex.
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
Interest Expense. Interest expense decreased by $8.0 million to $43.0 million in 2012 from $51.0 million in 2011, largely due to increased capitalized interest on major capital projects in 2012 and lower interest rates for the $250.0 million aggregate principal amount of 3.60% senior notes due 2022 (the "3.60% Notes Due 2022") as compared to the $250.0 million aggregate principal amount of 6 5/8% senior notes due 2016 (the "2016 Notes"). Debt balances during 2012 remained relatively unchanged compared to 2011.
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
Other Income, Net. Other income, net decreased by $2.1 million to $3.5 million in 2012 from $5.6 million in 2011, as lower income from our equity method investments and higher foreign exchange currency losses were partially offset by higher interest income in 2012.
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
Income from Operations. Income from operations was $85.9 million in 2012, an increase of $81.9 million when compared to the 2011 income from operations of $4.0 million. This increase was predominantly driven by lower feedstock and energy costs and higher caustic and building products sales volumes as compared to 2011. The income from operations for 2012 was negatively impacted by an unscheduled shut down of our Geismar vinyls complex and lower operating rates at that complex as a result of operational issues related to a March 2012 fire at the complex. We expensed approximately $10.5 million of costs associated with that event in 2012. The Vinyls segment's operating results for 2011 were negatively impacted by the turnaround at the Calvert City facility and the closure of the Springfield, Kentucky PVC pipe facility.
Cash Flows
Operating Activities
Operating activities provided cash of $752.7 million in 2013 compared to $612.1 million in 2012. The $140.6 million increase in cash flows from operating activities was mainly due to an increase in income from operations and an increase in deferred income taxes, partially offset by an increase in the use of cash for working capital and deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units, as compared to 2012. Income from operations increased by $338.1 million in 2013 as compared to 2012 primarily as a result of higher olefins and vinyls integrated product margins. Deferred income taxes increased mainly due to a tax benefit related to increased tax depreciation associated with the expansion of one of the ethylene units at our Lake Charles complex and the start up of our new Geismar chlor-alkali plant. Changes in components of working capital, which we define for purposes of this cash flow discussion as net accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $63.2 million in 2013, compared to $115.5 million of cash provided in 2012, an unfavorable change of $178.7 million. The change was primarily caused by an increase in inventory during the 2013 period and higher accounts receivable balances largely attributable to an increase in average sales prices and sales volumes during 2013 as compared to 2012.
Operating activities provided cash of $612.1 million in 2012 compared to $358.9 million in 2011. The $253.2 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital requirements, as compared to 2011. Income from operations increased by $168.6 million in 2012 as compared to 2011 primarily as a result of higher olefins and vinyls integrated product margins. Changes in components of working capital provided cash of $115.5 million in 2012, compared to $44.4 million of cash used in 2011, a favorable change of $159.9 million. This change was mainly due to a decrease in inventory and accounts receivable during 2012 primarily attributable to lower feedstock costs and lower average sales prices.
Investing Activities
Net cash used for investing activities during 2013 was $1,002.2 million as compared to net cash used of $467.0 million in 2012. The increase was primarily related to higher capital expenditures in 2013 than in 2012, the acquisition of our specialty PVC pipe business for $178.3 million and increased investment in marketable securities in 2013. Capital expenditures were $679.2 million in 2013 compared to $386.9 million in 2012. The higher capital expenditures in 2013 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility, the feedstock conversion, PVC plant expansion and ethylene furnaces modernization projects at our Calvert City complex and the expansion of one of the ethylene units at our Lake Charles complex. Capital expenditures in 2012 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of one of the ethylene units at our Lake Charles complex. The remaining capital expenditures in 2013 and 2012 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. Purchases of securities in 2013 totaled $367.2 million and were comprised of short-term commercial paper and corporate and U.S. government debt securities. We also received aggregate proceeds of $252.5 million from sales and maturities of securities in 2013.
Net cash used for investing activities during 2012 was $467.0 million as compared to net cash used of $202.8 million in 2011. Capital expenditures were $386.9 million in 2012 compared to $176.8 million in 2011. The higher capital expenditures in 2012 were largely attributable to the construction of the new chlor-alkali plant at our Geismar facility, the expansion of the ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City complex. Capital expenditures in 2011 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of the ethylene unit at our Lake Charles complex. The remaining capital expenditures in 2012 and 2011 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. Construction of assets pending sale-leaseback and proceeds received from the sale of certain of these assets totaled $4.3 million and $2.3 million, respectively, in 2012 and pertained to transportation equipment. Purchases of securities in 2012 totaled $127.8 million and were comprised of short-term commercial paper and equity securities. We received aggregate proceeds of $47.7 million from the sale of all our available-for-sale equity securities in 2012.
Financing Activities
Net cash used for financing activities during 2013 was $79.3 million as compared to net cash used of $180.9 million in 2012. The 2013 activity was primarily related to a $55.2 million payment of cash dividends and $32.9 million of repurchases of shares of our common stock, partially offset by proceeds of $3.4 million from the exercise of stock options. The 2012 activity was mainly related to proceeds received from the issuance of the 3.60% Notes Due 2022, which was offset by the optional redemption of the 2016 Notes, the draw-down of our restricted cash and the receipt of proceeds from the exercise of stock options. The 2012 proceeds were more than offset by the $285.5 million payment of cash dividends, which included a special dividend payment of approximately $250.6 million, repurchases of shares of our common stock and debt issuance costs associated with the issuance of our 3.60% Notes Due 2022.
Net cash used for financing activities during 2012 was $180.9 million as compared to net cash provided of $39.5 million in 2011. The 2012 activity was primarily related to a $285.5 million payment of cash dividends, which included a special dividend payment of approximately $250.6 million, $10.8 million of repurchases of shares of our common stock and $2.2 million of debt issuance costs associated with the issuance of the 3.60% Notes Due 2022. Net cash used for financing activities was partially offset by proceeds of $248.8 million from the issuance of the 3.60% Notes Due 2022, which was offset by the optional redemption of $250.0 million aggregate principal amount of the 2016 Notes. In addition, we received proceeds of $10.4 million from the exercise of stock options and a $96.4 million draw-down of our restricted cash for use for eligible capital expenditures in 2012. As of December 31, 2012, we had drawn down all of our restricted cash.

Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In October 2012, we announced a project to convert the feedstock for our Calvert City ethylene plant from propane to ethane and to increase ethylene capacity by approximately 180 million pounds annually. The ethylene expansion and feedstock conversion project is targeted for start-up in the second quarter of 2014. In addition, we announced an expansion of the existing PVC plant in Calvert City, which should allow us to take advantage of the increased ethylene production at our Calvert City complex and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant is expected to increase PVC resin capacity by approximately 200 million pounds annually and is targeted for completion by the second half of 2014. These projects are currently estimated to cost in the range of $210.0 million to $240.0 million in the aggregate.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We currently plan to expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame.
These capital projects are expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of December 31, 2013, we had incurred a total cost of approximately $127.7 million on these capital projects.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of December 31, 2013, we had repurchased 626,461 shares of our common stock for an aggregate purchase price of approximately $46.2 million under this program. During the three months ended December 31, 2013, we repurchased 119,936 shares of our common stock for an aggregate purchase price of approximately $13.5 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents and Current Marketable Securities
As of December 31, 2013, our cash, cash equivalents and current marketable securities totaled $700.7 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2013, our long-term debt, including current maturities, totaled $763.9 million, consisting of $250.0 million principal amount of 3.60% Notes Due 2022 (less the unamortized discount of $1.0 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% Notes Due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of December 31, 2013, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2013, we were in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At December 31, 2013, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2013, we had outstanding letters of credit totaling $16.9 million and borrowing availability of $383.1 million under the revolving credit facility.
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
3.60% Senior Notes due 2022
In July 2012, we issued $250.0 million aggregate principal amount of the 3.60% Notes Due 2022. The 3.60% Notes Due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% Notes Due 2022 prior to maturity. We may optionally redeem the 3.60% Notes Due 2022 at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, we may optionally redeem the 3.60% Notes Due 2022 for 100% of the principal plus accrued interest. The holders of the 3.60% Notes Due 2022 may require us to repurchase the 3.60% Notes Due 2022 at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% Notes Due 2022). All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% Notes Due 2022 in excess of $5.0 million are guarantors of the 3.60% Notes Due 2022.
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
In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2013, we had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2013, we had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2013 and 2012 was 0.09% and 0.30%, respectively.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2013 relating to long-term debt, operating leases, pension benefits funding, post-retirement healthcare benefits, unconditional purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges, liabilities for uncertain tax positions and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
	(dollars in millions)
Contractual Obligations
Long-term debt	$763.9	$—	$—	$—	$763.9
Operating leases	669.1	26.2	46.2	37.9	558.8
Pension benefits funding	4.5	4.0	0.5	—	—
Post-retirement healthcare benefits	16.1	1.8	4.2	4.0	6.1
Unconditional purchase obligations	322.3	58.3	74.3	48.6	141.1
Interest payments	715.6	42.4	84.8	84.8	503.6
Total	$2,491.5	$132.7	$210.0	$175.3	$1,973.5
Other Commercial Commitments
Standby letters of credit	$16.9	$16.9	$—	$—	$—
Long-Term Debt. Long-term debt consists of the 3.60% Notes Due 2022, the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035, the 6 ½% IKE Zone Senior Notes Due 2035 and the tax-exempt waste disposal revenue bonds.
Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.
Pension Benefits Funding. We have noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. We expect to contribute approximately $4.0 million and $0.5 million in 2014 and 2015, respectively, for plan years 2013 and 2014. Funding requirements for our defined benefit pension plans have not been determined for plan years 2015 and beyond. Due to the uncertainty of the funding, no amounts with respect to such plan years have been included in the table above. Long-term liabilities for pension benefits were $8.7 million as of December 31, 2013. See the discussion in Note 10 to the consolidated financial statements for more information.
Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 10 to the consolidated financial statements for more information.

Unconditional Purchase Obligations. We are party to various unconditional obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. We also have various purchase commitments for our capital projects and for materials, supplies and services incident to the ordinary conduct of business which are not unconditional and are not reflected in the table above.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2013 and assume contractual amortization payments.
Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $5.6 million issued to support obligations under our insurance programs, including workers' compensation claims and other commercial obligations.
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
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, fair value estimates, accruals for long-term employee benefits, accounts receivable, income taxes and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the audited consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from two to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $157.8 million, $144.5 million and $131.4 million in 2013, 2012 and 2011, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $59.1 million, $16.5 million and $8.4 million in 2013, 2012 and 2011, respectively. Amortization in 2013, 2012 and 2011 of previously deferred turnaround costs was $17.7 million, $17.0 million and $14.7 million, respectively. As of December 31, 2013, deferred turnaround costs, net of accumulated amortization, totaled $70.5 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2013, our recorded goodwill was $62.0 million, which was associated with the acquisitions of our specialty PVC pipe business and our Longview facilities. In addition, we record all derivative instruments, pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 10 and 13 to the consolidated financial statements for more information.
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2013, the projected pension benefit obligation was calculated using an assumed weighted average discount rate of 4.5%. The discount rate was determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. While the asset returns during 2013 were strong, the funding requirements for the pension plans will increase in 2014 as the funding relief provided in the Moving Ahead for Progress in the 21st Century Act continues to phase out. Additional information on the 2014 funding requirements and key assumptions underlying these benefit costs appear in Note 10 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2013, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.1 million and a hypothetical $0.10 increase in the price of a gallon of propane would have decreased our income before taxes by $0.3 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2013, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2013) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2013 was 0.09%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2013, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2013 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 21, 2014

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$461,301	$790,078
Marketable securities	239,388	124,873
Accounts receivable, net	428,457	400,159
Inventories	471,879	399,298
Prepaid expenses and other current assets	13,888	14,700
Deferred income taxes	34,169	22,305
Total current assets	1,649,082	1,751,413
Property, plant and equipment, net	2,088,014	1,510,048
Equity investments	66,875	43,736
Other assets, net
Intangible assets, net	159,046	48,292
Deferred charges and other assets, net	97,892	58,707
Total other assets, net	256,938	106,999
Total assets	$4,060,909	$3,412,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$249,613	$217,050
Accrued liabilities	155,245	181,460
Total current liabilities	404,858	398,510
Long-term debt	763,879	763,761
Deferred income taxes	437,976	326,290
Other liabilities	35,593	51,379
Total liabilities	1,642,306	1,539,940
Commitments and contingencies (Notes 7 and 19)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 67,290,104 and 67,187,224 shares issued at December 31, 2013 and 2012, respectively	673	672
Common stock, held in treasury, at cost; 626,461 and 284,493 shares at December 31, 2013 and 2012, respectively	(46,220)	(13,302)
Additional paid-in capital	512,105	496,254
Retained earnings	1,954,661	1,399,472
Accumulated other comprehensive loss	(2,616)	(10,840)
Total stockholders' equity	2,418,603	1,872,256
Total liabilities and stockholders' equity	$4,060,909	$3,412,196

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands of dollars, except share amounts and per share data)
Net sales	$3,759,484	$3,571,041	$3,619,848
Cost of sales	2,658,046	2,834,081	3,060,842
Gross profit	1,101,438	736,960	559,006
Selling, general and administrative expenses	147,974	121,609	112,210
Income from operations	953,464	615,351	446,796
Other income (expense)
Interest expense	(18,082)	(43,049)	(50,992)
Debt retirement costs	—	(7,082)	—
Gain from sales of equity securities	—	16,429	—
Other income, net	6,790	3,520	5,628
Income before income taxes	942,172	585,169	401,432
Provision for income taxes	331,747	199,614	142,466
Net income	$610,425	$385,555	$258,966

Earnings per common share:
Basic	$9.13	$5.78	$3.89
Diluted	$9.09	$5.75	$3.87

Weighted average shares outstanding:
Basic	66,612,128	66,289,429	65,927,421
Diluted	66,889,625	66,641,495	66,300,158

Dividends per common share	$0.8250	$4.2725	$0.2746

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands of dollars)
Net income	$610,425	$385,555	$258,966
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	12,969	(4,301)	(6,620)
Amortization of benefits liability	2,712	2,340	1,985
Income tax (provision) benefit on pension and other post-retirement benefits liability	(6,026)	753	1,820
Foreign currency translation adjustments	(1,607)	623	(407)
Available-for-sale investments
Unrealized holding gains on investments	256	14,582	1,848
Reclassification of net realized loss (gain) to net income	19	(16,429)	—
Income tax (provision) benefit on available-for-sale investments	(99)	662	(663)
Other comprehensive income (loss)	8,224	(1,770)	(2,037)
Comprehensive income	$618,649	$383,785	$256,929

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
	(in thousands of dollars, except share amounts)
Balances at December 31, 2010	66,256,144	$663	—	$—	$452,703	$1,058,737	$(12,328)	$5,295	$—	$1,505,070
Net income	—	—	—	—	—	258,966	—	—	—	258,966
Other comprehensive (loss) income	—	—	—	—	—	—	(2,815)	(407)	1,185	(2,037)
Common stock repurchased	—	—	69,816	(2,518)	—	—	—	—	—	(2,518)
Stock options exercised	274,872	3	—	—	5,341	—	—	—	—	5,344
Stock-based compensation, net of tax on stock options exercised	70,893	—	—	—	9,752	—	—	—	—	9,752
Dividends paid	—	—	—	—	—	(18,265)	—	—	—	(18,265)
Balances at December 31, 2011	66,601,909	666	69,816	(2,518)	467,796	1,299,438	(15,143)	4,888	1,185	1,756,312
Net income	—	—	—	—	—	385,555	—	—	—	385,555
Other comprehensive (loss) income	—	—	—	—	—	—	(1,208)	623	(1,185)	(1,770)
Common stock repurchased	—	—	214,677	(10,784)	—	—	—	—	—	(10,784)
Stock options exercised	522,425	5	—	—	10,364	—	—	—	—	10,369
Stock-based compensation, net of tax on stock options exercised	62,890	1	—	—	18,094	—	—	—	—	18,095
Dividends paid	—	—	—	—	—	(285,521)	—	—	—	(285,521)
Balances at December 31, 2012	67,187,224	672	284,493	(13,302)	496,254	1,399,472	(16,351)	5,511	—	1,872,256
Net income	—	—	—	—	—	610,425	—	—	—	610,425
Other comprehensive income (loss)	—	—	—	—	—	—	9,655	(1,607)	176	8,224
Common stock repurchased	—	—	341,968	(32,918)	—	—	—	—	—	(32,918)
Stock options exercised	112,962	1	—	—	3,436	—	—	—	—	3,437
Stock-based compensation, net of tax on stock options exercised	(10,082)	—	—	—	12,415	—	—	—	—	12,415
Dividends paid	—	—	—	—		(55,236)	—	—	—	(55,236)
Balances at December 31, 2013	67,290,104	$673	626,461	$(46,220)	$512,105	$1,954,661	$(6,696)	$3,904	$176	$2,418,603

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands of dollars)
Cash flows from operating activities
Net income	$610,425	$385,555	$258,966
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	157,808	144,541	131,397
Provision for doubtful accounts	5,514	229	1,321
Amortization of debt issuance costs	1,459	1,514	1,683
Stock-based compensation expense	6,966	6,127	6,391
Loss from disposition of fixed assets	5,039	3,886	1,375
Gain from sales of equity securities	—	(16,429)	—
Impairment of long-lived assets	—	—	1,975
Write-off of debt issuance costs	—	1,277	—
Deferred income taxes	93,732	(5,793)	14,114
Windfall tax benefits from share-based payment arrangements	(5,449)	(11,967)	(3,361)
Loss (income) from equity method investments, net of dividends	199	3,005	(427)
Other loss, net	391	—	—
Changes in operating assets and liabilities
Accounts receivable	(14,830)	6,450	(45,766)
Inventories	(46,633)	91,479	(40,749)
Prepaid expenses and other current assets	(475)	(2,205)	2,987
Accounts payable	13,820	(12,725)	20,311
Accrued liabilities	(15,147)	32,381	18,785
Other, net	(60,090)	(15,238)	(10,067)
Net cash provided by operating activities	752,729	612,087	358,935
Cash flows from investing activities
Acquisition of business operations	(178,309)	—	—
Additions to equity investments	(23,338)	—	—
Additions to property, plant and equipment	(679,222)	(386,882)	(176,843)
Construction of assets pending sale-leaseback	(136)	(4,308)	—
Proceeds from disposition of assets	151	471	2,880
Proceeds from repayment of loan to affiliate	167	1,192	1,192
Proceeds from sale-leaseback of assets	—	2,304	—
Proceeds from sales and maturities of securities	252,519	47,655	—
Purchase of securities and other investments	(367,150)	(127,834)	(30,265)
Settlements of derivative instruments	(6,920)	431	251
Net cash used for investing activities	(1,002,238)	(466,971)	(202,785)
Cash flows from financing activities
Capitalized debt issuance costs	—	(2,221)	(2,697)
Dividends paid	(55,236)	(285,521)	(18,265)
Proceeds from debt issuance	—	248,818	—
Proceeds from exercise of stock options	3,437	10,369	5,344
Repayment of debt	—	(250,000)	—
Repurchase of common stock for treasury	(32,918)	(10,784)	(2,518)
Utilization of restricted cash	—	96,433	54,227
Windfall tax benefits from share-based payment arrangements	5,449	11,967	3,361
Net cash (used for) provided by financing activities	(79,268)	(180,939)	39,452
Net (decrease) increase in cash and cash equivalents	(328,777)	(35,823)	195,602
Cash and cash equivalents at beginning of the year	790,078	825,901	630,299
Cash and cash equivalents at end of the year	$461,301	$790,078	$825,901

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from equity investments included in retained earnings were $10,827 as of December 31, 2013.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $25,932, $7,706 and $693 for the years ended December 31, 2013, 2012 and 2011, respectively. Repair and maintenance costs are charged to operations as incurred.
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
Fair Value Estimates
The Company develops estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. The Company uses all available information to make these fair value determinations, including the engagement of third-party consultants.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2013, the Company's recorded goodwill was $62,016. The annual impairment test for the Olefins segment's goodwill was performed as of October 31, 2013. See Note 6 for more information on the Company's annual goodwill impairment test.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride ("PVC") products and PVC pipe products. The Company performs periodic credit evaluations of the customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, products are shipped to the customer, the sales price is fixed or determinable and collectability is reasonably assured. For domestic contracts, title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. For export contracts, the title and risk of loss passes to customers at the time specified by each contract. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.
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
The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 13 for a summary of the fair value of derivative instruments.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company's debt at December 31, 2013 differs from the carrying value due to the Company's fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 13 for more information on the fair value of financial instruments.
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
Revisions
The consolidated statements of cash flows for the years ended December 31, 2012 and 2011 have been revised to correct the presentation of windfall tax benefits from share-based compensation of $11,967 and $3,361, respectively, in financing activities, instead of operating activities. The Company has determined that these revisions were immaterial to the Company's previously issued financial statements.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Reclassifications Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update on reporting items reclassified out of accumulated other comprehensive income. The new accounting guidance requires companies to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification, with certain exceptions. The Company adopted the new guidance as of January 1, 2013, and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $263,967 and $695,612 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2013 and 2012, respectively. The Company’s investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Current Marketable Securities
Investments in current marketable securities at December 31 were classified as follows:

	2013	2012
Available-for-sale securities	$239,388	$—
Held-to-maturity securities	—	124,873
Marketable securities	$239,388	$124,873
Available-for-Sale Securities
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale securities were as follows:

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$108,300	$340	$(69)	$108,571
U.S. government debt (2)	106,335	60	(79)	106,316
Asset-backed securities	24,478	34	(11)	24,501
Total available-for-sale securities	$239,113	$434	$(159)	$239,388
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of December 31, 2013, net unrealized gains on the Company's available-for-sale securities of $176, net of income tax expense of $99, were recorded in accumulated other comprehensive income. See Note 13 for the fair value hierarchy of the Company’s available-for-sale securities.
As of December 31, 2013, the corporate bond securities held by the Company had maturities between one month to five years, U.S. government debt securities, excluding U.S. government agency mortgage-backed securities, had maturities between three months to three years, U.S. government agency mortgage-backed securities had maturities between four to 29 years and asset-backed securities had maturities between two to seven years.
The proceeds from sales and maturities of available-for-sale securities and the gross realized gains and losses included in the consolidated statement of operations is reflected in the table below. The cost of securities sold was determined using the specific identification method.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Year Ended December 31,
2013
Proceeds from sales and maturities of securities	$7,770
Gross realized gains	20
Gross realized losses	(39)
Held-to-Maturity Securities
The Company owned held-to-maturity securities of $124,873 at December 31, 2012, consisting of short-term corporate debt securities with maturities exceeding three months at the date of acquisition. These debt securities are carried at amortized cost, which approximates their fair value.
3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2013	2012
Trade customers	$410,302	$388,949
Affiliates	315	258
Allowance for doubtful accounts	(11,741)	(11,172)
	398,876	378,035
Federal and state taxes	20,820	4,011
Other	8,761	18,113
Accounts receivable, net	$428,457	$400,159
4. Inventories
Inventories consist of the following at December 31:

	2013	2012
Finished products	$232,658	$200,940
Feedstock, additives and chemicals	180,646	143,912
Materials and supplies	58,575	54,446
Inventories	$471,879	$399,298
5. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2013	2012
Land	$18,576	$13,963
Building and improvements	173,933	137,658
Plant and equipment	2,829,049	2,131,933
Other	180,452	161,761
	3,202,010	2,445,315
Less: Accumulated depreciation	(1,379,255)	(1,287,050)
	1,822,755	1,158,265
Construction in progress	265,259	351,783
Property, plant and equipment, net	$2,088,014	$1,510,048
Depreciation expense on property, plant and equipment of $129,222, $120,924 and $110,268 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.
In June 2011, as a result of excess capacity in the PVC pipe market and in an effort to reduce costs and optimize operations, the Company closed its Springfield, Kentucky PVC pipe facility. Asset impairment charges and severance and other costs related to the PVC pipe facility closure recorded in 2011 were $1,975 and $1,389, respectively. The fair value of the

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

impaired assets were determined using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on the projected cash flows of the pipe facility.
6. Other Assets
Other assets consist of the following at December 31:

	2013			2012			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology	$63,765	$(43,190)	$20,575	$44,548	$(41,413)	$3,135	13
Patents	6,503	(4,837)	1,666	6,503	(3,956)	2,547	10
Customer relationships	75,249	(12,176)	63,073	17,649	(8,259)	9,390	15
Goodwill	62,016	—	62,016	29,990	—	29,990
Other	11,716	—	11,716	3,230	—	3,230
Total intangible assets	219,249	(60,203)	159,046	101,920	(53,628)	48,292
Notes receivable from affiliate	1,025	—	1,025	1,192	—	1,192
Turnaround costs	107,732	(37,276)	70,456	83,726	(54,666)	29,060	5
Debt issuance costs	19,220	(9,608)	9,612	19,219	(8,149)	11,070	13
Other	31,288	(14,489)	16,799	27,736	(10,351)	17,385	3
Total deferred charges and other assets	159,265	(61,373)	97,892	131,873	(73,166)	58,707
Other assets, net	$378,514	$(121,576)	$256,938	$233,793	$(126,794)	$106,999
Amortization expense on other assets of $30,045, $25,131 and $22,812 is included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.
Scheduled amortization of intangible assets for the next five years is as follows: $8,885, $8,714, $8,585, $7,789 and $7,305 in 2014, 2015, 2016, 2017 and 2018, respectively.
Goodwill
Changes in the carrying amount of goodwill for the year ended December 31, 2013 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2012	$29,990	$—	$29,990
Goodwill acquired during the year	—	32,026	32,026
Balance at December 31, 2013	$29,990	$32,026	$62,016
The annual impairment test for the Olefins segment's recorded goodwill was performed as of October 31, 2013. The impairment test indicated that the Olefins segment's goodwill was not impaired. There has been no impairment of the Olefins segment's goodwill since it was initially recorded. The Company has not yet completed the process of assigning the goodwill to its reporting units for the Vinyls segment goodwill acquired during the year.
Olefins Segment Goodwill
The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2014 to 2022, to reflect the cyclicality of the Company's olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.

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
7. Long-Term Debt
Long-term debt consists of the following at December 31:

	2013	2012
3.60% senior notes due 2022	$248,990	$248,872
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,879	$763,761
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
At December 31, 2013, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of December 31, 2013, the Company had outstanding letters of credit totaling $16,921 and borrowing availability of $383,079 under the revolving credit facility.
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
3.60% Senior Notes due 2022
In July 2012, the Company issued $250,000 aggregate principal amount of its 3.60% senior notes due 2022 (the "3.60% Notes Due 2022"). The 3.60% Notes Due 2022 are unsecured and were issued with an original issue discount of $1,183. There is no sinking fund and no scheduled amortization of the 3.60% Notes Due 2022 prior to maturity. The Company may optionally redeem the 3.60% Notes Due 2022 at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, the Company may optionally redeem the 3.60% Notes Due 2022 for 100% of the principal plus accrued interest. The holders of the 3.60% Notes Due 2022 may require the Company to repurchase the 3.60% Notes Due 2022 at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% Notes Due 2022). All domestic subsidiaries of the Company that guarantee other indebtedness of the Company or of another guarantor of the 3.60% Notes Due 2022 in excess of $5,000 are guarantors of the 3.60% Notes Due 2022.
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
In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032 and the 6 ½% GO Zone Senior Notes Due 2035 (collectively, and including the 6 ½% IKE Zone Senior Notes Due 2035, the "Senior Notes") in excess of $5,000 are guarantors of the bonds. As of December 31,

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

2013, the Company had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2013, the Company had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company's fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company's regular quarterly dividend of up to $0.20 per share. If the restrictions were currently effective, distributions in excess of $100,000 would not be allowed unless, after giving pro forma effect to the distribution, the Company's fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company's consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company's common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2013 and 2012 was 0.09% and 0.30%, respectively.
As of December 31, 2013, the Company was in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, the waste disposal revenue bonds and its revolving credit facility.
The weighted average interest rate on all long-term debt was 5.5% and 5.6% at December 31, 2013 and 2012, respectively.
As of December 31, 2013, the Company had no maturities of long-term debt until 2022.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

8. Stockholders' Equity
The Company's board of directors has declared regular quarterly dividends to holders of its common stock aggregating $55,236, $34,877 and $18,265 for the years ended December 31, 2013, 2012 and 2011, respectively. On November 16, 2012, in addition to a regular quarterly dividend of $0.1875 per share, the Company's board of directors declared a special dividend of $3.75 per share to shareholders of record as of November 29, 2012. This special dividend, totaling $250,644 in aggregate, was paid on December 12, 2012.
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
Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company’s common stock totaling $100,000 (the "2011 Program"). Purchases under the 2011 Program began in September 2011. As of December 31, 2013, the Company had repurchased 626,461 shares of its common stock under this program. The total number of shares repurchased by the Company was 341,968, 214,677 and 69,816 for the years ended December 31, 2013, 2012 and 2011, respectively. Shares repurchased under the 2011 Program are held by the Company as treasury stock.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2012	$(16,351)	$5,511	$—	$(10,840)
Other comprehensive income (loss) before reclassifications	7,986	(1,607)	164	6,543
Amounts reclassified from accumulated other comprehensive loss	1,669	—	12	1,681
Net other comprehensive income (loss) for the year	9,655	(1,607)	176	8,224
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statement of operations for the year ended December 31, 2013:

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(381)
Net loss	(1)	(2,331)
		(2,712)
	Provision for income taxes	1,043
		$(1,669)

Net unrealized gains on available-for-sale investments
Realized loss on available-for-sale investments	Other income, net	$(19)
	Provision for income taxes	7
		$(12)

Total reclassifications for the period		$(1,681)

______________________________

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, see Note 10.
10. Employee Benefits
The Company has a defined contribution savings plan covering all regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches 100% of an employee's contribution up to the first 4% of such employee's compensation. The Company may, at its discretion, make an additional non-matching contribution in an amount as the board of directors may determine. For the years ended December 31, 2013, 2012 and 2011, the Company charged approximately $6,022, $5,180 and $4,801, respectively, to expense for these contributions.
Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2013, 2012 and 2011, the Company charged approximately $6,227, $6,310 and $5,234, respectively, to expense for these contributions.
The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of one subsidiary. However, eligibility for both plans has been frozen. Benefits for salaried employees under these plans are based primarily on years of service and employees' pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company's acquisition of the subsidiary's facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31.
In 2012, the Company announced a plan amendment to one of the Company's defined benefit pension plans. Under the plan amendment, no additional benefits may be earned by participants after December 31, 2013 and participants' accrued benefit will freeze at the level earned as of December 31, 2013. In addition, the amendment added a lump sum payment option effective January 1, 2014. In conjunction with the defined benefit pension plan amendment, the Company amended its defined contribution savings plan to allow participants impacted by the plan amendment to participate in the Company's annual retirement contribution.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Details of the changes in benefit obligations, plan assets and funded status of the Company's pension and post-retirement healthcare plans are as follows:

	Pension Benefits		Post-retirement Healthcare
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$65,313	$59,876	$21,383	$20,212
Service cost	1,091	1,005	30	9
Interest cost	2,047	2,580	623	745
Actuarial (gain) loss	(8,163)	9,481	(501)	2,021
Benefits paid	(2,342)	(2,145)	(1,577)	(1,604)
Curtailment	—	(5,484)	—	—
Benefit obligation, end of year	$57,946	$65,313	$19,958	$21,383

Change in plan assets
Fair value of plan assets, beginning of year	$42,325	$35,478	$—	$—
Actual return	7,159	4,207	—	—
Employer contribution	2,094	4,785	1,577	1,604
Benefits paid	(2,342)	(2,145)	(1,577)	(1,604)
Fair value of plan assets, end of year	$49,236	$42,325	$—	$—
Funded status, end of year	$(8,710)	$(22,988)	$(19,958)	$(21,383)

	Pension Benefits		Post-retirement Healthcare
	2013	2012	2013	2012
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$—	$—	$(1,835)	$(1,753)
Noncurrent liabilities	(8,710)	(22,988)	(18,123)	(19,630)
Net amount recognized	$(8,710)	$(22,988)	$(19,958)	$(21,383)

	Pension Benefits		Post-retirement Healthcare
	2013	2012	2013	2012
Amounts recognized in accumulated other comprehensive income
Net loss	$6,404	$20,831	$4,484	$5,358
Prior service cost	297	594	50	134
Total before tax (1)	$6,701	$21,425	$4,534	$5,492

______________________________

(1)
For 2013, after-tax totals for pension benefits and post-retirement healthcare benefits were $3,994 and $2,702, respectively. The sum of these amounts ($6,696) is reflected in stockholders' equity as accumulated other comprehensive loss. For 2012, after-tax totals for pension benefits and post-retirement healthcare benefits were $13,015 and $3,336, respectively. The sum of these amounts ($16,351) is reflected in stockholders' equity as accumulated other comprehensive loss.

The Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2013 plan year, the funded status for the Company's pension plans are in the 80% to 100% range. Accordingly, the Company's pension plans are exempt from the Pension Protection Act's benefit restrictions.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	Pension Benefits
	2013	2012
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(57,946)	$(65,313)
Accumulated benefit obligation	(57,946)	(65,074)
Fair value of plan assets	49,236	42,325

	Pension Benefits			Post-retirement Healthcare
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$1,091	$1,005	$930	$30	$9	$16
Interest cost	2,047	2,580	2,723	623	745	840
Expected return on plan assets	(2,854)	(2,490)	(2,279)	—	—	—
Net amortization	2,255	2,071	1,567	457	269	418
Net periodic benefit cost	$2,539	$3,166	$2,941	$1,110	$1,023	$1,274

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net (gain) loss emerging	$(12,468)	$7,765	$5,804	$(501)	$2,021	$816
Curtailment	—	(5,484)	—	—	—	—
Amortization of net loss	(1,958)	(1,774)	(1,271)	(373)	(185)	(118)
Amortization of transition obligation	—	—	—	—	—	(114)
Amortization of prior service cost	(297)	(297)	(296)	(84)	(84)	(186)
Total recognized in OCI	$(14,723)	$210	$4,237	$(958)	$1,752	$398
Total net periodic benefit cost and OCI	$(12,184)	$3,376	$7,178	$152	$2,775	$1,672
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 are expected to be $297 and $253, respectively. The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 are expected to be $50 and $276, respectively.
The weighted-average assumptions used to determine pension and post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	Pension Benefits			Post-retirement Healthcare
	2013	2012	2011	2013	2012	2011
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.5%	3.3%	4.5%	4.0%	3.0%	4.0%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	3.3%	4.5%	5.3%	3.0%	4.0%	4.5%
Expected return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

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
The Company's overall investment strategy is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 55% of investments for long-term growth and 45% for near-term benefit payments with a diversification of asset types. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 55% equity securities and 45% fixed income. The Company expects to maintain the 55/45 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries.
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
The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's pension plans assets at December 31, by asset category, are as follows:

	2013		2012
	Level 2	Total	Level 2	Level 3	Total
Bank collective trust funds—Equity securities:
Large-cap index funds (1)	$17,079	$17,079	$20,822	$—	$20,822
Small-cap index funds (2)	3,091	3,091	2,817	—	2,817
International index funds (3)	7,482	7,482	4,077	—	4,077
Bank collective trust funds—Fixed income:
Bond index funds (4)	21,333	21,333	14,106	—	14,106
Short term investment funds	251	251	—	503	503
	$49,236	$49,236	$41,822	$503	$42,325

______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the U.S. and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
Because of the immaterial amount of the Company's Level 3 pension plans assets in 2012, no summary of changes in the fair value of Level 3 pension plans assets is presented.
The Company's funding policy is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $2,777 for the salaried pension plan and approximately $1,206 for the wage pension plan in 2014.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$2,851	$1,835
Year 2	3,127	2,018
Year 3	3,298	2,180
Year 4	3,424	2,146
Year 5	3,560	1,888
Years 6 to 10	19,157	6,050
11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a one to three-year period or (2) in one-half increments on the five-year and 9.5-year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three-year period, (2) at the end of a two or three-year period or (3) in one-half increments on the five-year and 9.5-year anniversaries of the award date. Outstanding restricted stock units vest either (1) ratably on an annual basis over a three-year period or (2) at the end of a one to six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2013, 2012 and 2011, the total recognized stock-based compensation expense related to the 2013 Plan was $6,966, $6,127 and $6,391, respectively.
Option activity and changes during the year ended December 31, 2013 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	712,320	$31.40
Granted	76,084	90.83
Exercised	(112,962)	29.94
Cancelled	(16,827)	52.56
Outstanding at December 31, 2013	658,615	$37.98	5.8	$55,386
Exercisable at December 31, 2013	392,200	$25.23	5.3	$37,980
For options outstanding at December 31, 2013, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$14.24 - $19.29	170,553	4.5
$20.53 - $27.24	114,411	5.9
$30.07 - $36.10	135,119	3.1
$45.83 - $60.11	166,163	7.7
$80.77 - $91.40	72,369	9.1

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of options exercised was $7,656, $23,991 and $8,185, respectively.
As of December 31, 2013, $3,092 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. Income tax benefits of $2,224, $7,009 and $2,160 were realized from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively.
The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option's fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Stock Option Grants
	Year Ended December 31,
	2013	2012	2011
Weighted average fair value	$34.06	$23.39	$19.22
Risk-free interest rate	0.9%	1.0%	2.8%
Expected life in years	5	5	6
Expected volatility	44.5%	45.7%	41.9%
Expected dividend yield	0.6%	0.5%	0.5%
Non-vested restricted stock awards as of December 31, 2013 and changes during the year ended December 31, 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	336,330	$36.53
Granted	304	82.36
Vested	(144,586)	22.27
Forfeited	(10,542)	44.95
Non-vested at December 31, 2013	181,506	$47.47
As of December 31, 2013, there was $2,347 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $12,480, $18,408 and $6,214, respectively.
Non-vested restricted stock unit activity during the year ended December 31, 2013 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Granted	170,807	$102.62
Vested	(156)	91.40
Forfeited	(2,200)	91.40
Non-vested at December 31, 2013	168,451	$102.78
As of December 31, 2013, there was $14,388 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 4.6 years. The total fair value of restricted stock units that vested during the year ended December 31, 2013 was $14.

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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations in 2013, 2012 and 2011. As of December 31, 2013, the Company had no feedstock forward contracts designated as fair value hedges. The Company had 46,620,000 gallons of feedstock forward contracts designated as fair value hedges at December 31, 2012.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations in 2013, 2012 and 2011.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they were not material to the Company's consolidated balance sheets at December 31, 2013 and 2012.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2013	2012
Designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$—	$13,032
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	296	1,395
Total asset derivatives		$296	$14,427

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2013	2012
Designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$399
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	176	13,295
Total liability derivatives		$176	$13,694
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. There was no material ineffectiveness with regard to the Company's qualifying hedges in 2013, 2012 and 2011.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2013	2012	2011
Commodity forward contracts	Cost of sales	$(303)	$17,163	$(4,895)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2013	2012	2011
Firm commitment designated as the hedged item	Cost of sales	$143	$(18,394)	$5,092
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2013	2012	2011
Commodity forward contracts	Gross profit	$5,438	$(11,626)	$2,043
See Note 13 for the fair value of the Company's derivative instruments.
13. Fair Value Measurements
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

	2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
Marketable securities
Available-for-sale securities	91,595	147,793	239,388

	2012
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$1,395	$13,032	$14,427
Risk management liabilities - Commodity forward contracts	—	(13,694)	(13,694)
Firm commitments
Hedged portion of firm commitment	—	399	399
Hedged portion of firm commitment	—	(13,032)	(13,032)
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2013 and 2012.
See Note 5 for the measurement of certain assets at fair value on a nonrecurring basis.
In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2013 and 2012 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$248,990	$236,905	$248,872	$251,125
6 ½% senior notes due 2029	100,000	109,490	100,000	119,738
6 ¾% senior notes due 2032	250,000	265,148	250,000	283,168
6 ½% GO Zone Senior Notes Due 2035	89,000	94,606	89,000	102,095
6 ½% IKE Zone Senior Notes Due 2035	65,000	69,094	65,000	74,564
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
14. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$944,378	$586,631	$404,422
Foreign	(2,206)	(1,462)	(2,990)
	$942,172	$585,169	$401,432
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$215,903	$190,917	$120,018
State	22,249	15,327	8,729
Foreign	(137)	(837)	(395)
	238,015	205,407	128,352
Deferred
Federal	94,471	(5,398)	6,732
State	(556)	(519)	7,682
Foreign	(183)	124	(300)
	93,732	(5,793)	14,114
Total provision	$331,747	$199,614	$142,466
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2013	2012	2011
Provision for federal income tax, at statutory rate	$329,760	$204,809	$140,501
State income tax provision, net of federal income tax effect	14,364	9,625	10,745
Foreign tax	(253)	(713)	(695)
Foreign losses	772	512	1,047
Manufacturing deduction	(16,275)	(14,560)	(9,905)
Contingent tax liability	(404)	—	(20)
Other, net	3,783	(59)	793
	$331,747	$199,614	$142,466

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2013	2012
Net operating loss carryforward	$11,324	$11,922
Credit carryforward	708	782
Accruals	32,352	32,486
Allowance for doubtful accounts	2,068	1,540
Inventories	15,440	7,831
Other	6,666	4,704
Deferred taxes assets—total	68,558	59,265
Property, plant and equipment	(434,561)	(340,237)
Turnaround costs	(26,002)	(10,858)
Other	(478)	(228)
Deferred tax liabilities—total	(461,041)	(351,323)
Valuation allowance	(11,324)	(11,927)
Total net deferred tax liabilities	$(403,807)	$(303,985)

Balance sheet classifications
Current deferred tax asset	$34,169	$22,305
Noncurrent deferred tax liability	(437,976)	(326,290)
Total net deferred tax liabilities	$(403,807)	$(303,985)
At December 31, 2013, the Company had foreign and state net operating loss carryforwards of approximately $261,091, which will expire in varying amounts between 2014 and 2032 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a net operating loss valuation allowance has been recorded. The valuation allowance decreased by $603 in 2013 due to the utilization of state net operating loss carryforwards.
Undistributed income of the Company's foreign corporate joint venture and foreign subsidiaries at December 31, 2013 amounted to $14,889, for which no U.S. deferred income tax provision has been recorded because the Company intends to permanently reinvest such income in those foreign operations. If such income was not permanently reinvested, income tax expense of approximately $5,509 would be recorded, not including potential utilization of foreign tax credits.
The gross unrecognized tax benefits at December 31 are as follows:

	2013	2012	2011
Beginning balance	$3,122	$3,122	$3,141
Reductions due to statutes of limitations expiring	(621)	—	(19)
Ending balance	$2,501	$3,122	$3,122
Management anticipates that all of the gross unrecognized tax benefits will be recognized within the next twelve months and the effective tax rate impact is expected to be immaterial.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2013, the Company had no material accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2007.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

15. Earnings per Share
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

	Year Ended December 31,
	2013	2012	2011
Net income	$610,425	$385,555	$258,966
Less:
Net income attributable to participating securities	(2,562)	(2,160)	(2,310)
Net income attributable to common shareholders	$607,863	$383,395	$256,656
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares—basic	66,612,128	66,289,429	65,927,421
Plus incremental shares from:
Assumed exercise of options	277,497	352,066	372,737
Weighted average common shares—diluted	66,889,625	66,641,495	66,300,158

Earnings per share:
Basic	$9.13	$5.78	$3.89
Diluted	$9.09	$5.75	$3.87
Excluded from the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are options to purchase 59,726, 99,012 and 141,335 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $155,245 and $181,460 at December 31, 2013 and 2012, respectively. Accrued rebates and accrued incentive compensation, which are components of accrued liabilities, were $26,399 and $32,374 at December 31, 2013, respectively, and $28,312 and $16,371 at December 31, 2012, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Income, Net

	Year Ended December 31,
	2013	2012	2011
Management services	$433	$400	$400
Interest income	3,086	4,010	2,865
Franchise taxes	(888)	(664)	(893)
Income from equity method investments	4,914	1,444	2,890
Other	(755)	(1,670)	366
Other income, net	$6,790	$3,520	$5,628

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
Cash paid for:
Interest paid, net of interest capitalized	$16,426	$42,266	$48,431
Income taxes paid	251,599	179,882	126,283
Supplemental Noncash Investing Activities
In conjunction with the acquisition discussed in Note 18, liabilities assumed consist of the following:

Fair value of assets acquired	$188,930
Cash paid	(178,309)
Liabilities assumed	$10,621
17. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the years ended December 31, 2013, 2012 and 2011, the Company incurred lease payments of approximately $1,614, $1,550 and $1,556, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles, Louisiana complex through its pipeline. For the years ended December 31, 2013, 2012 and 2011, the Company incurred pipeline fees of approximately $13,328, $11,957 and $9,474, respectively, payable to this joint venture for usage of its pipeline.
In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Company, Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. The Company accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. Principal payments of $167, $1,192 and $1,192 were received from the affiliate in 2013, 2012 and 2011, respectively. Interest payments of $8, $74 and $441 were received in 2013, 2012 and 2011, respectively, and included in other income, net in the consolidated statements of operations. As of December 31, 2013, the notes receivable balances of $1,192 and $1,025 are included in prepaid expenses and other current assets and other assets, net, respectively, in the accompanying consolidated balance sheet.
One of our directors serves as Chairman and Chief Executive Officer of American Air Liquide Holdings, Inc. and as a Senior Vice President of the Air Liquide Group. The Company purchased and paid for oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. aggregating $16,407 for the year ended December 31, 2013.
18. Acquisitions
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
The closing date purchase price of $178,309 was paid with available cash on hand. There were no further adjustments to the purchase price. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. The revenue and earnings of the PFG business included in the consolidated statement of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statement of operations for the year ended

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

December 31, 2013. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2013 and 2012.
For the year ended December 31, 2013, the Company recognized $1,124 of acquisition-related costs. These costs are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013.
The following table summarizes the consideration transferred and the fair value of identified assets acquired and liabilities assumed at the date of acquisition.

Fair value of consideration transferred:
Cash	$178,309

Allocation of consideration transferred to net assets acquired:
Accounts receivable (1)	$17,695
Inventories	25,948
Property, plant and equipment	31,261
Intangible assets:
Customer relationships (weighted average life of 15 years)	57,600
Trademarks	5,200
Developed technology (weighted average life of 15 years)	18,900
Other intangibles (weighted average life of two years)	300
Current liabilities	(10,595)
Other liabilities	(26)
Total identifiable net assets	146,283
Goodwill (2)	32,026
Consideration transferred	$178,309
_____________

(1)	The fair value of accounts receivable acquired is $17,695, with the gross contractual amount being $17,772. The Company expects $77 to be uncollectible.

(2)
The goodwill recognized is primarily attributable to synergies from the Company's vinyls integration strategy expected to arise from the Company's PFG acquisition, as well as intangible assets that do not qualify for separate recognition. The goodwill is expected to be deductible for income tax purposes. All of the goodwill is assigned to the Company's Vinyls segment.

19. Commitments and Contingencies
The Company is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Company's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Company.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $3,284 and $2,687 in 2013 and 2012, respectively. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing complex in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing complex. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA"), pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. During the past three years, the EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Company's plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, the AOC and an order to conduct the RIFS. On July 12, 2013, the parties submitted separate draft RIFS reports to the EPA. The EPA has hired a contractor to complete the remedial investigation report.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2013, future minimum lease commitments were as follows:

2014	$26,216
2015	24,348
2016	21,904
2017	20,258
2018	17,601
Thereafter	558,822
$669,149
Rental expense was approximately $45,361, $38,199 and $36,644 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices. Certain feedstock purchase commitments require taking delivery of minimum volumes at market-determined prices.
20. Segment and Geographic Information
Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.
The Company's Olefins segment manufactures and markets polyethylene, styrene monomer and various ethylene co-products. The Company's ethylene production is used in the Company's polyethylene, styrene and vinyl chloride monomer ("VCM") operations. In addition, the Company sells ethylene and ethylene co-products, primarily propylene, crude butadiene, pyrolysis gasoline and hydrogen, to external customers.
The majority of sales in the Company's Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2013, 2012 or 2011.
The Company's Vinyls segment manufactures and markets PVC, VCM, EDC, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, fittings, profiles, foundation building products, window and door profiles and fence. The Company's main manufacturing complex is located in Calvert City. It includes an ethylene plant, a chlor-alkali plant, a VCM plant and a PVC plant. The Company also operates a PVC and VCM manufacturing facility in Geismar, Louisiana. In addition, on December 27, 2013, the Company announced the start-up of its new chlor-alkali plant at the Geismar complex. Further, the Company owns a 59% interest in a PVC joint venture in China.
The Company uses its chlorine, VCM and PVC production to manufacture building products at the Company's 12 regional plants. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2013, 2012 or 2011.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2013	2012	2011
Net external sales
Olefins
Polyethylene	$1,750,292	$1,658,551	$1,772,144
Styrene, feedstock and other	803,377	841,427	795,698
Total olefins	2,553,669	2,499,978	2,567,842
Vinyls
PVC, caustic soda and other	800,658	743,275	757,314
Building products	405,157	327,788	294,692
Total vinyls	1,205,815	1,071,063	1,052,006
	$3,759,484	$3,571,041	$3,619,848

Intersegment sales
Olefins	$320,909	$318,322	$444,889
Vinyls	1,502	1,603	1,474
	$322,411	$319,925	$446,363

Income (loss) from operations
Olefins	$833,249	$552,762	$459,266
Vinyls	154,684	85,942	4,012
Corporate and other	(34,469)	(23,353)	(16,482)
	$953,464	$615,351	$446,796

Depreciation and amortization
Olefins	$102,938	$97,906	$86,915
Vinyls	54,371	46,146	43,877
Corporate and other	499	489	605
	$157,808	$144,541	$131,397

Other income (expense), net
Olefins	$7,410	$3,899	$2,813
Vinyls	(1,858)	(965)	194
Corporate and other	1,238	586	2,621
	$6,790	$3,520	$5,628

Provision for (benefit from) income taxes
Olefins	$288,214	$177,176	$149,033
Vinyls	48,296	22,389	(2,193)
Corporate and other	(4,763)	49	(4,374)
	$331,747	$199,614	$142,466

Capital expenditures
Olefins	$145,542	$135,886	$90,641
Vinyls	531,939	246,827	84,192
Corporate and other	1,741	4,169	2,010
	$679,222	$386,882	$176,843

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2013	December 31, 2012
Total assets
Olefins	$1,557,510	$1,439,308
Vinyls	1,740,595	1,030,912
Corporate and other	762,804	941,976
	$4,060,909	$3,412,196
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Income from operations for reportable segments	$953,464	$615,351	$446,796
Interest expense	(18,082)	(43,049)	(50,992)
Debt retirement costs	—	(7,082)	—
Gain from sales of equity securities	—	16,429	—
Other income, net	6,790	3,520	5,628
Income before income taxes	$942,172	$585,169	$401,432
Geographic Information

	Year Ended December 31,
	2013	2012	2011
Sales to external customers (1)
United States	$3,404,378	$3,176,202	$3,221,562
Foreign
Canada	214,162	294,643	247,357
Switzerland	54,637	32,927	19,922
Singapore	24,028	15,308	29,210
Other	62,279	51,961	101,797
	$3,759,484	$3,571,041	$3,619,848

	December 31, 2013	December 31, 2012
Long-lived assets
United States	$2,081,091	$1,502,902
Foreign	6,923	7,146
	$2,088,014	$1,510,048

______________________________

(1)	Revenues are attributed to countries based on location of customer.
21. Subsequent Events
On February 14, 2014, the Company's Board of Directors authorized a two-for-one split of the Company's common stock. The two-for-one common stock split will be accomplished by means of a stock dividend, to be distributed March 18, 2014 to stockholders of record as of February 28, 2014. The common stock split will require retroactive revision of all historical per share data beginning in the first quarter ending March 31, 2014. All references to the number of shares outstanding and per share data in these Consolidated Financial Statements are presented on a pre-split basis. Unaudited pro forma basic and diluted earnings per share, after giving retroactive effect to the stock split, are as follows:

	Year Ended December 31,
	2013	2012	2011
	(unaudited)
Earnings per common share:
Basic, pro forma	$4.56	$2.89	$1.95
Diluted, pro forma	$4.54	$2.88	$1.94
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

Condensed Consolidating Financial Information as of December 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$420,948	$6,227	$34,126	$—	$461,301
Marketable securities	239,388	—	—	—	239,388
Accounts receivable, net	3,879	738,156	2,755	(316,333)	428,457
Inventories	—	456,306	15,573	—	471,879
Prepaid expenses and other current assets	778	11,312	1,798	—	13,888
Deferred income taxes	441	33,422	306	—	34,169
Total current assets	665,434	1,245,423	54,558	(316,333)	1,649,082
Property, plant and equipment, net	—	2,081,091	6,923	—	2,088,014
Equity investments	2,815,752	100,326	31,518	(2,880,721)	66,875
Other assets, net	15,393	246,125	1,199	(5,779)	256,938
Total assets	$3,496,579	$3,672,965	$94,198	$(3,202,833)	$4,060,909
Current liabilities
Accounts payable	$316,652	$223,134	$10,649	$(300,822)	$249,613
Accrued liabilities	8,334	161,140	1,282	(15,511)	155,245
Total current liabilities	324,986	384,274	11,931	(316,333)	404,858
Long-term debt	752,990	10,889	—	—	763,879
Deferred income taxes	—	443,026	729	(5,779)	437,976
Other liabilities	—	35,533	60	—	35,593
Stockholders' equity	2,418,603	2,799,243	81,478	(2,880,721)	2,418,603
Total liabilities and stockholders' equity	$3,496,579	$3,672,965	$94,198	$(3,202,833)	$4,060,909

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$753,881	$6,973	$29,224	$—	$790,078
Marketable securities	124,873	—	—	—	$124,873
Accounts receivable, net	7,933	1,675,274	2,959	(1,286,007)	400,159
Inventories	—	385,140	14,158	—	399,298
Prepaid expenses and other current assets	389	11,386	2,925	—	14,700
Deferred income taxes	431	21,581	293	—	22,305
Total current assets	887,507	2,100,354	49,559	(1,286,007)	1,751,413
Property, plant and equipment, net	—	1,502,902	7,146	—	1,510,048
Equity investments	3,018,926	65,448	32,923	(3,073,561)	43,736
Other assets, net	17,033	94,678	1,252	(5,964)	106,999
Total assets	$3,923,466	$3,763,382	$90,880	$(4,365,532)	$3,412,196
Current liabilities
Accounts payable	$1,285,530	$192,443	$13,969	$(1,274,892)	$217,050
Accrued liabilities	12,808	178,915	852	(11,115)	181,460
Total current liabilities	1,298,338	371,358	14,821	(1,286,007)	398,510
Long-term debt	752,872	10,889	—	—	763,761
Deferred income taxes	—	331,320	934	(5,964)	326,290
Other liabilities	—	51,312	67	—	51,379
Stockholders' equity	1,872,256	2,998,503	75,058	(3,073,561)	1,872,256
Total liabilities and stockholders' equity	$3,923,466	$3,763,382	$90,880	$(4,365,532)	$3,412,196

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,720,110	$48,016	$(8,642)	$3,759,484
Cost of sales	—	2,623,355	43,333	(8,642)	2,658,046
Gross profit	—	1,096,755	4,683	—	1,101,438
Selling, general and administrative expenses	2,128	139,662	6,184	—	147,974
(Loss) income from operations	(2,128)	957,093	(1,501)	—	953,464
Interest expense	(18,030)	(52)	—	—	(18,082)
Other income (expense), net	11,798	(2,769)	(2,239)	—	6,790
(Loss) income before income taxes	(8,360)	954,272	(3,740)	—	942,172
(Benefit from) provision for income taxes	(2,031)	334,619	(841)	—	331,747
Equity in net income of subsidiaries	616,754	—	—	(616,754)	—
Net income (loss)	$610,425	$619,653	$(2,899)	$(616,754)	$610,425
Comprehensive income (loss)	$618,649	$629,308	$(4,506)	$(624,802)	$618,649

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,529,685	$48,205	$(6,849)	$3,571,041
Cost of sales	—	2,799,537	41,393	(6,849)	2,834,081
Gross profit	—	730,148	6,812	—	736,960
Selling, general and administrative expenses	2,004	113,133	6,472	—	121,609
(Loss) income from operations	(2,004)	617,015	340	—	615,351
Interest expense	(42,989)	(60)	—	—	(43,049)
Debt retirement costs	(7,082)	—	—	—	(7,082)
Gain from sales of equity securities	1	16,428	—	—	16,429
Other income (expense), net	28,171	(21,384)	(3,267)	—	3,520
(Loss) income before income taxes	(23,903)	611,999	(2,927)	—	585,169
Provision for (benefit from) income taxes	1,825	199,057	(1,268)	—	199,614
Equity in net income of subsidiaries	411,283	—	—	(411,283)	—
Net income (loss)	$385,555	$412,942	$(1,659)	$(411,283)	$385,555
Comprehensive income (loss)	$383,785	$410,549	$(1,036)	$(409,513)	$383,785

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$610,425	$619,653	$(2,899)	$(616,754)	$610,425
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,459	155,360	2,448	—	159,267
Deferred income taxes	74	93,841	(183)	—	93,732
Net changes in working capital and other	(622,194)	(115,041)	9,786	616,754	(110,695)
Net cash (used for) provided by operating activities	(10,236)	753,813	9,152	—	752,729
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	(178,309)
Additions to equity investments	—	(23,338)	—	—	(23,338)
Additions to property, plant and equipment	—	(676,668)	(2,554)	—	(679,222)
Construction of assets pending sale-leaseback	—	(136)	—	—	(136)
Proceeds from disposition of assets	—	75	76	—	151
Proceeds from repayment of loan to affiliate	—	—	167	—	167
Proceeds from sales and maturities of securities	252,519	—	—	—	252,519
Purchase of securities	(367,150)	—	—	—	(367,150)
Settlements of derivative instruments	—	(6,920)	—	—	(6,920)
Net cash used for investing activities	(114,631)	(885,296)	(2,311)	—	(1,002,238)
Cash flows from financing activities
Intercompany financing	(128,798)	130,737	(1,939)	—	—
Dividends paid	(55,236)	—	—	—	(55,236)
Proceeds from exercise of stock options	3,437	—	—	—	3,437
Repurchase of common stock for treasury	(32,918)	—	—	—	(32,918)
Windfall tax benefits from share-based payment arrangements	5,449	—	—	—	5,449
Net cash (used for) provided by financing activities	(208,066)	130,737	(1,939)	—	(79,268)
Net (decrease) increase in cash and cash equivalents	(332,933)	(746)	4,902	—	(328,777)
Cash and cash equivalents at beginning of the year	753,881	6,973	29,224	—	790,078
Cash and cash equivalents at end of the year	$420,948	$6,227	$34,126	$—	$461,301

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$385,555	$412,942	$(1,659)	$(411,283)	$385,555
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,514	141,388	3,153	—	146,055
Deferred income taxes	45	(5,962)	124	—	(5,793)
Net changes in working capital and other	(422,199)	94,930	2,256	411,283	86,270
Net cash (used for) provided by operating activities	(35,085)	643,298	3,874	—	612,087
Cash flows from investing activities
Additions to property, plant and equipment	—	(385,919)	(963)	—	(386,882)
Construction of assets pending sale-leaseback	—	(4,308)	—	—	(4,308)
Proceeds from disposition of assets	—	449	22	—	471
Proceeds from repayment of loan to affiliate	—	—	1,192	—	1,192
Proceeds from sale-leaseback of assets	—	2,304	—	—	2,304
Proceeds from sales of equity securities	3	47,652	—	—	47,655
Purchase of securities	(124,873)	(2,961)	—	—	(127,834)
Settlements of derivative instruments	—	431	—	—	431
Net cash (used for) provided by investing activities	(124,870)	(342,352)	251	—	(466,971)
Cash flows from financing activities
Intercompany financing	291,455	(296,490)	5,035	—	—
Capitalized debt issuance costs	(2,221)	—	—	—	(2,221)
Dividends paid	(285,521)	—	—	—	(285,521)
Proceeds from debt issuance	248,818	—	—	—	248,818
Proceeds from exercise of stock options	10,369	—	—	—	10,369
Repayment of debt	(250,000)	—	—	—	(250,000)
Repurchase of common stock for treasury	(10,784)	—	—	—	(10,784)
Utilization of restricted cash	96,433	—	—	—	96,433
Windfall tax benefits from share-based payment arrangements	11,967	—	—	—	11,967
Net cash provided by (used for) financing activities	110,516	(296,490)	5,035	—	(180,939)
Net (decrease) increase in cash and cash equivalents	(49,439)	4,456	9,160	—	(35,823)
Cash and cash equivalents at beginning of the year	803,320	2,517	20,064	—	825,901
Cash and cash equivalents at end of the year	$753,881	$6,973	$29,224	$—	$790,078

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2011

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$258,966	$294,464	$(2,869)	$(291,595)	$258,966
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,683	127,807	3,590	—	133,080
Deferred income taxes	190	14,225	(301)	—	14,114
Net changes in working capital and other	(295,027)	(45,667)	1,874	291,595	(47,225)
Net cash (used for) provided by operating activities	(34,188)	390,829	2,294	—	358,935
Cash flows from investing activities
Additions to property, plant and equipment	—	(175,706)	(1,137)	—	(176,843)
Proceeds from disposition of assets	—	2,877	3	—	2,880
Proceeds from repayment of loan to affiliate	—	—	1,192	—	1,192
Purchase of securities and other investments	—	(30,265)	—	—	(30,265)
Settlements of derivative instruments	—	251	—	—	251
Net cash (used for) provided by investing activities	—	(202,843)	58	—	(202,785)
Cash flows from financing activities
Intercompany financing	186,898	(185,522)	(1,376)	—	—
Capitalized debt issuance costs	(2,697)	—	—	—	(2,697)
Dividends paid	(18,265)	—	—	—	(18,265)
Proceeds from exercise of stock options	5,344	—	—	—	5,344
Repurchase of common stock for treasury	(2,518)	—	—	—	(2,518)
Utilization of restricted cash	54,227	—	—	—	54,227
Windfall tax benefits from share-based payment arrangements	3,361	—	—	—	3,361
Net cash provided by (used for) financing activities	226,350	(185,522)	(1,376)	—	39,452
Net increase in cash and cash equivalents	192,162	2,464	976	—	195,602
Cash and cash equivalents at beginning of the year	611,158	53	19,088	—	630,299
Cash and cash equivalents at end of the year	$803,320	$2,517	$20,064	$—	$825,901

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

23. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$864,647	$939,047	$1,004,165	$951,625
Gross profit	227,809	273,487	304,471	295,671
Income from operations	194,055	235,227	266,602	257,580
Net income	123,347	145,816	170,290	170,972
Basic earnings per common share (1)	$1.84	$2.18	$2.55	$2.56
Diluted earnings per common share (1)	$1.84	$2.17	$2.54	$2.54

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$1,034,867	$913,958	$821,175	$801,041
Gross profit	172,637	201,896	172,179	190,248
Income from operations	145,625	170,978	142,517	156,231
Net income	87,813	115,501	86,964	95,277
Basic earnings per common share (1)	$1.32	$1.73	$1.30	$1.43
Diluted earnings per common share (1)	$1.31	$1.72	$1.30	$1.42

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 40 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2013, as stated in their report that appears on page 41 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2013.

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

Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2013	$11,172	$5,514	$(4,945)	$11,741
2012	10,969	229	(26)	11,172
2011	9,710	1,321	(62)	10,969

______________________________

(1)	Primarily accounts receivable written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

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

4.4	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.4).

4.5
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.6	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.6).

4.7
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.8	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.8).

4.9
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.10	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.10).

4.11
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

4.14	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.14).

4.15
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.16
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

Exhibit No.	Exhibit
4.17
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

4.18
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

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

10.2
Borrower Joinder Agreement, dated as of May 1, 2013, between North American Specialty Products LLC, a Delaware limited liability company, the Existing Borrowers (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

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

10.7	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.8+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	EVA Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.10+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.11+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

Exhibit No.	Exhibit
10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

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

10.29+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.30+
Consultant's Agreement dated March 26, 2013 by and between Westlake Management Services Inc. and Donald M. Condon, Jr. (incorporated by reference to Exhibit 10.2 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	February 21, 2014	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2014
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2014
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 21, 2014
James Chao

/S/ ALBERT CHAO	Director	February 21, 2014
Albert Chao

/S/ ROBERT T. BLAKELY	Director	February 21, 2014
Robert T. Blakely

/S/ MICHAEL J. GRAFF	Director	February 21, 2014
Michael J. Graff

/S/ DOROTHY C. JENKINS	Director	February 21, 2014
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 21, 2014
Max L. Lukens

/S/ R. BRUCE NORTHCUTT	Director	February 21, 2014
R. Bruce Northcutt

/S/ H. JOHN RILEY, JR.	Director	February 21, 2014
H. John Riley, Jr.

Exhibit Index

Exhibit No.	Exhibit

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

4.4	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.4).

4.5
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.6	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.6).

4.7
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.8	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.8).

4.9
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.10	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.10).

4.11
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

4.14	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.14).

4.15
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee(incorporated by reference to Exhibit 4.16 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.16
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

Exhibit No.	Exhibit
4.17
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

4.18
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

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

10.2
Borrower Joinder Agreement, dated as of May 1, 2013, between North American Specialty Products LLC, a Delaware limited liability company, the Existing Borrowers (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

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

10.7	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.8+	Westlake Group Performance Unit Plan effective January 1, 1991 (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.9+	EVA Incentive Plan (incorporated by reference to Westlake's Registration Statement on Form S-4, filed on September 22, 2003).

10.10+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.11+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

Exhibit No.	Exhibit
10.15+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

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

10.29+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.30+
Consultant's Agreement dated March 26, 2013 by and between Westlake Management Services Inc. and Donald M. Condon, Jr. (incorporated by reference to Exhibit 10.2 to Westlake's Current Report on Form 8-K, filed on March 29, 2013, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Exhibit

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.