Form 10-Q
period 2014-03-31
WESTLAKE CHEMICAL CORP
filed 2014-05-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 29, 2014 was 133,429,082 (on a post-split basis).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$532,643	$461,301
Marketable securities	243,694	239,388
Accounts receivable, net	421,879	428,457
Inventories	439,009	471,879
Prepaid expenses and other current assets	15,880	13,888
Deferred income taxes	34,158	34,169
Total current assets	1,687,263	1,649,082
Property, plant and equipment, net	2,150,643	2,088,014
Equity investments	67,560	66,875
Other assets, net
Intangible assets, net	157,086	159,046
Deferred charges and other assets, net	109,404	97,892
Total other assets, net	266,490	256,938
Total assets	$4,171,956	$4,060,909
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$211,952	$249,613
Accrued liabilities	147,982	155,245
Total current liabilities	359,934	404,858
Long-term debt	763,909	763,879
Deferred income taxes	447,203	437,976
Other liabilities	32,338	35,593
Total liabilities	1,603,384	1,642,306
Commitments and contingencies (Notes 7 and 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 134,682,004 and 134,580,208 shares issued at March 31, 2014 and December 31, 2013, respectively (Note 1)	1,347	1,346
Common stock, held in treasury, at cost; 1,252,922 shares at March 31, 2014 and December 31, 2013 (Note 1)	(46,220)	(46,220)
Additional paid-in capital	519,323	511,432
Retained earnings	2,095,904	1,954,661
Accumulated other comprehensive loss	(1,782)	(2,616)
Total stockholders' equity	2,568,572	2,418,603
Total liabilities and stockholders' equity	$4,171,956	$4,060,909
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,027,676	$864,647
Cost of sales	740,666	636,838
Gross profit	287,010	227,809
Selling, general and administrative expenses	38,955	33,754
Income from operations	248,055	194,055
Other income (expense)
Interest expense	(9,157)	(6,281)
Other income, net	2,509	3,519
Income before income taxes	241,407	191,293
Provision for income taxes	83,375	67,946
Net income	$158,032	$123,347
Earnings per share (Note 1):
Basic	$1.18	$0.92
Diluted	$1.18	$0.92
Weighted average shares outstanding (Note 1):
Basic	133,072,254	133,251,071
Diluted	133,612,924	133,817,737
Dividends per common share (Note 1)	$0.1260	$0.0938
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands of dollars)
Net income	$158,032	$123,347
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Amortization of benefits liability	219	614
Income tax provision on pension and other post-retirement benefits liability	(84)	(236)
Foreign currency translation adjustments	(898)	(570)
Available-for-sale investments
Unrealized holding gains on investments	2,467	—
Reclassification of net realized loss to net income	25	—
Income tax provision on available-for-sale investments	(895)	—
Other comprehensive income (loss)	834	(192)
Comprehensive income	$158,866	$123,155
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands of dollars)
Cash flows from operating activities
Net income	$158,032	$123,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,972	35,356
(Recovery of) provision for doubtful accounts	(144)	393
Amortization of debt issuance costs	365	365
Stock-based compensation expense	2,222	1,499
Loss from disposition of fixed assets	855	2,387
Deferred income taxes	8,275	29,466
Windfall tax benefits from share-based payment arrangements	(3,512)	(3,844)
Income from equity method investments, net of dividends	(685)	(178)
Other loss, net	444	—
Changes in operating assets and liabilities
Accounts receivable	5,332	(7,917)
Inventories	32,870	(8,776)
Prepaid expenses and other current assets	(1,478)	(2,077)
Accounts payable	(29,706)	14,733
Accrued liabilities	(4,952)	(14,670)
Other, net	(1,385)	(53,832)
Net cash provided by operating activities	212,505	116,252
Cash flows from investing activities
Additions to property, plant and equipment	(110,741)	(150,784)
Proceeds from disposition of assets	12	2
Proceeds from repayment of loan to affiliate	—	167
Proceeds from sales and maturities of securities	30,119	124,873
Purchase of securities	(49,025)	(94,903)
Settlements of derivative instruments	(409)	(679)
Net cash used for investing activities	(130,044)	(121,324)
Cash flows from financing activities
Dividends paid	(16,789)	(12,553)
Proceeds from exercise of stock options	2,158	1,590
Windfall tax benefits from share-based payment arrangements	3,512	3,844
Net cash used for financing activities	(11,119)	(7,119)
Net increase (decrease) in cash and cash equivalents	71,342	(12,191)
Cash and cash equivalents at beginning of period	461,301	790,078
Cash and cash equivalents at end of period	$532,643	$777,887
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2013 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K"), filed with the SEC on February 21, 2014. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2013.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013 and the changes in its cash position for the three months ended March 31, 2014 and 2013.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2014 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
On February 14, 2014, the Company's Board of Directors authorized a two-for-one split of the Company's common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. The total number of authorized common stock shares and associated par value were unchanged by this stock split. All share amounts and per share data included in the accompanying consolidated financial statements and related notes have been restated to reflect the effect of the stock split.
Recent Accounting Pronouncements
There are no recently issued accounting standards which are expected to impact the Company's consolidated financial position, results of operations or cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $411,527 and $263,967 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2014 and December 31, 2013, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	March 31, 2014	December 31, 2013
Current	$243,694	$239,388
Non-current	17,195	—
Total available-for-sale securities	$260,889	$239,388

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale securities were as follows:

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$116,669	$470	$(41)	$117,098
U.S. government debt (2)	102,201	133	(46)	102,288
Asset-backed securities	24,268	47	(7)	24,308
Equity securities	14,985	2,210	—	17,195
Total available-for-sale securities	$258,123	$2,860	$(94)	$260,889

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$108,300	$340	$(69)	$108,571
U.S. government debt (2)	106,335	60	(79)	106,316
Asset-backed securities	24,478	34	(11)	24,501
Total available-for-sale securities	$239,113	$434	$(159)	$239,388
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of March 31, 2014 and December 31, 2013, net unrealized gains on the Company's available-for-sale securities of $1,773 and $176, respectively, net of income tax expense of $993 and $99, respectively, were recorded in accumulated other comprehensive income. See Note 10 for the fair value hierarchy of the Company’s available-for-sale securities.
As of March 31, 2014, the corporate bond securities held by the Company had maturities between one month to five years; U.S. government debt securities, excluding U.S. government agency mortgage-backed securities, had maturities between one month to four years; U.S. government agency mortgage-backed securities had maturities between one to 29 years; and asset-backed securities had maturities between one to six years.
The proceeds from sales and maturities of available-for-sale securities and the gross realized gains and losses included in the consolidated statement of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the three months ended March 31, 2013.

Three Months Ended March 31,
2014
Proceeds from sales and maturities of securities	$30,119
Gross realized gains	13
Gross realized losses	(38)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2014	December 31, 2013
Trade customers	$415,812	$410,302
Affiliates	287	315
Allowance for doubtful accounts	(11,592)	(11,741)
	404,507	398,876
Federal and state taxes	5,248	20,820
Other	12,124	8,761
Accounts receivable, net	$421,879	$428,457
4. Inventories
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished products	$240,339	$232,658
Feedstock, additives and chemicals	139,189	180,646
Materials and supplies	59,481	58,575
Inventories	$439,009	$471,879
5. Property, Plant and Equipment
As of March 31, 2014, the Company had property, plant and equipment, net totaling $2,150,643. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $38,061 and $30,920 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.
6. Other Assets
Goodwill for the Olefins segment was $29,990 at March 31, 2014 and December 31, 2013. Goodwill for the Vinyls segment was $32,026 at March 31, 2014 and December 31, 2013. There were no changes in the carrying amount of goodwill by operating segments for the three months ended March 31, 2014.
Amortization expense on intangible and other assets of $8,276 and $4,801 is included in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
3.60% senior notes due 2022	$249,020	$248,990
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,909	$763,879
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if lenders agree to commit to such an increase. At March 31, 2014, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2014, the Company had outstanding letters of credit totaling $16,921 and borrowing availability of $383,079 under the revolving credit facility.
8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,222 and $1,499 for the three months ended March 31, 2014 and 2013, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statement of operations for the three months ended March 31, 2013. The Company had no derivative instruments that were designated as fair value hedges for the three months ended March 31, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three months ended March 31, 2014 and 2013.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at March 31, 2014 and December 31, 2013.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		March 31, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$248	$296
Total derivative assets		$248	$296

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		March 31, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$54	$176
Total derivative liabilities		$54	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three months ended March 31, 2013, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2014	2013
Commodity forward contracts	Cost of sales	$—	$(1,643)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended March 31,
		2014	2013
Firm commitment designated as the hedged item	Cost of sales	$—	$1,395
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2014	2013
Commodity forward contracts	Gross profit	$(611)	$7,335
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$—	$248	$248
Risk management liabilities - Commodity forward contracts	—	(54)	(54)
Available-for-sale marketable securities	100,603	160,286	260,889

	December 31, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
Available-for-sale marketable securities	91,595	147,793	239,388
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2014 and 2013.
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

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,020	$242,600	$248,990	$236,905
6 ½% senior notes due 2029	100,000	113,000	100,000	109,490
6 ¾% senior notes due 2032	250,000	281,775	250,000	265,148
6 ½% GO Zone Senior Notes Due 2035	89,000	101,238	89,000	94,606
6 ½% IKE Zone Senior Notes Due 2035	65,000	73,938	65,000	69,094
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

11. Income Taxes
The effective income tax rate was 34.5% for the three months ended March 31, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.5% for the three months ended March 31, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
There was no material change to the total gross unrecognized tax benefits for the three months ended March 31, 2014. Management anticipates that all of the gross unrecognized tax benefits of $2,501 will be recognized within the next twelve months due to expiring statutes of limitations. The impact from the recognition of these tax benefits on the Company's effective tax rate is expected to be immaterial.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2014, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended March 31,
	2014	2013
Net income	$158,032	$123,347
Less:
Net income attributable to participating securities	(384)	(568)
Net income attributable to common shareholders	$157,648	$122,779
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares—basic (1)	133,072,254	133,251,071
Plus incremental shares from:
Assumed exercise of options (1)	540,670	566,666
Weighted average common shares—diluted (1)	133,612,924	133,817,737

Earnings per share: (1)
Basic	$1.18	$0.92
Diluted	$1.18	$0.92
_____________

(1)
Share amounts and per share data for the three months ended March 31, 2013 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 for additional information.

Excluded from the computation of diluted earnings per share are options to purchase 69,662 and 72,776 shares of common stock for the three months ended March 31, 2014 and 2013, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension		Post-retirement Healthcare
	2014	2013	2014	2013
Service cost	$84	$264	$5	$2
Interest cost	595	501	181	147
Expected return on plan assets	(809)	(714)	—	—
Amortization of prior service cost	74	74	13	21
Amortization of net loss	63	429	69	90
Net periodic benefit cost	$7	$554	$268	$260
The Company contributed $388 to the Salaried pension plan in the first three months of 2014, and contributed $290 and $60 to the Wage pension plan in the first three months of 2014 and 2013, respectively. The Company did not contribute to the Salaried pension plan in the first three months of 2013. The Company expects to make additional contributions of $2,389 to the Salaried pension plan and $916 to the Wage pension plan during the fiscal year ending December 31, 2014.
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	—	(898)	1,581	683
Amounts reclassified from accumulated other comprehensive loss	135	—	16	151
Net other comprehensive income (loss) for the period	135	(898)	1,597	834
Balances at March 31, 2014	$(6,561)	$3,006	$1,773	$(1,782)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2012	$(16,351)	$5,511	$(10,840)
Other comprehensive loss before reclassifications	—	(570)	(570)
Amounts reclassified from accumulated other comprehensive loss	378	—	378
Net other comprehensive income (loss) for the period	378	(570)	(192)
Balances at March 31, 2013	$(15,973)	$4,941	$(11,032)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended March 31,
		2014	2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(87)	$(95)
Net loss	(1)	(132)	(519)
		(219)	(614)
	Provision for income taxes	84	236
		(135)	(378)
Net unrealized gains on available-for-sale investments
Realized loss on available-for-sale investments	Other income, net	(25)	—
	Provision for income taxes	9	—
		(16)	—
Total reclassifications for the period		$(151)	$(378)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 10 (Employee Benefits) to the financial statements included in the 2013 Form 10-K.

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
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing complex in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby polyvinyl chloride ("PVC") facility, had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City complex do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $3,284 in 2013. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.

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

	Three Months Ended March 31,
	2014	2013
Net external sales
Olefins
Polyethylene	$487,144	$420,768
Styrene, feedstock and other	235,654	162,077
Total Olefins	722,798	582,845
Vinyls
PVC, caustic soda and other	190,527	195,246
Building products	114,351	86,556
Total Vinyls	304,878	281,802
	$1,027,676	$864,647

Intersegment sales
Olefins	$56,853	$70,283
Vinyls	343	264
	$57,196	$70,547

Income (loss) from operations
Olefins	$272,333	$161,058
Vinyls	(21,114)	43,663
Corporate and other	(3,164)	(10,666)
	$248,055	$194,055

Depreciation and amortization
Olefins	$26,647	$23,346
Vinyls	19,168	11,884
Corporate and other	157	126
	$45,972	$35,356

Other income (expense), net
Olefins	$1,454	$4,010
Vinyls	(34)	(425)
Corporate and other	1,089	(66)
	$2,509	$3,519

Provision for (benefit from) income taxes
Olefins	$93,550	$55,477
Vinyls	(10,070)	13,720
Corporate and other	(105)	(1,251)
	$83,375	$67,946

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2014	2013
Capital expenditures
Olefins	$29,074	$50,040
Vinyls	81,120	100,317
Corporate and other	547	427
	$110,741	$150,784
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2014	2013
Income from operations	$248,055	$194,055
Interest expense	(9,157)	(6,281)
Other income, net	2,509	3,519
Income before income taxes	$241,407	$191,293

	March 31, 2014	December 31, 2013
Total assets
Olefins	$1,556,856	$1,557,510
Vinyls	1,768,572	1,740,595
Corporate and other	846,528	762,804
	$4,171,956	$4,060,909
17. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

Condensed Consolidating Financial Information as of March 31, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$490,508	$7,896	$34,239	$—	$532,643
Marketable securities	243,694	—	—	—	243,694
Accounts receivable, net	58,050	888,829	3,381	(528,381)	421,879
Inventories	—	422,166	16,843	—	439,009
Prepaid expenses and other current assets	889	12,864	2,127	—	15,880
Deferred income taxes	441	33,422	295	—	34,158
Total current assets	793,582	1,365,177	56,885	(528,381)	1,687,263
Property, plant and equipment, net	—	2,144,266	6,377	—	2,150,643
Equity investments	2,975,949	101,472	31,056	(3,040,917)	67,560
Other assets, net	31,493	238,867	1,176	(5,046)	266,490
Total assets	$3,801,024	$3,849,782	$95,494	$(3,574,344)	$4,171,956
Current liabilities
Accounts payable	$463,650	$193,020	$14,351	$(459,069)	$211,952
Accrued liabilities	15,782	200,781	731	(69,312)	147,982
Total current liabilities	479,432	393,801	15,082	(528,381)	359,934
Long-term debt	753,020	10,889	—	—	763,909
Deferred income taxes	—	451,597	652	(5,046)	447,203
Other liabilities	—	32,308	30	—	32,338
Stockholders' equity	2,568,572	2,961,187	79,730	(3,040,917)	2,568,572
Total liabilities and stockholders' equity	$3,801,024	$3,849,782	$95,494	$(3,574,344)	$4,171,956

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,020,429	$9,117	$(1,870)	$1,027,676
Cost of sales	—	734,350	8,186	(1,870)	740,666
Gross profit	—	286,079	931	—	287,010
Selling, general and administrative expenses	546	37,063	1,346	—	38,955
(Loss) income from operations	(546)	249,016	(415)	—	248,055
Interest expense	(8,947)	(210)	—	—	(9,157)
Other income (expense), net	5,006	(1,883)	(614)	—	2,509
(Loss) income before income taxes	(4,487)	246,923	(1,029)	—	241,407
(Benefit from) provision for income taxes	(1,558)	85,110	(177)	—	83,375
Equity in net income of subsidiaries	160,961	—	—	(160,961)	—
Net income (loss)	$158,032	$161,813	$(852)	$(160,961)	$158,032
Comprehensive income (loss)	$158,866	$161,948	$(1,750)	$(160,198)	$158,866

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$856,085	$10,540	$(1,978)	$864,647
Cost of sales	—	629,286	9,530	(1,978)	636,838
Gross profit	—	226,799	1,010	—	227,809
Selling, general and administrative expenses	510	31,709	1,535	—	33,754
(Loss) income from operations	(510)	195,090	(525)	—	194,055
Interest expense	(6,258)	(23)	—	—	(6,281)
Other income (expense), net	4,309	(290)	(500)	—	3,519
(Loss) income before income taxes	(2,459)	194,777	(1,025)	—	191,293
(Benefit from) provision for income taxes	(874)	69,051	(231)	—	67,946
Equity in net income of subsidiaries	124,932	—	—	(124,932)	—
Net income (loss)	$123,347	$125,726	$(794)	$(124,932)	$123,347
Comprehensive income (loss)	$123,155	$126,104	$(1,364)	$(124,740)	$123,155

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$158,032	$161,813	$(852)	$(160,961)	$158,032
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	365	45,408	564	—	46,337
Deferred income taxes	(162)	8,487	(50)	—	8,275
Net changes in working capital and other	(165,553)	6,263	(1,810)	160,961	(139)
Net cash (used for) provided by operating activities	(7,318)	221,971	(2,148)	—	212,505
Cash flows from investing activities
Additions to property, plant and equipment	—	(110,559)	(182)	—	(110,741)
Proceeds from disposition of assets	—	12	—	—	12
Proceeds from sales and maturities of securities	30,119	—	—	—	30,119
Purchase of securities	(49,025)	—	—	—	(49,025)
Settlements of derivative instruments	—	(409)	—	—	(409)
Net cash used for investing activities	(18,906)	(110,956)	(182)	—	(130,044)
Cash flows from financing activities
Intercompany financing	106,903	(109,346)	2,443	—	—
Dividends paid	(16,789)	—	—	—	(16,789)
Proceeds from exercise of stock options	2,158	—	—	—	2,158
Windfall tax benefits from share-based payment arrangements	3,512	—	—	—	3,512
Net cash provided by (used for) financing activities	95,784	(109,346)	2,443	—	(11,119)
Net increase in cash and cash equivalents	69,560	1,669	113	—	71,342
Cash and cash equivalents at beginning of period	420,948	6,227	34,126	—	461,301
Cash and cash equivalents at end of period	$490,508	$7,896	$34,239	$—	$532,643

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
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
We are a vertically integrated manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
Since 2009 and continuing through the first quarter of 2014, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower domestic demand for our vinyls products. However, since late 2010, the polyvinyl chloride ("PVC") industry has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In the fourth quarter of 2013, we started up our new world scale Geismar, Louisiana chlor-alkali plant. In April 2014, we completed the expansion and conversion of our Calvert City, Kentucky ethylene plant to ethane feedstock (see further discussion in "Recent Developments" below). The completion of these two projects is expected to improve the profitability of our Vinyls segment.
The U.S. and global economic environment appears to be slowly improving, but depending on the performance of both economies in the remainder of 2014 and beyond, could still have a negative effect on our financial condition, results of operations or cash flows.
Recent Developments
In April 2014, we completed the previously announced feedstock conversion and ethylene expansion project at our Calvert City ethylene plant. With the completion of this project, our Calvert City ethylene plant now utilizes cost-advantaged ethane feedstock and increased its capacity by approximately 180 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene plant and other production facilities at our Calvert City complex were shut down for approximately 19 days (14 days during the first quarter of 2014) as a result of the feedstock conversion and ethylene expansion project and other planned maintenance turnaround activities. Income from operations for the first quarter of 2014 was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the feedstock conversion and ethylene expansion project and maintenance turnaround at the Calvert City complex.
On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. The total number of authorized common stock shares and associated par value were unchanged by this stock split.

Results of Operations

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$487,144	$420,768
Styrene, feedstock and other	235,654	162,077
Total Olefins	722,798	582,845
Vinyls
PVC, caustic soda and other	190,527	195,246
Building products	114,351	86,556
Total Vinyls	304,878	281,802
Total	$1,027,676	$864,647

Income (loss) from operations
Olefins	$272,333	$161,058
Vinyls	(21,114)	43,663
Corporate and other	(3,164)	(10,666)
Total income from operations	248,055	194,055
Interest expense	(9,157)	(6,281)
Other income, net	2,509	3,519
Provision for income taxes	83,375	67,946
Net income	$158,032	$123,347
Diluted earnings per share (1)	$1.18	$0.92
_____________
(1) Per share data for the three months ended March 31, 2013 has been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 to the unaudited consolidated financial statements within this Quarterly
          Report on Form 10-Q for additional information.

	Three Months Ended March 31, 2014
	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+13.3%	+10.7%
Vinyls	+1.7%	+4.9%
Company average	+9.5%	+8.8%

	Three Months Ended March 31,
	2014	2013
Average industry prices (1)
Ethane (cents/lb)	11.4	8.7
Propane (cents/lb)	30.8	20.5
Ethylene (cents/lb) (2)	55.1	63.3
Polyethylene (cents/lb) (3)	107.7	97.3
Styrene (cents/lb) (4)	86.9	85.9
Caustic soda ($/short ton) (5)	579.2	602.5
Chlorine ($/short ton) (6)	236.7	255.0
PVC (cents/lb) (7)	66.5	59.2
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended March 31, 2014, net income was $158.0 million, or $1.18 per diluted share, on net sales of $1,027.7 million. This represents an increase in net income of $34.7 million, or $0.26 per diluted share, compared to the quarter ended March 31, 2013 net income of $123.3 million, or $0.92 per diluted share, on net sales of $864.6 million. Net sales for the first quarter of 2014 increased by $163.1 million compared to net sales for the first quarter of 2013, mainly attributable to higher sales volumes for polyethylene and ethylene, higher sales prices for most of our major products and sales contributed by our specialty PVC pipe business, which we acquired in May 2013. Income from operations was $248.1 million for the first quarter of 2014 as compared to $194.1 million for the first quarter of 2013. Income from operations for the first quarter of 2014 benefited primarily from higher olefins volumes and improved olefins integrated product margins, as higher sales prices more than offset the increase in feedstock and energy costs. The increase in first quarter 2014 income from operations as compared to the first quarter of 2013 was partially offset by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project.
RESULTS OF OPERATIONS
First Quarter 2014 Compared with First Quarter 2013
Net Sales. Net sales increased by $163.1 million, or 18.9%, to $1,027.7 million in the first quarter of 2014 from $864.6 million in the first quarter of 2013, primarily attributable to higher sales volumes for polyethylene and ethylene, higher sales prices for most of our major products and sales contributed by our specialty PVC pipe business. Average sales prices for the first quarter of 2014 increased by 9.5% as compared to the first quarter of 2013. Overall sales volumes increased by 8.8% as compared to the first quarter of 2013.
Gross Profit. Gross profit margin percentage increased to 27.9% for the first quarter of 2014 from 26.3% for the first quarter of 2013, driven mainly by improved olefins integrated product margins as an increase in sales prices outpaced increases in feedstock and energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 31.0% for ethane and an increase of 50.2% for propane, as compared to the first quarter of 2013. Sales prices increased an average of 9.5% for the first quarter of 2014 as compared to the first quarter of 2013. In addition, our margins benefited from the increased ethylene production at our Lake Charles, Louisiana complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. Income from operations for the first quarter of 2014 was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2014 of $39.0 million increased by $5.2 million as compared to the first quarter of 2013, mainly due to an increase in payroll and related labor costs, including incentive compensation.
Interest Expense. Interest expense increased by $2.9 million to $9.2 million in the first quarter of 2014 from $6.3 million in the first quarter of 2013 largely as a result of decreased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income, Net. Other income, net for the first quarter of 2014 of $2.5 million was mainly comprised of income from our equity method investments. Other income, net for the first quarter of 2013 of $3.5 million included a settlement of a claim, which did not recur in the first quarter of 2014.

Income Taxes. The effective income tax rate was 34.5% for the first quarter of 2014. The effective income tax rate for the first quarter of 2014 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 35.5% for the first quarter of 2013. The effective income tax rate for the first quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $140.0 million, or 24.0%, to $722.8 million in the first quarter of 2014 from $582.8 million in the first quarter of 2013, predominantly due to higher sales prices for most of our major products and higher sales volumes for polyethylene and ethylene as compared to the prior year period. Olefins sales volumes for the first quarter of 2013 were lower primarily due to the turnaround and expansion of the Lake Charles ethylene unit. Average sales prices for the Olefins segment increased by 13.3% in the first quarter of 2014 as compared to the first quarter of 2013. Average sales volumes for the Olefins segment increased by 10.7% in the first quarter of 2014 as compared to the first quarter of 2013.
Income from Operations. Income from operations increased by $111.2 million, or 69.0%, to $272.3 million in the first quarter of 2014 from $161.1 million in the first quarter of 2013. This increase was mainly attributable to higher olefins integrated product margins in the first quarter of 2014 as compared to the prior year period, as the increase in sales prices outpaced increases in feedstock and energy costs. In addition, first quarter 2014 income from operations benefited from higher polyethylene and ethylene sales volumes and improved production rates for most of our major products as compared to the first quarter of 2013. Trading activity in the first quarter of 2014 resulted in a loss of $0.6 million as compared to a gain of $7.3 million in the first quarter of 2013. Income from operations in the first quarter of 2013 was negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Lake Charles Petro 2 ethylene unit.
Vinyls Segment
Net Sales. Net sales increased by $23.1 million, or 8.2%, to $304.9 million in the first quarter of 2014 from $281.8 million in the first quarter of 2013. This increase was mainly attributable to the sales contributed by our specialty PVC pipe business, partially offset by lower ethylene co-product sales volume due to the planned shut down of our Calvert City ethylene plant as a result of the feedstock conversion and expansion project. Average sales prices for the Vinyls segment increased by 1.7% in the first quarter of 2014 as compared to the first quarter of 2013. Average sales volumes for the Vinyls segment increased by 4.9% in the first quarter of 2014 as compared to the first quarter of 2013.
Loss/Income from Operations. The Vinyls segment incurred a loss from operations of $21.1 million in the first quarter of 2014 as compared to income from operations of $43.7 million in the first quarter of 2013, a negative change of $64.8 million. This decrease was primarily driven by the lost sales, lower production rates and the expensing of $16.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project. In addition, the Vinyls segment's first quarter 2014 operating results were negatively impacted by the severe winter weather and significantly higher propane costs, as average industry prices for propane increased by 50.2% as compared to the prior year period.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Cash Flows
Operating Activities
Operating activities provided cash of $212.5 million in the first three months of 2014 compared to cash provided of $116.3 million in the first three months of 2013. The $96.2 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes. Income from operations increased by $54.0 million in the first three months of 2014 primarily as a result of higher olefins integrated product margins as compared to the prior year period. Cash flows from operating activities for the first three months of 2013 was negatively impacted by deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $2.0 million in the first three months of 2014, compared to $18.8 million of cash used in the first three months of 2013, a favorable change of $20.8 million. The change was mainly due to a decrease in inventory during the 2014 period.

Investing Activities
Net cash used for investing activities during the first three months of 2014 was $130.0 million as compared to net cash used for investing activities of $121.3 million in the first three months of 2013. Capital expenditures were $110.7 million in the first three months of 2014 compared to $150.8 million in the first three months of 2013, a decrease mainly attributable to the completion of the new chlor-alkali plant at our Geismar facility in December 2013. Capital expenditures in the first three months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City complex and the planned upgrade and expansion of the second ethylene unit at our Lake Charles complex. Capital expenditures in the first three months of 2013 were mainly incurred on the construction of the new Geismar chlor-alkali plant, the expansion of the first ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City complex. The remaining capital expenditures in the first three months of 2014 and 2013 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in the first three months of 2014 totaled $49.0 million and were comprised of corporate and U.S. government debt securities and equity securities. We also received aggregate proceeds of $30.1 million from the sales and maturities of our investments in the first three months of 2014. The activity during the first three months of 2013 was primarily related to the purchases of, and the receipt of proceeds from the maturities of, short-term commercial paper.
Financing Activities
Net cash used for financing activities during the first three months of 2014 was $11.1 million as compared to net cash used of $7.1 million in the first three months of 2013. The activity during the first three months of 2014 was primarily related to the $16.8 million payment of cash dividends, partially offset by proceeds of $2.2 million from the exercise of stock options. The activity during the first three months of 2013 was mainly related to the $12.6 million payment of cash dividends, partially offset by proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We currently plan to upgrade and expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame. This project is currently estimated to cost in the range of $250.0 million to $310.0 million and will add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. We have incurred minimal cost on this project as of March 31, 2014.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of March 31, 2014, we had repurchased 1,252,922 shares of our common stock (on a post-split basis) for an aggregate purchase price of approximately $46.2 million under this program. We did not repurchase any shares under this program during the three months ended March 31, 2014. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash, Cash Equivalents and Current Marketable Securities
As of March 31, 2014, our cash, cash equivalents and current marketable securities totaled $776.3 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.

Debt
As of March 31, 2014, our long-term debt, including current maturities, totaled $763.9 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $1.0 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of March 31, 2014, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2014, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At March 31, 2014, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of March 31, 2014, we had outstanding letters of credit totaling $16.9 million and borrowing availability of $383.1 million under the revolving credit facility.
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
In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $100.0 million or 25% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. However, we may make specified distributions up to an aggregate of $25.0 million and specified acquisitions up to an aggregate of $25.0 million if either we maintain a minimum borrowing availability of at least the greater of $70.0 million or 17.5% of the total bank commitments under our revolving credit facility or we meet the minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make (1) investments up to $200.0 million in one or more joint ventures that own feedstock, raw material and ethylene pipeline, storage and fractionating facilities and (2) additional investments up to $55.0 million in Suzhou Huasu Plastics Co., Ltd. The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2013 Form 10-K for more information on the revolving credit facility.
GO Zone and IKE Zone Bonds
As of March 31, 2014, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the

2013 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
3.60% Senior Notes due 2022
The 3.60% senior notes due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% senior notes due 2022 prior to maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2013 Form 10-K for more information on the 3.60% senior notes due 2022. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% senior notes due 2022 in excess of $5.0 million are guarantors of the 3.60% senior notes due 2022.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion programs at our Lake Charles and Calvert City complexes;

•	results of the new chlor-alkali plant in Geismar;

•	results of the feedstock conversion program at our Calvert City ethylene plant;

•	health of our customer base;

•	pension plan funding requirements and investment policies;

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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the 2013 Form 10-K and the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2014, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.3 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2014, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2014) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2014 was 0.10%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2014, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2013 Form 10-K, filed on February 21, 2014, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2013 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2014. As the transactions presented below were all consummated before the Company’s March 18, 2014 stock-split was effective, all amounts in the table below are presented on a pre-split basis.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2014	—	$—	—	$53,780,000
February 2014	24,723	$129.13	—	$53,780,000
March 2014	—	$—	—	$53,780,000
	24,723	$129.13	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock and restricted stock units granted to our employees under the 2013 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of March 31, 2014, 1,252,922 shares of common stock (on a post-split basis) had been acquired at an aggregate purchase price of $46.2 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time. None of the purchases during the first quarter of 2014 were pursuant to this program.

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 6, 2014	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2014	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)