Form 10-Q
period 2014-06-30
WESTLAKE CHEMICAL CORP
filed 2014-08-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 30, 2014 was 133,486,747 (on a post-split basis).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$876,067	$461,301
Marketable securities	—	239,388
Accounts receivable, net	454,281	428,457
Inventories	437,519	471,879
Prepaid expenses and other current assets	20,468	13,888
Deferred income taxes	34,168	34,169
Total current assets	1,822,503	1,649,082
Property, plant and equipment, net	2,217,049	2,088,014
Equity investments	68,867	66,875
Other assets, net
Intangible assets, net	155,394	159,046
Deferred charges and other assets, net	105,556	97,892
Total other assets, net	260,950	256,938
Total assets	$4,369,369	$4,060,909
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$219,600	$249,613
Accrued liabilities	167,329	155,245
Total current liabilities	386,929	404,858
Long-term debt	763,938	763,879
Deferred income taxes	458,790	437,976
Other liabilities	31,639	35,593
Total liabilities	1,641,296	1,642,306
Commitments and contingencies (Notes 7 and 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,681,372 and 134,580,208 shares issued at June 30, 2014 and December 31, 2013, respectively (Note 1)	1,347	1,346
Common stock, held in treasury, at cost; 1,197,617 and 1,252,922 shares at June 30, 2014 and December 31, 2013, respectively (Note 1)	(45,181)	(46,220)
Additional paid-in capital	523,526	511,432
Retained earnings	2,248,513	1,954,661
Accumulated other comprehensive loss	(132)	(2,616)
Total stockholders' equity	2,728,073	2,418,603
Total liabilities and stockholders' equity	$4,369,369	$4,060,909
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands of dollars, except per share data and share amounts)
Net sales	$998,576	$939,047	$2,026,252	$1,803,694
Cost of sales	692,605	665,560	1,433,271	1,302,398
Gross profit	305,971	273,487	592,981	501,296
Selling, general and administrative expenses	39,183	38,260	78,138	72,014
Income from operations	266,788	235,227	514,843	429,282
Other income (expense)
Interest expense	(9,539)	(5,343)	(18,696)	(11,624)
Other income (expense), net	4,601	(95)	7,110	3,424
Income before income taxes	261,850	229,789	503,257	421,082
Provision for income taxes	92,407	83,973	175,782	151,919
Net income	$169,443	$145,816	$327,475	$269,163
Earnings per share (Note 1):
Basic	$1.27	$1.09	$2.45	$2.01
Diluted	$1.26	$1.09	$2.44	$2.01
Weighted average shares outstanding (Note 1):
Basic	133,223,705	133,259,218	133,148,398	133,255,322
Diluted	133,767,890	133,791,190	133,690,836	133,804,546
Dividends per common share (Note 1)	$0.1260	$0.0938	$0.2520	$0.1875
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands of dollars)
Net income	$169,443	$145,816	$327,475	$269,163
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(31)	(489)	(31)	(489)
Amortization of benefits liability	226	695	445	1,309
Income tax provision on pension and other post-retirement benefits liability	(75)	(80)	(159)	(316)
Foreign currency translation adjustments	808	(820)	(90)	(1,390)
Available-for-sale investments
Unrealized holding gains on investments	2,364	—	4,831	—
Reclassification of net realized gains to net income	(1,237)	—	(1,212)	—
Income tax provision on available-for-sale investments	(405)	—	(1,300)	—
Other comprehensive income (loss)	1,650	(694)	2,484	(886)
Comprehensive income	$171,093	$145,122	$329,959	$268,277
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(in thousands of dollars)
Cash flows from operating activities
Net income	$327,475	$269,163
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	94,474	75,566
Provision for doubtful accounts	311	3,607
Amortization of debt issuance costs	730	729
Stock-based compensation expense	4,511	3,124
Loss from disposition of fixed assets	1,872	4,125
Deferred income taxes	19,359	60,425
Windfall tax benefits from share-based payment arrangements	(4,436)	(4,576)
(Income) loss from equity method investments, net of dividends	(1,239)	1,369
Other gains, net	(526)	—
Changes in operating assets and liabilities
Accounts receivable	(27,367)	(61,494)
Inventories	34,360	(1,893)
Prepaid expenses and other current assets	(5,480)	(7,947)
Accounts payable	(21,990)	5,217
Accrued liabilities	13,631	(32,382)
Other, net	(3,443)	(59,553)
Net cash provided by operating activities	432,242	255,480
Cash flows from investing activities
Acquisition of business	—	(178,309)
Additions to equity investments	—	(6,113)
Additions to property, plant and equipment	(216,912)	(297,873)
Construction of assets pending sale-leaseback	—	(136)
Proceeds from disposition of assets	13	62
Proceeds from repayment of loan to affiliate	—	167
Proceeds from sales and maturities of securities	342,045	209,785
Purchase of securities	(117,332)	(114,881)
Settlements of derivative instruments	(290)	(1,588)
Net cash provided by (used for) investing activities	7,524	(388,886)
Cash flows from financing activities
Dividends paid	(33,623)	(25,120)
Proceeds from exercise of stock options	4,187	2,656
Repurchase of common stock for treasury	—	(13,283)
Windfall tax benefits from share-based payment arrangements	4,436	4,576
Net cash used for financing activities	(25,000)	(31,171)
Net increase (decrease) in cash and cash equivalents	414,766	(164,577)
Cash and cash equivalents at beginning of period	461,301	790,078
Cash and cash equivalents at end of period	$876,067	$625,501
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2014, its results of operations for the three and six months ended June 30, 2014 and 2013 and the changes in its cash position for the six months ended June 30, 2014 and 2013.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

2. Financial Instruments
Cash Equivalents
The Company had $747,008 and $263,967 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2014 and December 31, 2013, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	June 30, 2014	December 31, 2013
Current	$—	$239,388
Non-current	18,879	—
Total available-for-sale securities	$18,879	$239,388
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale securities were as follows:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$14,985	$3,894	$—	$18,879
Total available-for-sale securities	$14,985	$3,894	$—	$18,879

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$108,300	$340	$(69)	$108,571
U.S. government debt (2)	106,335	60	(79)	106,316
Asset-backed securities	24,478	34	(11)	24,501
Total available-for-sale securities	$239,113	$434	$(159)	$239,388
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of June 30, 2014 and December 31, 2013, net unrealized gains on the Company's available-for-sale securities of $2,495 and $176, respectively, net of income tax expense of $1,399 and $99, respectively, were recorded in accumulated other comprehensive income. See Note 10 for the fair value hierarchy of the Company’s available-for-sale securities.
The proceeds from sales and maturities of available-for-sale securities and the gross realized gains and losses included in the consolidated statement of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the three and six months ended June 30, 2013.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Proceeds from sales and maturities of securities	$311,926	$342,045
Gross realized gains	1,298	$1,311
Gross realized losses	(61)	$(99)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
Trade customers	$445,156	$410,302
Affiliates	300	315
Allowance for doubtful accounts	(12,052)	(11,741)
	433,404	398,876
Federal and state taxes	7,512	20,820
Other	13,365	8,761
Accounts receivable, net	$454,281	$428,457
4. Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished products	$218,817	$232,658
Feedstock, additives and chemicals	159,099	180,646
Materials and supplies	59,603	58,575
Inventories	$437,519	$471,879
5. Property, Plant and Equipment
As of June 30, 2014, the Company had property, plant and equipment, net totaling $2,217,049. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $39,859 and $32,615 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense on property, plant and equipment of $77,920 and $63,535 is included in cost of sales in the consolidated statements of operation for the six months ended June 30, 2014 and 2013, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $9,008 and $7,959 is included in the consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively. Amortization expense on intangible and other assets of $17,284 and $12,760 is included in the consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at June 30, 2014 and December 31, 2013. Goodwill for the Vinyls segment was $32,026 at June 30, 2014 and December 31, 2013. There were no changes in the carrying amount of goodwill by operating segments for the six months ended June 30, 2014.
The annual impairment test for the Olefins segment's recorded goodwill was performed as of October 31, 2013. The annual impairment test for the Vinyls segment's recorded goodwill was performed as of April 30, 2014. The impairment test

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

indicated that the Vinyls segment's goodwill was not impaired. There has been no impairment of the Vinyls segment's goodwill since it was initially recorded.
Vinyls Segment Goodwill
The fair value of the pipe and foundation building products business, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a 10-year forecast, from 2014 to 2023, to reflect the cyclicality of the North American housing and construction markets as the Company's pipe and foundation building products business is significantly influenced by said markets. The forecast was based on historical results and estimates by management, including their strategic and operational plans, and assumed a gradual increase in financial performance based on a housing market recovery in the United States. The future cash flows were discounted to present value using a discount rate of 8.8%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the reporting unit decreased by 10%, the carrying value of the reporting unit would not exceed its fair value.
7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
3.60% senior notes due 2022	$249,049	$248,990
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,938	$763,879
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $150,000) under certain circumstances if lenders agree to commit to such an increase. At June 30, 2014, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 2.25% or a base rate plus a spread ranging from 0.25% to 0.75%. The revolving credit facility also requires an unused commitment fee of 0.375% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on September 16, 2016. As of June 30, 2014, the Company had outstanding letters of credit totaling $17,773 and borrowing availability of $382,227 under the revolving credit facility.
Subsequent to June 30, 2014, the Company entered into a third amendment and restatement to the revolving credit facility. See Note 18 for additional information.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,289 and $1,626 for the three months ended June 30, 2014 and 2013, respectively, and $4,511 and $3,124 for the six months ended June 30, 2014 and 2013, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2013. The Company had no derivative instruments that were designated as fair value hedges for the three and six months ended June 30, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at June 30, 2014 and December 31, 2013.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		June 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$937	$296
Total derivative assets		$937	$296

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		June 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$924	$176
Total derivative liabilities		$924	$176

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three and six months ended June 30, 2013, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Commodity forward contracts	Cost of sales	$—	$1,533	$—	$(110)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Firm commitment designated as the hedged item	Cost of sales	$—	$(1,615)	$—	$(220)
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Commodity forward contracts	Gross profit	$240	$9,382	$(371)	$16,717
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$430	$507	$937
Risk management liabilities - Commodity forward contracts	—	(924)	(924)
Available-for-sale marketable securities	18,879	—	18,879

	December 31, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
Available-for-sale marketable securities	91,595	147,793	239,388
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2014 and 2013.
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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,049	$250,510	$248,990	$236,905
6 ½% senior notes due 2029	100,000	115,750	100,000	109,490
6 ¾% senior notes due 2032	250,000	278,525	250,000	265,148
6 ½% GO Zone Senior Notes Due 2035	89,000	104,670	89,000	94,606
6 ½% IKE Zone Senior Notes Due 2035	65,000	76,445	65,000	69,094
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
11. Income Taxes
The effective income tax rate was 34.9% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 36.1% for the six months ended June 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
There was no material change to the total gross unrecognized tax benefits for the six months ended June 30, 2014. Management anticipates that all of the gross unrecognized tax benefits of $2,501 will be recognized within the next twelve months due to expiring statutes of limitations. The impact from the recognition of these tax benefits on the Company's effective tax rate is expected to be immaterial.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2014, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$169,443	$145,816	$327,475	$269,163
Less:
Net income attributable to participating securities	(360)	(512)	(746)	(1,091)
Net income attributable to common shareholders	$169,083	$145,304	$326,729	$268,072
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares—basic (1)	133,223,705	133,259,218	133,148,398	133,255,322
Plus incremental shares from:
Assumed exercise of options (1)	544,185	531,972	542,438	549,224
Weighted average common shares—diluted (1)	133,767,890	133,791,190	133,690,836	133,804,546

Earnings per share: (1)
Basic	$1.27	$1.09	$2.45	$2.01
Diluted	$1.26	$1.09	$2.44	$2.01
_____________

(1)
Share amounts and per share data for the three and six months ended June 30, 2013 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 for additional information.

Excluded from the computation of diluted earnings per share are options to purchase 134,938 and 142,912 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and 102,480 and 108,000 shares of common stock for the six months ended June 30, 2014 and 2013, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$84	$275	$5	$2	$167	$539	$11	$5
Interest cost	576	515	181	147	1,170	1,016	362	294
Expected return on plan assets	(777)	(713)	—	—	(1,586)	(1,427)	—	—
Amortization of prior service cost	74	74	13	21	148	148	25	42
Amortization of net loss	70	510	69	90	134	940	138	179
Net periodic benefit cost	$27	$661	$268	$260	$33	$1,216	$536	$520

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The Company contributed $965 and $388 to the Salaried pension plan in the first six months of 2014 and 2013, respectively, and contributed $580 and $350 to the Wage pension plan in the first six months of 2014 and 2013, respectively. The Company expects to make additional contributions of $1,812 to the Salaried pension plan and $626 to the Wage pension plan during the fiscal year ending December 31, 2014.
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 and 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	(20)	(90)	3,096	2,986
Amounts reclassified from accumulated other comprehensive loss	275	—	(777)	(502)
Net other comprehensive income (loss) for the period	255	(90)	2,319	2,484
Balances at June 30, 2014	$(6,441)	$3,814	$2,495	$(132)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Total
Balances at December 31, 2012	$(16,351)	$5,511	$(10,840)
Other comprehensive loss before reclassifications	(301)	(1,390)	(1,691)
Amounts reclassified from accumulated other comprehensive loss	805	—	805
Net other comprehensive income (loss) for the period	504	(1,390)	(886)
Balances at June 30, 2013	$(15,847)	$4,121	$(11,726)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(87)	$(95)	$(173)	$(190)
Net loss	(1)	(139)	(600)	(272)	(1,119)
		(226)	(695)	(445)	(1,309)
	Provision for income taxes	86	268	170	504
		(140)	(427)	(275)	(805)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	1,237	—	1,212	—
	Provision for income taxes	(444)	—	(435)	—
		793	—	$777	$—
Total reclassifications for the period		$653	$(427)	$502	$(805)
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

16. Share Capital
Common Stock
On May 16, 2014, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, par value $0.01 per share. The Company is now authorized to issue 300,000,000 shares of common stock, par value $0.01 per share, of which 134,681,372 and 134,580,208 shares (on a post-split basis) were issued as of June 30, 2014 and December 31, 2013, respectively. Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors.
Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company’s common stock totaling $100,000 (the "2011 Program"). Purchases under the 2011 Program began in September 2011. As of June 30, 2014 and December 31, 2013, the Company had repurchased 1,252,922 shares of its common stock (on a post-split basis) under this program. Shares repurchased under the 2011 Program are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in May 2014, the Company began issuing treasury shares to employees and nonemployee directors for options exercised and for the release of restricted stock units. The cost of treasury shares issued was determined using the specific identification method.
17. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net external sales
Olefins
Polyethylene	$475,503	$413,693	$962,647	$834,461
Styrene, feedstock and other	223,550	209,648	459,204	371,725
Total Olefins	699,053	623,341	1,421,851	1,206,186
Vinyls
PVC, caustic soda and other	168,762	205,104	359,289	400,350
Building products	130,761	110,602	245,112	197,158
Total Vinyls	299,523	315,706	604,401	597,508
	$998,576	$939,047	$2,026,252	$1,803,694

Intersegment sales
Olefins	$34,782	$74,870	$91,635	$145,153
Vinyls	331	444	674	708
	$35,113	$75,314	$92,309	$145,861

Income (loss) from operations
Olefins	$238,657	$187,661	$510,990	$348,719
Vinyls	38,129	52,906	17,015	96,569
Corporate and other	(9,998)	(5,340)	(13,162)	(16,006)
	$266,788	$235,227	$514,843	$429,282

Depreciation and amortization
Olefins	$26,721	$26,554	$53,368	$49,900
Vinyls	21,623	13,534	40,791	25,418
Corporate and other	158	122	315	248
	$48,502	$40,210	$94,474	$75,566

Other income (expense), net
Olefins	$1,199	$1,151	$2,653	$5,162
Vinyls	(213)	(520)	(247)	(946)
Corporate and other	3,615	(726)	4,704	(792)
	$4,601	$(95)	$7,110	$3,424

Provision for (benefit from) income taxes
Olefins	$83,502	$70,140	$177,052	$125,617
Vinyls	10,430	19,690	360	33,410
Corporate and other	(1,525)	(5,857)	(1,630)	(7,108)
	$92,407	$83,973	$175,782	$151,919

Capital expenditures
Olefins	$43,448	$28,040	$72,522	$78,080
Vinyls	62,262	118,983	143,382	219,300
Corporate and other	461	66	1,008	493
	$106,171	$147,089	$216,912	$297,873
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations	$266,788	$235,227	$514,843	$429,282
Interest expense	(9,539)	(5,343)	(18,696)	(11,624)
Other income (expense), net	4,601	(95)	7,110	3,424
Income before income taxes	$261,850	$229,789	$503,257	$421,082

	June 30, 2014	December 31, 2013
Total assets
Olefins	$1,607,210	$1,557,510
Vinyls	1,808,849	1,740,595
Corporate and other	953,310	762,804
	$4,369,369	$4,060,909

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Subsequent Events
Initial Public Offering of WLKP
In March 2014, the Company formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, WLKP closed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters through an over-allotment option. Net proceeds to WLKP from the sale of the units was approximately $286,263, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $24,237. At the consummation of this offering, WLKP's assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. The Company retained an 89.4% limited partner interest in OpCo and a significant interest in WLKP. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of $55,400 for turnaround expenditures, to reimburse approximately $155,700 for capital expenditures incurred by the Company with respect to certain of the assets contributed to OpCo and to repay intercompany debt to the Company of approximately $75,144. The initial public offering represented the sale of a 47.8% interest in WLKP.
Amendment and Restatement of the Revolving Credit Facility
In July 2014, the Company entered into a third amendment and restatement to the revolving credit facility. The amendment and restatement extended the scheduled maturity date of the facility from September 16, 2016 to July 17, 2019, reduced the interest rate and facility fee payable under the facility and, among other things, amended the covenants restricting the Company’s ability to make distributions and acquisitions and investments.
Acquisition of Vinnolit Holdings GmbH Group
In May 2014, the Company announced that it had entered into a definitive agreement to acquire German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") for approximately €490,000 from several entities associated with Advent International Corporation. Vinnolit is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda. This transaction closed on July 31, 2014.
General
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

19. Guarantor Disclosures
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

Condensed Consolidating Financial Information as of June 30, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$833,650	$8,819	$33,598	$—	$876,067
Marketable securities	—	—	—	—	—
Accounts receivable, net	12,499	995,379	4,145	(557,742)	454,281
Inventories	—	419,659	17,860	—	437,519
Prepaid expenses and other current assets	95	18,169	2,204	—	20,468
Deferred income taxes	441	33,422	305	—	34,168
Total current assets	846,685	1,475,448	58,112	(557,742)	1,822,503
Property, plant and equipment, net	—	2,210,754	6,295	—	2,217,049
Equity investments	3,148,210	103,650	30,186	(3,213,179)	68,867
Other assets, net	32,535	231,938	1,249	(4,772)	260,950
Total assets	$4,027,430	$4,021,790	$95,842	$(3,775,693)	$4,369,369
Current liabilities
Accounts payable	$533,491	$204,830	$14,870	$(533,591)	$219,600
Accrued liabilities	12,817	177,648	1,015	(24,151)	167,329
Total current liabilities	546,308	382,478	15,885	(557,742)	386,929
Long-term debt	753,049	10,889	—	—	763,938
Deferred income taxes	—	462,930	632	(4,772)	458,790
Other liabilities	—	31,599	40	—	31,639
Stockholders' equity	2,728,073	3,133,894	79,285	(3,213,179)	2,728,073
Total liabilities and stockholders' equity	$4,027,430	$4,021,790	$95,842	$(3,775,693)	$4,369,369

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$988,944	$11,753	$(2,121)	$998,576
Cost of sales	—	683,790	10,936	(2,121)	692,605
Gross profit	—	305,154	817	—	305,971
Selling, general and administrative expenses	529	37,231	1,423	—	39,183
(Loss) income from operations	(529)	267,923	(606)	—	266,788
Interest expense	(9,535)	(4)	—	—	(9,539)
Other income (expense), net	7,137	(1,743)	(793)	—	4,601
(Loss) income before income taxes	(2,927)	266,176	(1,399)	—	261,850
(Benefit from) provision for income taxes	(1,039)	93,595	(149)	—	92,407
Equity in net income of subsidiaries	171,331	—	—	(171,331)	—
Net income (loss)	$169,443	$172,581	$(1,250)	$(171,331)	$169,443
Comprehensive income (loss)	$171,093	$172,701	$(442)	$(172,259)	$171,093

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$928,782	$13,684	$(3,419)	$939,047
Cost of sales	—	657,457	11,522	(3,419)	665,560
Gross profit	—	271,325	2,162	—	273,487
Selling, general and administrative expenses	552	36,055	1,653	—	38,260
(Loss) income from operations	(552)	235,270	509	—	235,227
Interest expense	(5,332)	(11)	—	—	(5,343)
Other (expense) income, net	(404)	1,638	(1,329)	—	(95)
(Loss) income before income taxes	(6,288)	236,897	(820)	—	229,789
(Benefit from) provision for income taxes	(2,258)	86,401	(170)	—	83,973
Equity in net income of subsidiaries	149,846	—	—	(149,846)	—
Net income (loss)	$145,816	$150,496	$(650)	$(149,846)	$145,816
Comprehensive income (loss)	$145,122	$150,622	$(1,470)	$(149,152)	$145,122

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,009,373	$20,870	$(3,991)	$2,026,252
Cost of sales	—	1,418,140	19,122	(3,991)	1,433,271
Gross profit	—	591,233	1,748	—	592,981
Selling, general and administrative expenses	1,075	74,294	2,769	—	78,138
(Loss) income from operations	(1,075)	516,939	(1,021)	—	514,843
Interest expense	(18,690)	(6)	—	—	(18,696)
Other income (expense), net	12,351	(3,834)	(1,407)	—	7,110
(Loss) income before income taxes	(7,414)	513,099	(2,428)	—	503,257
(Benefit from) provision for income taxes	(2,597)	178,705	(326)	—	175,782
Equity in net income of subsidiaries	332,292	—	—	(332,292)	—
Net income (loss)	$327,475	$334,394	$(2,102)	$(332,292)	$327,475
Comprehensive income (loss)	$329,959	$334,649	$(2,192)	$(332,457)	$329,959

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2013

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,784,867	$24,224	$(5,397)	$1,803,694
Cost of sales	—	1,286,743	21,052	(5,397)	1,302,398
Gross profit	—	498,124	3,172	—	501,296
Selling, general and administrative expenses	1,062	67,764	3,188	—	72,014
(Loss) income from operations	(1,062)	430,360	(16)	—	429,282
Interest expense	(11,590)	(34)	—	—	(11,624)
Other income (expense), net	3,905	1,348	(1,829)	—	3,424
(Loss) income before income taxes	(8,747)	431,674	(1,845)	—	421,082
(Benefit from) provision for income taxes	(3,132)	155,452	(401)	—	151,919
Equity in net income of subsidiaries	274,778	—	—	(274,778)	—
Net income (loss)	$269,163	$276,222	$(1,444)	$(274,778)	$269,163
Comprehensive income (loss)	$268,277	$276,726	$(2,834)	$(273,892)	$268,277

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2014

	Westlake Chemical Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$327,475	$334,394	$(2,102)	$(332,292)	$327,475
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	730	93,403	1,071	—	95,204
Deferred income taxes	(292)	19,744	(93)	—	19,359
Net changes in working capital and other	(336,669)	(3,271)	(2,148)	332,292	(9,796)
Net cash (used for) provided by operating activities	(8,756)	444,270	(3,272)	—	432,242
Cash flows from investing activities
Additions to property, plant and equipment	—	(216,529)	(383)	—	(216,912)
Proceeds from disposition of assets	—	12	1	—	13
Proceeds from sales and maturities of securities	342,045	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	(117,332)
Settlements of derivative instruments	—	(290)	—	—	(290)
Net cash provided by (used for) investing activities	224,713	(216,807)	(382)	—	7,524
Cash flows from financing activities
Intercompany financing	221,745	(224,871)	3,126	—	—
Dividends paid	(33,623)	—	—	—	(33,623)
Proceeds from exercise of stock options	4,187	—	—	—	4,187
Windfall tax benefits from share-based payment arrangements	4,436	—	—	—	4,436
Net cash provided by (used for) financing activities	196,745	(224,871)	3,126	—	(25,000)
Net increase (decrease) in cash and cash equivalents	412,702	2,592	(528)	—	414,766
Cash and cash equivalents at beginning of period	420,948	6,227	34,126	—	461,301
Cash and cash equivalents at end of period	$833,650	$8,819	$33,598	$—	$876,067

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
Since 2009 and continuing through the second quarter of 2014, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment.
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
Recent Developments
In March 2014, we formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, WLKP closed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters through an over-allotment option. Net proceeds to WLKP from the sale of the units was approximately $286.3 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $24.2 million. At the consummation of this offering, WLKP's assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. We retained an 89.4% limited partner interest in OpCo and a significant interest in WLKP. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of $55.4 million for turnaround expenditures, to reimburse us approximately $155.7 million for capital expenditures incurred with respect to certain of the assets contributed to OpCo and to repay intercompany debt of approximately $75.1 million. The initial public offering represented the sale of a 47.8% interest in WLKP.
In May 2014, we announced that we had entered into a definitive agreement to acquire German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") from several entities associated with Advent International Corporation. Vinnolit is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda. The purchase price of approximately €490.0 million was financed using existing Westlake cash and credit facilities. This transaction closed on July 31, 2014.
In April 2014, we completed the previously announced feedstock conversion and ethylene expansion project at our Calvert City ethylene plant. With the completion of this project, our Calvert City ethylene plant now utilizes cost-advantaged ethane feedstock and increased its capacity by approximately 180 million pounds annually. This expansion and feedstock conversion project is expected to enhance our vinyl chain integration and leverage low cost ethane being developed in the Marcellus shale area. The ethylene plant and other production facilities at our Calvert City complex were shut down for approximately 19 days (5 days during the second quarter of 2014) as a result of the feedstock conversion and ethylene expansion project and other planned maintenance turnaround activities. Income from operations for the first quarter of 2014 was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the feedstock conversion and ethylene expansion project and maintenance turnaround at the Calvert City complex.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$475,503	$413,693	$962,647	$834,461
Styrene, feedstock and other	223,550	209,648	459,204	371,725
Total Olefins	699,053	623,341	1,421,851	1,206,186
Vinyls
PVC, caustic soda and other	168,762	205,104	359,289	400,350
Building products	130,761	110,602	245,112	197,158
Total Vinyls	299,523	315,706	604,401	597,508
Total	$998,576	$939,047	$2,026,252	$1,803,694

Income (loss) from operations
Olefins	$238,657	$187,661	$510,990	$348,719
Vinyls	38,129	52,906	17,015	96,569
Corporate and other	(9,998)	(5,340)	(13,162)	(16,006)
Total income from operations	266,788	235,227	514,843	429,282
Interest expense	(9,539)	(5,343)	(18,696)	(11,624)
Other income (expense), net	4,601	(95)	7,110	3,424
Provision for income taxes	92,407	83,973	175,782	151,919
Net income	$169,443	$145,816	$327,475	$269,163
Diluted earnings per share (1)	$1.26	$1.09	$2.44	$2.01
_____________
(1) Per share data for the three and six months ended June 30, 2013 has been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 to the unaudited consolidated financial statements within this Quarterly
          Report on Form 10-Q for additional information.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+7.4%	+4.8%	+9.2%	+8.7%
Vinyls	+1.0%	-6.2%	+0.2%	+0.9%
Company average	+5.2%	+1.1%	+6.2%	+6.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average industry prices (1)
Ethane (cents/lb)	9.8	9.2	10.6	8.9
Propane (cents/lb)	25.2	21.6	28.0	21.0
Ethylene (cents/lb) (2)	55.5	58.5	55.3	60.9
Polyethylene (cents/lb) (3)	109.0	100.0	108.3	98.7
Styrene (cents/lb) (4)	82.2	81.8	84.5	83.9
Caustic soda ($/short ton) (5)	595.0	625.8	587.1	614.2
Chlorine ($/short ton) (6)	232.5	255.0	234.6	255.0
PVC (cents/lb) (7)	69.5	62.2	68.0	60.7
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended June 30, 2014, net income was $169.4 million, or $1.26 per diluted share, on net sales of $998.6 million. This represents an increase in net income of $23.6 million, or $0.17 per diluted share, compared to the quarter ended June 30, 2013 net income of $145.8 million, or $1.09 per diluted share, on net sales of $939.0 million. Net sales for the second quarter of 2014 increased by $59.6 million compared to net sales for the second quarter of 2013, mainly attributable to higher sales prices for most of our major Olefins products and higher sales volumes for polyethylene, styrene and caustic soda, partially offset by lower sales volumes for PVC resin and ethylene co-products. Ethylene co-products sales volumes were lower for the second quarter of 2014 primarily due to the ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Income from operations was $266.8 million for the second quarter of 2014 as compared to $235.2 million for the second quarter of 2013. Income from operations for the second quarter of 2014 benefited primarily from improved olefins integrated product margins, as higher sales prices more than offset the increase in feedstock and energy costs, and higher olefins sales volumes. The second quarter 2014 income from operations was negatively impacted by higher cost inventory that was produced from propane feedstock in the first quarter of 2014 that flowed through cost of sales in the second quarter of 2014, costs associated with the first quarter 2014 maintenance turnaround and other activities at our Calvert City complex that carried over into the second quarter of 2014 and lower PVC resin sales volumes in the second quarter of 2014 as compared to the second quarter of 2013. In addition, the second quarter of 2014 was negatively impacted by an unplanned outage at one of our ethylene units in Lake Charles, Louisiana.
For the six months ended June 30, 2014, net income was $327.5 million, or $2.44 per diluted share, on net sales of $2,026.3 million. This represents an increase in net income of $58.3 million, or $0.43 per diluted share, from the six months ended June 30, 2013 net income of $269.2 million, or $2.01 per diluted share, on net sales of $1,803.7 million. Net sales for the six months ended June 30, 2014 increased by $222.6 million compared to the prior year period mainly due to higher sales prices and sales volumes for most of our major Olefins products and sales contributed by our specialty PVC pipe business, which we acquired in May 2013, partially offset by lower ethylene co-products, PVC resin and styrene sales volumes. Income from operations was $514.8 million for the six months ended June 30, 2014 as compared to $429.3 million for the six months ended June 30, 2013, an increase primarily attributable to improved olefins integrated product margins and higher olefins sales volumes. The increase in income from operations for the six months ended June 30, 2014 was partially offset by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project during the first quarter of 2014.
RESULTS OF OPERATIONS
Second Quarter 2014 Compared with Second Quarter 2013
Net Sales. Net sales increased by $59.6 million, or 6.3%, to $998.6 million in the second quarter of 2014 from $939.0 million in the second quarter of 2013, primarily attributable to higher sales prices for most of our major Olefins products and higher sales volumes for polyethylene, styrene and caustic soda, partially offset by lower sales volumes for PVC resin and ethylene co-products. Average sales prices for the second quarter of 2014 increased by 5.2% as compared to the second quarter of 2013. Overall sales volumes increased by 1.1% as compared to the second quarter of 2013.
Gross Profit. Gross profit margin percentage increased to 30.6% for the second quarter of 2014 from 29.1% for the second quarter of 2013, mainly due to improved olefins integrated product margins as an increase in sales prices outpaced increases in feedstock and energy costs. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 6.5% for ethane as compared to the second quarter of 2013. Sales prices increased an average of 5.2% for the second quarter of 2014 as compared to the second quarter of 2013. The improvement in gross profit margin for the second quarter of 2014 was partially offset by the negative impact of higher cost inventory that was produced from propane feedstock in the first quarter of 2014, costs associated with the first quarter 2014 maintenance turnaround and other activities at our Calvert City complex that carried over into the second quarter of 2014 and the lost production resulting from the maintenance turnaround activities that extended into the second quarter of 2014, which resulted in lower PVC resin sales volumes in the second quarter of 2014 as compared to the prior year period. In addition, the second quarter of 2014 was negatively impacted by an unplanned outage at one of our ethylene units in Lake Charles.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2014 of $39.2 million increased marginally by $0.9 million as compared to the second quarter of 2013, as an increase in consulting and professional fees were mostly offset by a decrease in the provision for doubtful accounts.
Interest Expense. Interest expense increased by $4.2 million to $9.5 million in the second quarter of 2014 from $5.3 million in the second quarter of 2013 largely as a result of decreased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income (Expense), Net. Other income (expense), net was net income of $4.6 million in the second quarter of 2014 compared to net expense of $0.1 million in the second quarter of 2013, mainly due to higher income from our equity method investments, higher gain from sales of securities and lower losses on foreign exchange.
Income Taxes. The effective income tax rate was 35.3% for the second quarter of 2014. The effective income tax rate for the second quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction. The effective income tax rate was 36.5% for the second quarter of 2013. The effective income tax rate for the second quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $75.8 million, or 12.2%, to $699.1 million in the second quarter of 2014 from $623.3 million in the second quarter of 2013, predominantly due to higher sales prices for most of our major products and higher sales volumes for polyethylene and styrene as compared to the prior year period. Average sales prices for the Olefins segment increased by 7.4% in the second quarter of 2014 as compared to the second quarter of 2013. Average sales volumes for the Olefins segment increased by 4.8% in the second quarter of 2014 as compared to the second quarter of 2013.
Income from Operations. Income from operations increased by $51.0 million, or 27.2%, to $238.7 million in the second quarter of 2014 from $187.7 million in the second quarter of 2013. This increase was mainly attributable to higher olefins integrated product margins in the second quarter of 2014 as compared to the prior year period, as the increase in sales prices outpaced increases in feedstock and energy costs. In addition, second quarter 2014 income from operations benefited from higher polyethylene and styrene sales volumes as compared to the second quarter of 2013. Second quarter 2014 income from operations was negatively impacted by an unplanned outage at one of our ethylene units in Lake Charles. Trading activity in the second quarter of 2014 resulted in a gain of $0.2 million as compared to a gain of $9.4 million in the second quarter of 2013.
Vinyls Segment
Net Sales. Net sales decreased by $16.2 million, or 5.1%, to $299.5 million in the second quarter of 2014 from $315.7 million in the second quarter of 2013. This decrease was mainly attributable to the lower ethylene co-products volumes produced, and consequently sold, as a result of the change in feedstock utilized at our Calvert City ethylene plant from propane to ethane, following the completion of the feedstock conversion project. In addition, PVC resin sales volumes were lower in the second quarter of 2014 as compared to the prior year period. Average sales prices for the Vinyls segment increased by 1.0% in the second quarter of 2014 as compared to the second quarter of 2013. Average sales volumes for the Vinyls segment decreased by 6.2% in the second quarter of 2014 as compared to the second quarter of 2013.
Income from Operations. Income from operations decreased by $14.8 million, or 28.0%, to $38.1 million in the second quarter of 2014 from $52.9 million in the second quarter of 2013. The second quarter 2014 income from operations was negatively impacted by higher cost inventory that was produced from propane feedstock in the first quarter of 2014 that flowed through cost of sales in the second quarter of 2014 and costs associated with the first quarter 2014 maintenance turnaround and other activities at our Calvert City complex that carried over into the second quarter of 2014. In addition, second quarter 2014 income from operations was negatively impacted by lower PVC resin sales volumes primarily caused by lost production resulting from the first quarter 2014 maintenance turnaround activities at our Calvert City complex that extended into the second quarter of 2014.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net Sales. Net sales increased by $222.6 million, or 12.3%, to $2,026.3 million for the six months ended June 30, 2014 from $1,803.7 million for the six months ended June 30, 2013, primarily attributable to higher sales prices and sales volumes for most of our major Olefins products and sales contributed by our specialty PVC pipe business, partially offset by lower ethylene co-products, PVC resin and styrene sales volumes. Ethylene co-products sales volumes were lower for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the planned shut down of our Calvert City ethylene plant as a result of the feedstock conversion and expansion project and the ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Average sales prices for the six months ended June 30, 2014 increased by 6.2% as compared to the six months ended June 30, 2013. Overall sales volumes for the six months ended June 30, 2014 increased by 6.1% as compared to the six months ended June 30, 2013.
Gross Profit. Gross profit margin percentage of 29.3% for the six months ended June 30, 2014 increased from the 27.8% gross profit margin percentage for the six months ended June 30, 2013. The improvement in gross profit margin percentage was predominantly due to the improved olefins integrated product margins primarily as a result of the increased ethylene production at our Lake Charles complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins for the six months ended June 30, 2014 benefited from an increase in sales prices that outpaced increases in feedstock and energy costs as compared to the prior year period. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 19.1% for ethane and an increase of 33.3% for propane as compared to the six months ended June 30, 2013. Sales prices increased an average of 6.2% for the six months ended June 30, 2014 as compared to the prior year period. The gross profit margin for the six months ended June 30, 2014 was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2014 increased by $6.1 million as compared to the six months ended June 30, 2013, mainly attributable to an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, partially offset by a decrease in the provision for doubtful accounts.
Interest Expense. Interest expense increased by $7.1 million to $18.7 million for the six months ended June 30, 2014, largely as a result of decreased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Income, Net. Other income, net increased by $3.7 million to $7.1 million for the six months ended June 30, 2014 from $3.4 million for the six months ended June 30, 2013. The increase was principally due to higher income from our equity method investments, higher gain from sales of securities and lower losses on foreign exchange as compared to the prior year period.
Income Taxes. The effective income tax rate was 34.9% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes. The effective income tax rate was 36.1% for the six months ended June 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $215.7 million, or 17.9%, to $1,421.9 million for the six months ended June 30, 2014 from $1,206.2 million for the six months ended June 30, 2013, mainly driven by higher sales prices and sales volumes for most of our major products. Olefins sales volumes for the six months ended June 30, 2013 were lower primarily due to the first quarter 2013 turnaround and expansion of the Lake Charles Petro 2 ethylene unit. Average sales prices for the Olefins segment increased by 9.2% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Average sales volumes for the Olefins segment increased by 8.7% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Income from Operations. Income from operations increased by $162.3 million, or 46.5%, to $511.0 million for the six months ended June 30, 2014 from $348.7 million for the six months ended June 30, 2013. This increase was mainly attributable to improved olefins integrated product margins primarily as a result of the increased ethylene production at our Lake Charles complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins for the six months ended June 30, 2014 benefited from an increase in sales prices that outpaced increases in feedstock and energy costs as compared to the prior year period. Further, income from operations for the six months ended June 30, 2014 benefited from higher sales volumes for most of our major products and improved production rates for most plants as compared to the prior year period. Trading activity for the six months ended June 30, 2014 resulted in a loss of $0.4 million as compared to a gain of $16.7 million for the prior year period. Income from operations for the six months ended June 30, 2013 was negatively impacted by the lost production, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Lake Charles Petro 2 ethylene unit.
Vinyls Segment
Net Sales. Net sales increased by $6.9 million, or 1.2%, to $604.4 million for the six months ended June 30, 2014 from $597.5 million for the six months ended June 30, 2013. This increase was primarily attributable to sales contributed by our specialty PVC pipe business, mostly offset by lower ethylene co-products and PVC resin sales volumes and lower caustic sales prices. Ethylene co-products sales volumes were lower for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the planned shut down of our Calvert City ethylene plant as a result of the feedstock conversion and expansion project and the ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Average sales prices for the Vinyls segment increased by 0.2% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, while average sales volumes increased by 0.9% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Income from Operations. Income from operations decreased by $79.6 million to $17.0 million for the six months ended June 30, 2014 from $96.6 million for the six months ended June 30, 2013. This decrease was primarily driven by the lost sales, lower production rates and the expensing of $20.4 million related to unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex and our Calvert City ethylene plant’s feedstock conversion and expansion project. In addition, income from operations for the six months ended June 30, 2014 was negatively impacted by lower PVC resin sales volumes, lower caustic sales prices, the severe winter weather experienced in early 2014 and prior to the completion of the Calvert City ethylene plant’s feedstock conversion project, lower vinyls integrated product margins attributable to significantly higher propane costs, as average industry prices for propane increased by 50.2% in the first quarter of 2014 as compared to the prior year period.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Cash Flows
Operating Activities
Operating activities provided cash of $432.2 million in the first six months of 2014 compared to cash provided of $255.5 million in the first six months of 2013. The $176.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes. Income from operations increased by $85.5 million in the first six months of 2014 primarily as a result of higher olefins integrated product margins as compared to the prior year period. Cash flows from operating activities for the first six months of 2013 was negatively impacted by deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $6.9 million in the first six months of 2014, compared to $98.5 million of cash used in the first six months of 2013, a favorable change of $91.6 million. The change was mainly due to a decrease in inventory during the 2014 period and a smaller increase in accounts receivable during the 2014 period as compared to the prior year period.
Investing Activities
Net cash provided by investing activities during the first six months of 2014 was $7.5 million as compared to net cash used for investing activities of $388.9 million in the first six months of 2013. Capital expenditures were $216.9 million in the first six months of 2014 compared to $297.9 million in the first six months of 2013, a decrease mainly attributable to the completion of the new chlor-alkali plant at our Geismar facility in December 2013. Capital expenditures in the first six months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City complex and the planned upgrade and expansion of the second ethylene unit at our Lake Charles complex. Capital expenditures in the first six months of 2013 were mainly incurred on the construction of the new Geismar chlor-alkali plant, the expansion of the first ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City complex. The remaining capital expenditures in the first six months of 2014 and 2013 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in the first six months of 2014 totaled $117.3 million and were comprised of corporate and U.S. government debt securities and equity securities. We also received aggregate proceeds of $342.0 million from the sales and maturities of our investments in the first six months of 2014. The activity during the first six months of 2013 was primarily related to the acquisition of our specialty PVC pipe business and the purchases of, and the receipt of proceeds from the maturities of, short-term commercial paper.
Financing Activities
Net cash used for financing activities during the first six months of 2014 was $25.0 million as compared to net cash used of $31.2 million in the first six months of 2013. The activity during the first six months of 2014 was primarily related to the $33.6 million payment of cash dividends, partially offset by proceeds of $4.2 million from the exercise of stock options. The activity during the first six months of 2013 was mainly related to the $25.1 million payment of cash dividends and the $13.3 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
On August 4, 2014, our subsidiary, WLKP, closed its initial public offering of 12,937,500 common units at a price of $24.00 per unit. We received approximately $230.8 million in net proceeds from the offering as reimbursement for capital expenditures incurred with respect to certain of the assets contributed to OpCo, a subsidiary of WLKP, and for the repayment of intercompany debt.
In May 2014, we announced that we had entered into a definitive agreement to acquire German-based Vinnolit from several entities associated with Advent International Corporation. Vinnolit is an integrated global leader in specialty PVC resins. The purchase price of approximately €490.0 million was financed using existing Westlake cash and credit facilities. This transaction closed on July 31, 2014.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We currently plan to upgrade and expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame. This project is currently estimated to cost in the range of $250.0 million to $310.0 million and will add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of June 30, 2014, we had incurred a total cost of approximately $25.5 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of June 30, 2014, we had repurchased 1,252,922 shares of our common stock (on a post-split basis) for an aggregate purchase price of approximately $46.2 million under this program. We did not repurchase any shares under this program during the three months ended June 30, 2014. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of June 30, 2014, our cash and cash equivalents totaled $876.1 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.

Debt
As of June 30, 2014, our long-term debt, including current maturities, totaled $763.9 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $1.0 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of June 30, 2014, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2014, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. At June 30, 2014, we had no borrowings outstanding under the revolving credit facility.
In July 2014, we entered into a third amendment and restatement to the revolving credit facility. The third amendment and restatement extended the scheduled maturity date of the facility from September 16, 2016 to July 17, 2019, reduced the interest rate and facility fee payable under the facility and amended the covenants restricting our ability to make distributions and acquisitions and make investments, among other things.
The facility includes a provision permitting us to increase the size of the facility, up to four times, in increments of at least $25.0 million each (up to a maximum of $200.0 million) under certain circumstances if certain lenders agree to commit to such an increase.
Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 1.25%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.50% to 0.00%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of June 30, 2014, we had outstanding letters of credit totaling $17.8 million and borrowing availability of $382.2 million under the revolving credit facility.
Our revolving credit facility generally restricts our ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80.0 million; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60.0 million, and our fixed charge coverage ratio is at least 1.0:1. However, we may make specified distributions up to an aggregate of $75.0 million, to be increased by 5% in 2015, and in each fiscal year thereafter, on an aggregate basis, for each fiscal year.
In order to make acquisitions or investments, our revolving credit facility provides that (1) we must maintain a minimum borrowing availability of at least the greater of $60.0 million or 15% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $50.0 million or 12.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make investments in the aggregate up to the greater of $50.0 million and 1.25% of tangible assets and acquisitions in the aggregate up to the greater of $100.0 million and 2.5% of tangible assets, if, on a pro forma basis after giving effect to the acquisition or investment, either (1) the borrowing availability under the facility equals or exceeds the greater of (A) 12.5% of the total bank commitments under the facility and (B) $50.0 million, or (2) our fixed charge coverage ratio is at least 1.0:1.

The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See our Current Report on Form 8-K filed with the SEC on July 17, 2014 for more information on the third amendment and restatement of our revolving credit facility.
GO Zone and IKE Zone Bonds
As of June 30, 2014, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2013 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.10 per share. If the restrictions were currently effective, distributions in excess of $100.0 million would not be allowed unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2014, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $11.3 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $6.0 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2014, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2014) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2014 was 0.07%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2014, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may have difficulties integrating the operations of Vinnolit.
If we are unable to integrate or to successfully manage the Vinnolit operations, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisition for a number of reasons, including, but not limited to, the following: (i) we may fail to integrate the business into a cohesive, efficient enterprise; (ii) our resources, including management resources, are limited and may be strained, and the acquisition may divert our management's attention from initiating or carrying out programs to save costs or enhance revenues; and (iii) our failure to retain key employees and contracts of the business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2014, on a post-split basis.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2014	—	$—	—	$53,780,000
May 2014	—	$—	—	$53,780,000
June 2014	—	$—	—	$53,780,000
	—	$—	—
_____________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of June 30, 2014, 1,252,922 shares of common stock (on a post-split basis) had been acquired at an aggregate purchase price of $46.2 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 31, 2014, File No. 001-32260).

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake Chemical Corporation as filed with the Delaware Secretary of State on May 16, 2014 (incorporated by reference to Westlake Chemical Corporation's Current Report on Form 8-K, filed on May 16, 2014, File No. 001-32260).

4.1
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
Third Amended and Restated Credit Agreement dated as of July 17, 2014 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake Chemical Corporation’s Current Report on Form 8-K, filed on July 17, 2014, File No. 001-32260).

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 6, 2014	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2014	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)