Form 10-Q
period 2014-09-30
WESTLAKE CHEMICAL CORP
filed 2014-11-07
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 31, 2014 was 133,082,630 (on a post-split basis).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$813,468	$461,301
Marketable securities	—	239,388
Accounts receivable, net	592,964	428,457
Inventories	500,552	471,879
Prepaid expenses and other current assets	18,884	13,888
Deferred income taxes	26,080	34,169
Total current assets	1,951,948	1,649,082
Property, plant and equipment, net	2,710,475	2,088,014
Equity investments	70,828	66,875
Other assets, net
Intangible assets, net	222,728	159,046
Deferred charges and other assets, net	170,304	97,892
Total other assets, net	393,032	256,938
Total assets	$5,126,283	$4,060,909
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$263,365	$249,613
Accrued liabilities	309,671	155,245
Total current liabilities	573,036	404,858
Long-term debt	763,968	763,879
Deferred income taxes	513,773	437,976
Other liabilities	153,158	35,593
Total liabilities	2,003,935	1,642,306
Commitments and contingencies (Notes 7 and 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,680,164 and 134,580,208 shares issued at September 30, 2014 and December 31, 2013, respectively (Note 1)	1,347	1,346
Common stock, held in treasury, at cost; 1,220,544 and 1,252,922 shares at September 30, 2014 and December 31, 2013, respectively (Note 1)	(53,248)	(46,220)
Additional paid-in capital	527,992	511,432
Retained earnings	2,394,203	1,954,661
Accumulated other comprehensive loss	(36,433)	(2,616)
Total Westlake Chemical Corporation stockholders' equity	2,833,861	2,418,603
Noncontrolling interests	288,487	—
Total equity	3,122,348	2,418,603
Total liabilities and equity	$5,126,283	$4,060,909
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,253,227	$1,004,165	$3,279,479	$2,807,859
Cost of sales	891,707	699,694	2,324,978	2,002,092
Gross profit	361,520	304,471	954,501	805,767
Selling, general and administrative expenses	54,759	37,869	132,897	109,883
Income from operations	306,761	266,602	821,604	695,884
Other income (expense)
Interest expense	(9,486)	(3,297)	(28,182)	(14,921)
Other (expense) income, net	(2,670)	(287)	4,440	3,137
Income before income taxes	294,605	263,018	797,862	684,100
Provision for income taxes	124,449	92,728	300,231	244,647
Net income	170,156	170,290	497,631	439,453
Net income attributable to noncontrolling interests	2,399	—	2,399	—
Net income attributable to Westlake Chemical Corporation	$167,757	$170,290	$495,232	$439,453
Earnings per common share attributable to Westlake Chemical Corporation (Note 1):
Basic	$1.26	$1.28	$3.71	$3.29
Diluted	$1.25	$1.27	$3.69	$3.27
Weighted average common shares outstanding (Note 1):
Basic	133,299,458	133,257,494	133,199,304	133,256,054
Diluted	133,846,059	133,811,108	133,743,145	133,806,758
Dividends per common share (Note 1)	$0.1650	$0.1125	$0.4170	$0.3000
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in thousands of dollars)
Net income	$170,156	$170,290	$497,631	$439,453
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(31)	(489)	(62)	(978)
Amortization of benefits liability	240	695	685	2,004
Income tax provision on pension and other post-retirement benefits liability	(81)	(78)	(240)	(394)
Foreign currency translation adjustments	(37,792)	546	(37,882)	(844)
Available-for-sale investments
Unrealized holding gains on investments	2,129	205	6,960	205
Reclassification of net realized gains to net income	—	—	(1,212)	—
Income tax provision on available-for-sale investments	(766)	(74)	(2,066)	(74)
Other comprehensive (loss) income	(36,301)	805	(33,817)	(81)
Comprehensive income	133,855	171,095	463,814	439,372
Comprehensive income attributable to noncontrolling interests, net of tax	2,399	—	2,399	—
Comprehensive income attributable to Westlake Chemical Corporation	$131,456	$171,095	$461,415	$439,372
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Noncontrolling Interests	Total

	(in thousands of dollars, except share amounts)
Balances at December 31, 2012	134,374,448	$1,345	568,986	$(13,302)	$495,581	$1,399,472	$(16,351)	$5,511	$—	$—	$1,872,256
Net income	—	—	—	—	—	610,425	—	—	—	—	610,425
Other comprehensive (loss) income	—	—	—	—	—	—	9,655	(1,607)	176	—	8,224
Common stock repurchased	—	—	683,936	(32,918)	—	—	—	—	—	—	(32,918)
Shares issued - stock- based compensation	225,924	1	—	—	3,436	—	—	—	—	—	3,437
Stock-based compensation, net of tax on stock options exercised	(20,164)	—	—	—	12,415	—	—	—	—	—	12,415
Dividends paid	—	—	—	—	—	(55,236)	—	—	—	—	(55,236)
Balances at December 31, 2013	134,580,208	1,346	1,252,922	(46,220)	511,432	1,954,661	(6,696)	3,904	176	—	2,418,603
Net income	—	—	—	—	—	495,232	—	—	—	2,399	497,631
Other comprehensive income (loss)	—	—	—	—	—	—	383	(37,882)	3,682	—	(33,817)
Common stock repurchased	—	—	104,163	(9,495)	—	—	—	—	—	—	(9,495)
Shares issued - stock- based compensation	124,566	1	(136,541)	2,467	3,034	—	—	—	—	—	5,502
Stock-based compensation, net of tax on stock options exercised	(24,610)	—	—	—	13,526	—	—	—	—	—	13,526
Dividends paid	—	—	—	—		(55,690)	—	—	—	—	(55,690)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—		—	—	—	—	286,088	286,088
Balances at September 30, 2014	134,680,164	$1,347	1,220,544	$(53,248)	$527,992	$2,394,203	$(6,313)	$(33,978)	$3,858	$288,487	$3,122,348
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

	(in thousands of dollars)
Cash flows from operating activities
Net income	$497,631	$439,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,394	116,294
Provision for doubtful accounts	295	3,600
Amortization of debt issuance costs	1,172	1,093
Stock-based compensation expense	6,856	4,804
Loss from disposition of fixed assets	2,635	4,679
Deferred income taxes	34,459	83,443
Windfall tax benefits from share-based payment arrangements	(6,670)	(5,056)
(Income) loss from equity method investments, net of dividends	(3,199)	1,586
Other gains, net	(495)	—
Changes in operating assets and liabilities
Accounts receivable	6,055	(18,874)
Inventories	80,492	(26,325)
Prepaid expenses and other current assets	458	(5,038)
Accounts payable	(98,769)	19,518
Accrued liabilities	111,965	(15,755)
Other, net	(5,155)	(55,922)
Net cash provided by operating activities	776,124	547,500
Cash flows from investing activities
Acquisition of business, net of cash acquired	(611,087)	(178,309)
Additions to equity investments	—	(23,338)
Additions to property, plant and equipment	(311,183)	(498,290)
Construction of assets pending sale-leaseback	—	(136)
Proceeds from disposition of assets	145	78
Proceeds from repayment of loan acquired	45,923	—
Proceeds from repayment of loan to affiliate	—	167
Proceeds from sales and maturities of securities	342,045	239,764
Purchase of securities	(117,332)	(232,286)
Settlements of derivative instruments	(689)	(2,297)
Net cash used for investing activities	(652,178)	(694,647)
Cash flows from financing activities
Capitalized debt issuance costs	(1,167)	—
Dividends paid	(55,690)	(40,204)
Net proceeds from issuance of Westlake Chemical Partners LP common units	286,088	—
Proceeds from exercise of stock options	5,502	3,182
Repurchase of common stock for treasury	(9,495)	(19,409)
Windfall tax benefits from share-based payment arrangements	6,670	5,056
Net cash provided by (used for) financing activities	231,908	(51,375)
Effect of exchange rate changes on cash and cash equivalents	(3,687)	—
Net increase (decrease) in cash and cash equivalents	352,167	(198,522)
Cash and cash equivalents at beginning of period	461,301	790,078
Cash and cash equivalents at end of period	$813,468	$591,556
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013 and the changes in its cash position for the nine months ended September 30, 2014 and 2013.
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
In March 2014, the Company formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, WLKP closed its initial public offering of 12,937,500 common units. See Note 19 for additional information. The Company consolidates WLKP and records a noncontrolling interest for the interest in WLKP not owned by the Company.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued an accounting standards update on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The new accounting guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The accounting standard will be effective for reporting periods

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

ending after December 15, 2016 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $747,008 and $263,967 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2014 and December 31, 2013, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	September 30, 2014	December 31, 2013
Current	$—	$239,388
Non-current	21,066	—
Total available-for-sale securities	$21,066	$239,388
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale securities were as follows:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,044	$6,022	$—	$21,066
Total available-for-sale securities	$15,044	$6,022	$—	$21,066

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$108,300	$340	$(69)	$108,571
U.S. government debt (2)	106,335	60	(79)	106,316
Asset-backed securities	24,478	34	(11)	24,501
Total available-for-sale securities	$239,113	$434	$(159)	$239,388
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of September 30, 2014 and December 31, 2013, net unrealized gains on the Company's available-for-sale securities of $3,858 and $176, respectively, net of income tax expense of $2,164 and $99, respectively, were recorded in accumulated other comprehensive income. See Note 10 for the fair value hierarchy of the Company’s available-for-sale securities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The proceeds from sales and maturities of available-for-sale securities and the gross realized gains and losses included in the consolidated statement of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the three and nine months ended September 30, 2013.

Nine Months Ended September 30,
2014
Proceeds from sales and maturities of securities	$342,045
Gross realized gains	$1,311
Gross realized losses	$(99)
3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
Trade customers	$576,735	$410,302
Affiliates	631	315
Allowance for doubtful accounts	(13,772)	(11,741)
	563,594	398,876
Federal and state taxes	5,374	20,820
Other	23,996	8,761
Accounts receivable, net	$592,964	$428,457
4. Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished products	$268,969	$232,658
Feedstock, additives and chemicals	166,268	180,646
Materials and supplies	65,315	58,575
Inventories	$500,552	$471,879
5. Property, Plant and Equipment
As of September 30, 2014, the Company had property, plant and equipment, net totaling $2,710,475. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $45,080 and $32,460 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense on property, plant and equipment of $123,000 and $95,995 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Amortization expense on intangible and other assets of $9,283 and $8,634 is included in the consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively. Amortization expense on intangible and other assets of $26,566 and $21,392 is included in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at September 30, 2014 and December 31, 2013. Goodwill for the Vinyls segment was $32,026 at September 30, 2014 and December 31, 2013. There were no changes in the carrying amount of goodwill by operating segments for the nine months ended September 30, 2014.
7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
3.60% senior notes due 2022	$249,079	$248,990
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,968	$763,879
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. In July 2014, the Company entered into a third amendment and restatement to the revolving credit facility. The amendment and restatement extended the scheduled maturity date of the facility from September 16, 2016 to July 17, 2019, reduced the interest rate and facility fee payable under the facility and amended the covenants restricting the Company’s ability to make distributions and acquisitions and make investments, among other things. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if lenders agree to commit to such an increase.
At September 30, 2014, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 1.25%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.50% to 0.00%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of September 30, 2014, the Company had outstanding letters of credit totaling $32,399 and borrowing availability of $367,601 under the revolving credit facility.
The Company's revolving credit facility generally restricts the Company's ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80,000; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60,000, and the Company's fixed charge coverage ratio is at least 1.0:1. However, the Company may make specified distributions up to an aggregate of $75,000, to be increased by 5% in 2015, and in each fiscal year thereafter, on an aggregate basis, for each fiscal year.
In order to make acquisitions or investments, the Company's revolving credit facility generally provides that (1) the Company must maintain a minimum borrowing availability of at least the greater of $60,000 or 15% of the total bank commitments under its revolving credit facility or (2) the Company must maintain a minimum borrowing availability of at least the greater of $50,000 or 12.5% of the total bank commitments under its revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. Notwithstanding the foregoing, the Company may make investments in the aggregate up to the greater of $50,000 and 1.25% of tangible assets and acquisitions in the aggregate up to

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

the greater of $100,000 and 2.5% of tangible assets, if, on a pro forma basis after giving effect to the acquisition or investment, either (X) the borrowing availability under the facility equals or exceeds the greater of (A) 12.5% of the total bank commitments under the facility and (B) $50,000, but is less than the greater of (A) 15% of the total bank commitments and (B) $60,000, or (Y) the Company's fixed charge coverage ratio is at least 1.0:1.
The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on the Company. These restrictions, among other things, limit the occurrence of additional indebtedness and the Company's ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions.
8. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and nonemployee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and nonemployee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,346 and $1,680 for the three months ended September 30, 2014 and 2013, respectively, and $6,856 and $4,804 for the nine months ended September 30, 2014 and 2013, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2013. The Company had no derivative instruments that were designated as fair value hedges for the three and nine months ended September 30, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at September 30, 2014 and December 31, 2013.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		September 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$451	$296
Total derivative assets		$451	$296

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		September 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$6,477	$176
Total derivative liabilities		$6,477	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. For the three and nine months ended September 30, 2013, there was no material ineffectiveness with regard to the Company's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity forward contracts	Cost of sales	$—	$(232)	$—	$(342)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Firm commitment designated as the hedged item	Cost of sales	$—	$236	$—	$15
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity forward contracts	Gross profit	$(6,937)	$4,854	$(7,308)	$9,897
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$428	$23	$451
Risk management liabilities - Commodity forward contracts	(119)	(6,358)	(6,477)
Available-for-sale marketable securities	21,066	—	21,066

	December 31, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
Available-for-sale marketable securities	91,595	147,793	239,388
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2014 and 2013.
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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,079	$247,633	$248,990	$236,905
6 ½% senior notes due 2029	100,000	114,624	100,000	109,490
6 ¾% senior notes due 2032	250,000	275,313	250,000	265,148
6 ½% GO Zone Senior Notes Due 2035	89,000	101,855	89,000	94,606
6 ½% IKE Zone Senior Notes Due 2035	65,000	74,389	65,000	69,094
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
11. Income Taxes
The effective income tax rate was 37.6% for the nine months ended September 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.8% for the nine months ended September 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
There was no material change to the total gross unrecognized tax benefits for the nine months ended September 30, 2014. Management anticipates that all of the gross unrecognized tax benefits of $2,501 will be recognized within the next twelve

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

months due to expiring statutes of limitations. The impact from the recognition of these tax benefits on the Company's effective tax rate is expected to be immaterial.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2014, the Company had no material accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Westlake Chemical Corporation	$167,757	$170,290	$495,232	$439,453
Less:
Net income attributable to participating securities	(353)	(587)	(1,099)	(1,691)
Net income attributable to common shareholders	$167,404	$169,703	$494,133	$437,762
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares—basic (1)	133,299,458	133,257,494	133,199,304	133,256,054
Plus incremental shares from:
Assumed exercise of options (1)	546,601	553,614	543,841	550,704
Weighted average common shares—diluted (1)	133,846,059	133,811,108	133,743,145	133,806,758

Earnings per common share attributable to Westlake Chemical Corporation : (1)
Basic	$1.26	$1.28	$3.71	$3.29
Diluted	$1.25	$1.27	$3.69	$3.27
_____________

(1)
Share amounts and per share data for the three and nine months ended September 30, 2013 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 for additional information.

There were no options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 are options to purchase 137,324 and 115,518 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

13. Pension and Post-Retirement Benefit Costs
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		Post-retirement Healthcare		Pension		Post-retirement Healthcare
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$331	$275	$6	$2	$498	$815	$16	$7
Interest cost	1,138	515	185	147	2,309	1,531	548	442
Expected return on plan assets	(777)	(713)	—	—	(2,363)	(2,140)	—	—
Amortization of prior service cost	74	74	13	21	223	223	38	63
Amortization of net loss	71	510	82	90	204	1,449	220	269
Net periodic benefit cost	$837	$661	$286	$260	$871	$1,878	$822	$781
The Company contributed $2,447 and $776 to the Salaried pension plan in the first nine months of 2014 and 2013, respectively, and contributed $916 and $640 to the Wage pension plan in the first nine months of 2014 and 2013, respectively. The Company expects to make additional contributions of $330 to the Salaried pension plan and $290 to the Wage pension plan during the fiscal year ending December 31, 2014.
14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 and 2013 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	(39)	(37,882)	4,459	(33,462)
Amounts reclassified from accumulated other comprehensive loss	422	—	(777)	(355)
Net other comprehensive income (loss) for the period	383	(37,882)	3,682	(33,817)
Balances at September 30, 2014	$(6,313)	$(33,978)	$3,858	$(36,433)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2012	$(16,351)	$5,511	$—	$(10,840)
Other comprehensive (loss) income before reclassifications	(601)	(844)	131	(1,314)
Amounts reclassified from accumulated other comprehensive loss	1,233	—	—	1,233
Net other comprehensive income (loss) for the period	632	(844)	131	(81)
Balances at September 30, 2013	$(15,719)	$4,667	$131	$(10,921)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(87)	$(95)	$(261)	$(286)
Net loss	(1)	(153)	(600)	(424)	(1,718)
		(240)	(695)	(685)	(2,004)
	Provision for income taxes	92	267	263	771
		(148)	(428)	(422)	(1,233)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	—	—	1,212	—
	Provision for income taxes	—	—	(435)	—
		—	—	$777	$—
Total reclassifications for the period		$(148)	$(428)	$355	$(1,233)
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
16. Share Capital
Common Stock
On May 16, 2014, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, par value $0.01 per share. The Company is now authorized to issue 300,000,000 shares of common stock, par value $0.01 per share, of which 134,680,164 and 134,580,208 shares (on a post-split basis) were issued as of September 30, 2014 and December 31, 2013, respectively. Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company’s common stock totaling $100,000 (the "2011 Program"). Purchases under the 2011 Program began in September 2011. As of September 30, 2014 and December 31, 2013, the Company had repurchased 1,357,085 and 1,252,922 shares, respectively, of its common stock (on a post-split basis) under this program. Shares repurchased under the 2011 Program are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in May 2014, the Company began issuing treasury shares to employees and nonemployee directors for options exercised and for the settlement of restricted stock units. The cost of treasury shares issued was determined using the specific identification method.
17. Supplemental Information
Other Liabilities
Other liabilities were $153,158 and $35,593 at September 30, 2014 and December 31, 2013, respectively. Non-current pension obligation, which is a component of other liabilities, was $117,293 and $8,710 at September 30, 2014 and December 31, 2013, respectively. No other component of other liabilities was more than five percent of total liabilities.
18. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net external sales
Olefins
Polyethylene	$498,450	$460,105	$1,461,097	$1,294,566
Styrene, feedstock and other	204,647	219,234	663,851	590,959
Total Olefins	703,097	679,339	2,124,948	1,885,525
Vinyls
PVC, caustic soda and other	416,771	212,041	776,060	612,391
Building products	133,359	112,785	378,471	309,943
Total Vinyls	550,130	324,826	1,154,531	922,334
	$1,253,227	$1,004,165	$3,279,479	$2,807,859

Intersegment sales
Olefins	$26,518	$85,454	$118,153	$230,607
Vinyls	355	403	1,029	1,111
	$26,873	$85,857	$119,182	$231,718

Income (loss) from operations
Olefins	$259,277	$237,239	$770,267	$585,958
Vinyls	59,445	39,554	76,460	136,123
Corporate and other	(11,961)	(10,191)	(25,123)	(26,197)
	$306,761	$266,602	$821,604	$695,884

Depreciation and amortization
Olefins	$26,443	$26,515	$79,811	$76,415
Vinyls	27,336	14,089	68,127	39,507
Corporate and other	141	124	456	372
	$53,920	$40,728	$148,394	$116,294

Other income (expense), net
Olefins	$1,609	$728	$4,262	$5,889
Vinyls	1,189	(742)	942	(1,687)
Corporate and other	(5,468)	(273)	(764)	(1,065)
	$(2,670)	$(287)	$4,440	$3,137

Provision for (benefit from) income taxes
Olefins	$105,030	$82,553	$282,082	$208,170
Vinyls	21,761	10,710	22,121	44,120
Corporate and other	(2,342)	(535)	(3,972)	(7,643)
	$124,449	$92,728	$300,231	$244,647

Capital expenditures
Olefins	$48,519	$27,577	$121,041	$105,656
Vinyls	44,067	172,565	187,449	391,864
Corporate and other	1,685	276	2,693	770
	$94,271	$200,418	$311,183	$498,290
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from operations	$306,761	$266,602	$821,604	$695,884
Interest expense	(9,486)	(3,297)	(28,182)	(14,921)
Other (expense) income, net	(2,670)	(287)	4,440	3,137
Income before income taxes	$294,605	$263,018	$797,862	$684,100

	September 30, 2014	December 31, 2013
Total assets
Olefins	$1,740,878	$1,557,510
Vinyls	2,898,250	1,740,595
Corporate and other	487,155	762,804
	$5,126,283	$4,060,909
19. Westlake Chemical Partners LP
Westlake Chemical Partners LP ("WLKP") is a publicly traded master limited partnership that was formed by the Company to operate, acquire and develop ethylene production facilities and related assets.
Initial Public Offering of WLKP
On August 4, 2014, WLKP completed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters pursuant to the exercise in full of their over-allotment option. Net proceeds to WLKP from the sale of the units was approximately $286,088, net of underwriting discounts, structuring fees and offering expenses (the "Offering Costs") of approximately $24,412. At the consummation of the offering, WLKP's assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

OpCo. The Company retained an 89.4% limited partner interest in OpCo and a significant interest in WLKP. The Company consolidates WLKP for financial reporting purposes as the Company has a controlling financial interest. The initial public offering represented the sale of 47.8% of the common and subordinated units in WLKP. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of approximately $55,419 for turnaround expenditures, to reimburse approximately $151,729 for capital expenditures incurred by the Company with respect to certain of the assets contributed to OpCo and to repay intercompany debt to the Company of approximately $78,940.
The following table is a reconciliation of proceeds from the initial public offering:

Total proceeds from the initial public offering	$310,500
Less: Offering Costs	(24,412)
Net proceeds from the initial public offering	286,088
Less: Cash retained by OpCo	(55,419)
Net proceeds distributed to the Company from the initial public offering	$230,669
20. Acquisition
On July 31, 2014, the Company acquired all the equity interests in German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") from several entities associated with Advent International Corporation (the "Sellers"). Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda. The Vinnolit acquisition comprised six production facilities located in Burghausen, Gendorf, Cologne, Knapsack and Schkopau in Germany and Hillhouse in the United Kingdom. The Company also acquired Vinnolit's technical centers, including a research and development facility in Gendorf and an applications laboratory in Burghausen. The Company’s management believes that this strategic acquisition will enhance its strategy of integration and expansion into new markets and specialty products, in addition to growing the Company's global presence with a footprint in Europe and surrounding markets.
The purchase price of $736,224 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment.
The acquired business contributed net sales and net loss of $195,477 and $2,992, respectively, to the Company for the period from July 31, 2014 to September 30, 2014. The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2013:

	Pro Forma Nine Months Ended September 30,
	2014	2013
Net sales	$4,016,935	$3,747,619
Net income	$550,667	$480,964
Net income attributable to noncontrolling interests	2,399	—
Net income attributable to Westlake Chemical Corporation	$548,268	$480,964
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$4.11	$3.59
Diluted	$4.09	$3.58
The pro forma amounts above have been calculated after applying the Company’s accounting policies and adjusting the Vinnolit results to reflect (1) the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2013; (2) the elimination of interest expense assuming the long-term debt paid off on behalf of the Sellers as of the acquisition date had been retired as of January 1, 2013; (3) the elimination of transaction-related costs; and (4) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Vinnolit acquisition, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2013 or of future operating performance.
For the nine months ended September 30, 2014, the Company recognized $11,235 of transaction-related costs. These costs are included in general and administrative expenses and other income, net in the consolidated statement of operations for the nine months ended September 30, 2014. The transaction-related costs included in other income, net pertained to losses incurred on forward foreign exchange contracts for the purchase consideration of Vinnolit.
The following table summarizes the purchase consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the purchase consideration is based on management’s estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that the fair value of the net assets acquired equals consideration paid. Therefore, no goodwill was recorded. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) equity investments; (4) trademark and trade name, developed technologies and customer relationships; (5) power purchase agreement liability; and (6) deferred income taxes.

Fair value of consideration transferred:
Cash paid to Sellers	$309,619
Cash deposited in escrow (1)	13,390
Retirement of long-term debt as of July 31, 2014, on behalf of the Sellers (2)	413,215
Total purchase consideration	$736,224

Preliminary allocation of consideration transferred to net assets acquired:
Cash	$125,137
Working capital, excluding inventory and cash (3)	23,072
Inventories (4)	114,961
Property, plant and equipment	471,123
Investments	51,552
Other assets (5)	65,366
Intangible assets:
Trademarks and trade name (weighted average life of 20 years)	40,170
Developed technologies (weighted average life of 20 years)	31,600
Other intangibles (weighted average life of 9.4 years)	1,422
Deferred income tax asset - current	8,697
Deferred income tax asset - non-current	27,387
Pension obligation	(117,970)
Other long-term liabilities	(10,723)
Power purchase agreement liability (6)	(10,826)
Deferred income tax liability - current	(6,845)
Deferred income tax liability - non-current	(77,899)
Total identifiable net assets	736,224
Goodwill (7)	—
Consideration transferred	$736,224
_____________

(1)
None of the cash held in escrow is considered contingent consideration as it is expected to be released to the Sellers pending the Sellers’ satisfaction of general representations and warranties made in connection with the execution of the purchase agreement.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

(2)
Vinnolit’s long-term debt paid on behalf of the Sellers was not legally assumed by Westlake in the acquisition and was a condition of the consummation of the purchase agreement. Therefore, the retirement has been included in the total purchase consideration.

(3)	The fair value of accounts receivable acquired is $181,826, with the gross contractual amount being $183,769. The Company expects $1,943 to be uncollectible.

(4)	An adjustment of approximately $16,900 was recorded to reflect Vinnolit's inventories at fair value and increased cost of sales by the same amount for the three months ended September 30, 2014.

(5)	Included in other assets was a loan acquired that was repaid prior to September 30, 2014.

(6)
A liability arising from unfavorable forward purchase contracts for the purchase of power was recognized at fair value. This liability will be amortized over a period of approximately 3.0 years, being the weighted-average life of the forward purchase contracts.

(7)	Management estimated that the fair value of the net assets acquired equals consideration paid. Therefore, no goodwill was recorded.
21. Related Party and Affiliate Transactions
InfraServ Knapsack GmbH & Co. KG, an on-site chemical complex provider in which the Company owns a 15% equity stake, provides electricity and technical services to the Company's Knapsack, Germany production facility. For the period from July 31, 2014 to September 30, 2014, the Company incurred charges aggregating approximately $11,581.
InfraServ Gendorf GmbH & Co. KG, an on-site chemical complex provider in which the Company owns an 11% equity stake, provides electricity and technical services to the Company's Gendorf, Germany production facility. For the period from July 31, 2014 to September 30, 2014, the Company incurred charges aggregating approximately $10,489.
22. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
23. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Except for OpCo, which is less than 100% owned, each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). See Note 19 regarding WLKP’s 10.6% limited partnership interest in OpCo. The initial public offering of WLKP resulted in OpCo ceasing to be a 100% owned subsidiary of the Company. OpCo has been presented as a less than 100% owned guarantor subsidiary in each of the tables below, including for periods prior to the initial public offering of WLKP. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, OpCo and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$652,709	$1,644	$89,144	$69,971	$—	$813,468
Accounts receivable, net	15,064	1,377,250	58,106	170,833	(1,028,289)	592,964
Inventories	—	385,826	5,551	109,175	—	500,552
Prepaid expenses and other current assets	137	14,737	303	3,707	—	18,884
Deferred income taxes	342	25,446	—	292	—	26,080
Total current assets	668,252	1,804,903	153,104	353,978	(1,028,289)	1,951,948
Property, plant and equipment, net	—	1,451,807	806,648	452,020	—	2,710,475
Equity investments	3,878,703	1,207,569	—	356,286	(5,371,730)	70,828
Other assets, net	34,847	351,271	61,679	137,990	(192,755)	393,032
Total assets	$4,581,802	$4,815,550	$1,021,431	$1,300,274	$(6,592,774)	$5,126,283
Current liabilities
Accounts payable	$979,414	$157,562	$29,856	$100,129	$(1,003,596)	$263,365
Accrued liabilities	15,448	238,225	3,412	77,279	(24,693)	309,671
Total current liabilities	994,862	395,787	33,268	177,408	(1,028,289)	573,036
Long-term debt	753,079	10,889	188,523	—	(188,523)	763,968
Deferred income taxes	—	473,343	1,507	43,155	(4,232)	513,773
Other liabilities	—	31,616	—	121,542	—	153,158
Total liabilities	1,747,941	911,635	223,298	342,105	(1,221,044)	2,003,935
Total Westlake Chemical Corporation stockholders' equity	2,833,861	3,903,915	798,133	669,682	(5,371,730)	2,833,861
Noncontrolling interests	—	—	—	288,487	—	288,487
Total equity	2,833,861	3,903,915	798,133	958,169	(5,371,730)	3,122,348
Total liabilities and equity	$4,581,802	$4,815,550	$1,021,431	$1,300,274	$(6,592,774)	$5,126,283

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$420,948	$6,227	$—	$34,126	$—	$461,301
Marketable securities	239,388	—	—	—	—	239,388
Accounts receivable, net	3,879	666,344	71,812	2,755	(316,333)	428,457
Inventories	—	339,929	116,377	15,573	—	471,879
Prepaid expenses and other current assets	778	11,055	257	1,798	—	13,888
Deferred income taxes	441	28,974	4,448	306	—	34,169
Total current assets	665,434	1,052,529	192,894	54,558	(316,333)	1,649,082
Property, plant and equipment, net	—	1,318,119	762,972	6,923	—	2,088,014
Equity investments	2,815,752	636,461	10,411	31,518	(3,427,267)	66,875
Other assets, net	15,393	423,901	75,197	1,199	(258,752)	256,938
Total assets	$3,496,579	$3,431,010	$1,041,474	$94,198	$(4,002,352)	$4,060,909
Current liabilities
Accounts payable	$316,652	$100,570	$122,564	$10,649	$(300,822)	$249,613
Accrued liabilities	8,334	134,452	26,688	1,282	(15,511)	155,245
Total current liabilities	324,986	235,022	149,252	11,931	(316,333)	404,858
Long-term debt	752,990	10,889	252,973	—	(252,973)	763,879
Deferred income taxes	—	260,171	182,855	729	(5,779)	437,976
Other liabilities	—	34,571	962	60	—	35,593
Total equity	2,418,603	2,890,357	455,432	81,478	(3,427,267)	2,418,603
Total liabilities and equity	$3,496,579	$3,431,010	$1,041,474	$94,198	$(4,002,352)	$4,060,909

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,026,282	$392,008	$208,313	$(373,376)	$1,253,227
Cost of sales	—	831,675	227,015	202,110	(369,093)	891,707
Gross profit	—	194,607	164,993	6,203	(4,283)	361,520
Selling, general and administrative expenses	399	36,445	8,014	14,184	(4,283)	54,759
(Loss) income from operations	(399)	158,162	156,979	(7,981)	—	306,761
Interest expense	(10,343)	(2)	(2,137)	(39)	3,035	(9,486)
Other income (expense), net	2,138	(2,942)	486	683	(3,035)	(2,670)
(Loss) income before income taxes	(8,604)	155,218	155,328	(7,337)	—	294,605
(Benefit from) provision for income taxes	(3,088)	93,366	36,309	(2,138)	—	124,449
Equity in net income of subsidiaries	173,273	113,157	—	5,862	(292,292)	—
Net income (loss)	167,757	175,009	119,019	663	(292,292)	170,156
Net income attributable to noncontrolling interests	—	—	—	2,399	—	2,399
Net income (loss) attributable to Westlake Chemical Corporation	$167,757	$175,009	$119,019	$(1,736)	$(292,292)	$167,757
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$131,456	$175,137	$119,019	$(39,528)	$(254,628)	$131,456

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$844,081	$540,133	$13,337	$(393,386)	$1,004,165
Cost of sales	—	754,037	327,152	11,891	(393,386)	699,694
Gross profit	—	90,044	212,981	1,446	—	304,471
Selling, general and administrative expenses	514	29,323	6,391	1,641	—	37,869
(Loss) income from operations	(514)	60,721	206,590	(195)	—	266,602
Interest expense	(3,292)	(5)	(2,295)	—	2,295	(3,297)
Other income (expense), net	3,585	(2,688)	1,162	(51)	(2,295)	(287)
(Loss) income before income taxes	(221)	58,028	205,457	(246)	—	263,018
(Benefit from) provision for income taxes	(70)	19,973	72,876	(51)	—	92,728
Equity in net income of subsidiaries	170,441	132,581	—	—	(303,022)	—
Net income (loss) attributable to Westlake Chemical Corporation	$170,290	$170,636	$132,581	$(195)	$(303,022)	$170,290
Comprehensive income attributable to Westlake Chemical Corporation	$171,095	$170,764	$132,581	$351	$(303,696)	$171,095

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,809,844	$1,476,157	$229,183	$(1,235,705)	$3,279,479
Cost of sales	—	2,476,608	832,304	221,233	(1,205,167)	2,324,978
Gross profit	—	333,236	643,853	7,950	(30,538)	954,501
Selling, general and administrative expenses	1,474	123,050	21,957	16,954	(30,538)	132,897
(Loss) income from operations	(1,474)	210,186	621,896	(9,004)	—	821,604
Interest expense	(29,032)	(8)	(9,833)	(39)	10,730	(28,182)
Other income (expense), net	14,488	(1,729)	3,135	(724)	(10,730)	4,440
(Loss) income before income taxes	(16,018)	208,449	615,198	(9,767)	—	797,862
(Benefit from) provision for income taxes	(5,686)	109,920	198,461	(2,464)	—	300,231
Equity in net income of subsidiaries	505,564	410,875	—	5,862	(922,301)	—
Net income (loss)	495,232	509,404	416,737	(1,441)	(922,301)	497,631
Net income attributable to noncontrolling interests	—	—	—	2,399	—	2,399
Net income (loss) attributable to Westlake Chemical Corporation	$495,232	$509,404	$416,737	$(3,840)	$(922,301)	$495,232
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$461,415	$509,787	$416,737	$(41,722)	$(884,802)	$461,415

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,407,341	$1,565,809	$37,561	$(1,202,852)	$2,807,859
Cost of sales	—	2,247,338	924,663	32,943	(1,202,852)	2,002,092
Gross profit	—	160,003	641,146	4,618	—	805,767
Selling, general and administrative expenses	1,576	84,152	19,326	4,829	—	109,883
(Loss) income from operations	(1,576)	75,851	621,820	(211)	—	695,884
Interest expense	(14,882)	(39)	(4,893)	—	4,893	(14,921)
Other income (expense), net	7,490	(4,002)	6,422	(1,880)	(4,893)	3,137
(Loss) income before income taxes	(8,968)	71,810	623,349	(2,091)	—	684,100
(Benefit from) provision for income taxes	(3,202)	27,292	221,009	(452)	—	244,647
Equity in net income of subsidiaries	445,219	402,340	—	—	(847,559)	—
Net income (loss) attributable to Westlake Chemical Corporation	$439,453	$446,858	$402,340	$(1,639)	$(847,559)	$439,453
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$439,372	$447,490	$402,340	$(2,483)	$(847,347)	$439,372

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$495,232	$509,404	$416,737	$(1,441)	$(922,301)	$497,631
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,172	82,597	58,501	7,296	—	149,566
Deferred income taxes	(418)	26,991	8,267	(381)	—	34,459
Net changes in working capital and other	(509,862)	(919,521)	1,641	599,909	922,301	94,468
Net cash (used for) provided by operating activities	(13,876)	(300,529)	485,146	605,383	—	776,124
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	(611,087)	—	(611,087)
Additions to property, plant and equipment	—	(160,147)	(144,348)	(6,688)	—	(311,183)
Proceeds from disposition of assets	—	144	—	1	—	145
Proceeds from repayment of loan acquired	—	—	—	45,923	—	45,923
Proceeds from sales and maturities of securities	342,045	—	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	—	(117,332)
Settlements of derivative instruments	—	(556)	(133)	—	—	(689)
Net cash provided by (used for) investing activities	224,713	(160,559)	(144,481)	(571,851)	—	(652,178)
Cash flows from financing activities
Intercompany financing	75,104	(143,325)	62,221	6,000	—	—
Net distributions prior to WLKP initial public offering	—	448,101	(448,101)	—	—	—
Capitalized debt issuance costs	(1,167)	—	—	—	—	(1,167)
Dividends paid	(55,690)	151,729	(151,729)	—	—	(55,690)
Net proceeds from issuance of WLKP common units	—	—	—	286,088	—	286,088
Purchase of limited partner interests	—	—	286,088	(286,088)	—	—
Proceeds from exercise of stock options	5,502	—	—	—	—	5,502
Repurchase of common stock for treasury	(9,495)	—	—	—	—	(9,495)
Windfall tax benefits from share-based payment arrangements	6,670	—	—	—	—	6,670
Net cash provided by (used for) financing activities	20,924	456,505	(251,521)	6,000	—	231,908

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,687)	—	(3,687)
Net increase (decrease) in cash and cash equivalents	231,761	(4,583)	89,144	35,845	—	352,167
Cash and cash equivalents at beginning of period	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of period	$652,709	$1,644	$89,144	$69,971	$—	$813,468

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$439,453	$446,858	$402,340	$(1,639)	$(847,559)	$439,453
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,094	59,893	54,539	1,861	—	117,387
Deferred income taxes	(1,102)	57,279	27,253	13	—	83,443
Net changes in working capital and other	(458,336)	(421,066)	(68,604)	7,664	847,559	(92,783)
Net cash (used for) provided by operating activities	(18,891)	142,964	415,528	7,899	—	547,500
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	—	(178,309)
Additions to equity investments	—	(23,338)	—	—	—	(23,338)
Additions to property, plant and equipment	—	(337,158)	(158,869)	(2,263)	—	(498,290)
Construction of assets pending sale-leaseback	—	(136)	—	—	—	(136)
Proceeds from disposition of assets	—	6	—	72	—	78
Proceeds from repayment of loan to affiliate	—	—	—	167	—	167
Proceeds from sales and maturities of securities	239,764	—	—	—	—	239,764
Purchase of securities	(232,286)	—	—	—	—	(232,286)
Settlements of derivative instruments	—	—	(2,297)	—	—	(2,297)
Net cash provided by (used for) investing activities	7,478	(538,935)	(161,166)	(2,024)	—	(694,647)
Cash flows from financing activities
Intercompany financing	(130,832)	(28,499)	167,629	(8,298)	—	—
Net distributions prior to WLKP initial public offering	—	421,991	(421,991)	—	—	—
Dividends paid	(40,204)	—	—	—	—	(40,204)
Proceeds from exercise of stock options	3,182	—	—	—	—	3,182
Repurchase of common stock for treasury	(19,409)	—	—	—	—	(19,409)
Windfall tax benefits from share-based payment arrangements	5,056	—	—	—	—	5,056
Net cash (used for) provided by financing activities	(182,207)	393,492	(254,362)	(8,298)	—	(51,375)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net decrease in cash and cash equivalents	(193,620)	(2,479)	—	(2,423)	—	(198,522)
Cash and cash equivalents at beginning of period	753,881	6,973	—	29,224	—	790,078
Cash and cash equivalents at end of period	$560,261	$4,494	$—	$26,801	$—	$591,556

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the third quarter of 2014, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for ethylene derivatives and higher margins for North American chemical producers, including Westlake. Increased global demand for polyethylene in recent years in particular has resulted in improved operating margins and cash flow for our Olefins segment. Crude oil prices have fallen toward the end of the third quarter of 2014, narrowing such cost advantage.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower domestic demand for our vinyls products. However, since late 2010, the polyvinyl chloride ("PVC") industry has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, domestic PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In the fourth quarter of 2013, we started up our new world scale Geismar, Louisiana chlor-alkali plant. In April 2014, we completed the ethane feedstock conversion and ethylene expansion project at our Calvert City, Kentucky ethylene plant. In July 2014, we closed the acquisition of German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") (see further discussion in "Recent Developments" below). The completion of these two projects, as well as the acquisition of Vinnolit, is expected to improve the profitability of our Vinyls segment.
The U.S. and global economic environment appears to be slowly improving, but depending on the performance of the global economy in the remainder of 2014 and beyond, could still have an impact on our financial condition, results of operations or cash flows.
Recent Developments
In March 2014, we formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, WLKP closed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters through an over-allotment option. Net proceeds to WLKP from the sale of the units was approximately $286.1 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $24.4 million. At the consummation of this offering, WLKP's assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. We retained an 89.4% limited partner interest in OpCo and a significant interest in WLKP. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of approximately $55.4 million for turnaround expenditures, to reimburse us approximately $151.7 million for capital expenditures incurred with respect to certain of the assets contributed to OpCo and to repay intercompany debt of approximately $78.9 million. The initial public offering represented the sale of 47.8% of the common and subordinated units in WLKP.
On July 31, 2014, we acquired Vinnolit from several entities associated with Advent International Corporation. Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$498,450	$460,105	$1,461,097	$1,294,566
Styrene, feedstock and other	204,647	219,234	663,851	590,959
Total Olefins	703,097	679,339	2,124,948	1,885,525
Vinyls
PVC, caustic soda and other	416,771	212,041	776,060	612,391
Building products	133,359	112,785	378,471	309,943
Total Vinyls	550,130	324,826	1,154,531	922,334
Total	$1,253,227	$1,004,165	$3,279,479	$2,807,859

Income (loss) from operations
Olefins	$259,277	$237,239	$770,267	$585,958
Vinyls	59,445	39,554	76,460	136,123
Corporate and other	(11,961)	(10,191)	(25,123)	(26,197)
Total income from operations	306,761	266,602	821,604	695,884
Interest expense	(9,486)	(3,297)	(28,182)	(14,921)
Other (expense) income, net	(2,670)	(287)	4,440	3,137
Provision for income taxes	124,449	92,728	300,231	244,647
Net income	170,156	170,290	497,631	439,453
Net income attributable to noncontrolling interests	2,399	—	2,399	—
Net income attributable to Westlake Chemical Corporation	$167,757	$170,290	$495,232	$439,453
Diluted earnings per share (1)	$1.25	$1.27	$3.69	$3.27
_____________
(1) Per share data for the three and nine months ended September 30, 2013 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 1 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year period
Olefins	+10.7%	-7.2%	+9.8%	+2.9%
Vinyls	+1.6%	+67.8%	-0.2%	+25.3%
Company average	+7.8%	+17.1%	+6.6%	+10.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average industry prices (1)
Ethane (cents/lb)	7.9	8.4	9.7	8.7
Propane (cents/lb)	24.6	24.4	26.9	22.2
Ethylene (cents/lb) (2)	66.6	54.3	59.1	58.7
Polyethylene (cents/lb) (3)	110.0	101.7	108.9	99.7
Styrene (cents/lb) (4)	85.8	83.2	85.0	83.6
Caustic soda ($/short ton) (5)	588.3	605.8	587.5	611.4
Chlorine ($/short ton) (6)	232.5	248.3	233.9	252.8
PVC (cents/lb) (7)	70.2	61.5	68.7	60.9
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended September 30, 2014, net income attributable to Westlake Chemical Corporation was $167.8 million, or $1.25 per diluted share, on net sales of $1,253.2 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $2.5 million, or $0.02 per diluted share, compared to the quarter ended September 30, 2013 net income attributable to Westlake Chemical Corporation of $170.3 million, or $1.27 per diluted share, on net sales of $1,004.2 million. Net income for the third quarter of 2014 was negatively impacted by (1) WLKP formation and initial public offering costs and Vinnolit acquisition and associated costs of approximately $21.6 million, after tax; (2) a third quarter 2014 elevated effective tax rate of 42.2% as a result of the recognition of the tax impact of current changes in state tax rates and other discrete tax items, which reduced net income by $16.2 million; and (3) unplanned outages at our Calvert City and Geismar facilities in the third quarter of 2014, which resulted in maintenance and other costs of $7.1 million, after tax. The increase in the effective tax rate was primarily attributable to discrete items totaling $16.2 million which increased the third quarter of 2014 tax provision, comprising $13.7 million related to state apportionment rate changes, $2.1 million related to goodwill on a pipeline contributed to WLKP and $0.4 million related to other miscellaneous items. We estimate the 2014 annual tax rate on ordinary income will be approximately 35.6%. Net sales for the third quarter of 2014 increased by $249.0 million compared to net sales for the third quarter of 2013, mainly attributable to sales contributed by Vinnolit, which we acquired in July 2014, higher sales prices for our major Olefins products and PVC resin and higher sales volumes for PVC resin, caustic soda and ethylene. The increase in net sales was partially offset by lower sales volumes for styrene and ethylene co-products. Income from operations was $306.8 million for the third quarter of 2014 as compared to $266.6 million for the third quarter of 2013. Income from operations for the third quarter of 2014 benefited primarily from improved olefins and vinyls integrated product margins, predominantly due to higher sales prices for most of our major products and lower overall feedstock costs as compared to the prior year period. Income from operations for the third quarter of 2014 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outages at our Calvert City and Geismar complexes, as well as the negative impact of WLKP formation and initial public offering costs and the Vinnolit acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value.
For the nine months ended September 30, 2014, net income attributable to Westlake Chemical Corporation was $495.2 million, or $3.69 per diluted share, on net sales of $3,279.5 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $55.7 million, or $0.42 per diluted share, from the nine months ended September 30, 2013 net income attributable to Westlake Chemical Corporation of $439.5 million, or $3.27 per diluted share, on net sales of $2,807.9 million. Net income for the nine months ended September 30, 2014 was negatively impacted by WLKP formation and initial public offering costs and Vinnolit acquisition and associated costs of approximately $24.5 million, after tax, and the discrete tax items which increased the third quarter tax provision by approximately $16.2 million. Net sales for the nine months ended September 30, 2014 increased by $471.6 million compared to the prior year period primarily due to sales contributed by Vinnolit and our specialty PVC pipe business, which we acquired in July 2014 and May 2013, respectively, higher sales prices and sales volumes for most of our major Olefins products and higher PVC resin sales prices, partially offset by lower ethylene co-products and styrene sales volumes. Income from operations was $821.6 million for the nine months ended September 30, 2014 as compared to $695.9 million for the nine months ended September 30, 2013, an increase mainly attributable to improved olefins integrated product margins, primarily as a result of the increased ethylene production at our Lake Charles, Louisiana complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. The increase in income from operations for the nine months ended September 30, 2014 was partially offset by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with several planned and unplanned outages at our chemical complexes.
RESULTS OF OPERATIONS
Third Quarter 2014 Compared with Third Quarter 2013
Net Sales. Net sales increased by $249.0 million, or 24.8%, to $1,253.2 million in the third quarter of 2014 from $1,004.2 million in the third quarter of 2013, primarily attributable to sales contributed by Vinnolit, higher sales prices for our major Olefins products and PVC resin and higher sales volumes for PVC resin, caustic soda and ethylene, partially offset by lower sales volumes for styrene and ethylene co-products. Ethylene co-products sales volumes were lower for the third quarter of 2014 primarily due to the change to ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project. Average sales prices for the third quarter of 2014 increased by 7.8% as compared to the third quarter of 2013. Overall sales volumes increased by 17.1% as compared to the third quarter of 2013.
Gross Profit. Gross profit margin percentage decreased to 28.8% for the third quarter of 2014 from 30.3% for the third quarter of 2013. Our raw material cost in both segments normally tracks industry prices, which experienced a decrease of 6.0% for ethane as compared to the third quarter of 2013. In addition, our overall feedstock costs were also lower in the third quarter of 2014 due to the cost-advantaged ethane feedstock currently utilized at our Calvert City ethylene plant, as compared to the propane feedstock utilized during the prior year period. Sales prices increased an average of 7.8% for the third quarter of 2014 as compared to the third quarter of 2013. These benefits to gross profit margin for the third quarter of 2014 were more than offset by the negative impact of lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outages at our Calvert City and Geismar complexes, the negative impact of selling higher cost Vinnolit inventory recorded at fair value and higher energy costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2014 of $54.8 million increased by $16.9 million as compared to the third quarter of 2013, mainly due to general and administrative costs incurred by Vinnolit for the period from July 31, 2014 to September 30, 2014 and an increase in consulting and professional fees related to the formation and initial public offering of WLKP and the acquisition of Vinnolit.
Interest Expense. Interest expense increased by $6.2 million to $9.5 million in the third quarter of 2014 from $3.3 million in the third quarter of 2013 largely as a result of decreased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.
Other Expense, Net. Other expense, net increased by $2.4 million to $2.7 million in the third quarter of 2014 from $0.3 million in the third quarter of 2013 mainly due to higher losses on foreign exchange, partially offset by higher income from our equity method investments.
Income Taxes. The effective income tax rate was 42.2% for the third quarter of 2014. The effective income tax rate for the third quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.3% for the third quarter of 2013. The effective income tax rate for the third quarter of 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $23.8 million, or 3.5%, to $703.1 million in the third quarter of 2014 from $679.3 million in the third quarter of 2013, primarily due to higher sales prices for our major products and higher sales volumes for ethylene, partially offset by lower sales volumes for styrene, as compared to the prior year period. Average sales prices for the Olefins segment increased by 10.7% in the third quarter of 2014 as compared to the third quarter of 2013. Average sales volumes for the Olefins segment decreased by 7.2% in the third quarter of 2014 as compared to the third quarter of 2013.

Income from Operations. Income from operations increased by $22.1 million, or 9.3%, to $259.3 million in the third quarter of 2014 from $237.2 million in the third quarter of 2013. This increase was mainly attributable to higher olefins integrated product margins in the third quarter of 2014 as compared to the prior year period, primarily as a result of higher sales prices and lower ethane costs. Trading activity in the third quarter of 2014 resulted in a loss of $6.9 million as compared to a gain of $4.9 million in the third quarter of 2013.
Vinyls Segment
Net Sales. Net sales increased by $225.3 million, or 69.4%, to $550.1 million in the third quarter of 2014 from $324.8 million in the third quarter of 2013. This increase was mainly attributable to sales contributed by Vinnolit, higher sales prices for PVC resin and higher sales volumes for PVC resin and caustic soda. The increase in net sales in the third quarter of 2014 was partially offset by the lower ethylene co-products volumes produced, and consequently sold, as a result of the change in feedstock utilized at our Calvert City ethylene plant from propane to ethane, following the completion of the feedstock conversion project. Average sales prices for the Vinyls segment increased by 1.6% in the third quarter of 2014 as compared to the third quarter of 2013. Average sales volumes for the Vinyls segment increased by 67.8% in the third quarter of 2014 as compared to the third quarter of 2013.
Income from Operations. Income from operations increased by $19.8 million, or 50.0%, to $59.4 million in the third quarter of 2014 from $39.6 million in the third quarter of 2013. This increase was mainly driven by higher vinyls integrated product margins in the third quarter of 2014 primarily as a result of the cost-advantaged ethane feedstock currently utilized at our Calvert City ethylene plant, as compared to the propane feedstock utilized during the prior year period. The third quarter 2014 income from operations was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outages at our Calvert City and Geismar complexes and the effect of selling higher cost Vinnolit inventory recorded at fair value.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net Sales. Net sales increased by $471.6 million, or 16.8%, to $3,279.5 million for the nine months ended September 30, 2014 from $2,807.9 million for the nine months ended September 30, 2013, primarily attributable to sales contributed by Vinnolit and our specialty PVC pipe business, higher sales prices and sales volumes for most of our major Olefins products and higher PVC resin sales prices, partially offset by lower ethylene co-products and styrene sales volumes. Ethylene co-products sales volumes were lower for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the planned shut-down of our Calvert City ethylene plant as a result of the feedstock conversion and ethylene expansion project, and the change to ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of such project. Average sales prices for the nine months ended September 30, 2014 increased by 6.6% as compared to the nine months ended September 30, 2013. Overall sales volumes for the nine months ended September 30, 2014 increased by 10.2% as compared to the nine months ended September 30, 2013.
Gross Profit. Gross profit margin percentage of 29.1% for the nine months ended September 30, 2014 increased from the 28.7% gross profit margin percentage for the nine months ended September 30, 2013. The improvement in gross profit margin percentage was mainly due to the improved olefins integrated product margins, primarily as a result of the increased ethylene production at our Lake Charles complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins for the nine months ended September 30, 2014 benefited from an increase in sales prices that outpaced increases in feedstock and energy costs as compared to the prior year period. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 11.5% for ethane and an increase of 21.2% for propane as compared to the nine months ended September 30, 2013. Sales prices increased an average of 6.6% for the nine months ended September 30, 2014 as compared to the prior year period. The gross profit margin for the nine months ended September 30, 2014 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with several planned and unplanned outages at our chemical complexes.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2014 increased by $23.0 million as compared to the nine months ended September 30, 2013, mainly attributable to general and administrative costs incurred by Vinnolit for the period from July 31, 2014 to September 30, 2014, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, partially offset by a decrease in the provision for doubtful accounts.
Interest Expense. Interest expense increased by $13.3 million to $28.2 million for the nine months ended September 30, 2014, largely as a result of decreased capitalized interest on major capital projects as compared to the prior year period. Debt balances remained relatively unchanged from the prior year period.

Other Income, Net. Other income, net increased by $1.3 million to $4.4 million for the nine months ended September 30, 2014 from $3.1 million for the nine months ended September 30, 2013. The increase from prior year period was principally due to higher income from our equity method investments and higher gain from sales of securities, partially offset by higher losses on foreign exchange.
Income Taxes. The effective income tax rate was 37.6% for the nine months ended September 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction. The effective income tax rate was 35.8% for the nine months ended September 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $239.4 million, or 12.7%, to $2,124.9 million for the nine months ended September 30, 2014 from $1,885.5 million for the nine months ended September 30, 2013, mainly driven by higher sales prices and sales volumes for most of our major products, partially offset by lower styrene sales volumes. Average sales prices for the Olefins segment increased by 9.8% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Average sales volumes for the Olefins segment increased by 2.9% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Income from Operations. Income from operations increased by $184.3 million, or 31.5%, to $770.3 million for the nine months ended September 30, 2014 from $586.0 million for the nine months ended September 30, 2013. This increase was mainly attributable to improved olefins integrated product margins, primarily as a result of the increased ethylene production at our Lake Charles complex after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins for the nine months ended September 30, 2014 benefited from an increase in sales prices that outpaced increases in feedstock and energy costs as compared to the prior year period. Trading activity for the nine months ended September 30, 2014 resulted in a loss of $7.3 million as compared to a gain of $9.9 million for the prior year period. Income from operations for the nine months ended September 30, 2013 was negatively impacted by the lost production, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Lake Charles Petro 2 ethylene unit.
Vinyls Segment
Net Sales. Net sales increased by $232.2 million, or 25.2%, to $1,154.5 million for the nine months ended September 30, 2014 from $922.3 million for the nine months ended September 30, 2013. This increase was primarily attributable to sales contributed by Vinnolit and our specialty PVC pipe business and higher PVC resin sales prices, partially offset by lower ethylene co-products sales volumes. Ethylene co-products sales volumes were lower for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the planned shut down of our Calvert City ethylene plant as a result of the feedstock conversion and ethylene expansion project and the ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of such project. Average sales prices for the Vinyls segment decreased marginally by 0.2% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, while average sales volumes increased by 25.3% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Income from Operations. Income from operations decreased by $59.6 million to $76.5 million for the nine months ended September 30, 2014 from $136.1 million for the nine months ended September 30, 2013. This decrease was primarily driven by lost sales, lower production rates and the expensing of $29.5 million related to unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City complex, our Calvert City ethylene plant’s feedstock conversion and expansion project and the unplanned outages at our Calvert City and Geismar complexes. In addition, income from operations for the nine months ended September 30, 2014 was negatively impacted by lower caustic sales prices, the severe winter weather experienced in early 2014 and prior to the completion of the Calvert City ethylene plant’s feedstock conversion and ethylene expansion project, lower vinyls integrated product margins attributable to significantly higher propane costs, as average industry prices for propane increased by 50.2% in the first quarter of 2014 as compared to the prior year period.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Cash Flows
Operating Activities
Operating activities provided cash of $776.1 million in the first nine months of 2014 compared to cash provided of $547.5 million in the first nine months of 2013. The $228.6 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes. Income from operations increased by $125.7 million in the first nine months of 2014 primarily as a result of higher olefins integrated product margins as compared to the prior year period, partially offset by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with several planned and unplanned outages at our chemical complexes. Cash flows from operating activities for the first nine months of 2014 was also negatively impacted by WLKP formation and initial public offering costs and costs associated with the Vinnolit acquisition, including the effect of selling higher cost inventory recorded at fair value. Cash flows from operating activities for the first nine months of 2013 were negatively impacted by deferred turnaround costs from the turnaround of one of our Lake Charles ethylene units. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $100.3 million in the first nine months of 2014, compared to $46.5 million of cash used in the first nine months of 2013, a favorable change of $146.8 million. The change was mainly due to a decrease in inventory during the 2014 period as compared to the prior year period, primarily due to less higher-cost propane held in inventory at the end of the current year period, as raw materials or in finished goods, and lower styrene inventory on hand as of September 30, 2014. In addition, Vinnolit's inventory decreased during the period from July 31, 2014 to September 30, 2014 as higher cost inventory recorded at fair value were sold.
Investing Activities
Net cash used for investing activities during the first nine months of 2014 was $652.2 million as compared to net cash used for investing activities of $694.6 million in the first nine months of 2013. Capital expenditures were $311.2 million in the first nine months of 2014 compared to $498.3 million in the first nine months of 2013, a decrease mainly attributable to the completion of the new chlor-alkali plant at our Geismar facility in December 2013. Capital expenditures in the first nine months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City complex and the planned upgrade and expansion of the second ethylene unit at our Lake Charles complex. Capital expenditures in the first nine months of 2013 were mainly incurred on the construction of the new Geismar chlor-alkali plant, the expansion of the first ethylene unit at our Lake Charles complex and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City complex. The remaining capital expenditures in the first nine months of 2014 and 2013 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We used $611.1 million, net of cash acquired, for the acquisition of Vinnolit. Purchases of securities in the first nine months of 2014 totaled $117.3 million and were comprised of corporate and U.S. government debt securities and equity securities. We also received aggregate proceeds of $342.0 million from the sales and maturities of our investments in the first nine months of 2014. The activity during the first nine months of 2013 was primarily related to the acquisition of our specialty PVC pipe business and the purchases of, and the receipt of proceeds from the maturities of, short-term commercial paper.
Financing Activities
Net cash provided by financing activities during the first nine months of 2014 was $231.9 million as compared to net cash used of $51.4 million in the first nine months of 2013. Net proceeds from the issuance of WLKP common units was $286.1 million. The initial public offering represented the sale of 47.8% of common and subordinated units in WLKP. See Note 19 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for further discussion of WLKP and its initial public offering. The remaining activity during the first nine months of 2014 was primarily related to the $55.7 million payment of cash dividends, the $9.5 million of cash used for the repurchases of shares of our common stock and fees incurred in connection with the amendment and restatement of our revolving credit facility in July 2014, partially offset by proceeds of $5.5 million from the exercise of stock options. The activity during the first nine months of 2013 was mainly related to the $40.2 million payment of cash dividends and the $19.4 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles complex. We completed the expansion of the first ethylene unit in the first quarter of 2013. We currently plan to upgrade and expand the capacity of the other ethylene unit at our Lake Charles complex in the late 2015 to early 2016 time frame. This project is currently estimated to cost in the range of $250.0 million to $310.0 million and will add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under our revolving credit facility and other external financing. As of September 30, 2014, we had incurred a total cost of approximately $40.4 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million. As of September 30, 2014, we had repurchased 1,357,085 shares of our common stock (on a post-split basis) for an aggregate purchase price of approximately $55.7 million under this program. During the three months ended September 30, 2014, we repurchased 104,163 shares of our common stock for an aggregate purchase price of approximately $9.5 million under this program. Purchases under this program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of September 30, 2014, our cash and cash equivalents totaled $813.5 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of September 30, 2014, our long-term debt, including current maturities, totaled $764.0 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $0.9 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of September 30, 2014, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2014, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
Revolving Credit Facility
We have a $400.0 million senior secured revolving credit facility. At September 30, 2014, we had no borrowings outstanding under the revolving credit facility.

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
Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.75% to 1.25%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.50% to 0.00%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of September 30, 2014, we had outstanding letters of credit totaling $32.4 million and borrowing availability of $367.6 million under the revolving credit facility.
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
In order to make acquisitions or investments, our revolving credit facility generally provides that (1) we must maintain a minimum borrowing availability of at least the greater of $60.0 million or 15% of the total bank commitments under our revolving credit facility or (2) we must maintain a minimum borrowing availability of at least the greater of $50.0 million or 12.5% of the total bank commitments under our revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under our revolving credit facility. Notwithstanding the foregoing, we may make investments in the aggregate up to the greater of $50.0 million and 1.25% of tangible assets and acquisitions in the aggregate up to the greater of $100.0 million and 2.5% of tangible assets, if, on a pro forma basis after giving effect to the acquisition or investment, either (X) the borrowing availability under the facility equals or exceeds the greater of (A) 12.5% of the total bank commitments under the facility and (B) $50.0 million, but is less than the greater of (A) 15% of the total bank commitments and (B) $60.0 million, or (Y) our fixed charge coverage ratio is at least 1.0:1.
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
GO Zone and IKE Zone Bonds
As of September 30, 2014, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2013 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of the expansion program at our Lake Charles complex;

•	results of the new chlor-alkali plant in Geismar;

•	results of the feedstock conversion program at our Calvert City ethylene plant;

•	results of the Vinnolit acquisition;

•	estimated annual tax rate for the year 2014;

•	pension plan funding requirements and investment policies;

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

•	changes in laws or regulations;

•	technological developments;

•	our ability to integrate acquired businesses;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2014, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $8.4 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased our income before taxes by $3.0 million. Additional information concerning derivative commodity instruments appears in Notes 9 and 10 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2014, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2014) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2014 was 0.06%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2014, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2013 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2014, on a post-split basis.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2014	—	$—	—	$53,780,000
August 2014	—	$—	—	$53,780,000
September 2014	104,163	$91.16	104,163	$44,285,000
	104,163	$91.16	104,163
_____________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of September 30, 2014, 1,357,085 shares of common stock (on a post-split basis) had been acquired at an aggregate purchase price of $55.7 million. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

4.1
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation’s Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	November 7, 2014	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2014	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation’s Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

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

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document