Form 10-K
period 2014-12-31
WESTLAKE CHEMICAL CORP
filed 2015-02-25
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2014, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2014 of $83.76 on the New York Stock Exchange was approximately $3.4 billion.
There were 132,857,937 shares (on a post-split basis) of the registrant's common stock outstanding as of February 18, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2015 Annual Meeting of Stockholders to be held on May 15, 2015.

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
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2014. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
NON-GAAP FINANCIAL MEASURES
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose so-called non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flow.
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

i

PART I

Item 1. Business
General
We are a vertically integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal operating segments, Olefins and Vinyls. We are highly integrated along our olefins product chain with significant downstream integration into polyethylene and styrene monomer. We are also an integrated global producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer ("VCM") plant in Calvert City, Kentucky from the Goodrich Corporation. In 1992, we commenced our Vinyls segment building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated global producer of petrochemicals, vinyls, polymers and building products. We achieved this by acquiring existing plants or constructing new plants and completing numerous capacity or production line expansions. We regularly consider acquisitions and other internal and external growth opportunities that would be consistent with or complementary to our overall business strategy.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 18, 2015, we had 19.3 billion pounds per year of aggregate production capacity at 21 manufacturing sites in North America and Europe. We also have a 59% interest in a joint venture in China that operates a vinyls facility. In February 2015, we entered into an agreement to acquire an additional 35.7% interest in this joint venture. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments."
Formation and Initial Public Offering of a Master Limited Partnership
In March 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). Westlake Partners' assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly owned by us. OpCo's assets include (1) two ethylene production facilities at our Lake Charles site; (2) one ethylene production facility at our Calvert City site; and (3) a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retained an 89.4% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements.
We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of both our Olefins and Vinyls segments. For more information, see "—Olefins Business" and "—Vinyls Business" below.
Acquisition of Vinnolit Holdings GmbH
On July 31, 2014, we acquired German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"). Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, VCM and caustic soda, with manufacturing sites in Germany and the United Kingdom.
Olefins Business
Products
Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene (through OpCo), polyethylene, styrene and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview facility. We have two ethylene plants, which are owned by OpCo, two polyethylene plants and one styrene monomer plant at our Lake Charles site. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview site. The following table illustrates our production capacities at February 18, 2015 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene (1)	2,740	Polyethylene, ethylene dichloride ("EDC"), styrene, ethylene oxide/ethylene glycol
Low-Density Polyethylene ("LDPE")	1,500
High clarity packaging, shrink films, laundry and dry
   cleaning bags, ice bags, frozen foods packaging, bakery
   bags, coated paper board, cup stock, paper folding
   cartons, lids, closures and general purpose molding

Linear Low-Density Polyethylene ("LLDPE")	1,070	Heavy-duty films and bags, general purpose liners
Styrene	570	Consumer disposables, packaging material, appliances, paints and coatings, resins and building materials

______________________________

(1)	Production capacity owned by OpCo.
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. OpCo has the capacity to produce 2.7 billion pounds of ethylene per year at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. OpCo also produces ethylene for our Vinyls segment at our Calvert City site, and all of the ethylene we purchase from OpCo at Calvert City is used internally in the production of VCM. For OpCo's annual ethylene production that is purchased by us for our Vinyls business, see "Business—Vinyls Business." In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. Prior to the Westlake Partners IPO, we completed the expansion of the Petro 2 ethylene unit at our Lake Charles site and its conversion to 100% ethane feedstock capability. OpCo currently plans to upgrade and expand the capacity of its Petro 1 ethylene unit at our Lake Charles site during the first half of 2016.
Polyethylene. Polyethylene, the world's most widely consumed polymer, is used in the manufacture of a wide variety of film, coatings and molded product applications primarily used in packaging. Polyethylene is generally classified as either LDPE, LLDPE or high-density polyethylene ("HDPE"). The density correlates to the relative stiffness of the end-use products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE, in general, have higher strength properties than products produced from LDPE. LDPE exhibits better clarity and other physical properties and is used in end products such as bread bags, dry cleaning bags, food wraps, milk carton coatings and snack food packaging. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, rigid plastic containers, plastic closures and pipe.
We are the largest producer of LDPE in the Americas based on capacity and, in 2014, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both Lake Charles and Longview. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
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
Feedstocks
We are highly integrated along our olefins product chain. We, through OpCo, produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview site.

In addition to ethylene supplied by OpCo, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. We acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles site and hexene at the Longview site via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts, some of which are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract. We purchase electricity for our Lake Charles facility under long-term industrial contracts.
Marketing, Sales and Distribution
We have an internal sales force that sells our products directly to our customers. Our polyethylene customers are some of the nation's largest producers of film and flexible packaging.
We and OpCo sell ethylene and ethylene co-products to external customers. OpCo's primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our and OpCo's sales are made under spot and long-term agreements.
We typically ship ethylene (through OpCo) and propylene via pipeline systems that connect OpCo's ethylene plants to numerous external customers. We also have storage agreements and exchange agreements that allow us and OpCo access to customers who are not directly connected to the pipeline system. OpCo ships crude butadiene and pyrolysis gasoline by rail or truck. Additionally, we transport our polyethylene and styrene by rail or truck. Further, styrene can be transported by barge or ship.
No single customer accounted for 10% or more of net sales for the Olefins segment in 2014.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are typically some of the world's largest chemical companies, including Chevron Phillips Chemical Company, The Dow Chemical Company, ExxonMobil Chemical Company, INEOS Group Limited, LyondellBasell Industries, N.V. and NOVA Chemicals Corporation.
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and, through OpCo, ethylene. We also manufacture and sell building products fabricated from PVC, including pipe, fittings, profiles and foundation building products, fence and deck, and window and door components. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary North American chemical manufacturing facilities are located in our Calvert City and Geismar, Louisiana sites. Our Calvert City site includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. Our Geismar site includes a chlor-alkali plant, an EDC plant, a VCM plant and a PVC plant.
As of February 18, 2015, we owned 12 building product facilities and a 59% interest in a joint venture in China that produces PVC resin, building products and PVC film and sheet. In February 2015, we entered into an agreement to acquire an additional 35.7% interest in this joint venture. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments." The following table illustrates our production capacities at February 18, 2015 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
Specialty PVC	1,100	Automotive sealants, cable sheathing, medical applications and other consumer applications
Commodity PVC	2,520	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications
VCM	3,320	PVC
Chlorine	2,200	VCM, organic/inorganic chemicals, bleach
Caustic Soda	2,420	Pulp and paper, organic/inorganic chemicals, neutralization, alumina
Ethylene (3)	630	VCM
Building Products	1,220	Pipe: water and sewer, plumbing, irrigation, conduit; fittings; profiles and foundation building products; window and door components; fence and deck components

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)
Annual capacity excludes total capacity of 145 million pounds of PVC film and sheet, 300 million pounds of PVC resin and 33 million pounds of building products from the joint venture in China (in which we have a 59% interest).

(3)	Production capacity owned by OpCo.
PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, medical films and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.3 billion pounds and 600 million pounds of commodity PVC per year at our Calvert City facility and Geismar facility, respectively. In addition, we have the capacity to produce 1.1 billion pounds of specialty PVC and 620 million pounds of commodity PVC per year at our European facilities. We have the capacity to use a majority of our North American-produced PVC internally in the production of our building products. The remainder of our PVC, including the PVC produced at our European facilities, is sold to downstream fabricators and the international markets. In 2014, we completed the expansion of the existing PVC plant in Calvert City, which allowed us to take advantage of OpCo's increase in ethylene production at our Calvert City site and to provide additional PVC resin to meet the growing demands of our global customers. The expansion of the Calvert City PVC plant increased PVC resin capacity by approximately 200 million pounds annually.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 1.3 billion pounds of VCM per year at our Calvert City facility, 550 million pounds per year at our Geismar facility and 1.5 billion pounds per year at our European facilities. Substantially all of our VCM is used internally in our PVC operations.
Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Calvert City, Geismar, Gendorf, Germany and Knapsack, Germany facilities. We use our chlorine production in our VCM and EDC plants. We currently have the capacity to supply all of our chlorine requirements internally. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina.
Ethylene. We use the ethylene we purchase that is produced by OpCo at Calvert City to produce VCM. OpCo's Calvert City ethylene plant has the capacity to produce approximately 40% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from OpCo's Lake Charles plant and from third party purchases. In April 2014, we completed a feedstock conversion and ethylene expansion project at OpCo's Calvert City ethylene plant. With the completion of this project, OpCo's Calvert City ethylene plant now utilizes relatively low-cost ethane feedstock and increased its capacity by approximately 180 million pounds annually. This expansion and feedstock conversion project enables us, through OpCo, to enhance our vinyl chain integration and leverage relatively low-cost ethane being developed in the Marcellus shale area.
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
China Joint Venture. We own a 59% interest in Suzhou Huasu Plastics Co., Ltd., a joint venture based near Shanghai, China. Our joint venture partners are a local Chinese chemical company and a subsidiary of INEOS. In 1995, this joint venture constructed and began operating a PVC film plant that has a current annual capacity of 145 million pounds of PVC film. In 1999, the joint venture constructed and began operating a PVC resin plant that has an annual capacity of 300 million pounds of PVC resin. In 2008, the joint venture began producing building products with an annual capacity of 33 million pounds of product. In February 2015, we entered into an agreement to acquire an additional 35.7% interest in this joint venture. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments."
Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the North American ethylene required by our Calvert City and Geismar facilities (through OpCo), and most of the VCM and all of the chlorine used in our Vinyls business. With the 2014 completion of the feedstock conversion and ethylene expansion project, ethylene produced at OpCo's Calvert City facility currently utilizes relatively low-cost ethane feedstock. We purchase the ethylene required for our European facilities from a number of sources under various contracts. We have access to, and partially own, an ethylene pipeline in Germany. We purchase the salt required for our chlor-alkali plants pursuant to long-term contracts. We purchase electricity for our North American and European facilities under long-term industrial contracts.
Our Calvert City and Geismar facilities supply predominantly all of the PVC required for our building products plants. We may also purchase PVC at market prices, if needed. The remaining feedstocks for building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.
Marketing, Sales and Distribution
We have the capacity to use all of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We sell substantially all of our caustic soda production to external customers. We have the capacity to use a majority of our North American-produced PVC internally in the production of our building products. The remainder of our PVC, including the PVC produced at our European facilities, is sold to downstream fabricators and the international markets.
We are the second largest manufacturer of PVC pipe by capacity in the United States. We sell a majority of our PVC pipe through a combination of manufacturer's representatives and our internal sales force. We use an internal sales force to market and sell our fence, window and door profiles. We are also one of the largest manufacturers of PVC fence components by capacity in the United States.
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2014.
Competition
The markets in which our Vinyls business operates are highly competitive. Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Axiall Corporation, Oxy Chem, LP, Shintech, Inc., Mexichem, S.A.B. de C.V., INEOS Group Limited, Kem One SAS and Solvay S.A.
Competition in the building products market is based on on-time delivery, product quality, customer service, product consistency and price. We compete in the building products market with other producers and fabricators including Diamond Plastics Corporation and JM Eagle.

Environmental and Other Regulation
As is common in our industry, obtaining, producing and distributing many of our products involves the use, storage, transportation and disposal of large quantities of toxic and hazardous materials, and our manufacturing operations require the generation and disposal of large quantities of hazardous wastes. We are subject to extensive, evolving and increasingly stringent international, national, state and local environmental laws, regulations and directives, which address, among other things, the following:

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
The Federal Clean Air Act. The Clean Air Act ("CAA") and its implementing regulations, as well as the corresponding state laws and regulations, impose permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement for certain facilities to maintain a risk management program to help prevent accidental releases of certain substances. Air quality standards promulgated pursuant to the CAA may require the installation of new or additional emission control equipment or changes in facility operations. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the CAA, its implementing regulations, and permits issued under the CAA, could result in fines, penalties or other sanctions.
Release Reporting. The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws, including the Emergency Planning and Community Right-to-Know Act. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims, which could result in significant liability.
Clean Water Act. The Clean Water Act ("CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or noncompliance with other requirements of the CWA and analogous state laws and regulations.
Waste Management. The Resource Conservation and Recovery Act ("RCRA") and analogous state laws establish stringent requirements for the generation, handling, storage, transportation, and disposal of hazardous wastes. At facilities where hazardous wastes have been spilled, released into the environment, or disposed, these laws may require costly investigations, studies, and response actions, possibly including removal and re-disposal of any such wastes. RCRA also establishes extensive recordkeeping, reporting and permitting requirements. We generate large quantities of hazardous wastes in connection with our operations, and could incur significant liabilities under RCRA and similar laws for any mismanagement or other improper or unauthorized handling of such wastes.
European Regulations. Under the Industrial Emission Directive ("IED"), European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as BAT ("best available technique") are being explored. Future implementation of these concepts may result in technical modifications to our European facilities. In addition, under the Environmental Liability Directive, European Union member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays principle." We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing facility in Calvert City, Goodrich agreed to indemnify us for any liabilities related to preexisting contamination at the site. For our part, we agreed to indemnify Goodrich for post-closing contamination caused by our operations. The soil and groundwater at the site, which does not include our nearby PVC facility, had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by us that have been invoiced to PolyOne to provide the environmental remediation services were $2.8 million and $3.3 million in 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified us that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving us, Goodrich and PolyOne related to the same manufacturing site in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's RCRA permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to us. We intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA"), pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. The EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at our plant. In June 2009, the EPA notified us that we may have potential liability under section 107(a) of CERCLA at our plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. We negotiated, in conjunction with the other potentially responsible parties, an AOC and an order to conduct a RIFS. On July 12, 2013, the parties submitted separate draft RIFS reports to the EPA. The EPA has hired a contractor to complete the remedial investigation report.
Monetary Relief. Except as noted above, with respect to the settlement of the contract litigation among us, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, we are not able to estimate the loss or reasonable possible loss, if any, on our financial statements that could result from the resolution of these proceedings. Any cash expenditures that we might incur in the future with respect to the remediation of contamination at the site would likely be spread out over an extended period. As a result, we believe it is unlikely that any remediation costs allocable to us will be material in terms of expenditures made in any individual reporting period.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. A number of companies have entered into consent agreements with the EPA requiring both modifications to reduce flare emissions and the installation of additional equipment to better track flare operations and emissions. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has demanded that we conduct additional flare sampling and provide supplemental information. We are currently in negotiations with the EPA regarding these demands. The EPA has indicated that it is seeking a consent decree that would obligate us to take corrective actions relating to the alleged noncompliance. We have not agreed that any flares are out of compliance or that any corrective actions are warranted. Depending on the outcome of our negotiations with the EPA, additional controls on emissions from our flares may be required and these could result in increased capital and operating costs.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding our assets for various air compliance issues. We are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. Such global settlement may result in a total civil penalty in excess of $100,000.
Greenhouse Gases. Various jurisdictions have considered or adopted laws and regulations on greenhouse gas ("GHG") emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. In the European Union, the Emissions Trading Scheme obligates certain emitters to obtain GHG emission allowances to comply with a cap and trade system for GHG emissions. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Chemical Safety. Assessments under government programs on chemical safety could adversely affect our business by increasing our costs of production and reducing demand for our products, through new requirements on the production, handling, labeling or use of those chemicals. For example, in the European Union, the Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals ("REACH") is designed to identify the intrinsic properties of chemical substances, assess hazards and risks of the substances, and identify and implement risk management measures to protect humans and the environment. In the United States, the National Toxicology Program seeks to identify and select for study chemicals and other substances to evaluate potential human health hazards.
General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2014, we made capital expenditures of $16.8 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $13.0 million in 2015 and $14.6 million in 2016, respectively, related to environmental compliance. Capital expenditures related to environmental compliance have been relatively higher in 2014 in large part due to EPA regulations such as the PVC maximum achievable control technology ("MACT") rules and increasingly stringent requirements associated with environmental permits. We expect to incur further capital expenditures related to the PVC MACT rules and other EPA regulations in 2015 and 2016. The remainder of the 2015 and 2016 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Employees
As of December 31, 2014, we had approximately 3,550 employees in the following areas:

Category	Number
Olefins segment	800
Vinyls segment	2,600
Corporate and other	150
Approximately 28% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements. In the United States, approximately 10% of our employees are represented by labor unions and are working under collective bargaining agreements that will expire in 2019. In Europe, we have multiple collective bargaining agreements, with varying expiration years, covering different groups of our work force. There have been no strikes or lockouts, and we have not experienced any work stoppages throughout our history. We believe that our relationship with our employees and unions is open and positive.

Technology
Historically, our technology strategy has been to selectively acquire licenses from third-parties, and develop proprietary technology. Our selection process incorporates many factors, including the cost of the technology, our customers' requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. Most of the technology licensed from third-party providers is perpetual and has been paid in full. We own a patent portfolio of intellectual property developed by a focused research and process technology development group. After acquiring or developing a technology, we devote considerable effort to effectively employ the technology and further its development, with a view towards continuous improvement of our competitive position.
Conversely, we have selectively granted licenses to our patented Energx® technology for LLDPE production and for proprietary LDPE reactor mixing technology. We have also, through Vinnolit prior to its acquisition, granted several licenses in the past on EDC/VCM technology, including the direct chlorination process and catalyst, and S-PVC process and technology.
Segment and Geographic Information
Information regarding sales, income from operations and assets attributable to our Olefins and Vinyls segments, and geographical information is presented in Note 21 to our consolidated financial statements included in Item 8 of this Form 10-K.
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
Moreover, profitability in the petrochemical industry is affected by the worldwide level of demand along with vigorous price competition which may intensify due to, among other things, new industry capacity. In general, weak economic conditions either in the United States, Europe or the rest of the world tend to reduce demand and put pressure on margins. It is not possible to predict accurately the supply and demand balances, market conditions and other factors that will affect industry operating margins in the future.
New olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
PVC industry operating rates dropped from peak levels in the second half of 2006 to lower levels in 2014. In addition, continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. Looking forward, our Vinyls segment operating rates and margins may continue to be negatively impacted by the slow recovery of the U.S. construction markets and the European economy.

We sell commodity products in highly competitive markets and face significant competition and price pressure.
We sell our products in highly competitive markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to place pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers could seek relief in the form of lower sales prices.
Volatility in costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flow.
Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Changes to regulatory policies applicable to the German energy sector for industrial users may also contribute to higher prices for industrial users of energy in the future. Our results of operations have been and could in the future be significantly affected by increases in these costs.
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
Lower prices of crude oil, such as those experienced in the second half of 2014, may lead to a reduction in the recent cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers that use crude oil derivatives. As a result, our margins and cash flow have been and may continue to be negatively impacted. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States outside of the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Additionally, the export of natural gas liquids from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions, including in the United States and Europe;

•	new capacity additions in North America, Asia and the Middle East;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	international events and circumstances;

•	war, terrorism and civil unrest;

•	governmental regulation, including in the United States and Europe;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.
We believe that events in the Middle East have had a particular influence on demand, prices and margins in the past and may continue to do so in the future. Recently, events in the Commonwealth of Independent States, particularly the political crisis in Ukraine and the devaluation of the Russian ruble, have had a negative influence on demand, prices and margins in Europe. In addition, a number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakening of the U.S. residential housing market since 2006 and continued economic weakness in Europe has had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market or the European economy worsens in particular, demand for our products and our income and cash flow could be adversely affected to an even greater degree.
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
Hostilities in the Middle East, the Commonwealth of Independent States (including Ukraine) or elsewhere or the occurrence, or threat of occurrence, of terrorist attacks could adversely affect the economies of the United States, Europe and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. Furthermore, sustained lower prices of crude oil, such as the prices experienced in the second half of 2014, may lead to lower margins in the United States. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.
We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition of trade barriers, imposition of tariffs and duties, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. Our operating results could be negatively affected by any of these risks.
A deterioration in global economic conditions may have a negative impact on our business and financial condition.
A deterioration in global economic conditions, including continued economic weakness in Europe, may have a negative impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. A deterioration in global economic conditions, including continued economic weakness in Europe, could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, a deterioration in global economic conditions could result in reduced demand for our products, which would have a negative impact on our revenues and profits. Further, reduced levels of accounts receivables and inventory may affect our credit facility borrowing base. Our credit facility allows us to borrow up to (1) 85% of the net amount of eligible accounts receivable, plus (2) the lesser of (a) 70% of the value of the lower of cost or market of eligible inventory, or (b) 85% of the appraised net orderly liquidation value of all eligible inventory, plus (3) 100% of cash held in an account with the agent under the credit facility and subject to a control agreement with the agent, minus (4) such reserves as the agent may establish. Europe's economic recovery has been slow relative to the United States. If Europe does not experience a meaningful economic recovery, it may have a continued negative effect on our European business.

Our inability to compete successfully may reduce our operating profits.
The petrochemical industry is highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world's largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of building products is affected by a variety of factors, including:

•	product price;

•	technical support and customer service;

•	quality;

•	reliability of raw material and utility supply;

•	availability of potential substitute materials; and

•	product performance.
Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include:

•	the emergence of new domestic and international competitors;

•	the rate of capacity additions by competitors;

•	changes in customer base due to mergers;

•	the intensification of price competition in our markets;

•	the introduction of new or substitute products by competitors; and

•	the technological innovations of competitors.
Our production facilities process some volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
We have four chemical manufacturing sites in the United States and six chemical manufacturing sites in Europe. Our operations are subject to the usual hazards associated with chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks;

•	terrorist attacks; and

•	political unrest.
According to some experts, global climate change could result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards worldwide. If this materializes, severe weather and natural disaster hazards could pose an even greater risk for our facilities, particularly those in Louisiana.
All these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our chemical manufacturing facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
We may pursue acquisitions, dispositions and joint ventures and other transactions that may impact our results of operations and financial condition.
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although we would pursue these transactions because we expect them to yield longer-term benefits if the efficiencies and synergies we expect are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management. Integration of acquired operations can lead to restructuring charges or other costs. We may have difficulties integrating the operations of acquired businesses, including the operations of Vinnolit and new acquisitions.
Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
We use large quantities of hazardous substances and generate large quantities of hazardous wastes and emissions in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive international, national, state and local laws, regulations and directives pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws, regulations and directives are subject to varying and conflicting interpretations. Many of these laws, regulations and directives provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all of our petrochemical facilities in the United States and Europe may require improvements to comply with certain changes in process safety management requirements.
For example, on April 17, 2012, the EPA promulgated MACT standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. This rule or other new or proposed rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flow. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
Our operations produce GHG emissions, which have been the subject of increased scrutiny and regulation. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHG emissions, became binding on the countries that had ratified it. International discussions are underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2020. Legislation to regulate GHG emissions has also been introduced in the United States Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. In the European Union, the Emissions Trading Scheme obligates certain emitters to obtain GHG emission allowances to comply with a cap and trade system for GHG emissions. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Under the IED, European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as BAT are being explored. Future implementation of these concepts may result in technical modifications in our European facilities. In addition, under the Environmental Liability Directive, European Union member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays principle." We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.
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
Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. CERCLA, similar state laws and certain European directives impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA, similar state laws and certain European directives could impose liability for damages to natural resources caused by contamination.
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
We have announced capital expansion plans for our Lake Charles facility. Expansion projects may be subject to delays or cost overruns, including delays or cost overruns resulting from any one or more of the following:

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
As of December 31, 2014, we had total outstanding debt of $764.0 million, and our debt represented approximately 19% of our total capitalization. Our annual interest expense for 2014 was $37.4 million, net of interest capitalized of $7.1 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
These factors could be magnified or accelerated to the extent we were to finance future acquisitions with significant amounts of debt.
To service our indebtedness and fund our capital requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and pay cash dividends will depend on our ability to generate cash in the future, including any distributions that we may receive from Westlake Partners. This is subject to general economic, financial, currency, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not generate sufficient cash flow from operations, we may not receive sufficient distributions from Westlake Partners, currently anticipated cost savings and operating improvements may not be realized on schedule and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We also generate revenues denominated in currencies other than that of our indebtedness and may have difficulty converting those revenues into the currency of our indebtedness. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, we may not be able to refinance any of our indebtedness, including our credit facility and our senior notes, on commercially reasonable terms or at all. All of these factors could be magnified if we were to finance any future acquisitions with significant amounts of debt.
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
Our credit facility also requires us to maintain a minimum fixed charge coverage ratio or maintain a specified amount of availability under the credit facility to avoid certain restrictions. These covenants may adversely affect our ability to finance future business opportunities or acquisitions. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt. In addition, any acceleration of debt under our credit facility will constitute a default under some of our other debt, including the indenture governing our senior notes.
Regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
Targets such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other targets. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by implementing initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals. Simultaneously, local, state, national and international governments put into effect a regulatory process that led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers' businesses could be adversely affected because of the cost of complying with these regulations.
We may have difficulties integrating the operations of acquired businesses, including the operations of Vinnolit.
If we are unable to integrate or to successfully manage the Vinnolit operations and other businesses that we have acquired or that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

•	we may fail to integrate the businesses we acquire into a cohesive, efficient enterprise;

•
our resources, including management resources, are limited and may be strained if we engage in a large acquisition or significant number of acquisitions, and acquisitions may divert our management's attention from initiating or carrying out programs to save costs or enhance revenues; and

•	our failure to retain key employees and contracts of the businesses we acquire.
Future acquisitions could lead to significant restructuring or other changes. Prior to the Vinnolit acquisition, we did not have any operations in Europe. We may face additional difficulties integrating the Vinnolit business since it is a new area of operations for us.
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
In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflicts minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new annual reporting requirements require companies to describe reasonable country of origin inquiries, due diligence measures and the results of those activities and related determinations.
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
Our operations could be adversely affected by labor relations.
The vast majority of our employees in Europe, and some of our employees in the United States, are represented by labor unions and works councils. Our operations, particularly in Europe, may be adversely affected by strikes, work stoppages and other labor disputes.
We have unfunded pension plan liabilities related to our European operations.
As a result of the Vinnolit acquisition, we have certain non-U.S. defined benefit pension plans covering current and former employees associated with our European operations that we have not funded and are not obligated to fund under applicable law. As of December 31, 2014, the projected benefit obligation under these plans was approximately $122.7 million. We will require future operating cash flow to fund these pension plan liabilities. We may not generate sufficient cash to satisfy these obligations.
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
Cautionary Statements about Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Lake Charles facility;

•	results of acquisitions, such as the Vinnolit acquisition;

•	health of our customer base;

•	pension plan obligations, funding requirements and investment policies;

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

•
uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and unrest in the Middle East, the Commonwealth of Independent States (including Ukraine) and elsewhere;

•	current and potential governmental regulatory actions in the United States and Europe and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, EDC, chlorine, caustic soda, ethylene, PVC pipe
Geismar, Louisiana	PVC, VCM, EDC, chlorine, caustic soda
Gendorf, Bavaria, Germany (1)	PVC, VCM, EDC, chlorine, caustic soda
Burghausen, Bavaria, Germany (1)	PVC
Knapsack, North Rhine-Westphalia, Germany (1)	PVC, VCM, EDC, chlorine, caustic soda
Cologne, North Rhine-Westphalia, Germany (1)	PVC
Schkopau, Saxony-Anhalt, Germany (1)	PVC
Hillhouse, Lancashire, United Kingdom (1)	PVC
Booneville, Mississippi	PVC pipe
Greensboro, Georgia	PVC pipe
Janesville, Wisconsin	PVC pipe
Leola, Pennsylvania	PVC pipe
Litchfield, Illinois (3)	PVC pipe
Wichita Falls, Texas	PVC pipe
Yucca, Arizona	PVC pipe
Lodi, California	PVC pipe and fittings
McPherson, Kansas	PVC pipe and fittings
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada (4)	Window and door components

______________________________

(1)	We lease the land on which our facilities are located.

(2)	We lease a portion of the land on which our Calvert City facility is located.

(3)	Facility currently idled.

(4)	We lease our Calgary facility.
Olefins
Our Lake Charles site consists of three tracts on over 1,400 acres in Lake Charles, each within two miles of one another. The site includes two ethylene plants, which are owned by OpCo, two polyethylene plants and a styrene monomer plant. The combined capacity of OpCo's two Lake Charles ethylene plants is approximately 2.7 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.5 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. One of our polyethylene plants has two production units that use gas phase technology with the capability to manufacture both LLDPE and HDPE. Prior to the initial public offering of Westlake Partners, we completed the expansion of the Petro 2 ethylene unit at our Lake Charles site and its conversion to 100% ethane feedstock capability. OpCo currently plans to upgrade and expand the capacity of the Petro 1 ethylene unit at our Lake Charles site during the first half of 2016.
Our Lake Charles site includes a marine terminal that provides for worldwide shipping capabilities. The site also is located near rail transportation facilities, which allows for efficient delivery of raw materials and prompt shipment of our products to customers. In addition, the site is connected by pipeline systems to our ethylene feedstock sources in both Texas and Louisiana. Within the site, OpCo's ethylene plants are connected by pipeline systems to our polyethylene and styrene plants.
Our Longview site consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200-mile ethylene pipeline owned by OpCo that runs from Mont Belvieu to our Longview site. The plants are located inside a large Eastman Chemical Company ("Eastman") facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from OpCo's Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce polyethylene at Longview are similar to the technologies that we employ at Lake Charles. The Longview facility has a total capacity of 1.1 billion pounds per year.
Vinyls
Our Calvert City site is situated on approximately 590 acres on the Tennessee River in Kentucky and includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant, a PVC plant and a large diameter PVC pipe plant. The capacity of OpCo's Calvert City ethylene plant is 630 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.3 billion pounds per year. In April 2014, we completed a feedstock conversion and ethylene expansion project at OpCo's Calvert City ethylene plant. With the completion of this project, OpCo's Calvert City ethylene plant now utilizes relatively low-cost ethane feedstock. In addition, in 2014, we completed the expansion of the existing PVC plant in Calvert City, which allowed us to take advantage of OpCo's increase in ethylene production at our Calvert City site and to provide additional PVC resin to meet the growing demands of our global customers.
Our vinyls facility in Geismar is situated on 184 acres on the Mississippi River and includes a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar chlor-alkali plant is designed to produce up to 700 million pounds of chlorine and 770 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our Geismar VCM plant has a capacity of 550 million pounds per year, and our Geismar PVC plant has a capacity of 600 million pounds per year.
Our European vinyls manufacturing sites consist of five facilities in Germany and one facility in the United Kingdom, and include two state-of-the-art membrane chlor-alkali plants, two VCM plants and six PVC plants. The chlor-alkali plants have a combined capacity of 950 million pounds of chlorine and 1.0 billion pounds of caustic soda per year, the VCM plants have a combined capacity of 1.5 billion pounds per year and the PVC plants have a combined capacity of 1.7 billion pounds per year.
As of February 18, 2015, we owned 12 building products plants, consisting of eight PVC pipe plants, two specialty PVC pipe and foundation building products plants and two profiles plants producing PVC fence, decking, windows and door profiles. The majority of our plants are strategically located near major markets and serve customers throughout the United States and Canada. The combined capacity of our building product plants is 1.2 billion pounds per year.
We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.
Headquarters
Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 17 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2015 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Item 1, "Business—Environmental and Other Regulation," we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 67). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge Is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 65). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 58). Mr. Bender has been our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been the Senior Vice President, Chief Financial Officer and a director of Westlake Partners' general partner since its formation in March 2014. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 58). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
David R. Hansen (age 64). Mr. Hansen has been our Senior Vice President, Administration, since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also our Secretary. In addition, Mr. Hansen has been the Senior Vice President, Administration, of Westlake Partners' general partner since July 2014. Prior to joining us in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has over 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.
Jeffrey L. Taylor (age 61). Mr. Taylor has been our Senior Vice President, Polyethylene since April 2008. From January 2003 to April 2008, Mr. Taylor served as our Vice President, Polyethylene. Mr. Taylor joined us in March 2002 as Manager, Polyethylene Marketing. Mr. Taylor joined us after a 25-year career with Chevron Phillips Chemical Company where he served as the Vice President, Polyethylene, Americas from 2000 to 2001 and Marketing Manager-Polyethylene from 1999 to 2000. During his career, he has held a variety of sales, marketing, operations and general management assignments. He is a graduate of the University of Delaware with a B.S. in Business Administration and a B.A. in Mathematics.

Lawrence E. (Skip) Teel (age 56). Mr. Teel has been our Senior Vice President, Olefins since July 2014. In addition, Mr. Teel has been the Senior Vice President, Olefins of Westlake Partners' general partner since July 2014. From July 2012 to July 2014, Mr. Teel served as our Vice President, Olefins. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
L. Benjamin Ederington (age 44). Mr. Ederington has been our Vice President, General Counsel and Corporate Secretary since October 2013. In addition, Mr. Ederington has been the Vice President, General Counsel, Corporate Secretary and a director of Westlake Partners' general partner since its formation in March 2014. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013, interim Director of Government Affairs from March 2010 to April 2011 and Lead Counsel, Chemicals from December 2007 to March 2010. He began his legal career more than 18 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 50). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 64). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. In addition, Mr. Mangieri has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since its formation in March 2014. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 18, 2015, there were 42 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2014
4th Quarter	$83.43	$53.67	$0.1650
3rd Quarter	97.96	84.22	0.1650
2nd Quarter	84.77	62.36	0.1260
1st Quarter	68.73	57.66	0.1260
Year Ended December 31, 2013
4th Quarter (1)	$61.04	$52.48	$0.1125
3rd Quarter (1)	53.41	48.86	0.1125
2nd Quarter (1)	48.97	39.31	0.0938
1st Quarter (1)	48.61	40.87	0.0938

______________________________

(1)
On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. Per share data for the prior year periods have been restated to reflect the effect of a two-for-one stock split.

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
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2014	245,316	$78.93	245,316	$13,234,000
November 2014	124,844	$65.32	124,844	$255,080,000
December 2014	65,506	$60.00	65,506	$251,150,000
Total	435,666	$72.18	435,666

______________________________

(1)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program. As of December 31, 2014, 1,924,713 shares (on a post-split basis) of our common stock had been acquired at an aggregate purchase price of approximately $98.9 million. On November 21, 2014, our Board of Directors approved a new $250.0 million stock repurchase program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. These programs may be discontinued by our Board of Directors at any time.
Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,179,402	$24.89	5,927,625
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,179,402	$24.89	5,927,625
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$4,415,350	$3,759,484	$3,571,041	$3,619,848	$3,171,787
Gross profit	1,317,350	1,101,438	736,960	559,006	482,683
Selling, general and administrative expenses	193,359	147,974	121,609	112,210	104,319
Income from operations	1,123,991	953,464	615,351	446,796	378,364
Interest expense	(37,352)	(18,082)	(43,049)	(50,992)	(39,875)
Debt retirement costs	—	—	(7,082)	—	—
Gain from sales of equity securities	—	—	16,429	—	—
Other (expense) income, net (2)	(2,721)	6,790	3,520	5,628	4,471
Income before income taxes	1,083,918	942,172	585,169	401,432	342,960
Provision for income taxes	398,902	331,747	199,614	142,466	121,567
Net income	685,016	610,425	385,555	258,966	221,393
Net income attributable to noncontrolling interests	6,493	—	—	—	—
Net income attributable to Westlake Chemical Corporation	$678,523	$610,425	$385,555	$258,966	$221,393
Earnings Per Share Attributable to Westlake Chemical Corporation: (3)
Basic	$5.09	$4.57	$2.89	$1.95	$1.68
Diluted	$5.07	$4.55	$2.88	$1.94	$1.67
Weighted average shares outstanding (3)
Basic	133,111,230	133,224,256	132,578,858	131,854,842	130,945,750
Diluted	133,643,414	133,779,250	133,282,990	132,600,316	131,353,328
Balance Sheet Data (end of period):
Cash and cash equivalents	$880,601	$461,301	$790,078	$825,901	$630,299
Marketable securities	—	239,388	124,873	—	—
Restricted cash	—	—	—	96,283	150,288
Working capital (4)	1,474,107	1,244,224	1,352,903	1,391,561	1,152,382
Total assets	5,213,990	4,060,909	3,412,196	3,266,821	2,954,144
Total debt	763,997	763,879	763,761	764,563	764,482
Total Westlake Chemical Corporation stockholders' equity	2,911,511	2,418,603	1,872,256	1,756,312	1,505,070
Cash dividends declared per share (3) (5)	$0.5820	$0.4125	$2.1363	$0.1373	$0.1210
Other Operating Data:
Cash flow from:
Operating activities	$1,032,376	$752,729	$612,087	$358,935	$282,958
Investing activities	(773,205)	(1,002,238)	(466,971)	(202,785)	(80,275)
Financing activities	164,640	(79,268)	(180,939)	39,452	182,024
Depreciation and amortization	208,486	157,808	144,541	131,397	128,732
Capital expenditures	431,104	679,222	386,882	176,843	81,269
EBITDA (6)	1,329,756	1,118,062	772,759	583,821	511,567

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands, except share amounts, per share data and volume data)
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,364	2,244	2,230	2,272	2,320
Styrene, feedstock and other	941	1,094	925	753	938
Vinyls Segment
PVC, caustic soda and other	3,174	1,995	1,822	1,749	1,542
Building products	572	487	423	403	593

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)
Other (expense) income, net is composed of interest income, income or loss from equity method investments, foreign exchange currency gains or losses, impairment of equity method investment, management fee income and other gains and losses.

(3)
On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. All share amounts and per share data for the prior years have been restated to reflect the effect of a two-for-one stock split.

(4)	Working capital equals current assets less current liabilities.

(5)	Cash dividends declared for the year ended December 31, 2012 includes a special dividend of $1.875 per share (on a post-split basis) paid on December 12, 2012.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(dollars in thousands)
EBITDA	$1,329,756	$1,118,062	$772,759	$583,821	$511,567
Less:
Provision for income taxes	(398,902)	(331,747)	(199,614)	(142,466)	(121,567)
Interest expense	(37,352)	(18,082)	(43,049)	(50,992)	(39,875)
Depreciation and amortization	(208,486)	(157,808)	(144,541)	(131,397)	(128,732)
Net income	685,016	610,425	385,555	258,966	221,393
Changes in operating assets and liabilities and other	273,083	34,453	244,683	76,898	40,134
(Income) loss from equity method investments	(424)	199	3,005	(427)	(2,212)
Windfall tax benefits from share-based payment arrangements	(6,704)	(5,449)	(11,967)	(3,361)	(326)
Deferred income taxes	58,967	93,732	(5,793)	14,114	14,153
Write-off of debt issuance costs	—	—	1,277	—	—
Impairment of equity method investment	6,747	—	—	—	—
Impairment of long-lived assets	—	—	—	1,975	—
Gain from sales of equity securities	—	—	(16,429)	—	—
Loss from disposition of fixed assets	4,181	5,039	3,886	1,375	581
Stock-based compensation expense	9,261	6,966	6,127	6,391	6,164
Amortization of debt issuance costs	1,673	1,459	1,514	1,683	2,154
Provision for doubtful accounts	301	5,514	229	1,321	917
Other loss, net	275	391	—	—	—
Cash flows from operating activities	$1,032,376	$752,729	$612,087	$358,935	$282,958

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically integrated global manufacturer and marketer of petrochemicals, polymers and fabricated building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
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
Since 2009 and continuing through 2014, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. Looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted. However, with the significant drop in crude oil prices beginning the third quarter of 2014 and potentially continuing through 2015, we expect a reduction in the cost advantage enjoyed by North American ethane-based ethylene producers in 2015. Further, falling crude oil prices may create volatility in the North American and global markets, which may result in reduced prices and margins in 2015. On the other hand, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the completion of our new world-scale Geismar chlor-alkali plant and the ethane feedstock conversion and ethylene expansion project at OpCo's Calvert City ethylene plant have contributed to improved operating margins and cash flow for our Vinyls segment.
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2015 and beyond, our financial condition, results of operations or cash flows may still be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy. As we continue to manage our business in this environment, including the slowdown in construction activity in the United States and economic weakness in Europe, we have taken steps designed to address the changes in demand and margins in our Vinyls segment and its resulting impact on our operations by matching production with sales demand and continuing to operate our plants in an efficient manner. In addition, we continue to seek to manage our costs effectively.
We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt from external suppliers for use in production of basic chemicals in the olefins and vinyls chains. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane feedstock, natural gas, ethylene, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past, and which may do so in the future include:

•	the availability of feedstock from shale gas and oil drilling;

•	supply and demand for crude oil;

•	shortages of raw materials due to increasing demand;

•	ethane and liquefied natural gas exports;

•	capacity constraints due to higher construction costs for investments, construction delays, strike action or involuntary shutdowns;

•	the general level of business and economic activity; and

•	the direct or indirect effect of governmental regulation.
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
Our historical results have been significantly affected by our plant production capacity, our efficient use of that capacity and our ability to increase capacity. Since our inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of our cost of capital and its ability to improve efficiency or reduce operating costs. We also regularly look at acquisition opportunities that would be consistent with or complimentary to our overall business strategies. Depending on the size of the acquisition, any such acquisitions could require external financing.
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
Recent Developments
In February 2015, we entered into an agreement to acquire INEOS Chlor Vinyls Holdings B.V.'s 35.7% interest in Suzhou Huasu Plastics Co., Ltd., a PVC joint venture based near Shanghai. We currently own a 59% interest in this joint venture. The completion of this acquisition is subject to government approvals.
In March 2014, we formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, Westlake Partners completed its initial public offering of 12,937,500 common units at a price of $24.00 per unit. Net proceeds to Westlake Partners from the sale of the units was approximately $286.1 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $24.4 million. Westlake Partners' assets consist of a 10.6% limited partner interest in OpCo, as well as the general partner interest in OpCo. Prior to the IPO, OpCo's assets were wholly owned by us. OpCo's assets include (1) two ethylene production facilities at our Lake Charles site; (2) one ethylene production facility at our Calvert City site; and (3) a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu to our Longview site. We retained an 89.4% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of approximately $55.4 million for turnaround expenditures, to reimburse us approximately $151.7 million for capital expenditures incurred with respect to certain of the assets contributed to OpCo and to repay intercompany debt of approximately $78.9 million. The initial public offering represented the sale of 47.8% of the common units in Westlake Partners.
On July 31, 2014, we acquired Vinnolit from several entities associated with Advent International Corporation. Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of VCM and 1.0 billion pounds of caustic soda.
In April 2014, we completed a feedstock conversion and ethylene expansion project at OpCo's Calvert City ethylene plant. With the completion of this project, OpCo's Calvert City ethylene plant now utilizes relatively low-cost ethane feedstock and increased its capacity by approximately 180 million pounds annually. This expansion and feedstock conversion project enables us, through OpCo, to enhance our vinyl chain integration and leverage relatively low-cost ethane being developed in the Marcellus shale area.

On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014.
Results of Operations
Segment Data

	Year Ended December 31,
	2014	2013	2012

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$1,922,535	$1,750,292	$1,658,551
Styrene, feedstock and other	801,155	803,377	841,427
Total Olefins	2,723,690	2,553,669	2,499,978
Vinyls
PVC, caustic soda and other	1,203,332	800,658	743,275
Building products	488,328	405,157	327,788
Total Vinyls	1,691,660	1,205,815	1,071,063
Total	$4,415,350	$3,759,484	$3,571,041

Income (loss) from operations
Olefins	$1,013,825	$833,249	$552,762
Vinyls	142,740	154,684	85,942
Corporate and other	(32,574)	(34,469)	(23,353)
Total income from operations	1,123,991	953,464	615,351
Interest expense	(37,352)	(18,082)	(43,049)
Debt retirement costs	—	—	(7,082)
Gain from sales of equity securities	—	—	16,429
Other (expense) income, net	(2,721)	6,790	3,520
Provision for income taxes	398,902	331,747	199,614
Net income	685,016	610,425	385,555
Net income attributable to noncontrolling interests	6,493	—	—
Net income attributable to Westlake Chemical Corporation	$678,523	$610,425	$385,555
Diluted earnings per share (1)	$5.07	$4.55	$2.88

______________________________

(1)
Per share data for the prior years have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 8 to the consolidated financial statements for additional information.

	Year Ended December 31,
	2014		2013
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	+7.4%	-0.8%	+3.3%	-1.1%
Vinyls	+0.6%	+39.7%	+1.5%	+11.1%
Company average	+5.2%	+12.2%	+2.8%	+2.5%

	Year Ended December 31,
	2014	2013	2012
Average industry prices (1)
Ethane (cents/lb)	9.0	8.8	13.4
Propane (cents/lb)	24.7	23.7	23.7
Ethylene (cents/lb) (2)	58.4	57.1	56.9
Polyethylene (cents/lb) (3)	108.8	101.0	94.3
Styrene (cents/lb) (4)	82.1	83.2	77.0
Caustic ($/short ton) (5)	589.4	604.2	575.0
Chlorine ($/short ton) (6)	233.5	250.8	264.8
PVC (cents/lb) (7)	68.8	60.8	55.3

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)
Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical. During the first quarter of 2013, IHS Chemical discontinued the previous caustic soda industry index that we used. For comparability, the average 2012 caustic data is based on the current index.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the year ended December 31, 2014, net income attributable to Westlake Chemical Corporation was $678.5 million, or $5.07 per diluted share, on net sales of $4,415.4 million. This represents an increase in net income of $68.1 million, or $0.52 per diluted share, from 2013 net income attributable to Westlake Chemical Corporation of $610.4 million, or $4.55 per diluted share, on net sales of $3,759.5 million. Net income for the year ended December 31, 2014 was negatively impacted by Westlake Partners formation and initial public offering costs and the Vinnolit acquisition and associated costs aggregating approximately $26.0 million, after tax, and the recognition of the tax impact of current changes in state tax rates and other discrete tax items of $14.8 million. Net sales for the year ended December 31, 2014 increased $655.9 million to $4,415.4 million compared to net sales for 2013 of $3,759.5 million, primarily due to sales contributed by Vinnolit, our specialty PVC resin business, and North American Specialty Products, our specialty PVC pipe business, which we acquired in July 2014 and May 2013, respectively, higher sales prices for most of our major products and higher ethylene, caustic and polyethylene sales volumes, partially offset by lower ethylene co-products and styrene sales volumes. Income from operations was $1,124.0 million for the year ended December 31, 2014 as compared to $953.5 million for 2013, an increase of $170.5 million. Income from operations benefited mainly from improved olefins integrated product margins, primarily as a result of higher polyethylene sales prices and the increased ethylene production at our Lake Charles facility after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. The increase in income from operations for the year ended December 31, 2014 was partially offset by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City and Gendorf facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project.
2014 Compared with 2013
Net Sales. Net sales increased by $655.9 million, or 17.4%, to $4,415.4 million in 2014 from $3,759.5 million in 2013. This increase was mainly attributable to sales contributed by Vinnolit and North American Specialty Products, higher sales prices for most of our major products and higher ethylene, caustic and polyethylene sales volumes, partially offset by lower ethylene co-products and styrene sales volumes. Ethylene co-products sales volumes were lower in 2014, as compared to the prior year, primarily due to the planned shut-down of OpCo's Calvert City ethylene plant as a result of the feedstock conversion and ethylene expansion project, and the change to ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of such project in early 2014. Average sales prices for 2014 increased by 5.2% as compared to 2013. Overall sales volume increased by 12.2% in 2014 as compared to 2013.

Gross Profit. Gross profit margin percentage increased to 29.8% in 2014 from 29.3% in 2013. The improvement in gross profit margin percentage was mainly due to the improved olefins integrated product margins, primarily as a result of higher polyethylene sales prices and the increased ethylene production at our Lake Charles facility after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins benefited from an increase in sales prices that outpaced increases in feedstock and energy costs in 2014, as compared to the prior year. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 2.3% and 4.2% for ethane and propane, respectively, in 2014 as compared to 2013. Sales prices increased an average of 5.2% for 2014 as compared to 2013. The gross profit margin for 2014 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City and Gendorf facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $45.4 million, or 30.7%, in 2014 as compared to 2013. The increase was mainly attributable to general and administrative costs incurred by Vinnolit for the period from July 31, 2014 to December 31, 2014, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, partially offset by a decrease in the provision for doubtful accounts.
Interest Expense. Interest expense increased by $19.3 million to $37.4 million in 2014 from $18.1 million in 2013, largely due to decreased capitalized interest on major capital projects in 2014 as compared to 2013. Debt balances during 2014 remained relatively unchanged compared to 2013.
Other (Expense) Income, Net. Other (expense) income, net was net expense of $2.7 million in 2014 compared to net income of $6.8 million in 2013, primarily attributable to higher losses on foreign exchange and the partial impairment of an equity method investment, partially offset by higher income from our other equity method investments and net realized gains from the sales and maturities of available-for-sale securities.
Income Taxes. The effective income tax rate was 36.8% in 2014 as compared to 35.2% in 2013. The effective income tax rate for 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction. The effective income tax rate for 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by state tax credits and the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales increased by $170.0 million, or 6.7%, to $2,723.7 million in 2014 from $2,553.7 million in 2013, mainly due to higher sales prices and sales volumes for most of our major products, partially offset by lower styrene sales volumes. Average sales prices for the Olefins segment increased by 7.4% in 2014 as compared to 2013, while average sales volumes decreased marginally by 0.8% in 2014 as compared to 2013.
Income from Operations. Income from operations was $1,013.8 million in 2014 as compared to $833.2 million in 2013. This increase was predominantly driven by improved olefins integrated product margins, primarily as a result of the increased ethylene production at our Lake Charles facility after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins benefited from an increase in sales prices that outpaced increases in feedstock and energy costs as average sales prices for the Olefins segment increased by 7.4% in 2014 as compared to 2013. Trading activity for 2014 resulted in a loss of $9.7 million as compared to a gain of $5.4 million for 2013. Income from operations for 2013 was negatively impacted by the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Petro 2 ethylene unit.
Vinyls Segment
Net Sales. Net sales increased by $485.9 million, or 40.3%, to $1,691.7 million in 2014 from $1,205.8 million in 2013. This increase was primarily attributable to sales contributed by Vinnolit and North American Specialty Products, higher caustic sales volumes and higher PVC resin sales prices, partially offset by lower OpCo ethylene co-products sales volumes. OpCo's ethylene co-products sales volumes were lower in 2014, as compared to 2013, primarily due to the planned shutdown of OpCo's Calvert City ethylene plant as a result of the feedstock conversion and ethylene expansion project and the ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of such project. Average sales prices for the Vinyls segment increased marginally by 0.6% in 2014 as compared to 2013, while average sales volumes increased by 39.7% in 2014 as compared to 2013.
Income from Operations. Income from operations was $142.7 million in 2014 as compared to $154.7 million in 2013. This decrease was mainly caused by lost sales, lower production rates and the expensing of $27.1 million related to unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Gendorf and Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project. In addition, income from operations for 2014 was negatively impacted by the effect of selling higher cost Vinnolit inventory recorded at fair value and the severe winter weather experienced in early 2014, which resulted in significantly higher propane feedstock costs. The decrease was partially offset by lower feedstock costs at OpCo's Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project and the change in feedstock utilized from propane feedstock to lower-cost ethane feedstock, as compared to the prior year.
2013 Compared with 2012
Net Sales. Net sales increased by $188.5 million, or 5.3%, to $3,759.5 million in 2013 from $3,571.0 million in 2012. This increase was mainly attributable to higher sales volumes and sales prices for styrene, caustic and PVC resin, higher polyethylene sales prices and sales contributed by North American Specialty Products, partially offset by lower feedstock, ethylene and ethylene co-products sales volumes. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of the Petro 2 ethylene unit at our Lake Charles site. Average sales prices for 2013 increased by 2.8% as compared to 2012. Overall sales volume increased by 2.5% in 2013 as compared to 2012.
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
Olefins Segment
Net Sales. Net sales increased by $53.7 million, or 2.1%, to $2,553.7 million in 2013 from $2,500.0 million in 2012, mainly due to higher sales volumes for styrene and higher sales prices for polyethylene and styrene, partially offset by lower feedstock, ethylene and ethylene co-products sales volumes. Ethylene and ethylene co-product sales volumes were lower primarily due to the first quarter 2013 turnaround and expansion of the Petro 2 ethylene unit. Styrene sales volumes for 2012 were negatively impacted by a planned outage of our styrene plant in Lake Charles. Average sales prices for the Olefins segment increased by 3.3% in 2013 as compared to 2012, while average sales volumes decreased by 1.1% in 2013 as compared to 2012.
Income from Operations. Income from operations was $833.2 million in 2013 as compared to $552.8 million in 2012. This increase was mainly attributable to higher olefins integrated product margins as compared to 2012, primarily as a result of significantly lower ethane costs. Income from operations for 2013 was negatively impacted by the lost production and the expensing of $19.9 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Petro 2 ethylene unit. Trading activity for 2013 resulted in a gain of $5.4 million as compared to a loss of $11.6 million for 2012.
Vinyls Segment
Net Sales. Net sales increased by $134.7 million, or 12.6%, to $1,205.8 million in 2013 from $1,071.1 million in 2012. This increase was primarily attributable to higher sales volumes and sales prices for PVC resin and caustic and sales contributed by North American Specialty Products. Average sales prices for the Vinyls segment increased by 1.5% in 2013 as compared to 2012, while average sales volumes increased by 11.1% in 2013 as compared to 2012.
Income from Operations. Income from operations was $154.7 million in 2013, an increase of $68.8 million when compared to the 2012 income from operations of $85.9 million. This increase was predominantly driven by lower feedstock costs, higher sales volumes for PVC resin and higher operating rates as compared to 2012, partially offset by pre-operating expenses incurred for the Geismar chlor-alkali plant of $11.1 million and North American Specialty Products' acquisition-related costs, including the effect of selling higher cost inventory recorded at fair value, of $5.8 million, or $0.03 per diluted share, after tax. Income from operations for 2012 was negatively impacted by the lost production, lost sales and unabsorbed manufacturing and other costs associated with the unscheduled shut down at our Geismar vinyls facility.
Cash Flows
Operating Activities
Operating activities provided cash of $1,032.4 million in 2014 compared to $752.7 million in 2013. The $279.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes, as compared to 2013. Income from operations increased by $170.5 million in 2014 as compared to 2013 primarily as a result of higher olefins integrated product margins as compared to the prior year, partially offset by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City and Gendorf facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project. Cash flows from operating activities for 2014 were also negatively impacted by costs associated with the formation and initial public offering of Westlake Partners and costs associated with the Vinnolit acquisition. Cash flows from operating activities for 2013 were negatively impacted by deferred turnaround costs from the turnaround of the Petro 2 ethylene unit. Changes in components of working capital, which we define for purposes of this cash flow discussion as net accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $69.6 million in 2014, compared to $63.2 million of cash used in 2013, a favorable change of $132.8 million. The change was mainly attributable to a decrease in inventory during 2014 as compared to 2013, primarily due to less higher-cost propane held in inventory, as raw materials or in finished goods, at the end of the year. In addition, Vinnolit's inventory decreased during the period from July 31, 2014 to December 31, 2014 as higher cost inventory recorded at fair value was sold.
Operating activities provided cash of $752.7 million in 2013 compared to $612.1 million in 2012. The $140.6 million increase in cash flows from operating activities was mainly due to an increase in income from operations and an increase in deferred income taxes, partially offset by an increase in the use of cash for working capital and deferred turnaround costs from the turnaround of the Petro 2 ethylene unit, as compared to 2012. Income from operations increased by $338.1 million in 2013 as compared to 2012 primarily as a result of higher olefins and vinyls integrated product margins. Deferred income taxes increased mainly due to a tax benefit related to increased tax depreciation associated with the expansion of the Petro 2 ethylene unit at our Lake Charles site and the start up of our new Geismar chlor-alkali plant. Changes in components of working capital used cash of $63.2 million in 2013, compared to $115.5 million of cash provided in 2012, an unfavorable change of $178.7 million. The change was primarily caused by an increase in inventory during the 2013 period and higher accounts receivable balances largely attributable to an increase in average sales prices and sales volumes during 2013 as compared to 2012.
Investing Activities
Net cash used for investing activities during 2014 was $773.2 million as compared to net cash used of $1,002.2 million in 2013, primarily related to lower capital expenditures in 2014 compared to 2013. Capital expenditures were $431.1 million in 2014 compared to $679.2 million in 2013, a decrease mainly attributable to the completion of the new chlor-alkali plant at our Geismar site in December 2013. Capital expenditures in 2014 were mainly incurred on the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of the Petro 1 ethylene unit at our Lake Charles site. Capital expenditures in 2013 were mainly incurred on the construction of the new Geismar chlor-alkali plant, the expansion of the Petro 2 ethylene unit at our Lake Charles site and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City site. The remaining capital expenditures in 2014 and 2013 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We used $611.1 million, net of cash acquired, for the acquisition of Vinnolit. Purchases of securities in 2014 totaled $117.3 million and were comprised of corporate and U.S. government debt securities and equity securities. We also received aggregate proceeds of $342.0 million from the sales and maturities of our investments in 2014. The 2013 activity was primarily related to the acquisition of our specialty PVC pipe business and the purchases of, and the receipt of proceeds from the maturities of, short-term commercial paper.
Net cash used for investing activities during 2013 was $1,002.2 million as compared to net cash used of $467.0 million in 2012. The increase was primarily related to higher capital expenditures in 2013 than in 2012, the acquisition of our specialty

PVC pipe business for $178.3 million and increased investment in marketable securities in 2013. Capital expenditures were $679.2 million in 2013 compared to $386.9 million in 2012. The higher capital expenditures in 2013 were largely attributable to the construction of the new chlor-alkali plant at our Geismar site, the feedstock conversion, PVC plant expansion and ethylene furnaces modernization projects at our Calvert City site and the expansion of the Petro 2 ethylene unit at our Lake Charles site. Capital expenditures in 2012 were mainly incurred on the construction of the new Geismar chlor-alkali plant and the expansion of the Petro 2 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2013 and 2012 primarily related to projects to improve production capacity or reduce costs and maintenance, safety and environmental projects at our various facilities. Purchases of securities in 2013 totaled $367.2 million and were comprised of short-term commercial paper and corporate and U.S. government debt securities. We also received aggregate proceeds of $252.5 million from sales and maturities of securities in 2013.
Financing Activities
Net cash provided by financing activities during 2014 was $164.6 million as compared to net cash used of $79.3 million in 2013. Net proceeds from the issuance of Westlake Partners common units was $286.1 million. The initial public offering represented the sale of 47.8% of the common units in Westlake Partners. See Note 18 to the consolidated financial statements for further discussion of Westlake Partners and its initial public offering. The remaining 2014 activity was primarily related to the $77.7 million payment of cash dividends, the $52.6 million of cash used for the repurchases of shares of our common stock, distributions to the public unit holders of Westlake Partners common units and fees incurred in connection with the amendment and restatement of our revolving credit facility in July 2014, partially offset by proceeds of $5.5 million from the exercise of stock options. The 2013 activity was mainly related to the $55.2 million payment of cash dividends and the $32.9 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds from the exercise of stock options.
Net cash used for financing activities during 2013 was $79.3 million as compared to net cash used of $180.9 million in 2012. The 2013 activity was primarily related to a $55.2 million payment of cash dividends and $32.9 million of repurchases of shares of our common stock, partially offset by proceeds of $3.4 million from the exercise of stock options. The 2012 activity was mainly related to proceeds received from the issuance of $250.0 million aggregate principal amount of 3.60% senior notes due 2022 (the "3.60% Notes Due 2022"), which was offset by the optional redemption of $250.0 million aggregate principal amount of 6 5/8% senior notes due 2016, the draw-down of our restricted cash and the receipt of proceeds from the exercise of stock options. The 2012 proceeds were more than offset by the $285.5 million payment of cash dividends, which included a special dividend payment of approximately $250.6 million, repurchases of shares of our common stock and debt issuance costs associated with the issuance of our 3.60% Notes Due 2022.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of the ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo currently plans to upgrade and expand the capacity of its Petro 1 ethylene unit at our Lake Charles site during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our and OpCo's revolving credit facility and other external financing. As of December 31, 2014, OpCo had incurred a total cost of approximately $53.1 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million (the "2011 Program"). As of December 31, 2014, we had repurchased 1,924,713 shares of our common stock (on a post-split basis) for an aggregate purchase price of approximately $98.9 million under the 2011 Program. During the three months ended December 31, 2014, we repurchased 435,666 shares of our common stock (on a post-split basis) for an aggregate purchase price of approximately $31.4 million under the 2011 Program. On November 21, 2014, we announced that our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). Purchases under the 2011 and 2014 Programs may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2011 and 2014 Programs will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2011 and 2014 Programs may be discontinued by our Board of Directors at any time.

We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of December 31, 2014, our cash and cash equivalents totaled $880.6 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2014, our long-term debt, including current maturities, totaled $764.0 million, consisting of $250.0 million principal amount of 3.60% Notes Due 2022 (less the unamortized discount of $0.9 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% Notes Due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of December 31, 2014, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2014, we were in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our normal operating needs for the foreseeable future.
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
At December 31, 2014, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of December 31, 2014, we had outstanding letters of credit totaling $31.4 million and borrowing availability of $368.6 million under the revolving credit facility.
Our revolving credit facility generally restricts our ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80.0 million; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60.0 million, and our fixed charge coverage ratio is at least 1.0:1 . However, we may make specified distributions up to an aggregate of $78.8 million in 2015, to be increased by 5% in each fiscal year thereafter, on an aggregate basis, for each fiscal year.
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
In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2014, we had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2014, we had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2014 and 2013 was 0.05% and 0.09%, respectively.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2014 relating to long-term debt, operating leases, capital leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter

	(dollars in millions)
Contractual Obligations
Long-term debt	$764.0	$—	$—	$—	$764.0
Operating leases	745.9	39.2	73.5	52.6	580.6
Capital leases	2.4	0.3	0.5	0.5	1.1
Pension benefits funding	122.9	2.7	6.3	7.4	106.5
Post-retirement healthcare benefits	15.7	1.8	4.1	3.9	5.9
Purchase obligations	4,149.2	481.5	520.8	286.6	2,860.3
Interest payments	673.2	42.4	84.8	84.8	461.2
Total	$6,473.3	$567.9	$690.0	$435.8	$4,779.6
Other Commercial Commitments
Standby letters of credit	$31.4	$31.4	$—	$—	$—
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
Capital Leases. This includes scheduled installments of principal and imputed interest on our capital lease obligations.
Pension Benefits Funding. We have defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries. See the discussion in Note 10 to the consolidated financial statements for more information.
Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 10 to the consolidated financial statements for more information.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. The amounts shown in the table above reflect our estimates based on the contractual quantities and the prices in effect under contractual agreements as of December 31, 2014.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2014 and assume contractual amortization payments.
Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $20.1 million issued to support commercial obligations and obligations under our insurance programs, including workers' compensation claims.
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
Long-Lived Assets. Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the United States and world economies, the cyclical nature of the chemical and refining industries and uncertainties associated with governmental actions.
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
The estimated useful lives of long-lived assets range from two to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $208.5 million, $157.8 million and $144.5 million in 2014, 2013 and 2012, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $0.3 million, $59.1 million and $16.5 million in 2014, 2013 and 2012, respectively. Amortization in 2014, 2013 and 2012 of previously deferred turnaround costs was $19.2 million, $17.7 million and $17.0 million, respectively. As of December 31, 2014, deferred turnaround costs, net of accumulated amortization, totaled $51.4 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2014, our recorded goodwill was $62.0 million, which was associated with the acquisitions of our specialty PVC pipe business and our Longview facilities. In addition, we record all derivative instruments, pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 10 and 13 to the consolidated financial statements for more information.
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2014, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 3.5% and 1.9%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% for U.S. plans is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. The non-U.S. plans are unfunded and, therefore, have no plan assets. As a result of the strong returns on U.S. plan assets during 2014 and the funding relief provided by the enactment of the Highway and Transportation Funding Act of 2014, we expect the minimum funding requirements for the U.S. pension plans to decrease in 2015. Additional information on the 2015 funding requirements and key assumptions underlying these benefit costs appear in Note 10 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2014
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$67.0	$122.7
Discount rate increases by 100 basis points	59.6	103.8
Discount rate decreases by 100 basis points	76.0	147.1
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
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 20 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Recent Accounting Pronouncements
See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2014, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $14.4 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have decreased our income before taxes by $0.3 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2014, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2014) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2014 was 0.05%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2014, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 based on those criteria.
During the year ended December 31, 2014, the Company acquired all the equity interests in Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"). In accordance with the SEC's published guidance, because the Company acquired Vinnolit during the current fiscal year, management has excluded Vinnolit from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Vinnolit's total assets and total net sales represent 15.7% and 9.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2014 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the accompanying Management's Report on Internal Control over Financial Reporting, management has excluded Vinnolit Holdings GmbH from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Vinnolit Holdings GmbH from our audit of internal control over financial reporting. Vinnolit Holdings GmbH is a wholly-owned subsidiary whose total assets and total net sales represent 15.7% and 9.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2015

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$880,601	$461,301
Marketable securities	—	239,388
Accounts receivable, net	560,666	428,457
Inventories	525,776	471,879
Prepaid expenses and other current assets	11,807	13,888
Deferred income taxes	32,437	34,169
Total current assets	2,011,287	1,649,082
Property, plant and equipment, net	2,757,557	2,088,014
Equity investments	61,305	66,875
Other assets, net
Intangible assets, net	218,431	159,046
Deferred charges and other assets, net	165,410	97,892
Total other assets, net	383,841	256,938
Total assets	$5,213,990	$4,060,909

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$261,062	$249,613
Accrued liabilities	276,118	155,245
Total current liabilities	537,180	404,858
Long-term debt	763,997	763,879
Deferred income taxes	536,066	437,976
Other liabilities	174,859	35,593
Total liabilities	2,012,102	1,642,306
Commitments and contingencies (Notes 7 and 20)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,679,064 and 134,580,208 shares issued at December 31, 2014 and 2013, respectively (Note 8)	1,347	1,346
Common stock, held in treasury, at cost; 1,787,546 and 1,252,922 shares at December 31, 2014 and 2013, respectively (Note 8)	(96,372)	(46,220)
Additional paid-in capital	530,441	511,432
Retained earnings	2,555,528	1,954,661
Accumulated other comprehensive loss	(79,433)	(2,616)
Total Westlake Chemical Corporation stockholders' equity	2,911,511	2,418,603
Noncontrolling interests	290,377	—
Total equity	3,201,888	2,418,603
Total liabilities and equity	$5,213,990	$4,060,909

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

	(in thousands of dollars, except share amounts and per share data)
Net sales	$4,415,350	$3,759,484	$3,571,041
Cost of sales	3,098,000	2,658,046	2,834,081
Gross profit	1,317,350	1,101,438	736,960
Selling, general and administrative expenses	193,359	147,974	121,609
Income from operations	1,123,991	953,464	615,351
Other income (expense)
Interest expense	(37,352)	(18,082)	(43,049)
Debt retirement costs	—	—	(7,082)
Gain from sales of equity securities	—	—	16,429
Other (expense) income, net	(2,721)	6,790	3,520
Income before income taxes	1,083,918	942,172	585,169
Provision for income taxes	398,902	331,747	199,614
Net income	685,016	610,425	385,555
Net income attributable to noncontrolling interests	6,493	—	—
Net income attributable to Westlake Chemical Corporation	$678,523	$610,425	$385,555
Earnings per common share attributable to Westlake Chemical Corporation (Note 8):
Basic	$5.09	$4.57	$2.89
Diluted	$5.07	$4.55	$2.88

Weighted average shares outstanding (Note 8)
Basic	133,111,230	133,224,256	132,578,858
Diluted	133,643,414	133,779,250	133,282,990

Dividends per common share (Note 8)	$0.5820	$0.4125	$2.1363

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012

	(in thousands of dollars)
Net income	$685,016	$610,425	$385,555
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(25,766)	12,969	(4,301)
Amortization of benefits liability	924	2,712	2,340
Income tax benefit (provision) on pension and other post-retirement benefits liability	8,096	(6,026)	753
Foreign currency translation adjustments	(60,128)	(1,607)	623
Available-for-sale investments
Unrealized holding gains on investments	1,301	256	14,582
Reclassification of net realized (gains) loss to net income	(1,212)	19	(16,429)
Income tax (provision) benefit on available-for-sale investments	(32)	(99)	662
Other comprehensive (loss) income	(76,817)	8,224	(1,770)
Comprehensive income	608,199	618,649	383,785
Comprehensive income attributable to noncontrolling interests, net of tax	6,493	—	—
Comprehensive income attributable to Westlake Chemical Corporation	$601,706	$618,649	$383,785

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Noncontrolling Interests	Total

	(in thousands of dollars, except share amounts)
Balances at December 31, 2011	133,203,818	$1,332	139,632	$(2,518)	$467,130	$1,299,438	$(15,143)	$4,888	$1,185	—	$1,756,312
Net income	—	—	—	—	—	385,555	—	—	—	—	385,555
Other comprehensive (loss) income	—	—	—	—	—	—	(1,208)	623	(1,185)	—	(1,770)
Common stock repurchased	—	—	429,354	(10,784)	—	—	—	—	—	—	(10,784)
Shares issued - stock based compensation	1,170,630	12	—	—	10,358	—	—	—	—	—	10,370
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	18,094	—	—	—	—	—	18,094
Dividends paid	—	—	—	—	—	(285,521)	—	—	—	—	(285,521)
Balances at December 31, 2012	134,374,448	1,344	568,986	(13,302)	495,582	1,399,472	(16,351)	5,511	—	—	1,872,256
Net income	—	—	—	—	—	610,425	—	—	—	—	610,425
Other comprehensive income (loss)	—	—	—	—	—	—	9,655	(1,607)	176	—	8,224
Common stock repurchased	—	—	683,936	(32,918)	—	—	—	—	—	—	(32,918)
Shares issued - stock based compensation	205,760	2	—	—	3,435	—	—	—	—	—	3,437
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	12,415	—	—	—	—	—	12,415
Dividends paid	—	—	—	—	—	(55,236)	—	—	—	—	(55,236)
Balances at December 31, 2013	134,580,208	1,346	1,252,922	(46,220)	511,432	1,954,661	(6,696)	3,904	176	—	2,418,603
Net income	—	—	—	—	—	678,523	—	—	—	6,493	685,016
Other comprehensive income (loss)	—	—	—	—	—	—	(16,746)	(60,128)	57	—	(76,817)
Common stock repurchased	—	—	671,791	(52,630)	—	—	—	—	—	—	(52,630)
Shares issued - stock based compensation	98,856	1	(137,167)	2,478	3,045	—	—	—	—	—	5,524
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	15,964	—	—	—	—	—	15,964
Dividends paid	—	—	—	—	—	(77,656)	—	—	—	—	(77,656)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,204)	(2,204)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	—	—	—	—	286,088	286,088
Balances at December 31, 2014	134,679,064	$1,347	1,787,546	$(96,372)	$530,441	$2,555,528	$(23,442)	$(56,224)	$233	$290,377	$3,201,888
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(in thousands of dollars)
Cash flows from operating activities
Net income	$685,016	$610,425	$385,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	208,486	157,808	144,541
Provision for doubtful accounts	301	5,514	229
Amortization of debt issuance costs	1,673	1,459	1,514
Stock-based compensation expense	9,261	6,966	6,127
Loss from disposition of fixed assets	4,181	5,039	3,886
Gain from sales of equity securities	—	—	(16,429)
Impairment of equity method investment	6,747	—	—
Write-off of debt issuance costs	—	—	1,277
Deferred income taxes	58,967	93,732	(5,793)
Windfall tax benefits from share-based payment arrangements	(6,704)	(5,449)	(11,967)
(Income) loss from equity method investments, net of dividends	(424)	199	3,005
Other loss, net	275	391	—
Changes in operating assets and liabilities
Accounts receivable	33,161	(14,830)	6,450
Inventories	51,087	(46,633)	91,479
Prepaid expenses and other current assets	7,461	(475)	(2,205)
Accounts payable	(97,237)	13,820	(12,725)
Accrued liabilities	74,989	(15,147)	32,381
Other, net	(4,864)	(60,090)	(15,238)
Net cash provided by operating activities	1,032,376	752,729	612,087
Cash flows from investing activities
Acquisition of business, net of cash acquired	(611,087)	(178,309)	—
Additions to equity investments	—	(23,338)	—
Additions to property, plant and equipment	(431,104)	(679,222)	(386,882)
Construction of assets pending sale-leaseback	—	(136)	(4,308)
Proceeds from disposition of assets	181	151	471
Proceeds from repayment of loan acquired	45,923	—	—
Proceeds from repayment of loan to affiliate	—	167	1,192
Proceeds from sale-leaseback of assets	—	—	2,304
Proceeds from sales and maturities of securities	342,045	252,519	47,655
Purchase of securities	(117,332)	(367,150)	(127,834)
Settlements of derivative instruments	(1,831)	(6,920)	431
Net cash used for investing activities	(773,205)	(1,002,238)	(466,971)
Cash flows from financing activities
Capitalized debt issuance costs	(1,186)	—	(2,221)
Dividends paid	(77,656)	(55,236)	(285,521)
Distributions to noncontrolling interests	(2,204)	—	—
Net proceeds from issuance of Westlake Chemical Partners LP common units	286,088	—	—
Proceeds from debt issuance	—	—	248,818
Proceeds from exercise of stock options	5,524	3,437	10,369
Repayment of debt	—	—	(250,000)
Repurchase of common stock for treasury	(52,630)	(32,918)	(10,784)
Utilization of restricted cash	—	—	96,433
Windfall tax benefits from share-based payment arrangements	6,704	5,449	11,967
Net cash provided by (used for) financing activities	164,640	(79,268)	(180,939)
Effect of exchange rate changes on cash and cash equivalents	(4,511)	—	—
Net increase (decrease) in cash and cash equivalents	419,300	(328,777)	(35,823)
Cash and cash equivalents at beginning of the year	461,301	790,078	825,901
Cash and cash equivalents at end of the year	$880,601	$461,301	$790,078

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Corporation (the "Company") operates as an integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and fabricated building products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America and Europe. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.
Formation and Initial Public Offering of a Master Limited Partnership
In March 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). Westlake Partners' assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly owned by the Company. OpCo's assets include (1) two ethylene production facilities at the Company's Lake Charles, Louisiana site; (2) one ethylene production facility at the Company's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. The Company retained an 89.4% limited partner interest in OpCo and a significant interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from equity investments included in retained earnings were $5,619 as of December 31, 2014.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $7,059, $25,932 and $7,706 for the years ended December 31, 2014, 2013 and 2012, respectively. Repair and maintenance costs are charged to operations as incurred.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2014, the Company's recorded goodwill was $62,016. See Note 6 for more information on the Company's annual goodwill impairment tests.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured. For domestic contracts, title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. For export contracts, the title and risk of loss passes to customers at the time specified by each contract. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company's debt at December 31, 2014 differs from the carrying value due to the Company's fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 13 for more information on the fair value of financial instruments.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Other
Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 6) are amortized over periods ranging from two to 20 years using the straight-line method.
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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
In August 2014, the FASB issued an accounting standards update on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The new accounting guidance requires

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The accounting standard will be effective for reporting periods ending after December 15, 2016 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
Pushdown Accounting
In November 2014, the FASB issued an accounting standards update providing an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of a change-in-control event. Further, an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event. The election to apply pushdown accounting may be made in the reporting period in which the change-in-control event occurs or upon the occurrence of another change-in-control event in a subsequent period. Once pushdown accounting is applied to an individual change-in-control event, the election is irrevocable. The Company adopted this guidance as of November 18, 2014, and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $509,811 and $263,967 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2014 and 2013, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities at December 31 were classified as follows:

	2014	2013
Current	$—	$239,388
Non-current	15,414	—
Total available-for-sale securities	$15,414	$239,388
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,050	$364	$—	$15,414
Total available-for-sale securities	$15,050	$364	$—	$15,414

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$108,300	$340	$(69)	$108,571
U.S. government debt (2)	106,335	60	(79)	106,316
Asset-backed securities	24,478	34	(11)	24,501
Total available-for-sale securities	$239,113	$434	$(159)	$239,388

______________________________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

As of December 31, 2014 and December 31, 2013, net unrealized gains on the Company's available-for-sale securities of $233 and $176, respectively, net of income tax expense of $131 and $99, respectively, were recorded in accumulated other comprehensive income. See Note 13 for the fair value hierarchy of the Company's available-for-sale securities.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the year ended December 31, 2012.

	Year Ended December 31,
	2014	2013
Proceeds from sales and maturities of securities	$342,045	$7,770
Gross realized gains	1,311	$20
Gross realized losses	(99)	$(39)
3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2014	2013
Trade customers	$525,546	$410,302
Affiliates	437	315
Allowance for doubtful accounts	(13,468)	(11,741)
	512,515	398,876
Federal and state taxes	8,919	20,820
Other	39,232	8,761
Accounts receivable, net	$560,666	$428,457
4. Inventories
Inventories consist of the following at December 31:

	2014	2013
Finished products	$300,909	$232,658
Feedstock, additives and chemicals	158,635	180,646
Materials and supplies	66,232	58,575
Inventories	$525,776	$471,879
5. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2014	2013
Land	$21,211	$18,576
Building and improvements	244,101	173,933
Plant and equipment	3,454,462	2,829,049
Other	213,707	180,452
	3,933,481	3,202,010
Less: Accumulated depreciation	(1,531,331)	(1,379,255)
	2,402,150	1,822,755
Construction in progress	355,407	265,259
Property, plant and equipment, net	$2,757,557	$2,088,014
Depreciation expense on property, plant and equipment of $174,173, $129,222 and $120,924 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Other assets consist of the following at December 31:

	2014			2013			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Licenses and intellectual property	$82,611	$(35,732)	$46,879	$63,765	$(43,190)	$20,575	16
Trademarks	42,790	(759)	42,031	6,361	—	6,361	19
Customer relationships	75,249	(17,374)	57,875	75,249	(12,176)	63,073	14
Goodwill	62,016	—	62,016	62,016	—	62,016
Other	16,501	(6,871)	9,630	11,858	(4,837)	7,021	7
Total intangible assets	279,167	(60,736)	218,431	219,249	(60,203)	159,046
Available-for-sale investments	15,414	—	15,414	—	—	—
Cost-method investments	57,147	—	57,147	—	—	—
Notes receivable from affiliate	1,025	—	1,025	1,025	—	1,025
Turnaround costs	107,892	(56,493)	51,399	107,732	(37,276)	70,456	5
Debt issuance costs	20,406	(11,282)	9,124	19,220	(9,608)	9,612	13
Other	49,546	(18,245)	31,301	31,288	(14,489)	16,799	3
Total deferred charges and other assets	251,430	(86,020)	165,410	159,265	(61,373)	97,892
Other assets, net	$530,597	$(146,756)	$383,841	$378,514	$(121,576)	$256,938
Amortization expense on other assets of $35,986, $30,045 and $25,131 is included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
Scheduled amortization of intangible assets for the next five years is as follows: $12,315, $12,087, $11,491, $11,191 and $10,036 in 2015, 2016, 2017, 2018 and 2019, respectively.
Goodwill
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for the Olefins and Vinyls segments' goodwill in October 2014 and April 2014, respectively, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the Olefins or Vinyls segments' goodwill since the goodwill was initially recorded. The gross carrying amounts of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2012	$29,990	$—	$29,990
Goodwill acquired during the year	—	32,026	32,026
Balance at December 31, 2013	29,990	32,026	62,016
Changes in goodwill during the year	—	—	—
Balance at December 31, 2014	$29,990	$32,026	$62,016
Olefins Segment Goodwill
The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2015 to 2023, to reflect the cyclicality of the Company's olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including its strategic and operational plans. Other significant

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the Olefins segment decreased by 10%, the carrying value of the Olefins segment would not exceed its fair value.
Vinyls Segment Goodwill
The fair value of the pipe and foundation building products business, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a 10-year forecast, from 2014 to 2023, to reflect the cyclicality of the North American housing and construction markets as the Company's pipe and foundation building products business is significantly influenced by said markets. The forecast was based on historical results and estimates by management, including its strategic and operational plans, and assumed a gradual increase in financial performance based on a housing market recovery in the United States. The future cash flows were discounted to present value using a discount rate of 11.5%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the reporting unit decreased by 10%, the carrying value of the reporting unit would not exceed its fair value.
7. Long-Term Debt
Long-term debt consists of the following at December 31:

	2014	2013
3.60% senior notes due 2022	$249,108	$248,990
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$763,997	$763,879
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. In July 2014, the Company entered into a third amendment and restatement to the revolving credit facility. The amendment and restatement extended the scheduled maturity date of the facility from September 16, 2016 to July 17, 2019, reduced the interest rate and facility fee payable under the facility and amended the covenants restricting the Company's ability to make distributions and acquisitions and make investments, among other things. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

At December 31, 2014, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of December 31, 2014, the Company had outstanding letters of credit totaling $31,392 and borrowing availability of $368,608 under the revolving credit facility.
The Company's revolving credit facility generally restricts the Company's ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80,000; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60,000, and the Company's fixed charge coverage ratio is at least 1.0:1. However, the Company may make specified distributions up to an aggregate of $78,750 in 2015, to be increased by 5% in each fiscal year thereafter, on a aggregate basis, for each fiscal year.
In order to make acquisitions or investments, the Company's revolving credit facility provides that (1) the Company must maintain a minimum borrowing availability of at least the greater of $60,000 or 15% of the total bank commitments under its revolving credit facility or (2) the Company must maintain a minimum borrowing availability of at least the greater of $50,000 or 12.5% of the total bank commitments under the Company's revolving credit facility and meet a minimum fixed charge coverage ratio of 1.0:1 under its revolving credit facility. Notwithstanding the foregoing, the Company may make investments in the aggregate up to the greater of $50,000 and 1.25% of tangible assets and acquisitions in the aggregate up to the greater of $100,000 and 2.5% of tangible assets, if, on a pro forma basis after giving effect to the acquisition or investment, either (X) the borrowing availability under the facility equals or exceeds the greater of (A) 12.5% of the total bank commitments under the facility and (B) $50,000, but is less than the greater of (A) 15% of the total bank commitments and (B) $60,000, or (Y) the Company's fixed charge coverage ratio is at least 1.0:1.
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
In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032 and the 6 ½% GO Zone Senior Notes Due 2035 (collectively, and including the 6 ½% IKE Zone Senior Notes Due 2035, the "Senior Notes") in excess of $5,000 are guarantors of the bonds. As of December 31, 2014, the Company had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2014, the Company had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company's fixed charge coverage ratio is

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company's regular quarterly dividend of up to $0.10 per share. If the restrictions were currently effective, distributions in excess of $100,000 would not be allowed unless, after giving pro forma effect to the distribution, the Company's fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company's consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company's common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2014 and 2013 was 0.05% and 0.09%, respectively.
As of December 31, 2014, the Company was in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, the waste disposal revenue bonds and its revolving credit facility.
The weighted average interest rate on all long-term debt was 5.5% at December 31, 2014 and 2013.
As of December 31, 2014, the Company had no maturities of long-term debt until 2022.
8. Stockholders' Equity
The Company's board of directors has declared regular quarterly dividends to holders of its common stock aggregating $77,656, $55,236 and $34,877 for the years ended December 31, 2014, 2013 and 2012, respectively. On November 16, 2012, in addition to a regular quarterly dividend of $0.0938 per share (on a post-split basis), the Company's board of directors declared a special dividend of $1.875 per share (on a post-split basis) to shareholders of record as of November 29, 2012. This special dividend, totaling $250,644 in aggregate, was paid on December 12, 2012.
Common Stock
Each share of common stock entitles the holder to one vote on all matters on which holders are permitted to vote, including the election of directors. There are no cumulative voting rights. Accordingly, holders of a majority of the total votes entitled to vote in an election of directors will be able to elect all of the directors standing for election. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of the common stock will share equally on a per share basis any dividends when, as and if declared by the board of directors out of funds legally available for that purpose. If the Company is liquidated, dissolved or wound up, the holders of the Company's common stock will be entitled to a ratable share of any distribution to stockholders, after satisfaction of all the Company's liabilities and of the prior rights of any outstanding class of the Company's preferred stock. The Company's common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company's common stock.
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
On May 16, 2014, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, par value $0.01 per share. The Company is now authorized to issue 300,000,000 shares of common stock, par value $0.01 per share, of which 134,679,064 and 134,580,208 shares (on a post-split basis) were issued as of December 31, 2014 and 2013, respectively.

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
Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company's common stock totaling $100,000 (the "2011 Program"). Purchases under the 2011 Program began in September 2011. The total number of shares (on a post-split basis) repurchased by the Company under the 2011 Program was 671,791, 683,936 and 429,354 for the years ended December 31, 2014, 2013 and 2012, respectively. On November 21, 2014, the Company's Board of Directors approved an additional $250,000 share repurchase program (the "2014 Program"). Any shares repurchased under the 2011 and 2014 Programs are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in May 2014, the Company began delivering treasury shares to employees and nonemployee directors for options exercised and for the settlement of restricted stock units. The cost of treasury shares delivered was determined using the specific identification method.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2012	$(16,351)	$5,511	$—	$(10,840)
Other comprehensive income (loss) before reclassifications	7,986	(1,607)	164	6,543
Amounts reclassified from accumulated other comprehensive loss	1,669	—	12	1,681
Net other comprehensive income (loss) for the year	9,655	(1,607)	176	8,224
Balances at December 31, 2013	(6,696)	3,904	176	(2,616)
Other comprehensive (loss) income before reclassifications	(17,314)	(60,128)	834	(76,608)
Amounts reclassified from accumulated other comprehensive loss	568	—	(777)	(209)
Net other comprehensive (loss) income for the year	(16,746)	(60,128)	57	(76,817)
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2014	2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$(347)	$(381)
Net loss	(1)	(577)	(2,331)
		(924)	(2,712)
	Provision for income taxes	356	1,043
		$(568)	$(1,669)
Net unrealized gains on available-for-sale investments
Realized gain (loss) on available-for-sale investments	Other income, net	$1,212	$(19)
	Provision for income taxes	(435)	7
		$777	$(12)
Total reclassifications for the period		$209	$(1,681)

______________________________

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, see Note 10.
10. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering all U.S. regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches 100% of an employee's contribution up to the first 4% of such employee's compensation. The Company may, at its discretion, make an additional non-matching contribution in an amount as the board of directors may determine. For the years ended December 31, 2014, 2013 and 2012, the Company charged approximately $6,856, $6,022 and $5,180, respectively, to expense for these contributions.
Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary and certain employees of another subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2014, 2013 and 2012, the Company charged approximately $8,309, $6,227 and $6,310, respectively, to expense for these contributions.
Non-U.S. Plans
As a result of the Vinnolit acquisition, the Company assumed various defined contribution plans in Germany, the United Kingdom, Italy and Belgium. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the period from July 31, 2014 to December 31, 2014, the Company charged approximately $416 to expense for its contributions to these plans.
Defined Benefit Plans
U.S. Plans
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
In December 2014, the Company announced a plan amendment to one of the Company's defined benefit pension plans. Under the plan amendment, no additional benefits may be earned by participants after January 31, 2015 and participants' accrued benefit will freeze at the level earned as of January 31, 2015. In addition, the amendment added a lump sum payment option effective February 1, 2015. The Company made a similar plan amendment to its other defined benefit pension plan in 2012. In conjunction with both of the defined benefit pension plans' amendments, the Company amended, in 2014 and 2012, its defined contribution savings plan to allow participants impacted by the amendments to participate in the Company's annual retirement contribution program.
Non-U.S. Plans
In conjunction with the Vinnolit acquisition, the Company assumed certain defined benefit pension plans. These pension plans are closed to new participants and are for employees in Germany who commenced employment before July 1, 2007. Benefits for employees for these plans are based primarily on employees' pay near retirement. The non-U.S. plans are unfunded as no contributions have been made to the plans and therefore, have no plan assets. The measurement date for these plans is December 31.
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$57,946	$—	$65,313
Benefit obligation assumed with acquisition	—	117,970	—
Service cost	334	602	1,091
Interest cost	2,322	1,366	2,047
Actuarial loss (gain)	9,165	15,425	(8,163)
Benefits paid	(2,757)	(898)	(2,342)
Foreign exchange effects	—	(11,764)	—
Benefit obligation, end of year	$67,010	$122,701	$57,946

Change in plan assets
Fair value of plan assets, beginning of year	$49,236	$—	$42,325
Actual return	2,953	—	7,159
Employer contribution	3,983	898	2,094
Benefits paid	(2,757)	(898)	(2,342)
Fair value of plan assets, end of year	$53,415	$—	$49,236
Funded status, end of year	$(13,595)	$(122,701)	$(8,710)

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent liabilities	$(13,595)	$(122,701)	$(8,710)
Net amount recognized	$(13,595)	$(122,701)	$(8,710)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net loss	$15,482	$15,425	$6,404
Prior service cost	—	—	297
Total before tax (1)	$15,482	$15,425	$6,701

______________________________

(1)	After-tax totals for pension benefits were $20,315 and $3,994 for 2014 and 2013, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.
In the United States, the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2014 plan year, the funded status for the Company's U.S. pension plans are above 80%, with one plan's funded status slightly above 100% and the other plan's funded status slightly below 100%. Accordingly, the Company's U.S. pension plans are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2014		2013
Information for pension plans with an accumulated benefit obligation in excess of plan assets	U.S. Plans	Non-U.S. Plans	U.S. Plans
Projected benefit obligation	$(67,010)	$(122,701)	$(57,946)
Accumulated benefit obligation	(67,010)	(119,258)	(57,946)
Fair value of plan assets	53,415	—	49,236
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2014		2013	2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$334	$602	$1,091	$1,005
Interest cost	2,322	1,366	2,047	2,580
Expected return on plan assets	(3,140)	—	(2,854)	(2,490)
Net amortization	571	—	2,255	2,071
Net periodic benefit cost	$87	$1,968	$2,539	$3,166

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$9,352	$15,425	$(12,468)	$7,765
Curtailment	—	—	—	(5,484)
Amortization of net loss	(274)	—	(1,958)	(1,774)
Amortization of prior service cost	(297)	—	(297)	(297)
Total recognized in OCI	$8,781	$15,425	$(14,723)	$210
Total net periodic benefit cost and OCI	$8,868	$17,393	$(12,184)	$3,376
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 are expected to be zero and $2,308, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2014		2013	2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.5%	1.9%	4.5%	3.3%
Expected return on plan assets	7.0%	—%	7.0%	7.0%
Rate of compensation increase	—%	2.5%	4.0%	4.0%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	4.5%	2.6%	3.3%	4.5%
Expected return on plan assets	7.0%	—%	7.0%	7.0%
Rate of compensation increase	—%	2.5%	4.0%	4.0%
The Company's return on asset assumption of 7.0% for its U.S. plans is based on historical asset returns, anticipated future performance of the investments and financial markets and input from the Company's third-party independent actuary and the pension fund trustee. There are no plan assets for the Company's non-U.S. plans. The discount rates for the Company's U.S. and non-U.S. plans are determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.
The Company's overall investment strategy for its U.S. plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 55% of investments for long-term growth and 45% for near-term benefit payments with a diversification of asset types. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 55% equity securities and 45% fixed income. The Company expects to maintain the 55/45 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries. At December 31, 2014, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's U.S. plan assets at December 31, by asset category, are as follows:

	2014		2013
	U.S. Plans		U.S. Plans
	Level 2	Total	Level 2	Total
Bank collective trust funds—Equity securities:
Large-cap index funds (1)	$19,473	$19,473	$17,079	$17,079
Small-cap index funds (2)	3,351	3,351	3,091	3,091
International index funds (3)	8,474	8,474	7,482	7,482
Bank collective trust funds—Fixed income:
Bond index funds (4)	21,495	21,495	21,333	21,333
Short term investment funds	622	622	251	251
	$53,415	$53,415	$49,236	$49,236

______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the United States and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make no contribution for the salaried pension plan and a contribution of approximately $349 for the wage pension plan in 2015.
Multi-employer Plans
Non-U.S. Plans
As a result of the Vinnolit acquisition, the Company participates in two multi-employer plans, Pensionskasse der Mitarbeiter der Hoechst-Gruppe VVaG and Pensionskasse der Wacker-Chemie GmbH VVaG, which provide benefits to certain of the Company's employees in Germany. These multi-employer plans are closed to new participants. The benefit obligations are covered up to a certain salary threshold by contributions made by the Company and employees to the plans.
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

Year Ended December 31,
2014
Non-U.S. Plans
Contributions to multi-employer plans (1)	$2,295

______________________________

(1)
The plan information for both the Pensionskasse der Mitarbeiter der Hoechst-Gruppe VVaG and Pensionskasse der Wacker-Chemie GmbH VVaG plans is publicly available. The plans provide fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the plans are underfunded, future contributions to the plans may increase and may be used to fund retirement benefits for employees related to other employers. The Company does not consider either of its multi-employer plans individually significant.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Other Post-retirement Benefits
U.S. Plans
The Company provides post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits. The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2014	2013
	U.S. Plans	U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$19,958	$21,383
Service cost	22	30
Interest cost	733	623
Actuarial loss (gain)	989	(501)
Benefits paid	(1,525)	(1,577)
Benefit obligation, end of year	$20,177	$19,958

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	1,525	1,577
Benefits paid	(1,525)	(1,577)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(20,177)	$(19,958)

	2014	2013
	U.S. Plans	U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(1,798)	$(1,835)
Noncurrent liabilities	(18,379)	(18,123)
Net amount recognized	$(20,177)	$(19,958)

	2014	2013
	U.S. Plans	U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net loss	$5,171	$4,484
Prior service cost	—	50
Total before tax (1)	$5,171	$4,534

______________________________

(1)	After-tax totals for post-retirement healthcare benefits were $3,127 and $2,702 for 2014 and 2013, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2014	2013	2012
	U.S. Plans	U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$22	$30	$9
Interest cost	733	623	745
Net amortization	353	457	269
Net periodic benefit cost	$1,108	$1,110	$1,023

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$989	$(501)	$2,021
Amortization of net loss	(303)	(373)	(185)
Amortization of prior service cost	(50)	(84)	(84)
Total recognized in OCI	$636	$(958)	$1,752
Total net periodic benefit cost and OCI	$1,744	$152	$2,775
The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 are expected to be zero and $384, respectively.
The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2014	2013	2012
	U.S. Plans	U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.3%	4.0%	3.0%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	4.0%	3.0%	4.0%
The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. Assumed healthcare trend rates do not have a significant effect on the amounts reported for the healthcare plans because benefits for participants are capped at a fixed amount.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$9,095	$1,798
Year 2	8,420	1,945
Year 3	7,968	2,109
Year 4	8,702	2,068
Year 5	8,928	1,784
Years 6 to 10	41,469	5,852

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a three-year period, (2) at the end of a five-year period or (3) in one-half increments on the five-year and 9.5-year anniversaries of the award date. Current outstanding restricted stock awards also vest either (1) ratably on an annual basis over a three-year period, (2) at the end of a three-year period or (3) in one-half increments on the five-year and 9.5-year anniversaries of the award date. Outstanding restricted stock units vest either (1) ratably on an annual basis over a three-year period or (2) at the end of a two to six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2014, 2013 and 2012, the total recognized stock-based compensation expense related to the 2013 Plan was $9,261, $6,966 and $6,127, respectively.
Option activity and changes during the year ended December 31, 2014 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,317,230	$18.99
Granted	172,768	64.86
Exercised	(257,588)	21.44
Cancelled	(53,008)	25.19
Outstanding at December 31, 2014	1,179,402	$24.89	5.4	$43,331
Exercisable at December 31, 2014	703,110	$14.34	4.7	$32,867
For options outstanding at December 31, 2014, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$7.12 - $9.65	304,200	3.7
$10.26 - $18.05	384,466	3.5
$22.92 - $30.05	211,360	6.7
$40.38 - $45.70	110,609	8.1
$63.98 - $68.18	168,767	9.3
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options exercised was $14,534, $7,656 and $23,991, respectively.
As of December 31, 2014, $3,571 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. Income tax benefits of $4,512, $2,224 and $7,009 were realized from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Stock Option Grants
	Year Ended December 31,
	2014	2013	2012
Weighted average fair value	$20.49	$17.03	$11.70
Risk-free interest rate	1.6%	0.9%	1.0%
Expected life in years	5	5	5
Expected volatility	35.7%	44.5%	45.7%
Expected dividend yield	0.7%	0.6%	0.5%
Non-vested restricted stock awards as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	363,012	$23.74
Vested	(132,246)	23.17
Forfeited	(25,710)	20.38
Non-vested at December 31, 2014	205,056	$24.52
As of December 31, 2014, there was $556 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $8,831, $12,480 and $18,408, respectively.
Non-vested restricted stock unit as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	336,902	$51.39
Granted	101,938	69.48
Vested	(4,145)	50.68
Forfeited	(12,695)	51.85
Non-vested at December 31, 2014	422,000	$55.75
As of December 31, 2014, there was $15,931 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of restricted stock units that vested during the years ended December 31, 2014 and 2013 was $371 and $14, respectively.
Westlake Chemical Partners LP Awards
Our wholly-owned subsidiary and the general partner of Westlake Chemical Partners LP ("Westlake Partners"), Westlake Chemical Partners GP LLC ("WLKPGP"), maintains a unit-based compensation plan for directors and employees of WLKPGP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to our consolidated financial statements for the year ended December 31, 2014.

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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statements of operations for the years ended December 31, 2013 and 2012. The Company had no derivative instruments that were designated as fair value hedges during the year ended December 31, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they were not material to the Company's consolidated balance sheets at December 31, 2014 and 2013.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2014	2013
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$3,145	$296
Total asset derivatives		$3,145	$296

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2014	2013
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$6,549	$176
Commodity forward contracts	Other liabilities	3,559	—
Total liability derivatives		$10,108	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statements of operations. There was no material ineffectiveness with regard to the Company's qualifying hedges for the years ended December 31, 2014, 2013 and 2012.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2014	2013	2012
Commodity forward contracts	Cost of sales	$—	$(303)	$17,163

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2014	2013	2012
Firm commitment designated as the hedged item	Cost of sales	$—	$143	$(18,394)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2014	2013	2012
Commodity forward contracts	Gross profit	$(9,678)	$5,438	$(11,626)
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

	2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$3,143	$2	$3,145
Risk management liabilities - Commodity forward contracts	—	(10,108)	(10,108)
Marketable securities
Available-for-sale securities	15,414	—	15,414

	2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
Marketable securities
Available-for-sale equity securities	91,595	147,793	239,388
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2014 and 2013.
In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2014 and 2013 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,108	$248,630	$248,990	$236,905
6 ½% senior notes due 2029	100,000	116,384	100,000	109,490
6 ¾% senior notes due 2032	250,000	285,545	250,000	265,148
6 ½% GO Zone Senior Notes Due 2035	89,000	106,504	89,000	94,606
6 ½% IKE Zone Senior Notes Due 2035	65,000	77,784	65,000	69,094
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
14. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$1,102,101	$944,378	$586,631
Foreign	(18,183)	(2,206)	(1,462)
	$1,083,918	$942,172	$585,169
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$300,610	$215,903	$190,917
State	37,351	22,249	15,327
Foreign	1,974	(137)	(837)
	339,935	238,015	205,407
Deferred
Federal	40,950	94,471	(5,398)
State	22,714	(556)	(519)
Foreign	(4,697)	(183)	124
	58,967	93,732	(5,793)
Total provision	$398,902	$331,747	$199,614
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Provision for federal income tax, at statutory rate	$379,371	$329,760	$204,809
State income tax provision, net of federal income tax effect	40,012	14,364	9,625
Foreign income tax rate differential	3,640	519	(201)
Manufacturing deduction	(24,465)	(16,275)	(14,560)
Contingent tax liability	(1,626)	(404)	—
Noncontrolling interests	(2,255)	—	—
Other, net	4,225	3,783	(59)
	$398,902	$331,747	$199,614

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2014	2013
Net operating loss carryforward	$18,200	$11,324
Credit carryforward	694	708
Accruals	62,845	32,352
Allowance for doubtful accounts	1,998	2,068
Inventories	11,437	15,440
Other	7,660	6,666
Deferred taxes assets—total	102,834	68,558
Property, plant and equipment	(398,683)	(434,561)
Turnaround costs	(2,289)	(26,002)
Basis difference—consolidated partnerships	(194,480)	—
Other	—	(478)
Deferred tax liabilities—total	(595,452)	(461,041)
Valuation allowance	(11,011)	(11,324)
Total net deferred tax liabilities	$(503,629)	$(403,807)

Balance sheet classifications
Current deferred tax asset	$32,437	$34,169
Noncurrent deferred tax liability	(536,066)	(437,976)
Total net deferred tax liabilities	$(503,629)	$(403,807)
At December 31, 2014, the Company had foreign and state net operating loss carryforwards of approximately $300,674, which will expire in varying amounts between 2015 and 2033 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a net operating loss valuation allowance has been recorded. The valuation allowance decreased by $313 in 2014 due to the utilization of state net operating loss carryforwards.
As of December 31, 2013, the Company had intended to permanently reinvest earnings from its foreign joint venture and foreign subsidiaries and therefore, in accordance with applicable rules, did not record U.S. deferred income taxes on unremitted income from those foreign sources. As a result of the acquisition of Vinnolit Holdings GmbH and its subsidiary companies and the formation and initial public offering of Westlake Partners, the Company no longer has such intention. Therefore, as of December 31, 2014, all required income tax consequences have been considered on such income in accordance with current applicable rules.
The gross unrecognized tax benefits at December 31 are as follows:

	2014	2013	2012
Beginning balance	$2,501	$3,122	$3,122
Reductions due to statutes of limitations expiring	(2,501)	(621)	—
Ending balance	$—	$2,501	$3,122
All of the gross unrecognized tax benefits of $2,501 were recognized at December 31, 2014. The effective tax rate impact is immaterial. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2008.

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

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Westlake Chemical Corporation	$678,523	$610,425	$385,555
Less:
Net income attributable to participating securities	(1,502)	(2,562)	(2,160)
Net income attributable to common shareholders	$677,021	$607,863	$383,395
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares—basic (1)	133,111,230	133,224,256	132,578,858
Plus incremental shares from:
Assumed exercise of options (1)	532,184	554,994	704,132
Weighted average common shares—diluted (1)	133,643,414	133,779,250	133,282,990

Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$5.09	$4.57	$2.89
Diluted	$5.07	$4.55	$2.88
______________________________

(1)
Share amounts and per share data for the years ended December 31, 2013 and 2012 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 8 for additional information.

Excluded from the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are options to purchase 126,091, 119,452 and 198,024 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $276,118 and $155,245 at December 31, 2014 and 2013, respectively. Accrued rebates and accrued incentive compensation, which are components of accrued liabilities, were $31,039 and $56,487 at December 31, 2014, respectively, and $26,399 and $32,374 at December 31, 2013, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $174,859 and $35,593 at December 31, 2014 and 2013, respectively. Non-current pension obligation, which is a component of other liabilities, was $136,296 and $8,710 at December 31, 2014 and 2013, respectively. No other component of other liabilities was more than five percent of total liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Other (Expense) Income, Net
The components of other (expense) income, net are as follows:

	Year Ended December 31,
	2014	2013	2012
Interest income	$3,468	$3,086	$4,010
Foreign exchange currency losses, net (1)	(7,382)	(1,375)	(1,201)
Income from equity method investments	5,883	4,914	1,444
Impairment of equity method investment	(6,747)	—	—
Other	2,057	165	(733)
Other (expense) income, net	$(2,721)	$6,790	$3,520

______________________________

(1)	Aggregate foreign exchange currency gains and losses included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
Cash paid for:
Interest paid, net of interest capitalized	$35,336	$16,426	$42,266
Income taxes paid	314,745	251,599	179,882
Supplemental Noncash Investing Activities
In conjunction with the acquisitions discussed in Note 19, liabilities assumed consist of the following:

	Year Ended December 31,
	2014	2013
Fair value of assets acquired	$961,823	$188,930
Cash paid	(736,224)	(178,309)
Liabilities assumed	$225,599	$10,621
17. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the years ended December 31, 2014, 2013 and 2012, the Company incurred lease payments of approximately $2,001, $1,614 and $1,550, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. For the years ended December 31, 2014, 2013 and 2012, the Company incurred pipeline fees of approximately $14,206, $13,328 and $11,957, respectively, payable to this joint venture for usage of the pipeline.
EPS Ethylene Pipeline Süd GmbH & Co. KG, an ethylene pipeline company in which the Company owns a 10% equity stake, transports ethylene feedstocks to the Company's Gendorf, Germany production facility through its pipeline. For the period from July 31, 2014 to December 31, 2014, the Company incurred pipeline fees of approximately $548 for usage of the pipeline.
The Company owns a 15% and an 11% equity stake in InfraServ Knapsack GmbH & Co. KG and InfraServ Gendorf GmbH & Co. KG, respectively. The Company has service agreements with these entities, including contracts to provide electricity and technical services to certain of the Company's production facilities in Germany. For the period from July 31, 2014 to December 31, 2014, the Company incurred charges aggregating approximately $55,400 for these services.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

In March 2000, the Company loaned $2,000 to Suzhou Huasu Plastics Co., Ltd., a Chinese joint venture company in which the Company owns a 59% equity stake. The Company accounts for the investment using the equity method of accounting because the entity does not meet the definition of a variable interest entity and because contractual arrangements allowing certain substantive participatory rights to minority shareholders prevent the Company from exercising a controlling financial interest over this entity. Interest on the debt accrues at LIBOR plus 2%. Previously, the Company loaned this same affiliate $5,150. Principal payments of zero, $167 and $1,192 were received from the affiliate for the years ended December 31, 2014, 2013 and 2012, respectively. Interest payments of zero, $8 and $74 were received for the years ended December 31, 2014, 2013 and 2012, respectively, and included in other (expense) income, net in the consolidated statements of operations. As of December 31, 2014, the notes receivable balances of $1,192 and $1,025 are included in prepaid expenses and other current assets and other assets, net, respectively, in the accompanying consolidated balance sheet. Purchases from this affiliate were approximately $9,766 and $12,104 for the years ended December 31, 2014 and 2013, respectively. Additional transactions with this affiliate were not material to the consolidated financial statements.
Dividends received from equity method investments were $5,459, $5,114 and $4,449 for the years ended December 31, 2014, 2013 and 2012, respectively.
One of our directors serves as Chairman and Chief Executive Officer of American Air Liquide Holdings, Inc. and as a Senior Vice President of the Air Liquide Group. The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. aggregating approximately $13,862 and $16,407 for the years ended December 31, 2014 and 2013, respectively.
18. Westlake Chemical Partners LP
Westlake Partners is a publicly traded master limited partnership that was formed by the Company to operate, acquire and develop ethylene production facilities and related assets.
Initial Public Offering of Westlake Partners
On August 4, 2014, Westlake Partners completed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters pursuant to the exercise in full of their over-allotment option. Net proceeds to Westlake Partners from the sale of the units was approximately $286,088, net of underwriting discounts, structuring fees and offering expenses (the "Offering Costs") of approximately $24,412. Westlake Partners' assets consist of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. The Company retained an 89.4% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. The Company consolidates Westlake Partners for financial reporting purposes as the Company has a controlling financial interest. The initial public offering represented the sale of 47.8% of the common units in Westlake Partners. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of approximately $55,419 for turnaround expenditures, to reimburse approximately $151,729 for capital expenditures incurred by the Company with respect to certain of the assets contributed to OpCo and to repay intercompany debt to the Company of approximately $78,940.
The following table is a reconciliation of proceeds from the initial public offering:

Total proceeds from the initial public offering	$310,500
Less: Offering Costs	(24,412)
Net proceeds from the initial public offering	286,088
Less: Cash retained by OpCo	(55,419)
Net proceeds distributed to the Company from the initial public offering	$230,669
19. Acquisitions
Vinnolit Holdings GmbH and Subsidiary Companies
On July 31, 2014, the Company acquired all the equity interests in German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") from several entities associated with Advent International Corporation (the "Sellers"). Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda. The Vinnolit acquisition included six production facilities

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

located in Burghausen, Gendorf, Cologne, Knapsack and Schkopau in Germany and Hillhouse in the United Kingdom. The Company also acquired Vinnolit's technical centers, including a research and development facility in Gendorf and an applications laboratory in Burghausen. The Company's management believes that this strategic acquisition will enhance its strategy of integration and expansion into new markets and specialty products, in addition to growing the Company's global presence with a footprint in Europe and surrounding markets.
The purchase price of $736,224 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment.
The acquired business contributed net sales and net loss of $431,407 and $3,718, respectively, to the Company for the period from July 31, 2014 to December 31, 2014. The following unaudited consolidated pro forma information presents consolidated information as if the acquisition had occurred on January 1, 2013:

	Pro Forma Year Ended December 31,
	2014	2013
Net sales	$5,152,806	$4,976,998

Net income	$737,913	$666,202
Net income attributable to noncontrolling interests	6,493	—
Net income attributable to Westlake Chemical Corporation	$731,420	$666,202
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$5.48	$4.98
Diluted	$5.46	$4.96
The pro forma amounts above have been calculated after applying the Company's accounting policies and adjusting the Vinnolit results to reflect (1) the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2013; (2) the elimination of interest expense assuming the long-term debt paid off on behalf of the Sellers as of the acquisition date had been retired as of January 1, 2013; (3) the elimination of transaction-related costs; and (4) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Vinnolit acquisition, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2013 or of future operating performance.
For the year ended December 31, 2014, the Company recognized $13,427 of transaction-related costs. These costs are included in general and administrative expenses and other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2014. The transaction-related costs included in other (expense) income, net pertained to losses incurred on forward foreign exchange contracts for the purchase consideration of Vinnolit.
The following table summarizes the purchase consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the purchase consideration is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that the fair value of the net assets acquired equals consideration paid. Therefore, no goodwill was recorded. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) equity investments; (4) trademark and trade name, developed technologies and customer relationships; (5) power purchase agreement liability; and (6) deferred income taxes.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Fair value of consideration transferred:
Cash paid to Sellers	$309,619
Cash deposited in escrow (1)	13,390
Retirement of long-term debt as of July 31, 2014, on behalf of the Sellers (2)	413,215
Total purchase consideration	$736,224

Preliminary allocation of consideration transferred to net assets acquired:
Cash	$125,137
Working capital, excluding inventory and cash (3)	15,373
Inventories (4)	114,961
Property, plant and equipment	469,484
Investments	51,552
Other assets (5)	76,828
Intangible assets:
Trademarks and trade name (weighted average life of 20 years)	40,170
Developed technologies (weighted average life of 20 years)	31,600
Other intangibles (weighted average life of 9.4 years)	1,422
Deferred income tax asset - current	7,909
Deferred income tax asset - non-current	27,387
Pension obligation	(117,970)
Other long-term liabilities	(10,723)
Power purchase agreement liability (6)	(10,826)
Deferred income tax liability - current	(6,845)
Deferred income tax liability - non-current	(79,235)
Total identifiable net assets	736,224
Goodwill (7)	—
Consideration transferred	$736,224
_____________

(1)
None of the cash held in escrow is considered contingent consideration as it is expected to be released to the Sellers pending the Sellers' satisfaction of general representations and warranties made in connection with the execution of the purchase agreement.

(2)
Vinnolit's long-term debt paid on behalf of the Sellers was not legally assumed by Westlake in the acquisition and the retirement was a condition of the consummation of the purchase agreement. Therefore, the retirement has been included in the total purchase consideration.

(3)	The fair value of accounts receivable acquired is $181,890, with the gross contractual amount being $183,833. The Company expects $1,943 to be uncollectable.

(4)	An adjustment of approximately $16,900 was recorded to reflect Vinnolit's inventories at fair value and increased cost of sales by the same amount for the year ended December 31, 2014.

(5)	Included in other assets was a loan acquired that was repaid prior to December 31, 2014.

(6)
A liability arising from the unfavorable forward purchase contracts for the purchase of power was recognized at fair value. This liability will be amortized over a period of approximately three years, being the weighted-average life of the forward purchase contracts.

(7)	Management estimated that the fair value of the net assets acquired equals consideration paid. Therefore, no goodwill was recorded.
Pipe and Foundation Group
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
The closing date purchase price of $178,309 was paid with available cash on hand. There were no further adjustments to the purchase price. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. The revenue and earnings of the PFG business included in the consolidated statement of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statement of operations for the year ended December 31, 2013. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2013 and 2012.
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
European Regulations. Under the Industrial Emission Directive ("IED"), European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as BAT ("best available technique") are being explored. Future implementation of these concepts may result in technical modifications in the Company's European facilities. In addition, under the Environmental Liability Directive, European Union member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays principle." The Company is unable to predict the impact these requirements and concepts may have on its future costs of compliance.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing facility in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the site, which does not include the Company's nearby PVC facility, had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,805 and $3,284 in 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving the Company, Goodrich and PolyOne related to the same manufacturing site in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to the Company. The Company intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA"), pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. The proceedings have been postponed. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet also in May 2009, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Company's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. The EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

and at the Company's plant. In June 2009, the EPA notified the Company that the Company may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. The Company negotiated, in conjunction with the other potentially responsible parties, an AOC and an order to conduct a RIFS. On July 12, 2013, the parties submitted separate draft RIFS reports to the EPA. The EPA has hired a contractor to complete the remedial investigation report.
Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Company, Goodrich and PolyOne, none of the court, the Cabinet nor the EPA has established any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Company is not able to estimate the loss or reasonable possible loss, if any, on the Company's financial statements that could result from the resolution of these proceedings. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the site would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. A number of companies have entered into consent agreements with the EPA requiring both modifications to reduce flare emissions and the installation of additional equipment to better track flare operations and emissions. On April 21, 2014, the Company received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed the Company that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has demanded that the Company conduct additional flare sampling and provide supplemental information. The Company is currently in negotiations with the EPA regarding these demands. The EPA has indicated that it is seeking a consent decree that would obligate the Company to take corrective actions relating to the alleged noncompliance. The Company has not agreed that any flares are out of compliance or that any corrective actions are warranted. Depending on the outcome of the Company's negotiations with the EPA, additional controls on emissions from its flares may be required and these could result in increased capital and operating costs.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Company's assets for various air compliance issues. The Company is working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. Such global settlement may result in a total civil penalty in excess of $100.
In addition to the matters described above, the Company is involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms and, in certain leases, purchase options. At December 31, 2014, future minimum lease commitments for operating lease obligations and capital lease obligations were as follows:

	Operating Leases	Capital Leases
2015	$39,184	$273
2016	37,909	273
2017	35,570	273
2018	28,547	273
2019	24,055	273
Thereafter	580,554	1,140
Total minimum lease payments	$745,819	$2,505
Less: Imputed interest costs		(711)
Present value of net minimum lease payments		$1,794

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Operating lease rental expense was approximately $56,014, $45,361 and $38,199 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. Unrecorded unconditional purchase obligations for the next five years is as follows: $197,563, $141,079, $121,650, $93,187 and $72,128 in 2015, 2016, 2017, 2018 and 2019, respectively.
21. Segment and Geographic Information
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
The majority of sales in the Company's Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2014, 2013 or 2012.
The Company's Vinyls segment manufactures and markets PVC, VCM, EDC, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, fittings, profiles, foundation building products, window and door components and fence and deck components. The Company's main North American chemical manufacturing facilities are located in Calvert City and Geismar, Louisiana. The Company also has five manufacturing sites in Germany and one manufacturing site in the United Kingdom. Further, the Company owns a 59% interest in a PVC joint venture in China. Subsequent to December 31, 2014, the Company entered into an agreement to acquire an additional 35.7% interest in this joint venture. See Note 22 for additional information.
As of December 31, 2014, the Company owned 12 building products plants. The Company uses its chlorine, VCM and PVC production to manufacture its building products. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2014, 2013 or 2012.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2014	2013	2012
Net external sales
Olefins
Polyethylene	$1,922,535	$1,750,292	$1,658,551
Styrene, feedstock and other	801,155	803,377	841,427
Total olefins	2,723,690	2,553,669	2,499,978
Vinyls
PVC, caustic soda and other	1,203,332	800,658	743,275
Building products	488,328	405,157	327,788
Total vinyls	1,691,660	1,205,815	1,071,063
	$4,415,350	$3,759,484	$3,571,041

Intersegment sales
Olefins	$146,539	$320,909	$318,322
Vinyls	1,385	1,502	1,603
	$147,924	$322,411	$319,925

Income (loss) from operations
Olefins	$1,013,825	$833,249	$552,762
Vinyls	142,740	154,684	85,942
Corporate and other	(32,574)	(34,469)	(23,353)
	$1,123,991	$953,464	$615,351

Depreciation and amortization
Olefins	$106,244	$102,938	$97,906
Vinyls	101,666	54,371	46,146
Corporate and other	576	499	489
	$208,486	$157,808	$144,541

Other income (expense), net
Olefins	$6,102	$7,410	$3,899
Vinyls	2,680	(1,858)	(965)
Corporate and other	(11,503)	1,238	586
	$(2,721)	$6,790	$3,520

Provision for (benefit from) income taxes
Olefins	$354,159	$288,214	$177,176
Vinyls	52,249	48,296	22,389
Corporate and other	(7,506)	(4,763)	49
	$398,902	$331,747	$199,614

Capital expenditures
Olefins	$188,729	$145,542	$135,886
Vinyls	237,992	531,939	246,827
Corporate and other	4,383	1,741	4,169
	$431,104	$679,222	$386,882

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2014	December 31, 2013
Total assets
Olefins	$1,785,895	$1,557,510
Vinyls	2,618,646	1,740,595
Corporate and other	809,449	762,804
	$5,213,990	$4,060,909
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Income from operations for reportable segments	$1,123,991	$953,464	$615,351
Interest expense	(37,352)	(18,082)	(43,049)
Debt retirement costs	—	—	(7,082)
Gain from sales of equity securities	—	—	16,429
Other (expense) income, net	(2,721)	6,790	3,520
Income before income taxes	$1,083,918	$942,172	$585,169
Geographic Information

	Year Ended December 31,
	2014	2013	2012
Sales to external customers (1)
United States	$3,596,091	$3,404,378	$3,176,202
Foreign
Canada	217,567	214,162	294,643
Germany	198,921	3,942	2,392
Switzerland	89,214	54,637	32,927
Other	313,557	82,365	64,877
	$4,415,350	$3,759,484	$3,571,041

	December 31, 2014	December 31, 2013
Long-lived assets
United States	$2,319,572	$2,081,091
Foreign
Germany	417,702	—
Other	20,283	6,923
	$2,757,557	$2,088,014

______________________________

(1)	Revenues are attributed to countries based on location of customer.
22. Subsequent Events
In February 2015, the Company entered into an agreement to acquire INEOS Chlor Vinyls Holdings B.V.'s 35.7% interest in Suzhou Huasu Plastics Co., Ltd., a PVC joint venture based near Shanghai, China. We currently own a 59% interest in this joint venture. The completion of this acquisition is subject to government approvals.
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

23. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Except for OpCo, which is less than 100% owned, each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). See Note 18 regarding Westlake Partners' 10.6% limited partnership interest in OpCo. The initial public offering of Westlake Partners resulted in OpCo ceasing to be a 100% owned subsidiary of the Company. OpCo has been presented as a less than 100% owned guarantor subsidiary in each of the tables below, including for periods prior to the initial public offering of Westlake Partners. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, OpCo and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$655,947	$3,057	$131,545	$90,052	$—	$880,601
Accounts receivable, net	8,451	1,454,709	56,049	135,133	(1,093,676)	560,666
Inventories	—	414,975	6,634	104,167	—	525,776
Prepaid expenses and other current assets	172	9,485	212	1,938	—	11,807
Deferred income taxes	409	29,832	—	2,196	—	32,437
Total current assets	664,979	1,912,058	194,440	333,486	(1,093,676)	2,011,287
Property, plant and equipment, net	—	1,477,515	842,057	437,985	—	2,757,557
Equity investments	4,033,378	1,237,080	—	352,550	(5,561,703)	61,305
Other assets, net	30,543	387,325	57,733	141,948	(233,708)	383,841
Total assets	$4,728,900	$5,013,978	$1,094,230	$1,265,969	$(6,889,087)	$5,213,990
Current liabilities
Accounts payable	$1,055,527	$160,834	$17,680	$95,856	$(1,068,835)	$261,062
Accrued liabilities	8,754	203,608	11,225	77,372	(24,841)	276,118
Total current liabilities	1,064,281	364,442	28,905	173,228	(1,093,676)	537,180
Long-term debt	753,108	10,889	227,638	—	(227,638)	763,997
Deferred income taxes	—	497,919	1,848	42,369	(6,070)	536,066
Other liabilities	—	43,452	—	131,407	—	174,859
Total liabilities	1,817,389	916,702	258,391	347,004	(1,327,384)	2,012,102
Total Westlake Chemical Corporation stockholders' equity	2,911,511	4,097,276	835,839	628,588	(5,561,703)	2,911,511
Noncontrolling interests	—	—	—	290,377	—	290,377
Total equity	2,911,511	4,097,276	835,839	918,965	(5,561,703)	3,201,888
Total liabilities and equity	$4,728,900	$5,013,978	$1,094,230	$1,265,969	$(6,889,087)	$5,213,990

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,727,361	$1,749,700	$475,401	$(1,537,112)	$4,415,350
Cost of sales	—	3,162,246	1,003,888	447,676	(1,515,810)	3,098,000
Gross profit	—	565,115	745,812	27,725	(21,302)	1,317,350
Selling, general and administrative expenses	2,082	144,987	26,870	40,722	(21,302)	193,359
(Loss) income from operations	(2,082)	420,128	718,942	(12,997)	—	1,123,991
Interest expense	(39,763)	(10)	(10,499)	(492)	13,412	(37,352)
Other income (expense), net	21,001	(4,921)	3,151	(8,540)	(13,412)	(2,721)
(Loss) income before income taxes	(20,844)	415,197	711,594	(22,029)	—	1,083,918
Provision for (benefit from) income taxes	248	202,501	199,388	(3,235)	—	398,902
Equity in net income of subsidiaries	699,615	496,244	—	15,962	(1,211,821)	—
Net income (loss)	678,523	708,940	512,206	(2,832)	(1,211,821)	685,016
Net income attributable to noncontrolling interests	—	—	—	6,493	—	6,493
Net income (loss) attributable to Westlake Chemical Corporation	$678,523	$708,940	$512,206	$(9,325)	$(1,211,821)	$678,523
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$601,706	$703,148	$512,206	$(80,407)	$(1,134,947)	$601,706

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,195,406	$2,127,747	$48,016	$(1,611,685)	$3,759,484
Cost of sales	—	2,971,258	1,255,140	43,333	(1,611,685)	2,658,046
Gross profit	—	224,148	872,607	4,683	—	1,101,438
Selling, general and administrative expenses	2,128	114,211	25,451	6,184	—	147,974
(Loss) income from operations	(2,128)	109,937	847,156	(1,501)	—	953,464
Interest expense	(18,030)	(52)	(8,032)	—	8,032	(18,082)
Other income (expense), net	11,798	(2,438)	7,701	(2,239)	(8,032)	6,790
(Loss) income before income taxes	(8,360)	107,447	846,825	(3,740)	—	942,172
(Benefit from) provision for income taxes	(2,031)	34,340	300,279	(841)	—	331,747
Equity in net income of subsidiaries	616,754	546,546	—	—	(1,163,300)	—
Net income (loss) attributable to Westlake Chemical Corporation	$610,425	$619,653	$546,546	$(2,899)	$(1,163,300)	$610,425
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$618,649	$629,308	$546,546	$(4,506)	$(1,171,348)	$618,649

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,788,088	$2,249,098	$48,205	$(1,514,350)	$3,571,041
Cost of sales	—	2,693,592	1,613,446	41,393	(1,514,350)	2,834,081
Gross profit	—	94,496	635,652	6,812	—	736,960
Selling, general and administrative expenses	2,004	89,030	24,103	6,472	—	121,609
(Loss) income from operations	(2,004)	5,466	611,549	340	—	615,351
Interest expense	(42,989)	(60)	(8,937)	—	8,937	(43,049)
Debt retirement costs	(7,082)	—	—	—	—	(7,082)
Gain from sales of equity securities	1	16,428	—	—	—	16,429
Other income (expense), net	28,171	(16,633)	4,186	(3,267)	(8,937)	3,520
(Loss) income before income taxes	(23,903)	5,201	606,798	(2,927)	—	585,169
Provision for (benefit from) income taxes	1,825	(11,821)	210,878	(1,268)	—	199,614
Equity in net income of subsidiaries	411,283	395,920	—	—	(807,203)	—
Net income (loss) attributable to Westlake Chemical Corporation	$385,555	$412,942	$395,920	$(1,659)	$(807,203)	$385,555
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$383,785	$410,549	$395,920	$(1,036)	$(805,433)	$383,785

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$678,523	$708,940	$512,206	$(2,832)	$(1,211,821)	$685,016
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,673	111,389	77,611	19,486	—	210,159
Deferred income taxes	(288)	55,344	8,608	(4,697)	—	58,967
Net changes in working capital and other	(706,043)	(1,077,982)	4,879	645,559	1,211,821	78,234
Net cash (used for) provided by operating activities	(26,135)	(202,309)	603,304	657,516	—	1,032,376
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	(611,087)	—	(611,087)
Additions to property, plant and equipment	—	(209,111)	(202,823)	(19,170)	—	(431,104)
Proceeds from disposition of assets	—	180	—	1	—	181
Proceeds from repayment of loan acquired	—	—	—	45,923	—	45,923
Proceeds from sales and maturities of securities	342,045	—	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	—	(117,332)
Settlements of derivative instruments	—	(1,698)	(133)	—	—	(1,831)
Net cash provided by (used for) investing activities	224,713	(210,629)	(202,956)	(584,333)	—	(773,205)
Cash flows from financing activities
Intercompany financing	155,665	(244,122)	102,702	(14,245)	—	—
Net distributions prior to Westlake Partners initial public offering	—	448,101	(448,101)	—	—	—
Capitalized debt issuance costs	(1,186)	—	—	—	—	(1,186)
Dividends paid	(77,656)	151,729	(151,729)	—	—	(77,656)
Distributions paid	—	54,060	(57,763)	1,499	—	(2,204)
Net proceeds from issuance of Westlake Partners common units	—	—	—	286,088	—	286,088
Purchase of limited partner interests	—	—	286,088	(286,088)	—	—
Proceeds from exercise of stock options	5,524	—	—	—	—	5,524
Repurchase of common stock for treasury	(52,630)	—	—	—	—	(52,630)
Windfall tax benefits from share-based payment arrangements	6,704	—	—	—	—	6,704
Net cash provided by (used for) financing activities	36,421	409,768	(268,803)	(12,746)	—	164,640

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,511)	—	(4,511)
Net increase (decrease) in cash and cash equivalents	234,999	(3,170)	131,545	55,926	—	419,300
Cash and cash equivalents at beginning of the year	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of the year	$655,947	$3,057	$131,545	$90,052	$—	$880,601

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$610,425	$619,653	$546,546	$(2,899)	$(1,163,300)	$610,425
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,459	81,897	73,463	2,448	—	159,267
Deferred income taxes	74	56,787	37,054	(183)	—	93,732
Net changes in working capital and other	(622,194)	(607,033)	(54,554)	9,786	1,163,300	(110,695)
Net cash (used for) provided by operating activities	(10,236)	151,304	602,509	9,152	—	752,729
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	—	(178,309)
Additions to equity investments	—	(23,338)	—	—	—	(23,338)
Additions to property, plant and equipment	—	(453,538)	(223,130)	(2,554)	—	(679,222)
Construction of assets pending sale-leaseback	—	(136)	—	—	—	(136)
Proceeds from disposition of assets	—	75	—	76	—	151
Proceeds from repayment of loan to affiliate	—	—	—	167	—	167
Proceeds from sales and maturities of securities	252,519	—	—	—	—	252,519
Purchase of securities	(367,150)	—	—	—	—	(367,150)
Settlements of derivative instruments	—	—	(6,920)	—	—	(6,920)
Net cash (used for) provided by investing activities	(114,631)	(655,246)	(230,050)	(2,311)	—	(1,002,238)
Cash flows from financing activities
Intercompany financing	(128,798)	(100,330)	231,067	(1,939)	—	—
Net distributions prior to Westlake Partners initial public offering	—	603,526	(603,526)	—	—	—
Dividends paid	(55,236)	—	—	—	—	(55,236)
Proceeds from exercise of stock options	3,437	—	—	—	—	3,437
Repurchase of common stock for treasury	(32,918)	—	—	—	—	(32,918)
Windfall tax benefits from share-based payment arrangements	5,449	—	—	—	—	5,449
Net cash (used for) provided by financing activities	(208,066)	503,196	(372,459)	(1,939)	—	(79,268)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (decrease) increase in cash and cash equivalents	(332,933)	(746)	—	4,902	—	(328,777)
Cash and cash equivalents at beginning of the year	753,881	6,973	—	29,224	—	790,078
Cash and cash equivalents at end of the year	$420,948	$6,227	$—	$34,126	$—	$461,301

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2012

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$385,555	$412,942	$395,920	$(1,659)	$(807,203)	$385,555
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,514	77,131	64,257	3,153	—	146,055
Deferred income taxes	45	2,134	(8,096)	124	—	(5,793)
Net changes in working capital and other	(422,199)	(345,730)	44,740	2,256	807,203	86,270
Net cash (used for) provided by operating activities	(35,085)	146,477	496,821	3,874	—	612,087
Cash flows from investing activities
Additions to property, plant and equipment	—	(227,479)	(158,440)	(963)	—	(386,882)
Construction of assets pending sale-leaseback	—	(4,308)	—	—	—	(4,308)
Proceeds from disposition of assets	—	449	—	22	—	471
Proceeds from repayment of loan to affiliate	—	—	—	1,192	—	1,192
Proceeds from sale-leaseback of assets	—	2,304	—	—	—	2,304
Proceeds from sales of equity securities	3	47,652	—	—	—	47,655
Purchase of securities	(124,873)	(2,961)	—	—	—	(127,834)
Settlements of derivative instruments	—	(1)	432	—	—	431
Net cash (used for) provided by investing activities	(124,870)	(184,344)	(158,008)	251	—	(466,971)
Cash flows from financing activities
Intercompany financing	291,455	(296,490)	—	5,035	—	—
Net distributions prior to Westlake Partners initial public offering	—	338,813	(338,813)	—	—	—
Capitalized debt issuance costs	(2,221)	—	—	—	—	(2,221)
Dividends paid	(285,521)	—	—	—	—	(285,521)
Proceeds from debt issuance	248,818	—	—	—	—	248,818
Proceeds from exercise of stock options	10,369	—	—	—	—	10,369
Repayment of debt	(250,000)	—	—	—	—	(250,000)
Repurchase of common stock for treasury	(10,784)	—	—	—	—	(10,784)
Utilization of restricted cash	96,433	—	—	—	—	96,433

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Windfall tax benefits from share-based payment arrangements	11,967	—	—	—	—	11,967
Net cash provided by (used for) financing activities	110,516	42,323	(338,813)	5,035	—	(180,939)
Net (decrease) increase in cash and cash equivalents	(49,439)	4,456	—	9,160	—	(35,823)
Cash and cash equivalents at beginning of the year	803,320	2,517	—	20,064	—	825,901
Cash and cash equivalents at end of the year	$753,881	$6,973	$—	$29,224	$—	$790,078

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

24. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$1,027,676	$998,576	$1,253,227	$1,135,871
Gross profit	287,010	305,971	361,520	362,849
Income from operations	248,055	266,788	306,761	302,387
Net income attributable to Westlake Chemical Corporation	158,032	169,443	167,757	183,291
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$1.18	$1.27	$1.26	$1.38
Diluted	$1.18	$1.26	$1.25	$1.37

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$864,647	$939,047	$1,004,165	$951,625
Gross profit	227,809	273,487	304,471	295,671
Income from operations	194,055	235,227	266,602	257,580
Net income attributable to Westlake Chemical Corporation	123,347	145,816	170,290	170,972
Earnings per common share attributable to Westlake Chemical Corporation: (1) (2)
Basic	$0.92	$1.09	$1.28	$1.28
Diluted	$0.92	$1.09	$1.27	$1.27

______________________________

(1)
Basic and diluted earnings per common share ("EPS") for each quarter is computed using the weighted average shares outstanding during that quarter, while EPS for the year is computed using the weighted average shares outstanding for the year. As a result, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

(2)	Per share data for the prior year periods have been restated to reflect the effect of a two-for-one stock split. See Note 8 for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2014, we acquired all the equity interests in Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"). We are in the process of integrating Vinnolit into our overall internal control over financial reporting process. In accordance with the SEC's published guidance, because we acquired Vinnolit during the current fiscal year, we excluded Vinnolit from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Vinnolit's total assets and total net sales represent 15.7% and 9.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 44 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2014, as stated in their report that appears on page 45 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2014.

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

Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2014	$11,741	$301	$1,426	$13,468
2013	11,172	5,514	(4,945)	11,741
2012	10,969	229	(26)	11,172

______________________________

(1)	Primarily accounts receivable written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

3.1
Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 16, 2014 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 16, 2014, File No. 001-32260).

3.3	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

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

4.4	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.3).

4.5
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.6	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.5).

4.7
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.8	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.7).

4.9
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.10	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.9).

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

4.14	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.13).

Exhibit No.	Exhibit

4.15
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

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

4.19
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo, LP, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1
Third Amended and Restated Credit Agreement dated as of July 17, 2014 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 17, 2014, File No. 001-32260).

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

Exhibit No.	Exhibit

10.10+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.11+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

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

10.26+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.27+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.28+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Exhibit

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

99.1†	Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	February 25, 2015	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2015
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2015
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 25, 2015
James Chao

/S/ ALBERT CHAO	Director	February 25, 2015
Albert Chao

/S/ ROBERT T. BLAKELY	Director	February 25, 2015
Robert T. Blakely

/S/ MICHAEL J. GRAFF	Director	February 25, 2015
Michael J. Graff

/S/ DOROTHY C. JENKINS	Director	February 25, 2015
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 25, 2015
Max L. Lukens

/S/ R. BRUCE NORTHCUTT	Director	February 25, 2015
R. Bruce Northcutt

/S/ H. JOHN RILEY, JR.	Director	February 25, 2015
H. John Riley, Jr.

Exhibit Index

Exhibit No.	Exhibit

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

3.1
Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on August 6, 2004 (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 16, 2014 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 16, 2014, File No. 001-32260).

3.3	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

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

4.4	Form of 6 ¾% senior notes due 2032 (included in Exhibit 4.3).

4.5
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.6	Form of 6 ½% senior notes due 2029 (included in Exhibit 4.5).

4.7
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.8	Form of 6 ½% senior notes due 2035 (the "2035 GO Zone Notes") (included in Exhibit 4.7).

4.9
Fifth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.10	Form of 6 ½% senior notes due 2035 (the "2035 IKE Zone Notes") (included in Exhibit 4.9).

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

4.14	Form of the Company's 3.60% Senior Notes due 2022 (included in Exhibit 4.13).

Exhibit No.	Exhibit

4.15
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

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

4.19
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo, LP, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1
Third Amended and Restated Credit Agreement dated as of July 17, 2014 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its domestic subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 17, 2014, File No. 001-32260).

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

Exhibit No.	Exhibit

10.10+
Form of Employee Nonqualified Option Award Letter Agreement (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.11+	Form of Employee Nonqualified Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.12+	Form of Director Option Award Letter (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.13+	Form of Director Option Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

10.14+	Form of Restricted Stock Unit Award (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, File No. 1-32260).

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

10.26+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.27+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.28+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Exhibit

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

99.1†	Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.