Form 10-Q
period 2015-03-31
WESTLAKE CHEMICAL CORP
filed 2015-05-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 29, 2015 was 132,861,942.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$945,649	$880,601
Accounts receivable, net	527,127	560,666
Inventories	480,380	525,776
Prepaid expenses and other current assets	18,018	11,807
Deferred income taxes	30,988	32,437
Total current assets	2,002,162	2,011,287
Property, plant and equipment, net	2,751,486	2,757,557
Equity investments	64,721	61,305
Other assets, net
Intangible assets, net	207,254	218,431
Deferred charges and other assets, net	154,162	165,410
Total other assets, net	361,416	383,841
Total assets	$5,179,785	$5,213,990
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$247,493	$261,062
Accrued liabilities	205,714	276,118
Total current liabilities	453,207	537,180
Long-term debt	764,027	763,997
Deferred income taxes	534,679	536,066
Other liabilities	157,130	174,859
Total liabilities	1,909,043	2,012,102
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,679,064 and 134,679,064 shares issued at March 31, 2015 and December 31, 2014, respectively	1,347	1,347
Common stock, held in treasury, at cost; 1,817,122 and 1,787,546 shares at March 31, 2015 and December 31, 2014, respectively	(98,275)	(96,372)
Additional paid-in capital	534,542	530,441
Retained earnings	2,679,906	2,555,528
Accumulated other comprehensive loss	(137,662)	(79,433)
Total Westlake Chemical Corporation stockholders' equity	2,979,858	2,911,511
Noncontrolling interests	290,884	290,377
Total equity	3,270,742	3,201,888
Total liabilities and equity	$5,179,785	$5,213,990
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,103,531	$1,027,676
Cost of sales	818,985	740,666
Gross profit	284,546	287,010
Selling, general and administrative expenses	55,266	38,955
Income from operations	229,280	248,055
Other income (expense)
Interest expense	(9,591)	(9,157)
Other income, net	9,096	2,509
Income before income taxes	228,785	241,407
Provision for income taxes	78,378	83,375
Net income	150,407	158,032
Net income attributable to noncontrolling interests	4,065	—
Net income attributable to Westlake Chemical Corporation	$146,342	$158,032
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.10	$1.18
Diluted	$1.10	$1.18
Weighted average common shares outstanding:
Basic	132,714,566	133,072,254
Diluted	133,205,306	133,612,924
Dividends per common share	$0.1650	$0.1260
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in thousands of dollars)
Net income	$150,407	$158,032
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Amortization of benefits liability	652	219
Income tax provision on pension and other post-retirement benefits liability	(225)	(84)
Foreign currency translation adjustments	(59,698)	(898)
Available-for-sale investments
Unrealized holding gains on investments	1,626	2,467
Reclassification of net realized loss to net income	—	25
Income tax provision on available-for-sale investments	(584)	(895)
Other comprehensive (loss) income	(58,229)	834
Comprehensive income	92,178	158,866
Comprehensive income attributable to noncontrolling interests, net of tax	4,065	—
Comprehensive income attributable to Westlake Chemical Corporation	$88,113	$158,866
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$150,407	$158,032
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,641	45,972
Recovery of doubtful accounts	(9)	(144)
Amortization of debt issuance costs	501	365
Stock-based compensation expense	2,340	2,222
Loss from disposition of fixed assets	133	855
Deferred income taxes	5,331	8,275
Windfall tax benefits from share-based payment arrangements	(1,701)	(3,512)
Income from equity method investments, net of dividends	(3,416)	(685)
Other (losses) gains, net	(554)	444
Changes in operating assets and liabilities
Accounts receivable	18,517	5,332
Inventories	35,979	32,870
Prepaid expenses and other current assets	(6,202)	(1,478)
Accounts payable	(3,625)	(29,706)
Accrued liabilities	(59,585)	(4,952)
Other, net	(6,201)	(1,385)
Net cash provided by operating activities	190,556	212,505
Cash flows from investing activities
Additions to property, plant and equipment	(95,822)	(110,741)
Proceeds from disposition of assets	—	12
Proceeds from sales and maturities of securities	—	30,119
Purchase of securities	—	(49,025)
Settlements of derivative instruments	(833)	(409)
Net cash used for investing activities	(96,655)	(130,044)
Cash flows from financing activities
Dividends paid	(21,964)	(16,789)
Distributions to noncontrolling interests	(3,558)	—
Proceeds from exercise of stock options	157	2,158
Repurchase of common stock for treasury	(2,000)	—
Windfall tax benefits from share-based payment arrangements	1,701	3,512
Net cash used for financing activities	(25,664)	(11,119)
Effect of exchange rate changes on cash and cash equivalents	(3,189)	—
Net increase in cash and cash equivalents	65,048	71,342
Cash and cash equivalents at beginning of period	880,601	461,301
Cash and cash equivalents at end of period	$945,649	$532,643
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2014 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"), filed with the SEC on February 25, 2015. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2014.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014 and the changes in its cash position for the three months ended March 31, 2015 and 2014.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2015 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
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
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued an accounting standards update to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the new standard, an unusual and infrequent event or transaction is no longer allowed to be separately disclosed as "extraordinary." The standard retains the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations. The new guidance also requires similar separate presentation of items that are both unusual and infrequent on a pre-tax basis within income from continuing operations. The standard allows for either prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The accounting standard will be effective for reporting periods beginning after December 15, 2015 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard will be effective for annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update on simplifying the presentation of debt issuance costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The accounting standard will be effective for reporting periods beginning after December 15, 2015, and interim periods within those fiscal years, and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $496,843 and $509,811 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2015 and December 31, 2014, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	March 31, 2015	December 31, 2014
Non-current	$17,033	$15,414
Total available-for-sale securities	$17,033	$15,414
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,043	$1,990	$—	$17,033
Total available-for-sale securities	$15,043	$1,990	$—	$17,033

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,050	$364	$—	$15,414
Total available-for-sale securities	$15,050	$364	$—	$15,414
As of March 31, 2015 and December 31, 2014, net unrealized gains on the Company's available-for-sale securities of $1,276 and $233, respectively, net of income tax expense of $714 and $131, respectively, were recorded in accumulated other comprehensive income. See Note 12 for the fair value hierarchy of the Company's available-for-sale securities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The proceeds from sales and maturities of available-for-sale securities and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the three months ended March 31, 2015.

	Three Months Ended March 31,
	2015	2014
Proceeds from sales and maturities of securities	$—	$30,119
Gross realized gains	—	13
Gross realized losses	—	(38)
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2015	December 31, 2014
Trade customers	$500,262	$525,546
Affiliates	449	437
Allowance for doubtful accounts	(13,259)	(13,468)
	487,452	512,515
Federal and state taxes	21,289	8,919
Other	18,386	39,232
Accounts receivable, net	$527,127	$560,666
4. Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished products	$278,501	$300,909
Feedstock, additives and chemicals	135,903	158,635
Materials and supplies	65,976	66,232
Inventories	$480,380	$525,776
5. Property, Plant and Equipment
As of March 31, 2015, the Company had property, plant and equipment, net totaling $2,751,486. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $49,658 and $38,061 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $9,484 and $8,276 is included in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Goodwill
Goodwill for the Olefins segment was $29,990 at March 31, 2015 and December 31, 2014. Goodwill for the Vinyls segment was $32,026 at March 31, 2015 and December 31, 2014. There were no changes in the carrying amount of goodwill by operating segments for the three months ended March 31, 2015.
7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
3.60% senior notes due 2022	$249,138	$249,108
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$764,027	$763,997
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase. At March 31, 2015, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.00% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of March 31, 2015, the Company had outstanding letters of credit totaling $29,959 and borrowing availability of $370,041 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

8. Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2015 and 2014 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	146,342	—	4,065	150,407
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	427	—	427
Foreign currency translation adjustments	—	—	—	—	(59,698)	—	(59,698)
Net unrealized holding gains on investments	—	—	—	—	1,042	—	1,042
Common stock repurchased	—	(2,000)	—	—	—	—	(2,000)
Shares issued—stock- based compensation	—	97	60	—	—	—	157
Stock-based compensation, net of tax on stock options exercised	—	—	4,041	—	—	—	4,041
Dividends paid	—	—	—	(21,964)	—	—	(21,964)
Distributions to noncontrolling interests	—	—	—	—	—	(3,558)	(3,558)
Balances at March 31, 2015	$1,347	$(98,275)	$534,542	$2,679,906	$(137,662)	$290,884	$3,270,742

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2013	$1,346	$(46,220)	$511,432	$1,954,661	$(2,616)	$2,418,603
Net income	—	—	—	158,032	—	158,032
Other comprehensive income (loss), net of income taxes:
Pension and other post-retirement benefits liability	—	—	—	—	135	135
Foreign currency translation adjustments	—	—	—	—	(898)	(898)
Net unrealized holding gains on investments	—	—	—	—	1,597	1,597
Shares issued—stock-based compensation	1	—	2,157	—	—	2,158
Stock-based compensation, net of tax on stock options exercised	—	—	5,734	—	—	5,734
Dividends paid	—	—	—	(16,789)	—	(16,789)
Balances at March 31, 2014	$1,347	$(46,220)	$519,323	$2,095,904	$(1,782)	$2,568,572

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	—	(59,698)	1,042	(58,656)
Amounts reclassified from accumulated other comprehensive loss	427	—	—	427
Net other comprehensive income (loss) for the period	427	(59,698)	1,042	(58,229)
Balances at March 31, 2015	$(23,015)	$(115,922)	$1,275	$(137,662)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	—	(898)	1,581	683
Amounts reclassified from accumulated other comprehensive loss	135	—	16	151
Net other comprehensive income (loss) for the period	135	(898)	1,597	834
Balances at March 31, 2014	$(6,561)	$3,006	$1,773	$(1,782)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended March 31,
		2015	2014
Amortization of pension and other post-retirement items
Prior service costs	(1)	$—	$(87)
Net loss	(1)	(652)	(132)
		(652)	(219)
	Provision for income taxes	225	84
		(427)	(135)
Net unrealized gains on available-for-sale investments
Realized loss on available-for-sale investments	Other income, net	—	(25)
	Provision for income taxes	—	9
		—	(16)
Total reclassifications for the period		$(427)	$(151)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 10 (Employee Benefits) to the financial statements included in the 2014 Form 10-K.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Pension and Post-Retirement Benefit Costs
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended March 31,
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Service cost	$28	$422	$84
Interest cost	544	535	595
Expected return on plan assets	(819)	—	(809)
Amortization of prior service cost	—	—	74
Amortization of net loss	290	266	63
Net periodic benefit cost	$43	$1,223	$7
The Company made no contribution to the U.S. salaried pension plan in the first three months of 2015. The Company contributed $388 to the U.S. salaried pension plan in the first three months of 2014. The Company contributed $112 and $290 to the U.S. wage pension plan in the first three months of 2015 and 2014, respectively. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make no contribution for the salaried pension plan and additional contributions of approximately $237 to the wage pension plan during the fiscal year ending December 31, 2015.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2015	2014
	U.S. Plans	U.S. Plans
Service cost	$6	$5
Interest cost	149	181
Amortization of prior service cost	—	13
Amortization of net loss	96	69
Net periodic benefit cost	$251	$268
10. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,340 and $2,222 for the three months ended March 31, 2015 and 2014, respectively.
11. Derivative Instruments
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, are included in cost of sales in the consolidated statement of operations. The Company had no derivative instruments that were designated as fair value hedges for the three months ended March 31, 2015 and 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three months ended March 31, 2015 and 2014.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at March 31, 2015 and December 31, 2014.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		March 31, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$2,927	$3,145
Commodity forward contracts	Deferred charges and other assets, net	1,557	—
Total derivative assets		$4,484	$3,145

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		March 31, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$5,060	$6,549
Commodity forward contracts	Other liabilities	1,801	3,559
Total derivative liabilities		$6,861	$10,108

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2015	2014
Commodity forward contracts	Gross profit	$4,241	$(611)
See Note 12 for the fair value of the Company's derivative instruments.

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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$4,209	$275	$4,484
Risk management liabilities—Commodity forward contracts	(17)	(6,844)	(6,861)
Marketable securities
Available-for-sale securities	17,033	—	17,033

	December 31, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$3,143	$2	$3,145
Risk management liabilities—Commodity forward contracts	—	(10,108)	(10,108)
Marketable securities
Available-for-sale securities	15,414	—	15,414
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,138	$253,240	$249,108	$248,630
6 ½% senior notes due 2029	100,000	118,493	100,000	116,384
6 ¾% senior notes due 2032	250,000	280,285	250,000	285,545
6 ½% GO Zone Senior Notes Due 2035	89,000	105,298	89,000	106,504
6 ½% IKE Zone Senior Notes Due 2035	65,000	76,903	65,000	77,784
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
13. Income Taxes
The effective income tax rate was 34.3% for the three months ended March 31, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 34.5% for the three months ended March 31, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
There were no unrecognized tax benefits for the three months ended March 31, 2015. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2015, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2008.
14. Earnings per Share
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

	Three Months Ended March 31,
	2015	2014
Net income attributable to Westlake Chemical Corporation	$146,342	$158,032
Less:
Net income attributable to participating securities	(200)	(384)
Net income attributable to common shareholders	$146,142	$157,648
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares—basic	132,714,566	133,072,254
Plus incremental shares from:
Assumed exercise of options	490,740	540,670
Weighted average common shares—diluted	133,205,306	133,612,924

Earnings per common share attributable to Westlake Chemical Corporation :
Basic	$1.10	$1.18
Diluted	$1.10	$1.18

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share are options to purchase 241,312 and 69,662 shares of common stock for the three months ended March 31, 2015 and 2014, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
15. Supplemental Information
Other Liabilities
Other liabilities were $157,130 and $174,859 at March 31, 2015 and December 31, 2014, respectively. Non-current pension obligation, which is a component of other liabilities, was $123,207 and $136,296 at March 31, 2015 and December 31, 2014, respectively. No other component of other liabilities was more than five percent of total liabilities.
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
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing facility in Calvert City, Kentucky, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the site. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the site, which does not include the Company's nearby polyvinyl chloride ("PVC") facility, had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,805 in 2014. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. The arbitration is currently stayed.
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
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. A number of companies have entered into consent agreements with the EPA requiring both modifications to reduce flare emissions and the installation of additional equipment to better track flare operations and emissions. On April 21, 2014, the Company received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles, Louisiana facilities. The EPA has informed the Company that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has demanded that the Company conduct additional flare sampling and provide supplemental information. The Company is currently in negotiations with the EPA regarding these demands. The EPA has indicated that it is seeking a consent decree that would obligate the Company to take corrective actions relating to the alleged noncompliance. The Company has not agreed that any flares are out of compliance or that any corrective actions are warranted. Depending on the outcome of the Company's negotiations with the EPA, additional controls on emissions from its flares may be required and these could result in increased capital and operating costs.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Company's assets for various air compliance issues. The Company is working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. Such global settlement may result in a total civil penalty of approximately $200.
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

	Three Months Ended March 31,
	2015	2014
Net external sales
Olefins
Polyethylene	$409,432	$487,144
Styrene, feedstock and other	173,645	235,654
Total Olefins	583,077	722,798
Vinyls
PVC, caustic soda and other	416,988	190,527
Building products	103,466	114,351
Total Vinyls	520,454	304,878
	$1,103,531	$1,027,676

Intersegment sales
Olefins	$23,462	$56,853
Vinyls	370	343
	$23,832	$57,196

Income (loss) from operations
Olefins	$191,103	$272,333
Vinyls	47,086	(21,114)
Corporate and other	(8,909)	(3,164)
	$229,280	$248,055

Depreciation and amortization
Olefins	$26,939	$26,647
Vinyls	31,584	19,168
Corporate and other	118	157
	$58,641	$45,972

Other income (expense), net
Olefins	$2,552	$1,454
Vinyls	5,503	(34)
Corporate and other	1,041	1,089
	$9,096	$2,509

Provision for (benefit from) income taxes
Olefins	$66,457	$93,550
Vinyls	12,805	(10,070)
Corporate and other	(884)	(105)
	$78,378	$83,375

Capital expenditures
Olefins	$55,300	$29,074
Vinyls	36,855	81,120
Corporate and other	3,667	547
	$95,822	$110,741
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2015	2014
Income from operations	$229,280	$248,055
Interest expense	(9,591)	(9,157)
Other income, net	9,096	2,509
Income before income taxes	$228,785	$241,407

	March 31, 2015	December 31, 2014
Total assets
Olefins	$1,783,845	$1,785,895
Vinyls	2,510,470	2,618,646
Corporate and other	885,470	809,449
	$5,179,785	$5,213,990
18. Subsequent Events
On April 29, 2015, Westlake Chemical Partners LP ("Westlake Partners") purchased an additional 2.7% newly issued limited partner interest in OpCo for approximately $135,341, resulting in Westlake Partners holding approximately an aggregate 13.3% limited partner interest in OpCo and the Company holding approximately an aggregate 86.7% limited partner interest in OpCo. In order to fund this purchase, Westlake Partners entered into a revolving credit facility with a subsidiary of the Company, which has a total borrowing capacity of $300,000.
Subsequent events were evaluated through the date on which the financial statements were issued.
19. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Except for Westlake Chemical OpCo LP ("OpCo"), which is less than 100% owned, each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). The August 4, 2014 initial public offering of Westlake Chemical Partners LP ("Westlake Partners") resulted in OpCo ceasing to be a 100% owned subsidiary of the Company. OpCo has been presented as a less than 100% owned guarantor subsidiary in each of the tables below, including for periods prior to the initial public offering of Westlake Partners. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, OpCo and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of March 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$701,622	$2,606	$143,005	$98,416	$—	$945,649
Accounts receivable, net	11,605	1,497,572	54,979	128,116	(1,165,145)	527,127
Inventories	—	395,664	4,564	80,152	—	480,380
Prepaid expenses and other current assets	92	18,236	122	2,160	(2,592)	18,018
Deferred income taxes	409	29,832	—	747	—	30,988
Total current assets	713,728	1,943,910	202,670	309,591	(1,167,737)	2,002,162
Property, plant and equipment, net	—	1,500,234	866,546	384,706	—	2,751,486
Equity investments	4,123,427	1,232,093	—	351,048	(5,641,847)	64,721
Other assets, net	31,209	415,180	53,832	124,633	(263,438)	361,416
Total assets	$4,868,364	$5,091,417	$1,123,048	$1,169,978	$(7,073,022)	$5,179,785
Current liabilities
Accounts payable	$1,118,864	$153,645	$27,395	$89,383	$(1,141,794)	$247,493
Accrued liabilities	16,504	150,074	6,104	58,975	(25,943)	205,714
Total current liabilities	1,135,368	303,719	33,499	148,358	(1,167,737)	453,207
Long-term debt	753,138	10,889	257,829	—	(257,829)	764,027
Deferred income taxes	—	503,540	1,902	34,846	(5,609)	534,679
Other liabilities	—	38,625	—	118,505	—	157,130
Total liabilities	1,888,506	856,773	293,230	301,709	(1,431,175)	1,909,043
Total Westlake Chemical Corporation stockholders' equity	2,979,858	4,234,644	829,818	577,385	(5,641,847)	2,979,858
Noncontrolling interests	—	—	—	290,884	—	290,884
Total equity	2,979,858	4,234,644	829,818	868,269	(5,641,847)	3,270,742
Total liabilities and equity	$4,868,364	$5,091,417	$1,123,048	$1,169,978	$(7,073,022)	$5,179,785

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$903,492	$258,391	$245,643	$(303,995)	$1,103,531
Cost of sales	—	727,399	162,164	228,269	(298,847)	818,985
Gross profit	—	176,093	96,227	17,374	(5,148)	284,546
Selling, general and administrative expenses	413	43,684	5,046	11,271	(5,148)	55,266
(Loss) income from operations	(413)	132,409	91,181	6,103	—	229,280
Interest expense	(10,752)	(1)	(1,376)	(42)	2,580	(9,591)
Other income, net	6,612	2,827	5	2,232	(2,580)	9,096
(Loss) income before income taxes	(4,553)	135,235	89,810	8,293	—	228,785
(Benefit from) provision for income taxes	(1,578)	77,999	467	1,490	—	78,378
Equity in net income of subsidiaries	149,317	79,891	—	9,452	(238,660)	—
Net income	146,342	137,127	89,343	16,255	(238,660)	150,407
Net income attributable to noncontrolling interests	—	—	—	4,065	—	4,065
Net income attributable to Westlake Chemical Corporation	$146,342	$137,127	$89,343	$12,190	$(238,660)	$146,342
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$88,113	$137,365	$89,343	$(47,319)	$(179,389)	$88,113

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$844,342	$560,014	$9,117	$(385,797)	$1,027,676
Cost of sales	—	790,577	327,700	8,186	(385,797)	740,666
Gross profit	—	53,765	232,314	931	—	287,010
Selling, general and administrative expenses	546	29,285	7,778	1,346	—	38,955
(Loss) income from operations	(546)	24,480	224,536	(415)	—	248,055
Interest expense	(8,947)	(210)	(3,591)	—	3,591	(9,157)
Other income (expense), net	5,006	456	1,252	(614)	(3,591)	2,509
(Loss) income before income taxes	(4,487)	24,726	222,197	(1,029)	—	241,407
(Benefit from) provision for income taxes	(1,558)	6,787	78,323	(177)	—	83,375
Equity in net income of subsidiaries	160,961	143,874	—	—	(304,835)	—
Net income (loss) attributable to Westlake Chemical Corporation	$158,032	$161,813	$143,874	$(852)	$(304,835)	$158,032
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$158,866	$161,948	$143,874	$(1,750)	$(304,072)	$158,866

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$146,342	$137,127	$89,343	$16,255	$(238,660)	$150,407
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	501	29,592	19,803	9,246	—	59,142
Deferred income taxes	(124)	6,431	54	(1,030)	—	5,331
Net changes in working capital and other	(151,572)	(114,779)	6,973	(3,606)	238,660	(24,324)
Net cash (used for) provided by operating activities	(4,853)	58,371	116,173	20,865	—	190,556
Cash flows from investing activities
Additions to property, plant and equipment	—	(47,385)	(39,540)	(8,897)	—	(95,822)
Settlements of derivative instruments	—	(833)	—	—	—	(833)
Net cash used for investing activities	—	(48,218)	(39,540)	(8,897)	—	(96,655)
Cash flows from financing activities
Intercompany financing	72,634	(99,765)	30,191	(3,060)	—	—
Dividends paid	(21,964)	—	—	—	—	(21,964)
Distributions paid	—	89,161	(95,364)	2,645	—	(3,558)
Proceeds from exercise of stock options	157	—	—	—	—	157
Repurchase of common stock for treasury	(2,000)	—	—	—	—	(2,000)
Windfall tax benefits from share-based payment arrangements	1,701	—	—	—	—	1,701
Net cash provided by (used for) financing activities	50,528	(10,604)	(65,173)	(415)	—	(25,664)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,189)	—	(3,189)
Net increase (decrease) in cash and cash equivalents	45,675	(451)	11,460	8,364	—	65,048
Cash and cash equivalents at beginning of period	655,947	3,057	131,545	90,052	—	880,601
Cash and cash equivalents at end of period	$701,622	$2,606	$143,005	$98,416	$—	$945,649

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$158,032	$161,813	$143,874	$(852)	$(304,835)	$158,032
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	365	26,394	19,014	564	—	46,337
Deferred income taxes	(162)	5,220	3,267	(50)	—	8,275
Net changes in working capital and other	(165,553)	(169,342)	31,731	(1,810)	304,835	(139)
Net cash (used for) provided by operating activities	(7,318)	24,085	197,886	(2,148)	—	212,505
Cash flows from investing activities
Additions to property, plant and equipment	—	(59,254)	(51,305)	(182)	—	(110,741)
Proceeds from disposition of assets	—	12	—	—	—	12
Proceeds from sales and maturities of securities	30,119	—	—	—	—	30,119
Purchase of securities	(49,025)	—	—	—	—	(49,025)
Settlements of derivative instruments	—	—	(409)	—	—	(409)
Net cash used for investing activities	(18,906)	(59,242)	(51,714)	(182)	—	(130,044)
Cash flows from financing activities
Intercompany financing	106,903	(155,387)	46,041	2,443	—	—
Net distributions prior to Westlake Partners initial public offering	—	192,213	(192,213)	—	—	—
Dividends paid	(16,789)	—	—	—	—	(16,789)
Proceeds from exercise of stock options	2,158	—	—	—	—	2,158
Windfall tax benefits from share-based payment arrangements	3,512	—	—	—	—	3,512
Net cash provided by (used for) financing activities	95,784	36,826	(146,172)	2,443	—	(11,119)
Net increase in cash and cash equivalents	69,560	1,669	—	113	—	71,342
Cash and cash equivalents at beginning of period	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of period	$490,508	$7,896	$—	$34,239	$—	$532,643

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since 2009 and continuing through the first quarter of 2015, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, with the significant drop in crude oil prices beginning in the third quarter of 2014 and continuing through the first quarter of 2015, we have seen a reduction in the cost advantage enjoyed by North American ethane-based ethylene producers. Further, crude oil price volatility in the North American and global markets may result in reduced prices and margins in 2015. On the other hand, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the completion of our new world-scale Geismar, Louisiana chlor-alkali plant and the ethane feedstock conversion and ethylene expansion project at Westlake Chemical OpCo LP's ("OpCo") Calvert City, Kentucky ethylene plant in the fourth quarter of 2013 and in the second quarter of 2014, respectively, have contributed to improved operating margins and cash flow for our Vinyls segment.
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2015 and beyond, our financial condition, results of operations or cash flows may still be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.
Recent Developments
On April 29, 2015, Westlake Chemical Partners LP ("Westlake Partners") purchased an additional 2.7% newly issued limited partner interest in OpCo for approximately $135.3 million, resulting in Westlake Partners holding approximately an aggregate 13.3% limited partner interest in OpCo and us holding approximately an aggregate 86.7% limited partner interest in OpCo. In order to fund this purchase, Westlake Partners entered into a revolving credit facility with a subsidiary of ours, which has a total borrowing capacity of $300.0 million. See "—Liquidity and Capital Resources—Westlake Partners Credit Arrangements."
In February 2015, we entered into an agreement to acquire INEOS Chlor Vinyls Holdings B.V.'s 35.7% interest in Suzhou Huasu Plastics Co., Ltd., a PVC joint venture based near Shanghai. We currently own a 59% interest in this joint venture. The completion of this acquisition is subject to government approvals.

Results of Operations

	Three Months Ended March 31,
	2015	2014

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$409,432	$487,144
Styrene, feedstock and other	173,645	235,654
Total Olefins	583,077	722,798
Vinyls
PVC, caustic soda and other	416,988	190,527
Building products	103,466	114,351
Total Vinyls	520,454	304,878
Total	$1,103,531	$1,027,676

Income (loss) from operations
Olefins	$191,103	$272,333
Vinyls	47,086	(21,114)
Corporate and other	(8,909)	(3,164)
Total income from operations	229,280	248,055
Interest expense	(9,591)	(9,157)
Other income, net	9,096	2,509
Provision for income taxes	78,378	83,375
Net income	150,407	158,032
Net income attributable to noncontrolling interests	4,065	—
Net income attributable to Westlake Chemical Corporation	$146,342	$158,032
Diluted earnings per share	$1.10	$1.18

	Three Months Ended March 31, 2015
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-26.9%	+7.6%
Vinyls	-9.0%	+79.7%
Company average	-21.6%	+29.0%

	Three Months Ended March 31,
	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.3	11.4
Propane (cents/lb)	12.6	30.8
Ethylene (cents/lb) (2)	36.6	55.1
Polyethylene (cents/lb) (3)	76.7	107.7
Styrene (cents/lb) (4)	54.3	86.9
Caustic soda ($/short ton) (5)	588.3	579.2
Chlorine ($/short ton) (6)	239.2	236.7
PVC (cents/lb) (7)	65.5	66.5

_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended March 31, 2015, net income attributable to Westlake Chemical Corporation was $146.3 million, or $1.10 per diluted share, on net sales of $1,103.5 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $11.7 million, or $0.08 per diluted share, compared to the quarter ended March 31, 2014 net income attributable to Westlake Chemical Corporation of $158.0 million, or $1.18 per diluted share, on net sales of $1,027.7 million. Net sales for the first quarter of 2015 increased by $75.8 million compared to net sales for the first quarter of 2014, mainly attributable to sales contributed by Vinnolit, our specialty PVC resin business, which we acquired in July 2014, partially offset by lower sales prices for our major products. Income from operations was $229.3 million for the first quarter of 2015 as compared to $248.1 million for the first quarter of 2014. Income from operations for the first quarter of 2015 benefited from improved vinyls integrated product margins, mainly as a result of the cost-advantaged ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of a feedstock conversion and ethylene expansion project, improved production rates at our Geismar chlor-alkali plant and the contribution from Vinnolit as compared to the first quarter of 2014. However, this benefit was more than offset by lower olefins integrated product margins as a result of lower sales prices in the first quarter of 2015 as compared to the prior-year period. Sales prices in the first quarter of 2015 were negatively impacted by the significant decline in crude oil prices.
RESULTS OF OPERATIONS
First Quarter 2015 Compared with First Quarter 2014
Net Sales. Net sales increased by $75.8 million, or 7.4%, to $1,103.5 million in the first quarter of 2015 from $1,027.7 million in the first quarter of 2014, primarily attributable to sales contributed by Vinnolit and higher sales volumes for caustic soda and North American Specialty Products, our specialty PVC pipe business, partially offset by lower sales prices for our major products and lower sales volumes for polyethylene and ethylene co-products. Ethylene co-products sales volumes were lower for the first quarter of 2015 primarily due to the change to ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project. Average sales prices for the first quarter of 2015 decreased by 21.6% as compared to the first quarter of 2014. Sales prices in the first quarter of 2015 were negatively impacted by the significant decline in crude oil prices. Overall sales volumes increased by 29.0% as compared to the first quarter of 2014.
Gross Profit. Gross profit margin percentage decreased to 25.8% for the first quarter of 2015 from 27.9% for the first quarter of 2014. The first quarter 2015 gross profit benefited from lower average feedstock costs. However, this increase was more than offset by lower sales prices for our major products and the negative impact from lost sales, lower production rates and costs associated with the maintenance turnaround at our Geismar facility. Sales prices decreased an average of 21.6% for the first quarter of 2015 as compared to the first quarter of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2015 of $55.3 million increased by $16.3 million as compared to the first quarter of 2014, mainly due to general and administrative costs incurred by Vinnolit for the first quarter of 2015, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees.
Interest Expense. Interest expense increased by $0.4 million to $9.6 million in the first quarter of 2015 from $9.2 million in the first quarter of 2014 largely as a result of decreased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.

Other Income, Net. Other income, net increased by $6.6 million to $9.1 million in the first quarter of 2015 from $2.5 million in the first quarter of 2014 mainly due to higher income from our equity method investments and higher gains on foreign exchange.
Income Taxes. The effective income tax rate was 34.3% for the first quarter of 2015. The effective income tax rate for the first quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 34.5% for the first quarter of 2014. The effective income tax rate for the first quarter of 2014 was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $139.7 million, or 19.3%, to $583.1 million in the first quarter of 2015 from $722.8 million in the first quarter of 2014, primarily due to lower sales prices for our major products and lower sales volume for polyethylene, partially offset by higher sales volumes for styrene and ethylene, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 26.9% in the first quarter of 2015 as compared to the first quarter of 2014. Average sales volumes for the Olefins segment increased by 7.6% in the first quarter of 2015 as compared to the first quarter of 2014.
Income from Operations. Income from operations decreased by $81.2 million, or 29.8%, to $191.1 million in the first quarter of 2015 from $272.3 million in the first quarter of 2014. This decrease was mainly attributable to lower olefins integrated product margins primarily as a result of lower sales prices and lower polyethylene sales volume in the first quarter of 2015 as compared to the prior-year period. Trading activity in the first quarter of 2015 resulted in a gain of $4.2 million as compared to a loss of $0.6 million in the first quarter of 2014.
Vinyls Segment
Net Sales. Net sales increased by $215.6 million, or 70.7%, to $520.5 million in the first quarter of 2015 from $304.9 million in the first quarter of 2014. This increase was mainly attributable to sales contributed by Vinnolit and higher sales volumes for PVC resin, caustic soda and North American Specialty Products, partially offset by lower sales prices for our major products. The increase in net sales in the first quarter of 2015 was also partially offset by the lower ethylene co-products volumes produced, and consequently sold, as a result of the change in feedstock utilized at OpCo's Calvert City ethylene plant from propane to ethane, following the completion of the feedstock conversion project in the second quarter of 2014. Average sales prices for the Vinyls segment decreased by 9.0% in the first quarter of 2015 as compared to the first quarter of 2014. Average sales volumes for the Vinyls segment increased by 79.7% in the first quarter of 2015 as compared to the first quarter of 2014, primarily attributable to sales contributed by Vinnolit.
Income (Loss) from Operations. Income from operations was $47.1 million in the first quarter of 2015 as compared to a loss from operations of $21.1 million in the first quarter of 2014, an improvement of $68.2 million. This improvement was primarily driven by higher vinyls integrated product margins in the first quarter of 2015 mainly as a result of the cost-advantaged ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project, as compared to the prior-year period. In addition, first quarter 2015 income from operations benefited from higher caustic soda sales volume primarily attributable to improved production rates at our Geismar chlor-alkali plant and the contribution from Vinnolit as compared to the first quarter of 2014. First quarter 2015 income from operations was negatively impacted by lost sales, lower production rates and costs associated with the maintenance turnaround at our Geismar facility. The first quarter 2014 income from operations was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with a maintenance turnaround at our Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
Cash Flows
Operating Activities
Operating activities provided cash of $190.6 million in the first three months of 2015 compared to cash provided of $212.5 million in the first three months of 2014. The $21.9 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations and an increase in the use of cash for working capital purposes. Income from operations decreased by $18.8 million in the first three months of 2015 primarily due to lower olefins integrated product margins as a result of lower sales prices as compared to the prior-year period, partially offset by higher vinyls integrated product margins mainly driven by the cost-advantaged ethane feedstock currently utilized at OpCo's Calvert City ethylene plant, higher caustic soda sales volume and the contribution from Vinnolit as compared to the first quarter of 2014. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $14.9 million in the first three months of 2015, compared to $2.0 million of cash provided in the first three months of 2014, an unfavorable change of $16.9 million. The change was mainly due to a decrease in accrued liabilities, partially offset by lower inventory and accounts receivable mainly as a result of lower product prices during the 2015 period, as compared to the prior-year period.
Investing Activities
Net cash used for investing activities during the first three months of 2015 was $96.7 million as compared to net cash used for investing activities of $130.0 million in the first three months of 2014. Capital expenditures were $95.8 million in the first three months of 2015 compared to $110.7 million in the first three months of 2014, a decrease mainly attributable to the completion of the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City site in the second quarter of 2014. Capital expenditures in the first three months of 2015 were mainly incurred on the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles, Louisiana site. Capital expenditures in the first three months of 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first three months of 2015 and 2014 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. The remaining activity during the first three months of 2014 was primarily related to the purchases of securities and the receipt of proceeds from the sales and maturities of our investments.
Financing Activities
Net cash used by financing activities during the first three months of 2015 was $25.7 million as compared to net cash used of $11.1 million in the first three months of 2014. The activity during the first three months of 2015 was primarily related to the $22.0 million payment of cash dividends, $3.6 million payment of cash distributions to noncontrolling interests and the $2.0 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds of $0.2 million from the exercise of stock options. The activity during the first three months of 2014 was mainly related to the $16.8 million payment of cash dividends, partially offset by proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of OpCo's ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo currently plans to upgrade and expand the capacity of its Petro 1 ethylene unit at our Lake Charles site during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for sales to us and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other financing. As of March 31, 2015, OpCo had incurred a total cost of approximately $74.2 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million (the "2011 Program"). In November 2014, our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). During the three months ended March 31, 2015, we repurchased 34,025 shares of our common stock for an aggregate purchase price of approximately $2.0 million under both the 2011 and 2014 Programs. As of March 31, 2015, we had repurchased 1,944,161 shares of our common stock for an aggregate purchase price of approximately $100.0 million under the 2011 Program, the full amount of the 2011 Program. As of March 31, 2015, we had repurchased 14,577 shares of our common stock for an aggregate purchase price of approximately $0.9 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of March 31, 2015, our cash and cash equivalents totaled $945.6 million. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of March 31, 2015, our long-term debt, including current maturities, totaled $764.0 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $0.9 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of March 31, 2015, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2015, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At March 31, 2015, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of March 31, 2015, we had outstanding letters of credit totaling $30.0 million and borrowing availability of $370.0 million under the revolving credit facility.
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

The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt" in the 2014 Form 10-K for more information on the revolving credit facility.
GO Zone and IKE Zone Bonds
As of March 31, 2015, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2014 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
3.60% Senior Notes due 2022
The 3.60% senior notes due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% senior notes due 2022 prior to maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2014 Form 10-K for more information on the 3.60% senior notes due 2022. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% senior notes due 2022 in excess of $5.0 million are guarantors of the 3.60% senior notes due 2022.
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
Westlake Partners Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Partners, entered into on April 29, 2015. The revolver is scheduled to mature on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan.

Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. As of March 31, 2015, outstanding borrowings under the credit facility totaled $90.7 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The revolving credit facility matures in 2019.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Lake Charles facility;

•	results of acquisitions;

•	pension plan obligations, funding requirements and investment policies;

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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the 2014 Form 10-K and the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2015, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $14.8 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have decreased our income before taxes by $0.9 million. Additional information concerning derivative commodity instruments appears in Notes 11 and 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2015, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2015) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2015 was 0.06%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2015, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2014 Form 10-K, filed on February 25, 2015, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 16 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2014 Form 10-K. There have been no material changes from those risk factors, except as described below.
To service our indebtedness and fund our capital requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and pay cash dividends will depend on our ability to generate cash in the future, including any distributions that we may receive from Westlake Partners. This is subject to general economic, financial, currency, competitive, legislative, regulatory and other factors that are beyond our control. The U.S. Treasury Department and the IRS recently issued proposed regulations providing guidance on the meaning of "qualifying income" for activities involving natural resources. If the regulations were to become final in their current form, Westlake Partners would likely be treated as a corporation for U.S. federal income tax purposes following a ten-year transition period. If and when that occurs, Westlake Partners may distribute less cash to us and the other holders of its units.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2015	34,193	$58.79	34,025	$249,150,000
February 2015	34,622	$66.79	—	$249,150,000
March 2015	—	$—	—	$249,150,000
	68,815	$62.81	34,025
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock and restricted stock units granted to our employees under the 2013 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program (the "2011 Program"). In the first quarter of 2015, the Company repurchased 19,448 shares under the 2011 Program, bringing the total number of shares repurchased under this program to 1,944,161 at an aggregate purchase price of $100.0 million, the full amount of the 2011 Program. On November 21, 2014, the Company's Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). As of March 31, 2015, 14,577 shares of common stock had been acquired at an aggregate purchase price of $0.9 million under the 2014 Program. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

10.1
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1 filed on June 30, 2014, File No. 1-36567)

10.2
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

10.3†	Form of Stock Option Award Letter for 2015 Executive Officer Awards

10.4†	Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards

10.5†	Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1#	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	May 6, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1 filed on June 30, 2014, File No. 1-36567)

10.2
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

10.3†	Form of Stock Option Award Letter for 2015 Executive Officer Awards

10.4†	Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards

10.5†	Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1#	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.