Form 10-Q
period 2015-06-30
WESTLAKE CHEMICAL CORP
filed 2015-08-05
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 29, 2015 was 131,938,403.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,026,569	$880,601
Accounts receivable, net	600,722	560,666
Inventories	486,297	525,776
Prepaid expenses and other current assets	23,018	11,807
Deferred income taxes	29,634	32,437
Total current assets	2,166,240	2,011,287
Property, plant and equipment, net	2,855,508	2,757,557
Equity investments	37,746	61,305
Other assets, net
Intangible assets, net	213,968	218,431
Deferred charges and other assets, net	137,548	165,410
Total other assets, net	351,516	383,841
Total assets	$5,411,010	$5,213,990
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$282,978	$261,062
Accrued liabilities	251,680	276,118
Total current liabilities	534,658	537,180
Long-term debt	764,056	763,997
Deferred income taxes	532,344	536,066
Other liabilities	162,777	174,859
Total liabilities	1,993,835	2,012,102
Commitments and contingencies (Notes 8 and 19)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,679,064 shares issued at June 30, 2015 and December 31, 2014	1,347	1,347
Common stock, held in treasury, at cost; 2,646,260 and 1,787,546 shares at June 30, 2015 and December 31, 2014, respectively	(158,472)	(96,372)
Additional paid-in capital	537,368	530,441
Retained earnings	2,863,069	2,555,528
Accumulated other comprehensive loss	(119,924)	(79,433)
Total Westlake Chemical Corporation stockholders' equity	3,123,388	2,911,511
Noncontrolling interests	293,787	290,377
Total equity	3,417,175	3,201,888
Total liabilities and equity	$5,411,010	$5,213,990
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,185,002	$998,576	$2,288,533	$2,026,252
Cost of sales	831,821	692,605	1,650,806	1,433,271
Gross profit	353,181	305,971	637,727	592,981
Selling, general and administrative expenses	57,807	39,183	113,073	78,138
Income from operations	295,374	266,788	524,654	514,843
Other income (expense)
Interest expense	(8,958)	(9,539)	(18,549)	(18,696)
Other income, net	22,058	4,601	31,154	7,110
Income before income taxes	308,474	261,850	537,259	503,257
Provision for income taxes	98,413	92,407	176,791	175,782
Net income	210,061	169,443	360,468	327,475
Net income attributable to noncontrolling interests	4,966	—	9,031	—
Net income attributable to Westlake Chemical Corporation	$205,095	$169,443	$351,437	$327,475
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.55	$1.27	$2.65	$2.45
Diluted	$1.54	$1.26	$2.64	$2.44
Weighted average common shares outstanding:
Basic	132,538,123	133,223,705	132,625,857	133,148,398
Diluted	133,044,975	133,767,890	133,124,697	133,690,836
Dividends per common share	$0.1650	$0.1260	$0.3300	$0.2520
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in thousands of dollars)
Net income	$210,061	$169,443	$360,468	$327,475
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(186)	(31)	(186)	(31)
Amortization of benefits liability	675	226	1,327	445
Income tax provision on pension and other post-retirement benefits liability	(164)	(75)	(389)	(159)
Foreign currency translation adjustments	17,872	808	(41,826)	(90)
Available-for-sale investments
Unrealized holding gains on investments	3,077	2,364	4,703	4,831
Reclassification of net realized gain to net income	(3,795)	(1,237)	(3,795)	(1,212)
Income tax benefit (provision) on available- for-sale investments	259	(405)	(325)	(1,300)
Other comprehensive income (loss)	17,738	1,650	(40,491)	2,484
Comprehensive income	227,799	171,093	319,977	329,959
Comprehensive income attributable to noncontrolling interests, net of tax	4,966	—	9,031	—
Comprehensive income attributable to Westlake Chemical Corporation	$222,833	$171,093	$310,946	$329,959
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$360,468	$327,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	118,981	94,474
Recovery of doubtful accounts	228	311
Amortization of debt issuance costs	1,002	730
Stock-based compensation expense	4,905	4,511
Loss from disposition of fixed assets	890	1,872
Gain from sales of equity securities	(3,795)	—
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	(21,045)	—
Impairment of equity method investment	4,925	—
Deferred income taxes	3,088	19,359
Windfall tax benefits from share-based payment arrangements	(1,895)	(4,436)
Income from equity method investments, net of dividends	(1,760)	(1,239)
Other gains (losses), net	423	(526)
Changes in operating assets and liabilities
Accounts receivable	(22,380)	(27,367)
Inventories	50,115	34,360
Prepaid expenses and other current assets	(10,844)	(5,480)
Accounts payable	(2,327)	(21,990)
Accrued liabilities	(40,526)	13,631
Other, net	(5,098)	(3,443)
Net cash provided by operating activities	435,355	432,242
Cash flows from investing activities
Acquisition of business, net of cash acquired	15,782	—
Additions to property, plant and equipment	(203,933)	(216,912)
Proceeds from disposition of assets	—	13
Proceeds from sales and maturities of securities	15,037	342,045
Purchase of securities	—	(117,332)
Settlements of derivative instruments	(1,174)	(290)
Net cash (used for) provided by investing activities	(174,288)	7,524
Cash flows from financing activities
Dividends paid	(43,896)	(33,623)
Distributions to noncontrolling interests	(7,218)	—
Proceeds from exercise of stock options	831	4,187
Proceeds from issuance of notes payable	2,392	—
Repayment of notes payable	(4,299)	—
Repurchase of common stock for treasury	(62,804)	—
Windfall tax benefits from share-based payment arrangements	1,895	4,436
Net cash used for financing activities	(113,099)	(25,000)
Effect of exchange rate changes on cash and cash equivalents	(2,000)	—
Net increase in cash and cash equivalents	145,968	414,766
Cash and cash equivalents at beginning of period	880,601	461,301
Cash and cash equivalents at end of period	$1,026,569	$876,067
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014 and the changes in its cash position for the six months ended June 30, 2015 and 2014.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard will be effective for annual periods beginning after December 15, 2015 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
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
2. Financial Instruments
Cash Equivalents
The Company had $654,739 and $509,811 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2015 and December 31, 2014, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	June 30, 2015	December 31, 2014
Non-current	$5,074	$15,414
Total available-for-sale securities	$5,074	$15,414
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,802	$1,272	$—	$5,074
Total available-for-sale securities	$3,802	$1,272	$—	$5,074

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,050	$364	$—	$15,414
Total available-for-sale securities	$15,050	$364	$—	$15,414
As of June 30, 2015 and December 31, 2014, net unrealized gains on the Company's available-for-sale securities of $816 and $233, respectively, net of income tax expense of $456 and $131, respectively, were recorded in accumulated other comprehensive income. See Note 13 for the fair value hierarchy of the Company's available-for-sale securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales and maturities of securities	$15,037	$311,926	$15,037	$342,045
Gross realized gains	3,795	1,298	3,795	1,311
Gross realized losses	—	(61)	—	(99)
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2015	December 31, 2014
Trade customers	$575,609	$525,546
Affiliates	—	437
Allowance for doubtful accounts	(13,468)	(13,468)
	562,141	512,515
Federal and state taxes	11,746	8,919
Other	26,835	39,232
Accounts receivable, net	$600,722	$560,666
4. Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Finished products	$280,317	$300,909
Feedstock, additives and chemicals	134,369	158,635
Materials and supplies	71,611	66,232
Inventories	$486,297	$525,776
5. Property, Plant and Equipment
As of June 30, 2015, the Company had property, plant and equipment, net totaling $2,855,508. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $51,263 and $39,859 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense on property, plant and equipment of $100,921 and $77,920 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Amortization expense on intangible and other assets of $9,578 and $9,008 is included in the consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. Amortization expense on intangible and other assets of $19,062 and $17,284 is included in the consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at June 30, 2015 and December 31, 2014. Goodwill for the Vinyls segment was $32,026 at June 30, 2015 and December 31, 2014. There were no changes in the carrying amount of goodwill by operating segments for the six months ended June 30, 2015.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$263,803	$261,062
Notes payable to banks	19,175	—
Accounts and notes payable	$282,978	$261,062
8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
3.60% senior notes due 2022	$249,167	$249,108
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$764,056	$763,997
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase. At June 30, 2015, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.00% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of June 30, 2015, the Company had outstanding letters of credit totaling $29,670 and borrowing availability of $370,330 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Stockholders' Equity
Changes in stockholders' equity for the six months ended June 30, 2015 and 2014 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	351,437	—	9,031	360,468
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	752	—	752
Foreign currency translation adjustments	—	—	—	—	(41,826)	—	(41,826)
Net unrealized holding gains on investments	—	—	—	—	583	—	583
Common stock repurchased	—	(62,804)	—	—	—	—	(62,804)
Shares issued—stock- based compensation	—	704	127	—	—	—	831
Stock-based compensation, net of tax on stock options exercised	—	—	6,800	—	—	—	6,800
Dividends paid	—	—	—	(43,896)	—	—	(43,896)
Distributions to noncontrolling interests	—	—	—	—	—	(7,218)	(7,218)
Noncontrolling interest in acquired business	—	—	—	—	—	1,597	1,597
Balances at June 30, 2015	$1,347	$(158,472)	$537,368	$2,863,069	$(119,924)	$293,787	$3,417,175

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2013	$1,346	$(46,220)	$511,432	$1,954,661	$(2,616)	$2,418,603
Net income	—	—	—	327,475	—	327,475
Other comprehensive income (loss), net of income taxes:
Pension and other post-retirement benefits liability	—	—	—	—	255	255
Foreign currency translation adjustments	—	—	—	—	(90)	(90)
Net unrealized holding gains on investments	—	—	—	—	2,319	2,319
Shares issued—stock-based compensation	1	1,039	3,147	—	—	4,187
Stock-based compensation, net of tax on stock options exercised	—	—	8,947	—	—	8,947
Dividends paid	—	—	—	(33,623)	—	(33,623)
Balances at June 30, 2014	$1,347	$(45,181)	$523,526	$2,248,513	$(132)	$2,728,073

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 and 2014 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	(115)	(41,826)	3,015	(38,926)
Amounts reclassified from accumulated other comprehensive loss (income)	867	—	(2,432)	(1,565)
Net other comprehensive income (loss) for the period	752	(41,826)	583	(40,491)
Balances at June 30, 2015	$(22,690)	$(98,050)	$816	$(119,924)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	(20)	(90)	3,096	2,986
Amounts reclassified from accumulated other comprehensive loss	275	—	(777)	(502)
Net other comprehensive income (loss) for the period	255	(90)	2,319	2,484
Balances at June 30, 2014	$(6,441)	$3,814	$2,495	$(132)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Amortization of pension and other post-retirement items
Prior service costs	(1)	$—	$(87)	$—	$(173)
Net loss	(1)	(675)	(139)	(1,327)	(272)
		(675)	(226)	(1,327)	(445)
	Provision for income taxes	235	86	460	170
		(440)	(140)	(867)	(275)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	3,795	1,237	3,795	1,212
	Provision for income taxes	(1,363)	(444)	(1,363)	(435)
		2,432	793	2,432	777
Total reclassifications for the period		$1,992	$653	$1,565	$502

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

10. Pension and Post-Retirement Benefit Costs
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Service cost	$1	$414	$84	$29	$835	$167
Interest cost	489	525	576	1,032	1,061	1,170
Expected return on plan assets	(705)	—	(777)	(1,524)	—	(1,586)
Amortization of prior service cost	—	—	74	—	—	148
Amortization of net loss	318	261	70	609	526	134
Net periodic benefit cost	$103	$1,200	$27	$146	$2,422	$33
The Company made no contribution to the U.S. salaried pension plan in the first six months of 2015. The Company contributed $965 to the U.S. salaried pension plan in the first six months of 2014. The Company contributed $349 and $580 to the U.S. wage pension plan in the first six months of 2015 and 2014, respectively. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make no contribution for the salaried pension plan and no further contribution to the wage pension plan for the fiscal year ending December 31, 2015.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
Service cost	$6	$5	$11	$11
Interest cost	149	181	299	362
Amortization of prior service cost	—	13	—	25
Amortization of net loss	96	69	192	138
Net periodic benefit cost	$251	$268	$502	$536
11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,565 and $2,289 for the three months ended June 30, 2015 and 2014, respectively, and $4,905 and $4,511 for the six months ended June 30, 2015 and 2014, respectively.

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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, are included in cost of sales in the consolidated statement of operations. The Company had no derivative instruments that were designated as fair value hedges for the six months ended June 30, 2015 and 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at June 30, 2015 and December 31, 2014.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		June 30, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$2,439	$3,145
Commodity forward contracts	Deferred charges and other assets, net	2,433	—
Total derivative assets		$4,872	$3,145

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		June 30, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$3,446	$6,549
Commodity forward contracts	Other liabilities	3,047	3,559
Total derivative liabilities		$6,493	$10,108

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity forward contracts	Gross profit	$595	$240	$4,836	$(371)
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$3,958	$914	$4,872
Risk management liabilities—Commodity forward contracts	(1,825)	(4,668)	(6,493)
Marketable securities
Available-for-sale securities	5,074	—	5,074

	December 31, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$3,143	$2	$3,145
Risk management liabilities—Commodity forward contracts	—	(10,108)	(10,108)
Marketable securities
Available-for-sale securities	15,414	—	15,414
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2015 and 2014.
In addition to the financial assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts and notes payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts and notes payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,167	$251,118	$249,108	$248,630
6 ½% senior notes due 2029	100,000	119,018	100,000	116,384
6 ¾% senior notes due 2032	250,000	277,375	250,000	285,545
6 ½% GO Zone Senior Notes Due 2035	89,000	104,498	89,000	106,504
6 ½% IKE Zone Senior Notes Due 2035	65,000	75,485	65,000	77,784
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
14. Income Taxes
The effective income tax rate was 32.9% for the six months ended June 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Suzhou Huasu Plastics Co., Ltd. and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 34.9% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
There were no unrecognized tax benefits for the six months ended June 30, 2015. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2015, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Westlake Chemical Corporation	$205,095	$169,443	$351,437	$327,475
Less:
Net income attributable to participating securities	(253)	(360)	(457)	(746)
Net income attributable to common shareholders	$204,842	$169,083	$350,980	$326,729

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares—basic	132,538,123	133,223,705	132,625,857	133,148,398
Plus incremental shares from:
Assumed exercise of options	506,852	544,185	498,840	542,438
Weighted average common shares—diluted	133,044,975	133,767,890	133,124,697	133,690,836

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.55	$1.27	$2.65	$2.45
Diluted	$1.54	$1.26	$2.64	$2.44
Excluded from the computation of diluted earnings per share are options to purchase 330,315 and 134,938 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 285,933 and 102,480 shares of common stock for the six months ended June 30, 2015 and 2014, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $251,680 and $276,118 at June 30, 2015 and December 31, 2014, respectively. Accrued rebates and accrued incentive compensation, which are components of accrued liabilities, were $30,428 and $34,278 at June 30, 2015, respectively, and $49,900 and $37,626 at December 31, 2014, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $162,777 and $174,859 at June 30, 2015 and December 31, 2014, respectively. Non-current pension obligation, which is a component of other liabilities, was $126,708 and $136,296 at June 30, 2015 and December 31, 2014, respectively. No other component of other liabilities was more than five percent of total liabilities.
Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$866	$1,105	$1,751	$2,328
Dividend income	1,357	—	3,329	—
Foreign exchange currency (losses) gains, net	(500)	3	1,871	(245)
(Loss) income from equity method investments	(350)	1,920	4,613	3,941
Impairment of equity method investment	(4,925)	—	(4,925)	—
Gain on acquisition and related expenses, net	20,430	—	20,430	—
Gain from sales of equity securities	3,795	—	3,795	—
Other	1,385	1,573	290	1,086
Other income, net	$22,058	$4,601	$31,154	$7,110

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

17. Acquisition
On June 1, 2015, the Company acquired an additional 35.7% equity interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu") from INEOS Chlor Vinyls Holdings B.V., increasing its interest in Huasu to 95.0%. Huasu is a polyvinyl chloride ("PVC") joint venture based near Shanghai, People's Republic of China and has a combined annual capacity of 300 million pounds of PVC resin, 145 million pounds of PVC film and sheet and 33 million pounds of building products.
Prior to the acquisition of this 35.7% interest, the Company owned a 59.3% interest in Huasu. The Company accounted for the investment using the equity method of accounting because Huasu did not meet the definition of a variable interest entity and because contractual arrangements giving certain substantive participatory rights to minority shareholders prevented the Company from exercising a controlling financial interest over Huasu. As a result of the Company obtaining control over Huasu, the Company's 59.3% interest was remeasured to fair value, resulting in a loss of $1,505, which is included in other income, net in the consolidated statements of operations.
The closing date purchase price of $5,518 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The transaction resulted in a bargain purchase acquisition-date gain of $22,550 and is recognized in other income, net in the consolidated statements of operations. The Company believes there are several factors that contributed to this transaction resulting in a bargain purchase acquisition-date gain, including the slowdown in the growth of, and current weakness in, the Chinese economy. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. Huasu's net sales and earnings included in the consolidated statements of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statements of operations for the three and six months ended June 30, 2015. The acquisition-related costs recognized in the consolidated statements of operations for the three and six months ended June 30, 2015 are not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the six months ended June 30, 2015 and 2014.
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

Fair value of consideration transferred—cash	$5,518
Preexisting balances between the Company and Huasu, net	(8,538)
Fair value of the Company's investment in Huasu before the business combination (1)	18,890
Fair value of the noncontrolling interest in Huasu (1)	1,597
$17,467

Preliminary allocation of consideration transferred to net assets acquired:
Cash	$21,300
Working capital, excluding inventory and cash (2)	(5,461)
Inventories	17,717
Property, plant and equipment	19,786
Other assets	7,760
Notes payable to banks	(21,085)
Total identifiable net assets	40,017
Bargain purchase gain on acquisition	$22,550
_____________

(1)
The fair values of the Company's 59.3% equity interest and the noncontrolling interest were estimated using internally developed, unobservable inputs (Level 3 inputs in the fair value hierarchy of fair value accounting) based on a cost approach.

(2)	The fair value of accounts receivable acquired is $2,515, with the gross contractual amount being $3,006. The Company expects $491 to be uncollectible.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Insurance Recovery
During the second quarter of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. The Company recognized approximately $4,470 as a partial insurance recovery related to business interruption costs, primarily for additional costs incurred to procure the necessary feedstock and other costs as a result of the fire at the third-party facility. The partial insurance recovery is included in cost of sales in the consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net external sales
Olefins
Polyethylene	$450,482	$475,503	$859,914	$962,647
Styrene, feedstock and other	170,396	223,550	344,041	459,204
Total Olefins	620,878	699,053	1,203,955	1,421,851
Vinyls
PVC, caustic soda and other	429,878	168,762	846,866	359,289
Building products	134,246	130,761	237,712	245,112
Total Vinyls	564,124	299,523	1,084,578	604,401
	$1,185,002	$998,576	$2,288,533	$2,026,252

Intersegment sales
Olefins	$26,641	$34,782	$50,103	$91,635
Vinyls	387	331	757	674
	$27,028	$35,113	$50,860	$92,309

Income (loss) from operations
Olefins	$220,938	$238,657	$412,041	$510,990
Vinyls	87,966	38,129	135,052	17,015
Corporate and other	(13,530)	(9,998)	(22,439)	(13,162)
	$295,374	$266,788	$524,654	$514,843

Depreciation and amortization
Olefins	$27,623	$26,721	$54,562	$53,368
Vinyls	32,599	21,623	64,183	40,791
Corporate and other	118	158	236	315
	$60,340	$48,502	$118,981	$94,474

Other income (expense), net
Olefins	$(104)	$1,199	$2,448	$2,653
Vinyls	1,413	(213)	6,916	(247)
Corporate and other	20,749	3,615	21,790	4,704
	$22,058	$4,601	$31,154	$7,110

Provision for (benefit from) income taxes
Olefins	$74,212	$83,502	$140,669	$177,052
Vinyls	26,653	10,430	39,458	360
Corporate and other	(2,452)	(1,525)	(3,336)	(1,630)
	$98,413	$92,407	$176,791	$175,782

Capital expenditures
Olefins	$81,534	$43,448	$136,835	$72,522
Vinyls	24,569	62,262	61,425	143,382
Corporate and other	2,007	461	5,673	1,008
	$108,110	$106,171	$203,933	$216,912
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations	$295,374	$266,788	$524,654	$514,843
Interest expense	(8,958)	(9,539)	(18,549)	(18,696)
Other income, net	22,058	4,601	31,154	7,110
Income before income taxes	$308,474	$261,850	$537,259	$503,257

	June 30, 2015	December 31, 2014
Total assets
Olefins	$1,844,391	$1,785,895
Vinyls	2,656,936	2,618,646
Corporate and other	909,683	809,449
	$5,411,010	$5,213,990
21. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
22. Guarantor Disclosures
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$756,385	$3,923	$133,890	$132,371	$—	$1,026,569
Accounts receivable, net	13,335	1,995,787	57,957	144,560	(1,610,917)	600,722
Inventories	—	376,750	3,856	105,691	—	486,297
Prepaid expenses and other current assets	136	20,981	30	4,132	(2,261)	23,018
Deferred income taxes	409	29,832	—	279	(886)	29,634
Total current assets	770,265	2,427,273	195,733	387,033	(1,614,064)	2,166,240
Property, plant and equipment, net	—	1,520,734	914,270	420,504	—	2,855,508
Equity investments	4,690,426	1,228,964	—	467,530	(6,349,174)	37,746
Other assets, net	18,920	300,172	50,018	133,840	(151,434)	351,516
Total assets	$5,479,611	$5,477,143	$1,160,021	$1,408,907	$(8,114,672)	$5,411,010
Current liabilities
Accounts and notes payable	$1,594,555	$145,719	$36,339	$104,954	$(1,598,589)	$282,978
Accrued liabilities	8,501	173,112	16,441	69,101	(15,475)	251,680
Total current liabilities	1,603,056	318,831	52,780	174,055	(1,614,064)	534,658
Long-term debt	753,167	10,889	145,651	—	(145,651)	764,056
Deferred income taxes	—	498,993	1,614	37,520	(5,783)	532,344
Other liabilities	—	39,553	—	123,224	—	162,777
Total liabilities	2,356,223	868,266	200,045	334,799	(1,765,498)	1,993,835
Total Westlake Chemical Corporation stockholders' equity	3,123,388	4,608,877	959,976	780,321	(6,349,174)	3,123,388
Noncontrolling interests	—	—	—	293,787	—	293,787
Total equity	3,123,388	4,608,877	959,976	1,074,108	(6,349,174)	3,417,175
Total liabilities and equity	$5,479,611	$5,477,143	$1,160,021	$1,408,907	$(8,114,672)	$5,411,010

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$990,434	$251,705	$250,365	$(307,502)	$1,185,002
Cost of sales	—	750,892	157,177	226,283	(302,531)	831,821
Gross profit	—	239,542	94,528	24,082	(4,971)	353,181
Selling, general and administrative expenses	399	42,682	5,191	14,506	(4,971)	57,807
(Loss) income from operations	(399)	196,860	89,337	9,576	—	295,374
Interest expense	(10,569)	(4)	(856)	(52)	2,523	(8,958)
Other income (expense), net	9,776	(9,371)	34	24,142	(2,523)	22,058
(Loss) income before income taxes	(1,192)	187,485	88,515	33,666	—	308,474
(Benefit from) provision for income taxes	(399)	97,218	(41)	1,635	—	98,413
Equity in net income of subsidiaries	205,888	76,799	—	11,757	(294,444)	—
Net income	205,095	167,066	88,556	43,788	(294,444)	210,061
Net income attributable to noncontrolling interests	—	—	—	4,966	—	4,966
Net income attributable to Westlake Chemical Corporation	$205,095	$167,066	$88,556	$38,822	$(294,444)	$205,095
Comprehensive income attributable to Westlake Chemical Corporation	$222,833	$167,206	$88,556	$56,879	$(312,641)	$222,833

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$879,842	$524,135	$11,753	$(417,154)	$998,576
Cost of sales	—	821,234	277,589	10,936	(417,154)	692,605
Gross profit	—	58,608	246,546	817	—	305,971
Selling, general and administrative expenses	529	31,066	6,165	1,423	—	39,183
(Loss) income from operations	(529)	27,542	240,381	(606)	—	266,788
Interest expense	(9,535)	(4)	(4,105)	—	4,105	(9,539)
Other income (expense), net	7,137	965	1,397	(793)	(4,105)	4,601
(Loss) income before income taxes	(2,927)	28,503	237,673	(1,399)	—	261,850
(Benefit from) provision for income taxes	(1,039)	9,766	83,829	(149)	—	92,407
Equity in net income of subsidiaries	171,331	153,844	—	—	(325,175)	—
Net income (loss) attributable to Westlake Chemical Corporation	$169,443	$172,581	$153,844	$(1,250)	$(325,175)	$169,443
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$171,093	$172,701	$153,844	$(442)	$(326,103)	$171,093

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,901,365	$510,096	$496,007	$(618,935)	$2,288,533
Cost of sales	—	1,485,728	319,341	454,553	(608,816)	1,650,806
Gross profit	—	415,637	190,755	41,454	(10,119)	637,727
Selling, general and administrative expenses	812	86,366	10,237	25,777	(10,119)	113,073
(Loss) income from operations	(812)	329,271	180,518	15,677	—	524,654
Interest expense	(21,321)	(5)	(2,232)	(94)	5,103	(18,549)
Other income (expense), net	16,387	(6,544)	39	26,375	(5,103)	31,154
(Loss) income before income taxes	(5,746)	322,722	178,325	41,958	—	537,259
(Benefit from) provision for income taxes	(1,976)	175,170	426	3,171	—	176,791
Equity in net income of subsidiaries	355,207	156,690	—	21,209	(533,106)	—
Net income	351,437	304,242	177,899	59,996	(533,106)	360,468
Net income attributable to noncontrolling interests	—	—	—	9,031	—	9,031
Net income attributable to Westlake Chemical Corporation	$351,437	$304,242	$177,899	$50,965	$(533,106)	$351,437
Comprehensive income attributable to Westlake Chemical Corporation	$310,946	$304,620	$177,899	$9,513	$(492,032)	$310,946

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,724,184	$1,084,149	$20,870	$(802,951)	$2,026,252
Cost of sales	—	1,611,811	605,289	19,122	(802,951)	1,433,271
Gross profit	—	112,373	478,860	1,748	—	592,981
Selling, general and administrative expenses	1,075	60,351	13,943	2,769	—	78,138
(Loss) income from operations	(1,075)	52,022	464,917	(1,021)	—	514,843
Interest expense	(18,690)	(6)	(7,696)	—	7,696	(18,696)
Other income (expense), net	12,351	1,213	2,649	(1,407)	(7,696)	7,110
(Loss) income before income taxes	(7,414)	53,229	459,870	(2,428)	—	503,257
(Benefit from) provision for income taxes	(2,597)	16,553	162,152	(326)	—	175,782
Equity in net income of subsidiaries	332,292	297,718	—	—	(630,010)	—
Net income (loss) attributable to Westlake Chemical Corporation	$327,475	$334,394	$297,718	$(2,102)	$(630,010)	$327,475
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$329,959	$334,649	$297,718	$(2,192)	$(630,175)	$329,959

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$351,437	$304,242	$177,899	$59,996	$(533,106)	$360,468
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,002	59,792	40,195	18,994	—	119,983
Deferred income taxes	(40)	929	(234)	2,433	—	3,088
Net changes in working capital and other	(371,716)	(310,600)	15,748	85,278	533,106	(48,184)
Net cash (used for) provided by operating activities	(19,317)	54,363	233,608	166,701	—	435,355
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(95,363)	(95,514)	(13,056)	—	(203,933)
Proceeds from sales and maturities of securities	15,037	—	—	—	—	15,037
Settlements of derivative instruments	—	(1,174)	—	—	—	(1,174)
Net cash provided by (used for) investing activities	15,037	(96,537)	(95,514)	2,726	—	(174,288)
Cash flows from financing activities
Intercompany financing	208,692	(269,281)	53,354	7,235	—	—
Intercompany financing—OpCo	—	135,341	(135,341)	—	—	—
Dividends paid	(43,896)	—	—	—	—	(43,896)
Distributions paid	—	176,980	(189,103)	4,905	—	(7,218)
Purchase of limited partner interests	—	—	135,341	(135,341)	—	—
Proceeds from exercise of stock options	831	—	—	—	—	831
Proceeds from issuance of notes payable	—	—	—	2,392	—	2,392
Repayment of notes payable	—	—	—	(4,299)	—	(4,299)
Repurchase of common stock for treasury	(62,804)	—	—	—	—	(62,804)
Windfall tax benefits from share-based payment arrangements	1,895	—	—	—	—	1,895
Net cash provided by (used for) financing activities	$104,718	$43,040	$(135,749)	$(125,108)	$—	$(113,099)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$(2,000)	$—	$(2,000)
Net increase in cash and cash equivalents	100,438	866	2,345	42,319	—	145,968
Cash and cash equivalents at beginning of period	655,947	3,057	131,545	90,052	—	880,601
Cash and cash equivalents at end of period	$756,385	$3,923	$133,890	$132,371	$—	$1,026,569

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$327,475	$334,394	$297,718	$(2,102)	$(630,010)	$327,475
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	730	54,121	39,282	1,071	—	95,204
Deferred income taxes	(292)	12,931	6,813	(93)	—	19,359
Net changes in working capital and other	(336,669)	(336,097)	35,108	(2,148)	630,010	(9,796)
Net cash (used for) provided by operating activities	(8,756)	65,349	378,921	(3,272)	—	432,242
Cash flows from investing activities
Additions to property, plant and equipment	—	(110,338)	(106,191)	(383)	—	(216,912)
Proceeds from disposition of assets	—	12	—	1	—	13
Proceeds from sales and maturities of securities	342,045	—	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	—	(117,332)
Settlements of derivative instruments	—	—	(290)	—	—	(290)
Net cash provided by (used for) investing activities	224,713	(110,326)	(106,481)	(382)	—	7,524
Cash flows from financing activities
Intercompany financing	221,745	(329,044)	104,173	3,126	—	—
Net distributions prior to Westlake Partners initial public offering	—	376,613	(376,613)	—	—	—
Dividends paid	(33,623)	—	—	—	—	(33,623)
Proceeds from exercise of stock options	4,187	—	—	—	—	4,187
Windfall tax benefits from share-based payment arrangements	4,436	—	—	—	—	4,436
Net cash provided by (used for) financing activities	196,745	47,569	(272,440)	3,126	—	(25,000)
Net increase (decrease) in cash and cash equivalents	412,702	2,592	—	(528)	—	414,766
Cash and cash equivalents at beginning of period	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of period	$833,650	$8,819	$—	$33,598	$—	$876,067

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the second quarter of 2015, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, with the significant drop in crude oil prices beginning in the third quarter of 2014 and the resulting lower crude oil prices through the second quarter of 2015, we have seen a reduction in the cost advantage enjoyed by North American ethane-based ethylene producers. Further, crude oil price volatility in the North American and global markets has already resulted in reduced prices and margins in 2015 and may continue to do so. On the other hand, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices.
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
Recent Developments
On June 1, 2015, we acquired an additional 35.7% controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu"), a PVC joint venture based near Shanghai, People's Republic of China, from INEOS Chlor Vinyls Holdings B.V., increasing our interest in Huasu to 95.0%. Prior to the acquisition of this 35.7% interest, we owned a 59.3% interest in Huasu. Huasu has a combined annual capacity of 300 million pounds of PVC resin, 145 million pounds of PVC film and sheet and 33 million pounds of building products.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$450,482	$475,503	$859,914	$962,647
Styrene, feedstock and other	170,396	223,550	344,041	459,204
Total Olefins	620,878	699,053	1,203,955	1,421,851
Vinyls
PVC, caustic soda and other	429,878	168,762	846,866	359,289
Building products	134,246	130,761	237,712	245,112
Total Vinyls	564,124	299,523	1,084,578	604,401
Total	$1,185,002	$998,576	$2,288,533	$2,026,252

Income (loss) from operations
Olefins	$220,938	$238,657	$412,041	$510,990
Vinyls	87,966	38,129	135,052	17,015
Corporate and other	(13,530)	(9,998)	(22,439)	(13,162)
Total income from operations	295,374	266,788	524,654	514,843
Interest expense	(8,958)	(9,539)	(18,549)	(18,696)
Other income, net	22,058	4,601	31,154	7,110
Provision for income taxes	98,413	92,407	176,791	175,782
Net income	210,061	169,443	360,468	327,475
Net income attributable to noncontrolling interests	4,966	—	9,031	—
Net income attributable to Westlake Chemical Corporation	$205,095	$169,443	$351,437	$327,475
Diluted earnings per share	$1.54	$1.26	$2.64	$2.44

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-29.4%	+18.2%	-28.4%	+13.1%
Vinyls	-11.3%	+99.7%	-11.2%	+90.6%
Company average	-24.0%	+42.6%	-23.3%	+36.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.2	9.8	6.2	10.6
Propane (cents/lb)	10.8	25.2	11.7	28.0
Ethylene (cents/lb) (2)	36.1	55.5	36.3	55.3
Polyethylene (cents/lb) (3)	78.3	109.0	77.5	108.3
Styrene (cents/lb) (4)	65.8	82.2	60.1	84.5
Caustic soda ($/short ton) (5)	576.7	595.0	582.5	587.1
Chlorine ($/short ton) (6)	268.3	232.5	253.8	234.6
PVC (cents/lb) (7)	67.5	69.5	66.5	68.0

_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density film over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended June 30, 2015, net income attributable to Westlake Chemical Corporation was $205.1 million, or $1.54 per diluted share, on net sales of $1.2 billion. This represents an increase in net income attributable to Westlake Chemical Corporation of $35.7 million, or $0.28 per diluted share, compared to the quarter ended June 30, 2014 net income attributable to Westlake Chemical Corporation of $169.4 million, or $1.26 per diluted share, on net sales of $998.6 million. Net income attributable to Westlake Chemical Corporation for the second quarter of 2015 included a net pre-tax gain of $15.5 million, or $0.13 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Huasu and the partial impairment of an equity method investment. The bargain purchase gain on acquisition was non-taxable and lowered our effective tax rate for the second quarter of 2015 from approximately 34.3% to 31.9%. Net sales for the second quarter of 2015 increased by $186.4 million compared to net sales for the second quarter of 2014, mainly attributable to sales contributed by Vinnolit, our specialty PVC resin business, which we acquired in July 2014, and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products. Income from operations was $295.4 million for the second quarter of 2015 as compared to $266.8 million for the second quarter of 2014. Income from operations for the second quarter of 2015 benefited from improved vinyls integrated product margins, mainly due to lower feedstock costs, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher production rates at our Geismar chlor-alkali plant, and the contribution from Vinnolit as compared to the second quarter of 2014. However, this benefit was partially offset by lower olefins integrated product margins primarily as a result of lower sales prices in the second quarter of 2015 as compared to the prior-year period, and costs related to several maintenance turnarounds completed during the second quarter of 2015.
For the six months ended June 30, 2015, net income attributable to Westlake Chemical Corporation was $351.4 million, or $2.64 per diluted share, on net sales of $2.3 billion. This represents an increase in net income attributable to Westlake Chemical Corporation of $23.9 million, or $0.20 per diluted share, from the six months ended June 30, 2014 net income attributable to Westlake Chemical Corporation of $327.5 million, or $2.44 per diluted share, on net sales of $2.0 billion. Net income attributable to Westlake Chemical Corporation for the six months ended June 30, 2015 included a net pre-tax gain of $15.5 million, or $0.13 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Huasu and the partial impairment of an equity method investment. Net sales for the six months ended June 30, 2015 increased by $262.2 million compared to the prior-year period, primarily due to sales contributed by Vinnolit, higher sales volumes for ethylene, PVC resin and caustic soda, partially offset by lower sales prices for all our major products. Income from operations was $524.7 million for the six months ended June 30, 2015 as compared to $514.8 million for the six months ended June 30, 2014, an increase mainly attributable to improved vinyls integrated product margins, primarily driven by lower feedstock costs, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher production rates at our Geismar chlor-alkali plant, and the contribution from Vinnolit, partially offset by lower olefins integrated product margins mainly as a result of lower sales prices as compared to the prior-year period. Sales prices in the first six months of 2015 were negatively impacted by the significant decline in crude oil prices.
RESULTS OF OPERATIONS
Second Quarter 2015 Compared with Second Quarter 2014
Net Sales. Net sales increased by $186.4 million, or 18.7%, to $1.2 billion in the second quarter of 2015 from $998.6 million in the second quarter of 2014, primarily attributable to sales contributed by Vinnolit and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products. Average sales prices for the second quarter of 2015 decreased by 24.0% as compared to the second quarter of 2014. Sales prices in the second quarter of 2015 were negatively impacted by the lower crude oil prices as compared to the prior-year period. Overall sales volumes increased by 42.6% as compared to the second quarter of 2014.

Gross Profit. Gross profit margin percentage decreased to 29.8% for the second quarter of 2015 from 30.6% for the second quarter of 2014. The second quarter 2015 gross profit benefited from lower average feedstock costs. However, this increase was more than offset by lower sales prices for our major products as sales prices decreased an average of 24.0% for the second quarter of 2015 as compared to the second quarter of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 2015 of $57.8 million increased by $18.6 million as compared to the second quarter of 2014, mainly due to general and administrative costs incurred by Vinnolit for the second quarter of 2015 and an increase in consulting and professional fees.
Interest Expense. Interest expense decreased by $0.5 million to $9.0 million in the second quarter of 2015 from $9.5 million in the second quarter of 2014 largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net increased by $17.5 million to $22.1 million in the second quarter of 2015 from $4.6 million in the second quarter of 2014 mainly due to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, of approximately $20.4 million.
Income Taxes. The effective income tax rate was 31.9% for the second quarter of 2015. The effective income tax rate for the second quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 35.3% for the second quarter of 2014. The effective income tax rate for the second quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales decreased by $78.2 million, or 11.2%, to $620.9 million in the second quarter of 2015 from $699.1 million in the second quarter of 2014, primarily due to lower sales prices for our major products, partially offset by higher sales volumes for ethylene and polyethylene as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 29.4% in the second quarter of 2015 as compared to the second quarter of 2014. Average sales volumes for the Olefins segment increased by 18.2% in the second quarter of 2015 as compared to the second quarter of 2014.
Income from Operations. Income from operations decreased by $17.8 million, or 7.5%, to $220.9 million in the second quarter of 2015 from $238.7 million in the second quarter of 2014. This decrease was mainly attributable to lower olefins integrated product margins primarily as a result of lower sales prices and costs incurred related to several polyethylene maintenance turnarounds completed in the second quarter of 2015, partially offset by higher polyethylene sales volume and lower feedstock and energy costs in the second quarter of 2015 as compared to the prior-year period.
Vinyls Segment
Net Sales. Net sales increased by $264.6 million, or 88.3%, to $564.1 million in the second quarter of 2015 from $299.5 million in the second quarter of 2014. This increase was mainly attributable to sales contributed by Vinnolit and higher domestic sales volumes for PVC resin and caustic soda, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 11.3% in the second quarter of 2015 as compared to the second quarter of 2014. Average sales volumes for the Vinyls segment increased by 99.7% in the second quarter of 2015 as compared to the second quarter of 2014, primarily attributable to sales contributed by Vinnolit.
Income (Loss) from Operations. Income from operations increased by $49.9 million to $88.0 million in the second quarter of 2015 from $38.1 million in the second quarter of 2014. This increase was primarily driven by higher vinyls integrated product margins in the second quarter of 2015, mainly attributable to lower feedstock costs and increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project, as compared to the prior-year period. In addition, second quarter 2015 income from operations benefited from higher caustic soda sales volume, primarily attributable to higher production rates at our Geismar chlor-alkali plant, and the contribution from Vinnolit. The increase in second quarter 2015 income from operations was partially offset by lower sales prices for our major products, as compared to the second quarter of 2014, and costs and reduced sales volume in Europe related to a maintenance turnaround and ethylene shortage. Second quarter 2014 income from operations was negatively impacted by significantly higher propane costs and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net Sales. Net sales increased by $262.2 million, or 12.9%, to $2.3 billion for the six months ended June 30, 2015 from $2.0 billion for the six months ended June 30, 2014, primarily attributable to sales contributed by Vinnolit, higher sales volumes for ethylene, PVC resin and caustic soda, partially offset by lower sales prices for all our major products. Average sales prices for the six months ended June 30, 2015 decreased by 23.3% as compared to the six months ended June 30, 2014. Sales prices in the first six months of 2015 were negatively impacted by the significant decline in crude oil prices. Overall sales volumes for the six months ended June 30, 2015 increased by 36.2% as compared to the six months ended June 30, 2014.
Gross Profit. Gross profit margin percentage of 27.9% for the six months ended June 30, 2015 decreased from the 29.3% gross profit margin percentage for the six months ended June 30, 2014. The decrease was mainly the result of lower olefins integrated product margins primarily due to lower sales prices. Sales prices decreased an average of 23.3% for the six months ended June 30, 2015 as compared to the prior-year period. In addition, gross profit for the six months ended June 30, 2015 was negatively impacted by lost sales, lower production rates and costs associated with the maintenance turnaround at our Geismar facility. The decrease in gross profit for the six months ended June 30, 2015 was partially offset by lower average feedstock costs and higher vinyls integrated product margins, primarily attributable to lower feedstock costs, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher production rates at our Geismar chlor-alkali plant, as compared to the prior-year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2015 increased by $35.0 million as compared to the six months ended June 30, 2014, mainly attributable to general and administrative costs incurred by Vinnolit for the six months ended June 30, 2015, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees.
Interest Expense. Interest expense decreased by $0.2 million to $18.5 million for the six months ended June 30, 2015, largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net increased by $24.1 million to $31.2 million for the six months ended June 30, 2015 from $7.1 million for the six months ended June 30, 2014. The increase from the prior-year period was principally due to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, of approximately $20.4 million, the gain from the sales of equity securities and dividends received from cost method investments, partially offset by the partial impairment of an equity method investment.
Income Taxes. The effective income tax rate was 32.9% for the six months ended June 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 34.9% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was below the U.S. federal statutory rate of 35.0% primarily due to state tax credits and the domestic manufacturing deduction, mostly offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $217.9 million, or 15.3%, to $1.2 billion for the six months ended June 30, 2015 from $1.4 billion for the six months ended June 30, 2014, mainly due to lower sales prices for our major products, partially offset by higher sales volumes for ethylene and polyethylene as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 28.4% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Average sales volumes for the Olefins segment increased by 13.1% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Income from Operations. Income from operations decreased by $99.0 million, or 19.4%, to $412.0 million for the six months ended June 30, 2015 from $511.0 million for the six months ended June 30, 2014. This decrease was mainly attributable to lower olefins integrated product margins primarily as a result of lower sales prices, partially offset by higher ethylene and polyethylene sales volumes and lower feedstock and energy costs for the six months ended June 30, 2015 as compared to the prior-year period. Trading activity for the six months ended June 30, 2015 resulted in a gain of $4.8 million as compared to a loss of $0.4 million for the prior-year period.
Vinyls Segment
Net Sales. Net sales increased by $480.2 million, or 79.5%, to $1.1 billion for the six months ended June 30, 2015 from $604.4 million for the six months ended June 30, 2014. This increase was primarily attributable to sales contributed by Vinnolit and higher sales volumes for PVC resin and caustic soda, partially offset by lower sales prices for our major products and lower sales volume for ethylene co-products. Ethylene co-products sales volumes were lower for the six months ended June 30, 2015, mainly due to the change to ethane feedstock currently utilized at OpCo's Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project. Average sales prices for the Vinyls segment decreased by 11.2% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Average sales volumes for the Vinyls segment increased by 90.6% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily related to sales contributed by Vinnolit.
Income from Operations. Income from operations increased by $118.1 million to $135.1 million for the six months ended June 30, 2015 from $17.0 million for the six months ended June 30, 2014. This increase was primarily driven by higher vinyls integrated product margins for the six months ended June 30, 2015, mainly attributable to lower feedstock costs and increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project, higher caustic soda sales volume primarily attributable to higher production rates at our Geismar chlor-alkali plant and the contribution from Vinnolit, as compared to the prior-year period. The increase in income from operations for the six months ended June 30, 2015 was partially offset by lost sales, lower production rates and costs associated with the maintenance turnaround at our Geismar facility and lower sales prices for our major products. Income from operations for the six months ended June 30, 2014 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project and, prior to the completion of OpCo's Calvert City ethylene plant's feedstock conversion project, lower vinyls integrated product margins attributable to significantly higher propane costs.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
Cash Flows
Operating Activities
Operating activities provided cash of $435.4 million in the first six months of 2015 compared to cash provided of $432.2 million in the first six months of 2014. The $3.2 million increase in cash flows from operating activities was mainly due to an increase in income from operations and an increase in depreciation and amortization, partially offset by an increase in the use of cash for working capital purposes. Income from operations increased by $9.9 million in the first six months of 2015 primarily due to higher vinyls integrated product margins, mainly driven by lower feedstock costs, increased production at our Calvert City facilities and higher production rates at our Geismar chlor-alkali plant, and the contribution from Vinnolit. This increase was partially offset by lower olefins integrated product margins mostly due to lower sales prices, as compared to the prior-year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $25.9 million in the first six months of 2015, compared to $6.9 million of cash used in the first six months of 2014, an unfavorable change of $19.0 million. The change was mainly due to a decrease in current liabilities (accounts payable and accrued liabilities), partially offset by lower inventory mainly as a result of lower product prices during the 2015 period, as compared to the prior-year period.
Investing Activities
Net cash used for investing activities during the first six months of 2015 was $174.3 million as compared to net cash provided for investing activities of $7.5 million in the first six months of 2014. Capital expenditures were $203.9 million in the first six months of 2015 compared to $216.9 million in the first six months of 2014, a decrease mainly attributable to the completion of the feedstock conversion and ethylene expansion project and PVC plant expansion project at our Calvert City site in the second quarter of 2014. Capital expenditures in the first six months of 2015 were mainly incurred on the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles, Louisiana site. Capital expenditures in the first six months of 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first six months of 2015 and 2014 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of Huasu. We also received aggregate proceeds of $15.0 million from the sales of our investments in the first six months of 2015. The activity during the first six months of 2014 was primarily related to the purchases of securities and the receipt of proceeds from the sales and maturities of our investments.

Financing Activities
Net cash used by financing activities during the first six months of 2015 was $113.1 million as compared to net cash used of $25.0 million in the first six months of 2014. The activity during the first six months of 2015 was primarily related to the $43.9 million payment of cash dividends, $7.2 million payment of cash distributions to noncontrolling interests and the $62.8 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds of $0.8 million from the exercise of stock options. In addition, we repaid $4.3 million of short-term notes payable to banks, partially offset by $2.4 million of proceeds received from the issuance of the notes payable. The activity during the first six months of 2014 was mainly related to the $33.6 million payment of cash dividends, partially offset by proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of OpCo's ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo currently plans to upgrade and expand the capacity of its Petro 1 ethylene unit at our Lake Charles site during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for sales to us and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other financing. As of June 30, 2015, OpCo had incurred a total cost of approximately $114.4 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million (the "2011 Program"). As of March 31, 2015, we had repurchased the full amount of the 2011 Program. In November 2014, our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). During the three months ended June 30, 2015, we repurchased 850,457 shares of our common stock for an aggregate purchase price of approximately $60.8 million under the 2014 Program. As of June 30, 2015, we had repurchased 865,034 shares of our common stock for an aggregate purchase price of approximately $61.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of June 30, 2015, our cash and cash equivalents totaled $1.0 billion. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of June 30, 2015, our long-term debt, including current maturities, totaled $764.1 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $0.8 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of June 30, 2015, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2015, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.

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
At June 30, 2015, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of June 30, 2015, we had outstanding letters of credit totaling $29.7 million and borrowing availability of $370.3 million under the revolving credit facility.
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
GO Zone and IKE Zone Bonds
As of June 30, 2015, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2014 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
Westlake Partners Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Partners, entered into on April 29, 2015. The revolving credit facility matures on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2015, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of June 30, 2015, outstanding borrowings under the credit facility totaled $113.9 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo eliminate upon consolidation.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2015, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $20.3 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have increased our income before taxes by $1.3 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2015, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2015) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2015 was 0.15%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2015, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2014 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2015	250	$77.77	—	$249,150,000
May 2015	218,850	$71.00	218,178	$232,865,000
June 2015	632,279	$71.67	632,279	$188,346,000
	851,379	$71.50	850,457
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock and restricted stock units granted to our employees under the 2013 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program (the "2011 Program"). As of March 31, 2015, we had repurchased the full amount of the 2011 Program. On November 21, 2014, our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). As of June 30, 2015, 865,034 shares of common stock had been acquired at an aggregate purchase price of $61.7 million under the 2014 Program. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

10.2
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

10.3
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

10.4
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 5, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

10.2
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

10.3
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

10.4
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260)

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