Form 10-Q
period 2015-09-30
WESTLAKE CHEMICAL CORP
filed 2015-11-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 28, 2015 was 130,652,184.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$961,925	$880,601
Marketable securities	285,726	—
Accounts receivable, net	520,960	560,666
Inventories	430,006	525,776
Prepaid expenses and other current assets	18,272	11,807
Deferred income taxes	31,541	32,437
Total current assets	2,248,430	2,011,287
Property, plant and equipment, net	2,916,630	2,757,557
Equity investments	9,593	61,305
Other assets, net
Intangible assets, net	218,652	218,431
Deferred charges and other assets, net	131,100	165,410
Total other assets, net	349,752	383,841
Total assets	$5,524,405	$5,213,990
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$244,772	$261,062
Accrued liabilities	290,115	276,118
Total current liabilities	534,887	537,180
Long-term debt	764,086	763,997
Deferred income taxes	534,824	536,066
Other liabilities	170,770	174,859
Total liabilities	2,004,567	2,012,102
Commitments and contingencies (Notes 8 and 19)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,663,244 and 134,679,064 shares issued at September 30, 2015 and December 31, 2014, respectively	1,347	1,347
Common stock, held in treasury, at cost; 3,722,899 and 1,787,546 shares at September 30, 2015 and December 31, 2014, respectively	(217,542)	(96,372)
Additional paid-in capital	540,342	530,441
Retained earnings	3,022,717	2,555,528
Accumulated other comprehensive loss	(121,865)	(79,433)
Total Westlake Chemical Corporation stockholders' equity	3,224,999	2,911,511
Noncontrolling interests	294,839	290,377
Total equity	3,519,838	3,201,888
Total liabilities and equity	$5,524,405	$5,213,990
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,188,037	$1,253,227	$3,476,570	$3,279,479
Cost of sales	876,761	891,707	2,527,567	2,324,978
Gross profit	311,276	361,520	949,003	954,501
Selling, general and administrative expenses	57,248	54,759	170,321	132,897
Income from operations	254,028	306,761	778,682	821,604
Other income (expense)
Interest expense	(8,211)	(9,486)	(26,760)	(28,182)
Other income (expense), net	2,636	(2,670)	33,790	4,440
Income before income taxes	248,453	294,605	785,712	797,862
Provision for income taxes	60,033	124,449	236,824	300,231
Net income	188,420	170,156	548,888	497,631
Net income attributable to noncontrolling interests	4,816	2,399	13,847	2,399
Net income attributable to Westlake Chemical Corporation	$183,604	$167,757	$535,041	$495,232
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.39	$1.26	$4.04	$3.71
Diluted	$1.39	$1.25	$4.02	$3.69
Weighted average common shares outstanding:
Basic	131,664,296	133,299,458	132,301,814	133,199,304
Diluted	132,121,235	133,846,059	132,786,534	133,743,145
Dividends per common share	$0.1815	$0.1650	$0.5115	$0.4170
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands of dollars)
Net income	$188,420	$170,156	$548,888	$497,631
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(22)	(31)	(208)	(62)
Amortization of benefits liability	692	240	2,019	685
Income tax provision on pension and other post-retirement benefits liability	(232)	(81)	(621)	(240)
Foreign currency translation adjustments	(1,920)	(37,792)	(43,746)	(37,882)
Available-for-sale investments
Unrealized holding (losses) gains on investments	(716)	2,129	3,987	6,960
Reclassification of net realized gain to net income	—	—	(3,795)	(1,212)
Income tax benefit (provision) on available- for-sale investments	257	(766)	(68)	(2,066)
Other comprehensive loss	(1,941)	(36,301)	(42,432)	(33,817)
Comprehensive income	186,479	133,855	506,456	463,814
Comprehensive income attributable to noncontrolling interests, net of tax	4,816	2,399	13,847	2,399
Comprehensive income attributable to Westlake Chemical Corporation	$181,663	$131,456	$492,609	$461,415
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$548,888	$497,631
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180,229	148,394
Provision for doubtful accounts	778	295
Amortization of debt issuance costs	1,504	1,172
Stock-based compensation expense	7,544	6,856
Loss from disposition of fixed assets	2,590	2,635
Gain from sales of securities	(3,795)	—
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	(21,045)	—
Impairment of equity method investment	4,925	—
Deferred income taxes	7,585	34,459
Windfall tax benefits from share-based payment arrangements	(2,452)	(6,670)
Income from equity method investments, net of dividends	(1,016)	(3,199)
Other losses (gains), net	3,584	(495)
Changes in operating assets and liabilities
Accounts receivable	54,937	6,055
Inventories	105,899	80,492
Prepaid expenses and other current assets	(5,496)	458
Accounts payable	(30,511)	(98,769)
Accrued liabilities	(10,893)	111,965
Other, net	(1,955)	(5,155)
Net cash provided by operating activities	841,300	776,124
Cash flows from investing activities
Acquisition of business, net of cash acquired	15,782	(611,087)
Additions to property, plant and equipment	(329,236)	(311,183)
Proceeds from disposition of assets	17	145
Proceeds from disposition of equity method investment	27,865	—
Proceeds from repayment of loan acquired	—	45,923
Proceeds from sales and maturities of securities	16,056	342,045
Purchase of securities	(282,542)	(117,332)
Settlements of derivative instruments	(1,535)	(689)
Net cash used for investing activities	(553,593)	(652,178)
Cash flows from financing activities
Capitalized debt issuance costs	—	(1,167)
Dividends paid	(67,852)	(55,690)
Distributions to noncontrolling interests	(10,982)	—
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	286,088
Proceeds from exercise of stock options	984	5,502
Proceeds from issuance of notes payable	19,483	—
Repayment of notes payable	(32,954)	—
Repurchase of common stock for treasury	(114,254)	(9,495)
Windfall tax benefits from share-based payment arrangements	2,452	6,670
Net cash (used for) provided by financing activities	(203,123)	231,908
Effect of exchange rate changes on cash and cash equivalents	(3,260)	(3,687)
Net increase in cash and cash equivalents	81,324	352,167
Cash and cash equivalents at beginning of period	880,601	461,301
Cash and cash equivalents at end of period	$961,925	$813,468
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014 and the changes in its cash position for the nine months ended September 30, 2015 and 2014.
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
Simplifying the Measurement of Inventory
In July 2015, the FASB issued an accounting standards update that requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new standard, entities will no longer need to calculate other measures of "market." The new accounting guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have a significant impact on the Company's consolidated financial position, results of operations and cash flows.
Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
In August 2015, the FASB issued final guidance incorporating into the Accounting Standards Codification a June 2015 SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The announcement came in response to questions that arose after the FASB issued the Simplifying the Presentation of Debt Issuance Costs standard in April 2015, which standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. That standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could also present the cost as an asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. Regardless of asset or contra-liability presentation, debt issuance costs should be amortized over the term of the arrangement. The accounting standard became effective upon announcement in June 2015 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued an accounting standards update that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance further requires specific disclosure pertaining to the measurement period adjustments. The accounting standard will be effective for reporting periods beginning after December 15, 2015 and is not expected to have a significant impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

2. Financial Instruments
Cash Equivalents
The Company had $530,806 and $509,811 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2015 and December 31, 2014, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	September 30, 2015	December 31, 2014
Current	$285,726	$—
Non-current	4,098	15,414
Total available-for-sale securities	$289,824	$15,414
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
Corporate bonds	$194,310	$306	$(171)	$194,445
U.S. government debt	55,073	80	(2)	55,151
Asset-backed securities	36,081	66	(17)	36,130
Equity securities	3,804	294	—	4,098
Total available-for-sale securities	$289,268	$746	$(190)	$289,824

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,050	$364	$—	$15,414
Total available-for-sale securities	$15,050	$364	$—	$15,414
As of September 30, 2015 and December 31, 2014, net unrealized gains on the Company's available-for-sale securities of $357 and $233, respectively, net of income tax expense of $199 and $131, respectively, were recorded in accumulated other comprehensive income. See Note 13 for the fair value hierarchy of the Company's available-for-sale securities.
As of September 30, 2015, the corporate bond securities held by the Company had maturities ranging between two months to three years, the U.S. government debt securities held by the Company, excluding U.S. government agency mortgage-backed securities, had maturities ranging between four months to three years, the U.S. government agency mortgage-backed securities held by the Company had maturities ranging between five to six years and the asset-backed securities held by the Company had maturities ranging between one to 26 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales and maturities of securities	$1,019	$—	$16,056	$342,045
Gross realized gains	—	—	3,795	1,311
Gross realized losses	—	—	—	(99)
3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2015	December 31, 2014
Trade customers	$495,318	$525,546
Affiliates	—	437
Allowance for doubtful accounts	(13,967)	(13,468)
	481,351	512,515
Federal and state taxes	19,819	8,919
Other	19,790	39,232
Accounts receivable, net	$520,960	$560,666
4. Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished products	$238,671	$300,909
Feedstock, additives and chemicals	118,498	158,635
Materials and supplies	72,837	66,232
Inventories	$430,006	$525,776
5. Property, Plant and Equipment
As of September 30, 2015, the Company had property, plant and equipment, net totaling $2,916,630. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $52,208 and $45,080 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense on property, plant and equipment of $153,129 and $123,000 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Amortization expense on intangible and other assets of $9,542 and $9,283 is included in the consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. Amortization expense on intangible and other assets of $28,604 and $26,566 is included in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at September 30, 2015 and December 31, 2014. Goodwill for the Vinyls segment was $32,026 at September 30, 2015 and December 31, 2014. There were no changes in the carrying amount of goodwill by operating segments for the nine months ended September 30, 2015.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$237,622	$261,062
Notes payable to banks	7,150	—
Accounts and notes payable	$244,772	$261,062
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
3.60% senior notes due 2022	$249,197	$249,108
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$764,086	$763,997
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase. At September 30, 2015, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.00% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of September 30, 2015, the Company had outstanding letters of credit totaling $29,953 and borrowing availability of $346,374 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Stockholders' Equity
Changes in stockholders' equity for the nine months ended September 30, 2015 and 2014 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	535,041	—	13,847	548,888
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	1,190	—	1,190
Foreign currency translation adjustments	—	—	—	—	(43,746)	—	(43,746)
Net unrealized holding gains on investments	—	—	—	—	124	—	124
Common stock repurchased	—	(122,249)	—	—	—	—	(122,249)
Shares issued—stock- based compensation	—	1,079	(95)	—	—	—	984
Stock-based compensation, net of tax on stock options exercised	—	—	9,996	—	—	—	9,996
Dividends paid	—	—	—	(67,852)	—	—	(67,852)
Distributions to noncontrolling interests	—	—	—	—	—	(10,982)	(10,982)
Noncontrolling interest in acquired business	—	—	—	—	—	1,597	1,597
Balances at September 30, 2015	$1,347	$(217,542)	$540,342	$3,022,717	$(121,865)	$294,839	$3,519,838

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2013	$1,346	$(46,220)	$511,432	$1,954,661	$(2,616)	$—	$2,418,603
Net income	—	—	—	495,232	—	2,399	497,631
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	383	—	383
Foreign currency translation adjustments	—	—	—	—	(37,882)	—	(37,882)
Net unrealized holding gains on investments	—	—	—	—	3,682	—	3,682
Common stock repurchased	—	(9,495)	—	—	—	—	(9,495)
Shares issued—stock- based compensation	1	2,467	3,034	—	—	—	5,502
Stock-based compensation, net of tax on stock options exercised	—	—	13,526	—	—	—	13,526
Dividends paid	—	—	—	(55,690)	—	—	(55,690)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	286,088	286,088
Balances at September 30, 2014	$1,347	$(53,248)	$527,992	$2,394,203	$(36,433)	$288,487	$3,122,348

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2015 and 2014 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	(128)	(43,746)	2,556	(41,318)
Amounts reclassified from accumulated other comprehensive loss (income)	1,318	—	(2,432)	(1,114)
Net other comprehensive income (loss) for the period	1,190	(43,746)	124	(42,432)
Balances at September 30, 2015	$(22,252)	$(99,970)	$357	$(121,865)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	(39)	(37,882)	4,459	(33,462)
Amounts reclassified from accumulated other comprehensive loss (income)	422	—	(777)	(355)
Net other comprehensive income (loss) for the period	383	(37,882)	3,682	(33,817)
Balances at September 30, 2014	$(6,313)	$(33,978)	$3,858	$(36,433)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Amortization of pension and other post-retirement items
Prior service costs	(1)	$—	$(87)	$—	$(261)
Net loss	(1)	(692)	(153)	(2,019)	(424)
		(692)	(240)	(2,019)	(685)
	Provision for income taxes	241	92	701	263
		(451)	(148)	(1,318)	(422)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income (expense), net	—	—	3,795	1,212
	Provision for income taxes	—	—	(1,363)	(435)
		—	—	2,432	777
Total reclassifications for the period		$(451)	$(148)	$1,114	$355

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

10. Pension and Post-Retirement Benefit Costs
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$416	$83	$248	$29	$1,248	$250	$248
Interest cost	487	528	576	562	1,519	1,585	1,747	562
Expected return on plan assets	(712)	—	(777)	—	(2,237)	—	(2,363)	—
Amortization of prior service cost	—	—	74	—	—	—	223	—
Amortization of net loss	333	263	71	—	942	789	204	—
Net periodic benefit cost	$108	$1,207	$27	$810	$253	$3,622	$61	$810
The Company made no contribution to the U.S. salaried pension plan in the first nine months of 2015. The Company contributed $2,447 to the U.S. salaried pension plan in the first nine months of 2014. The Company contributed $349 and $916 to the U.S. wage pension plan in the first nine months of 2015 and 2014, respectively. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make no contribution for the salaried pension plan and no further contribution to the wage pension plan for the fiscal year ending December 31, 2015.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
Service cost	$6	$6	$17	$16
Interest cost	149	185	448	548
Amortization of prior service cost	—	13	—	38
Amortization of net loss	96	82	288	220
Net periodic benefit cost	$251	$286	$753	$822
11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,639 and $2,346 for the three months ended September 30, 2015 and 2014, respectively, and $7,544 and $6,856 for the nine months ended September 30, 2015 and 2014, respectively.

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
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, are included in cost of sales in the consolidated statement of operations. The Company had no derivative instruments that were designated as fair value hedges for the nine months ended September 30, 2015 and 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.
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
Disclosures related to the Company's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Company's consolidated balance sheets at September 30, 2015 and December 31, 2014.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		September 30, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$2,722	$3,145
Commodity forward contracts	Deferred charges and other assets, net	2,017	—
Total derivative assets		$4,739	$3,145

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		September 30, 2015	December 31, 2014
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$5,421	$6,549
Commodity forward contracts	Other liabilities	9,846	3,559
Total derivative liabilities		$15,267	$10,108

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Commodity forward contracts	Gross profit	$(9,314)	$(6,937)	$(4,478)	$(7,308)
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$4,700	$39	$4,739
Risk management liabilities—Commodity forward contracts	(8,395)	(6,872)	(15,267)
Marketable securities
Available-for-sale securities	57,733	232,091	289,824

	December 31, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$3,143	$2	$3,145
Risk management liabilities—Commodity forward contracts	—	(10,108)	(10,108)
Marketable securities
Available-for-sale securities	15,414	—	15,414
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2015 and 2014.
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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,197	$246,843	$249,108	$248,630
6 ½% senior notes due 2029	100,000	116,663	100,000	116,384
6 ¾% senior notes due 2032	250,000	273,655	250,000	285,545
6 ½% GO Zone Senior Notes Due 2035	89,000	103,740	89,000	106,504
6 ½% IKE Zone Senior Notes Due 2035	65,000	74,719	65,000	77,784
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
14. Income Taxes
The effective income tax rate was 24.2% for the three months ended September 30, 2015. The effective income tax rate for the three months ended September 30, 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the foreign earnings rate differential, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes. The effective income tax rate was 42.2% for the three months ended September 30, 2014. The effective income tax rate for the three months ended September 30, 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
The effective income tax rate was 30.1% for the nine months ended September 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Suzhou Huasu Plastics Co., Ltd., the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 37.6% for the nine months ended September 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
There were no unrecognized tax benefits for the nine months ended September 30, 2015. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2015, the Company had no accrued interest and penalties related to uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Westlake Chemical Corporation	$183,604	$167,757	$535,041	$495,232
Less:
Net income attributable to participating securities	(195)	(353)	(653)	(1,099)
Net income attributable to common shareholders	$183,409	$167,404	$534,388	$494,133

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares—basic	131,664,296	133,299,458	132,301,814	133,199,304
Plus incremental shares from:
Assumed exercise of options	456,939	546,601	484,720	543,841
Weighted average common shares—diluted	132,121,235	133,846,059	132,786,534	133,743,145

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.39	$1.26	$4.04	$3.71
Diluted	$1.39	$1.25	$4.02	$3.69
Excluded from the computation of diluted earnings per share are options to purchase 315,285 and 295,825 shares of common stock for the three and nine months ended September 30, 2015, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive. There were no options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $290,115 and $276,118 at September 30, 2015 and December 31, 2014, respectively. Accrued rebates and accrued incentive compensation, which are components of accrued liabilities, were $39,046 and $43,151 at September 30, 2015, respectively, and $49,900 and $37,626 at December 31, 2014, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $170,770 and $174,859 at September 30, 2015 and December 31, 2014, respectively. Non-current pension obligation, which is a component of other liabilities, was $127,235 and $136,296 at September 30, 2015 and December 31, 2014, respectively. No other component of other liabilities was more than five percent of total liabilities.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$1,631	$341	$3,383	$2,669
Dividend income	—	—	3,328	—
Foreign exchange currency (losses) gains, net	(731)	(6,450)	1,140	(6,695)
Income from equity method investments	664	3,304	5,278	7,244
Impairment of equity method investment	—	—	(4,925)	—
Gain on acquisition and related expenses, net	—	—	20,430	—
Gain from sales of equity securities	—	—	3,795	—
Other	1,072	135	1,361	1,222
Other income (expense), net	$2,636	$(2,670)	$33,790	$4,440

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
Prior to the acquisition of this 35.7% interest, the Company owned a 59.3% interest in Huasu. The Company accounted for the investment using the equity method of accounting because Huasu did not meet the definition of a variable interest entity and because contractual arrangements giving certain substantive participatory rights to minority shareholders prevented the Company from exercising a controlling financial interest over Huasu. As a result of the Company obtaining control over Huasu, the Company's 59.3% interest was remeasured to fair value, resulting in a loss of $1,505, which is included in other income (expense), net in the consolidated statements of operations.
The closing date purchase price of $5,518 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The transaction resulted in a bargain purchase acquisition-date gain of $22,550 and is recognized in other income (expense), net in the consolidated statements of operations. The Company believes there are several factors that contributed to this transaction resulting in a bargain purchase acquisition-date gain, including the slowdown in the growth of, and current weakness in, the Chinese economy. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. Huasu's net sales and earnings included in the consolidated statements of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statements of operations for the three and nine months ended September 30, 2015. The acquisition-related costs recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015 are not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the nine months ended September 30, 2015 and 2014.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. For the three and nine months ended September 30, 2015, the Company recognized approximately $3,347 and $7,809, respectively, as a partial insurance recovery related to business interruption costs, primarily for additional costs incurred to procure the necessary feedstock and other costs as a result of the fire at the third-party facility. The partial insurance recovery is included in cost of sales in the consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net external sales
Olefins
Polyethylene	$423,631	$498,450	$1,283,545	$1,461,097
Styrene, feedstock and other	164,466	204,647	508,507	663,851
Total Olefins	588,097	703,097	1,792,052	2,124,948
Vinyls
PVC, caustic soda and other	468,235	416,771	1,315,101	776,060
Building products	131,705	133,359	369,417	378,471
Total Vinyls	599,940	550,130	1,684,518	1,154,531
	$1,188,037	$1,253,227	$3,476,570	$3,279,479

Intersegment sales
Olefins	$28,551	$26,518	$78,654	$118,153
Vinyls	341	355	1,098	1,029
	$28,892	$26,873	$79,752	$119,182

Income (loss) from operations
Olefins	$196,703	$259,277	$608,744	$770,267
Vinyls	67,779	59,445	202,831	76,460
Corporate and other	(10,454)	(11,961)	(32,893)	(25,123)
	$254,028	$306,761	$778,682	$821,604

Depreciation and amortization
Olefins	$27,678	$26,443	$82,240	$79,811
Vinyls	33,432	27,336	97,615	68,127
Corporate and other	138	141	374	456
	$61,248	$53,920	$180,229	$148,394

Other income (expense), net
Olefins	$1,323	$1,609	$3,770	$4,262
Vinyls	10	1,189	6,927	942
Corporate and other	1,303	(5,468)	23,093	(764)
	$2,636	$(2,670)	$33,790	$4,440

Provision for (benefit from) income taxes
Olefins	$45,865	$105,030	$186,534	$282,082
Vinyls	15,812	21,761	55,270	22,121
Corporate and other	(1,644)	(2,342)	(4,980)	(3,972)
	$60,033	$124,449	$236,824	$300,231

Capital expenditures
Olefins	$69,885	$48,519	$206,719	$121,041
Vinyls	53,510	44,067	114,935	187,449
Corporate and other	1,909	1,685	7,582	2,693
	$125,304	$94,271	$329,236	$311,183
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations	$254,028	$306,761	$778,682	$821,604
Interest expense	(8,211)	(9,486)	(26,760)	(28,182)
Other income (expense), net	2,636	(2,670)	33,790	4,440
Income before income taxes	$248,453	$294,605	$785,712	$797,862

	September 30, 2015	December 31, 2014
Total assets
Olefins	$1,817,303	$1,785,895
Vinyls	2,601,263	2,618,646
Corporate and other	1,105,839	809,449
	$5,524,405	$5,213,990
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$647,646	$5,445	$149,482	$159,352	$—	$961,925
Marketable securities	285,726	—	—	—	—	285,726
Accounts receivable, net	9,371	2,165,248	58,514	135,837	(1,848,010)	520,960
Inventories	—	333,553	3,272	93,181	—	430,006
Prepaid expenses and other current assets	1,355	15,244	382	3,576	(2,285)	18,272
Deferred income taxes	441	30,529	—	647	(76)	31,541
Total current assets	944,539	2,550,019	211,650	392,593	(1,850,371)	2,248,430
Property, plant and equipment, net	—	1,533,456	962,221	420,953	—	2,916,630
Equity investments	4,879,268	1,204,734	—	468,760	(6,543,169)	9,593
Other assets, net	17,541	353,506	46,542	133,196	(201,033)	349,752
Total assets	$5,841,348	$5,641,715	$1,220,413	$1,415,502	$(8,594,573)	$5,524,405
Current liabilities
Accounts and notes payable	$1,847,047	$131,438	$33,476	$80,685	$(1,847,874)	$244,772
Accrued liabilities	16,105	168,569	21,055	86,883	(2,497)	290,115
Total current liabilities	1,863,152	300,007	54,531	167,568	(1,850,371)	534,887
Long-term debt	753,197	10,889	195,154	—	(195,154)	764,086
Deferred income taxes	—	503,102	1,489	36,112	(5,879)	534,824
Other liabilities	—	49,174	—	121,596	—	170,770
Total liabilities	2,616,349	863,172	251,174	325,276	(2,051,404)	2,004,567
Total Westlake Chemical Corporation stockholders' equity	3,224,999	4,778,543	969,239	795,387	(6,543,169)	3,224,999
Noncontrolling interests	—	—	—	294,839	—	294,839
Total equity	3,224,999	4,778,543	969,239	1,090,226	(6,543,169)	3,519,838
Total liabilities and equity	$5,841,348	$5,641,715	$1,220,413	$1,415,502	$(8,594,573)	$5,524,405

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$961,036	$248,619	$288,211	$(309,829)	$1,188,037
Cost of sales	—	774,726	154,474	252,618	(305,057)	876,761
Gross profit	—	186,310	94,145	35,593	(4,772)	311,276
Selling, general and administrative expenses	804	41,429	4,941	14,846	(4,772)	57,248
(Loss) income from operations	(804)	144,881	89,204	20,747	—	254,028
Interest expense	(10,405)	(3)	(217)	(95)	2,509	(8,211)
Other income (expense), net	1,239	3,971	(124)	59	(2,509)	2,636
(Loss) income before income taxes	(9,970)	148,849	88,863	20,711	—	248,453
(Benefit from) provision for income taxes	(3,249)	56,372	141	6,769	—	60,033
Equity in net income of subsidiaries	190,325	76,945	—	11,777	(279,047)	—
Net income	183,604	169,422	88,722	25,719	(279,047)	188,420
Net income attributable to noncontrolling interests	—	—	—	4,816	—	4,816
Net income attributable to Westlake Chemical Corporation	$183,604	$169,422	$88,722	$20,903	$(279,047)	$183,604
Comprehensive income attributable to Westlake Chemical Corporation	$181,663	$169,673	$88,722	$19,170	$(277,565)	$181,663

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,026,282	$392,008	$208,313	$(373,376)	$1,253,227
Cost of sales	—	831,675	227,015	202,110	(369,093)	891,707
Gross profit	—	194,607	164,993	6,203	(4,283)	361,520
Selling, general and administrative expenses	399	36,445	8,014	14,184	(4,283)	54,759
(Loss) income from operations	(399)	158,162	156,979	(7,981)	—	306,761
Interest expense	(10,343)	(2)	(2,137)	(39)	3,035	(9,486)
Other income (expense), net	2,138	(2,942)	486	683	(3,035)	(2,670)
(Loss) income before income taxes	(8,604)	155,218	155,328	(7,337)	—	294,605
(Benefit from) provision for income taxes	(3,088)	93,366	36,309	(2,138)	—	124,449
Equity in net income of subsidiaries	173,273	113,157	—	5,862	(292,292)	—
Net income	167,757	175,009	119,019	663	(292,292)	170,156
Net income attributable to noncontrolling interests	—	—	—	2,399	—	2,399
Net income (loss) attributable to Westlake Chemical Corporation	$167,757	$175,009	$119,019	$(1,736)	$(292,292)	$167,757
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$131,456	$175,137	$119,019	$(39,528)	$(254,628)	$131,456

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,862,400	$758,715	$784,219	$(928,764)	$3,476,570
Cost of sales	—	2,260,454	473,815	707,171	(913,873)	2,527,567
Gross profit	—	601,946	284,900	77,048	(14,891)	949,003
Selling, general and administrative expenses	1,617	127,794	15,178	40,623	(14,891)	170,321
(Loss) income from operations	(1,617)	474,152	269,722	36,425	—	778,682
Interest expense	(31,726)	(8)	(2,449)	(190)	7,613	(26,760)
Other income (expense), net	17,627	(2,574)	(85)	26,435	(7,613)	33,790
(Loss) income before income taxes	(15,716)	471,570	267,188	62,670	—	785,712
(Benefit from) provision for income taxes	(5,226)	231,542	567	9,941	—	236,824
Equity in net income of subsidiaries	545,531	233,635	—	32,986	(812,152)	—
Net income	535,041	473,663	266,621	85,715	(812,152)	548,888
Net income attributable to noncontrolling interests	—	—	—	13,847	—	13,847
Net income attributable to Westlake Chemical Corporation	$535,041	$473,663	$266,621	$71,868	$(812,152)	$535,041
Comprehensive income attributable to Westlake Chemical Corporation	$492,609	$474,292	$266,621	$28,683	$(769,596)	$492,609

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$535,041	$473,663	$266,621	$85,715	$(812,152)	$548,888
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,504	90,247	60,637	29,345	—	181,733
Deferred income taxes	87	4,184	(359)	3,673	—	7,585
Net changes in working capital and other	(567,137)	(251,423)	9,315	100,187	812,152	103,094
Net cash (used for) provided by operating activities	(30,505)	316,671	336,214	218,920	—	841,300
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(148,055)	(152,572)	(28,609)	—	(329,236)
Proceeds from disposition of assets	—	—	—	17	—	17
Proceeds from disposition of equity method investment	—	27,865	—	—	—	27,865
Proceeds from sales and maturities of securities	16,056	—	—	—	—	16,056
Purchase of securities	(282,542)	—	—	—	—	(282,542)
Settlements of derivative instruments	—	(1,535)	—	—	—	(1,535)
Net cash used for investing activities	(266,486)	(121,725)	(152,572)	(12,810)	—	(553,593)
Cash flows from financing activities
Intercompany financing	467,360	(577,898)	102,857	7,681	—	—
Intercompany financing—OpCo	—	135,341	(135,341)	—	—	—
Dividends paid	(67,852)	—	—	—	—	(67,852)
Distributions paid	—	249,999	(268,562)	7,581	—	(10,982)
Purchase of limited partner interests	—	—	135,341	(135,341)	—	—
Proceeds from exercise of stock options	984	—	—	—	—	984
Proceeds from issuance of notes payable	—	—	—	19,483	—	19,483
Repayment of notes payable	—	—	—	(32,954)	—	(32,954)
Repurchase of common stock for treasury	(114,254)	—	—	—	—	(114,254)
Windfall tax benefits from share-based payment arrangements	2,452	—	—	—	—	2,452
Net cash provided by (used for) financing activities	$288,690	$(192,558)	$(165,705)	$(133,550)	$—	$(203,123)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$(3,260)	$—	$(3,260)
Net (decrease) increase in cash and cash equivalents	(8,301)	2,388	17,937	69,300	—	81,324
Cash and cash equivalents at beginning of period	655,947	3,057	131,545	90,052	—	880,601
Cash and cash equivalents at end of period	$647,646	$5,445	$149,482	$159,352	$—	$961,925

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$495,232	$509,404	$416,737	$(1,441)	$(922,301)	$497,631
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,172	82,597	58,501	7,296	—	149,566
Deferred income taxes	(418)	26,991	8,267	(381)	—	34,459
Net changes in working capital and other	(509,862)	(919,521)	1,641	599,909	922,301	94,468
Net cash (used for) provided by operating activities	(13,876)	(300,529)	485,146	605,383	—	776,124
Cash flows from investing activities
Acquisition of business	—	—	—	(611,087)	—	(611,087)
Additions to property, plant and equipment	—	(160,147)	(144,348)	(6,688)	—	(311,183)
Proceeds from disposition of assets	—	144	—	1	—	145
Proceeds from repayment of loan acquired	—	—	—	45,923	—	45,923
Proceeds from sales and maturities of securities	342,045	—	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	—	(117,332)
Settlements of derivative instruments	—	(556)	(133)	—	—	(689)
Net cash provided by (used for) investing activities	224,713	(160,559)	(144,481)	(571,851)	—	(652,178)
Cash flows from financing activities
Intercompany financing	75,104	(143,325)	62,221	6,000	—	—
Net distributions prior to Westlake Partners initial public offering	—	448,101	(448,101)	—	—	—
Capitalized debt issuance costs	(1,167)	—	—	—	—	(1,167)
Dividends paid	(55,690)	151,729	(151,729)	—	—	(55,690)
Net proceeds from issuance of Westlake Partners common units	—	—	—	286,088	—	286,088
Purchase of limited partner interests	—	—	286,088	(286,088)	—	—
Proceeds from exercise of stock options	5,502	—	—	—	—	5,502
Repurchase of common stock for treasury	(9,495)	—	—	—	—	(9,495)
Windfall tax benefits from share-based payment arrangements	6,670	—	—	—	—	6,670
Net cash provided by (used for) financing activities	$20,924	$456,505	$(251,521)	$6,000	$—	$231,908

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$(3,687)	$—	$(3,687)
Net increase (decrease) in cash and cash equivalents	231,761	(4,583)	89,144	35,845	—	352,167
Cash and cash equivalents at beginning of period	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of period	$652,709	$1,644	$89,144	$69,971	$—	$813,468

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
We are a vertically integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We are highly integrated along our olefins product chain with significant downstream integration into polyethylene and styrene monomer. We are also an integrated global producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
Since 2009 and continuing through the third quarter of 2015, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, with the significant drop in crude oil prices beginning in the third quarter of 2014 and the resulting lower crude oil prices through the third quarter of 2015, we have seen a reduction in the cost advantage enjoyed by North American ethane-based ethylene producers. Further, crude oil price volatility in the North American and global markets has already resulted in reduced prices and margins in 2015 and may continue to do so. On the other hand, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the completion of our new world-scale Geismar, Louisiana chlor-alkali plant and the ethane feedstock conversion and ethylene expansion project at Westlake Chemical OpCo LP's ("OpCo") Calvert City, Kentucky ethylene plant in the fourth quarter of 2013 and in the second quarter of 2014, respectively, as well as the acquisition of Vinnolit, an integrated global leader in specialty PVC resins, in July 2014, have contributed to improved operating margins and cash flow for our Vinyls segment.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$423,631	$498,450	$1,283,545	$1,461,097
Styrene, feedstock and other	164,466	204,647	508,507	663,851
Total Olefins	588,097	703,097	1,792,052	2,124,948
Vinyls
PVC, caustic soda and other	468,235	416,771	1,315,101	776,060
Building products	131,705	133,359	369,417	378,471
Total Vinyls	599,940	550,130	1,684,518	1,154,531
Total	$1,188,037	$1,253,227	$3,476,570	$3,279,479

Income (loss) from operations
Olefins	$196,703	$259,277	$608,744	$770,267
Vinyls	67,779	59,445	202,831	76,460
Corporate and other	(10,454)	(11,961)	(32,893)	(25,123)
Total income from operations	254,028	306,761	778,682	821,604
Interest expense	(8,211)	(9,486)	(26,760)	(28,182)
Other income (expense), net	2,636	(2,670)	33,790	4,440
Provision for income taxes	60,033	124,449	236,824	300,231
Net income	188,420	170,156	548,888	497,631
Net income attributable to noncontrolling interests	4,816	2,399	13,847	2,399
Net income attributable to Westlake Chemical Corporation	$183,604	$167,757	$535,041	$495,232
Diluted earnings per share	$1.39	$1.25	$4.02	$3.69

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-31.3%	+14.9%	-29.2%	+13.5%
Vinyls	-19.8%	+28.9%	-25.4%	+71.3%
Company average	-26.3%	+21.0%	-27.9%	+33.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.4	7.9	6.3	9.7
Propane (cents/lb)	9.6	24.6	11.0	26.9
Ethylene (cents/lb) (2)	28.2	66.6	33.6	59.1
Polyethylene (cents/lb) (3)	75.3	89.0	76.8	87.9
Styrene (cents/lb) (4)	64.2	85.8	61.4	85.0
Caustic soda ($/short ton) (5)	563.3	588.3	576.1	587.5
Chlorine ($/short ton) (6)	275.0	232.5	260.8	233.9
PVC (cents/lb) (7)	66.5	70.2	66.5	68.7

_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)
Represents average North American contract prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical. Effective January 1, 2015, IHS Chemical made a non-market downward adjustment of 21 cents per pound to polyethylene low density GP-Film grade prices. For comparability, we adjusted each prior-year period's polyethylene low density GP-Film grade price downward by 21 cents per pound consistent with the IHS Chemical non-market adjustment.

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
Summary
For the quarter ended September 30, 2015, net income attributable to Westlake Chemical Corporation was $183.6 million, or $1.39 per diluted share, on net sales of $1.2 billion. This represents an increase in net income attributable to Westlake Chemical Corporation of $15.8 million, or $0.14 per diluted share, compared to the quarter ended September 30, 2014 net income attributable to Westlake Chemical Corporation of $167.8 million, or $1.25 per diluted share, on net sales of $1.3 billion. Net income for the third quarter of 2015 was impacted by a lower effective tax rate and several plant outages as a result of maintenance turnaround activity. The lower effective tax rate was primarily due to several discrete tax items and return to provision and other adjustments which lowered the third quarter 2015 effective tax rate to 24.2%. We estimate the 2015 annual effective tax rate on ordinary income will be approximately 33.5%. Net sales for the third quarter of 2015 decreased by $65.2 million compared to net sales for the third quarter of 2014, mainly due to lower sales prices for all our major products, partially offset by higher sales volumes for most of our major products and sales contributed by our specialty PVC resin business, Vinnolit, which we acquired on July 31, 2014. Income from operations was $254.0 million for the third quarter of 2015 as compared to $306.8 million for the third quarter of 2014. The decrease in income from operations for the third quarter of 2015 was mainly attributable to lower integrated product margins primarily as a result of lower sales prices in the third quarter of 2015, as compared to the prior-year period, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to several maintenance turnarounds completed during the third quarter of 2015, partially offset by lower feedstock and energy costs, higher production rates at our Geismar chlor-alkali plant and the contribution from Vinnolit as compared to the third quarter of 2014.
For the nine months ended September 30, 2015, net income attributable to Westlake Chemical Corporation was $535.0 million, or $4.02 per diluted share, on net sales of $3.5 billion. This represents an increase in net income attributable to Westlake Chemical Corporation of $39.8 million, or $0.33 per diluted share, from the nine months ended September 30, 2014 net income attributable to Westlake Chemical Corporation of $495.2 million, or $3.69 per diluted share, on net sales of $3.3 billion. Net income for the nine months ended September 30, 2015 included: (1) a lower effective tax rate primarily due to several discrete tax items and return to provision and other adjustments; (2) plant outages as a result of maintenance turnaround activity; and (3) a net pre-tax gain of $16.0 million, or $0.13 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and the impairment of an equity method investment. The bargain purchase gain on acquisition was non-taxable and, in combination with the benefit from the discrete tax items and return to provision and other adjustments during the period, lowered our effective tax rate for the nine months ended September 30, 2015 to 30.1%. Net sales for the nine months ended September 30, 2015 increased by $197.1 million compared to the prior-year period, primarily due to sales contributed by Vinnolit and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products. Income from operations was $778.7 million for the nine months ended September 30, 2015 as compared to $821.6 million for the nine months ended September 30, 2014, a decrease mainly attributable to lower olefins integrated product margins, primarily caused by lower sales prices, as compared to the prior-year period, and costs related to several maintenance turnarounds, partially offset by increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project, higher production rates at our Geismar chlor-alkali plant, lower feedstock and energy costs and the contribution from Vinnolit, as compared to the prior-year period. Sales prices in the first nine months of 2015 were negatively impacted by the significant decline in crude oil prices.

RESULTS OF OPERATIONS
Third Quarter 2015 Compared with Third Quarter 2014
Net Sales. Net sales decreased by $65.2 million, or 5.2%, to $1.2 billion in the third quarter of 2015 from $1.3 billion in the third quarter of 2014, primarily attributable to lower sales prices for all our major products, partially offset by higher sales volumes for most of our major products and sales contributed by Vinnolit and Huasu. Average sales prices for the third quarter of 2015 decreased by 26.3% as compared to the third quarter of 2014. Sales prices in the third quarter of 2015 were negatively impacted by the lower crude oil prices as compared to the prior-year period. Overall sales volumes increased by 21.0% as compared to the third quarter of 2014.
Gross Profit. Gross profit margin percentage decreased to 26.2% for the third quarter of 2015 from 28.8% for the third quarter of 2014. The third quarter 2015 gross profit benefited from lower average feedstock and energy costs. However, this increase was more than offset by lower sales prices for our major products as sales prices decreased an average of 26.3% for the third quarter of 2015 as compared to the third quarter of 2014. In addition, third quarter 2015 gross profit was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with several maintenance turnarounds at our facilities.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2015 of $57.2 million increased by $2.4 million as compared to the third quarter of 2014, mainly due to the general and administrative costs incurred by Huasu for the third quarter of 2015 and an increase in payroll and related labor costs, including incentive compensation, partially offset by a decrease in consulting and professional fees, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $1.3 million to $8.2 million in the third quarter of 2015 from $9.5 million in the third quarter of 2014 largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income (Expense), Net. Other income (expense), net was net income of $2.6 million in the third quarter of 2015 compared to net expense of $2.7 million in the third quarter of 2014, mainly due to lower losses on foreign exchange, partially offset by lower income from our equity method investments.
Income Taxes. The effective income tax rate was 24.2% for the third quarter of 2015. The effective income tax rate for the third quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the foreign earnings rate differential, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes. The effective income tax rate was 42.2% for the third quarter of 2014. The effective income tax rate for the third quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales decreased by $115.0 million, or 16.4%, to $588.1 million in the third quarter of 2015 from $703.1 million in the third quarter of 2014, primarily due to lower sales prices for our major products, partially offset by higher sales volumes for most of our major products, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 31.3% in the third quarter of 2015 as compared to the third quarter of 2014. Average sales volumes for the Olefins segment increased by 14.9% in the third quarter of 2015 as compared to the third quarter of 2014.
Income from Operations. Income from operations decreased by $62.6 million, or 24.1%, to $196.7 million in the third quarter of 2015 from $259.3 million in the third quarter of 2014. This decrease was mainly attributable to lower olefins integrated product margins primarily as a result of lower sales prices, partially offset by higher sales volumes for most of our major products and lower feedstock and energy costs as compared to the prior-year period. Trading activity in the third quarter of 2015 resulted in a loss of $9.3 million as compared to a loss of $6.9 million in the third quarter of 2014.
Vinyls Segment
Net Sales. Net sales increased by $49.8 million, or 9.1%, to $599.9 million in the third quarter of 2015 from $550.1 million in the third quarter of 2014. This increase was mainly attributable to sales contributed by Vinnolit and Huasu, as compared to the prior-year period, and higher sales volumes for caustic soda and PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 19.8% in the third quarter of 2015 as compared to the third quarter of 2014. Average sales volumes for the Vinyls segment increased by 28.9% in the third quarter of

2015 as compared to the third quarter of 2014, primarily attributable to sales contributed by Vinnolit and Huasu, as compared to the prior-year period.
Income (Loss) from Operations. Income from operations increased by $8.4 million to $67.8 million in the third quarter of 2015 from $59.4 million in the third quarter of 2014, mainly attributable to higher caustic soda sales volume, primarily as a result of higher production rates at our Geismar chlor-alkali plant, and the contribution from Vinnolit, as compared to the prior-year period. The increase in third quarter 2015 income from operations was partially offset by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnarounds at our Calvert City, Gendorf, Germany and Burghausen, Germany facilities and lower sales prices for our major products, as compared to the third quarter of 2014. Third quarter 2014 income from operations was negatively impacted by the lost sales, lower production rates and other costs associated with the unplanned outages at our Calvert City and Geismar facilities and the effect of selling higher cost Vinnolit inventory recorded at fair value as a result of the acquisition.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Net Sales. Net sales increased by $197.1 million, or 6.0%, to $3.5 billion for the nine months ended September 30, 2015 from $3.3 billion for the nine months ended September 30, 2014, primarily attributable to sales contributed by Vinnolit and Huasu, as compared to the prior-year period, and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products. Average sales prices for the nine months ended September 30, 2015 decreased by 27.9% as compared to the nine months ended September 30, 2014. Sales prices in the first nine months of 2015 were negatively impacted by the significant decline in crude oil prices. Overall sales volumes for the nine months ended September 30, 2015 increased by 33.9% as compared to the nine months ended September 30, 2014.
Gross Profit. Gross profit margin percentage of 27.3% for the nine months ended September 30, 2015 decreased from the 29.1% gross profit margin percentage for the nine months ended September 30, 2014. The decrease was mainly the result of lower olefins integrated product margins primarily due to lower sales prices. Sales prices decreased an average of 27.9% for the nine months ended September 30, 2015 as compared to the prior-year period. In addition, gross profit for the nine months ended September 30, 2015 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with maintenance turnarounds at our various facilities. The decrease in gross profit for the nine months ended September 30, 2015 was partially offset by lower average feedstock and energy costs and higher vinyls integrated product margins, primarily attributable to lower feedstock costs, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher production rates at our Geismar chlor-alkali plant, as compared to the prior-year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2015 increased by $37.4 million as compared to the nine months ended September 30, 2014, mainly attributable to general and administrative costs incurred by Vinnolit and Huasu for the nine months ended September 30, 2015, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $1.4 million to $26.8 million for the nine months ended September 30, 2015, largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net increased by $29.4 million to $33.8 million for the nine months ended September 30, 2015 from $4.4 million for the nine months ended September 30, 2014. The increase from the prior-year period was principally due to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, of approximately $20.4 million, gains on foreign exchange, the gain from the sales of equity securities and dividends received from cost method investments, partially offset by the impairment and loss from the disposition of an equity method investment.
Income Taxes. The effective income tax rate was 30.1% for the nine months ended September 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 37.6% for the nine months ended September 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction.

Olefins Segment
Net Sales. Net sales decreased by $332.8 million, or 15.7%, to $1.8 billion for the nine months ended September 30, 2015 from $2.1 billion for the nine months ended September 30, 2014, mainly due to lower sales prices for our major products, partially offset by higher sales volumes for our major products as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 29.2% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Average sales volumes for the Olefins segment increased by 13.5% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Income from Operations. Income from operations decreased by $161.6 million, or 21.0%, to $608.7 million for the nine months ended September 30, 2015 from $770.3 million for the nine months ended September 30, 2014. This decrease was mainly attributable to lower olefins integrated product margins, primarily as a result of lower sales prices, partially offset by higher sales volumes and lower feedstock and energy costs for the nine months ended September 30, 2015 as compared to the prior-year period.
Vinyls Segment
Net Sales. Net sales increased by $530.0 million, or 45.9%, to $1.7 billion for the nine months ended September 30, 2015 from $1.2 billion for the nine months ended September 30, 2014. This increase was primarily attributable to sales contributed by Vinnolit and Huasu and higher sales volumes for caustic soda and PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 25.4% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Average sales volumes for the Vinyls segment increased by 71.3% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily related to sales contributed by Vinnolit and Huasu, as compared to the prior-year period.
Income from Operations. Income from operations increased by $126.3 million to $202.8 million for the nine months ended September 30, 2015 from $76.5 million for the nine months ended September 30, 2014. This increase was primarily driven by higher vinyls integrated product margins for the nine months ended September 30, 2015, mainly attributable to lower feedstock costs and increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project, higher caustic soda sales volume primarily attributable to higher production rates at our Geismar chlor-alkali plant and the contribution from Vinnolit, as compared to the prior-year period. The increase in income from operations for the nine months ended September 30, 2015 was partially offset by lost sales, lower production rates and other costs associated with the maintenance turnarounds at our various North American and European facilities, lower sales prices for our major products and reduced sales volume in Europe related to an ethylene shortage. Income from operations for the nine months ended September 30, 2014 was negatively impacted by the effect of selling higher cost Vinnolit inventory recorded at fair value as a result of the acquisition, the lost sales, lower production rates and other costs associated with the maintenance turnaround at our Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project and, prior to the completion of OpCo's Calvert City ethylene plant's feedstock conversion project, lower vinyls integrated product margins attributable to significantly higher propane costs.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Cash Flows
Operating Activities
Operating activities provided cash of $841.3 million in the first nine months of 2015 compared to cash provided of $776.1 million in the first nine months of 2014. The $65.2 million increase in cash flows from operating activities was mainly due to an increase in net income and a decrease in working capital requirements, as compared to the prior-year period. Cash flows from operating activities for the first nine months of 2014 were negatively impacted by costs related to the formation and initial public offering of Westlake Chemical Partners LP ("Westlake Partners") and costs associated with the acquisition of Vinnolit, our specialty PVC resin business, including the effect of selling higher cost inventory recorded at fair value. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $113.9 million in the first nine months of 2015, compared to $100.3 million of cash provided in the first nine months of 2014, a favorable change of $13.6 million. The change was mainly due to lower accounts receivable and inventory balances mainly as a result of lower product prices during the 2015 period, partially offset by a decrease in current liabilities (accounts payable and accrued liabilities), as compared to the prior-year period.

Investing Activities
Net cash used for investing activities during the first nine months of 2015 was $553.6 million as compared to net cash used for investing activities of $652.2 million in the first nine months of 2014. Capital expenditures were $329.2 million in the first nine months of 2015 compared to $311.2 million in the first nine months of 2014. Capital expenditures in the first nine months of 2015 were primarily incurred on the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles, Louisiana site. Capital expenditures in the first nine months of 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first nine months of 2015 and 2014 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of Huasu. Purchases of securities in the first nine months of 2015 totaled $282.5 million and were comprised of corporate and U.S. government debt securities. We also received aggregate proceeds of $16.1 million from the sales and maturities of our investments in the first nine months of 2015. The activity during the first nine months of 2014 was primarily related to the acquisition of Vinnolit, the purchase of securities and the receipt of proceeds from the sales and maturities of our investments.
Financing Activities
Net cash used by financing activities during the first nine months of 2015 was $203.1 million as compared to net cash provided of $231.9 million in the first nine months of 2014. The activity during the first nine months of 2015 was primarily related to the $67.9 million payment of cash dividends, the $11.0 million payment of cash distributions to noncontrolling interests and the $114.3 million of cash used for repurchases of shares of our common stock, partially offset by the receipt of proceeds of $1.0 million from the exercise of stock options. In addition, we repaid $33.0 million of our joint venture's short-term notes payable to banks, partially offset by $19.5 million of proceeds received by our joint venture from the issuance of the notes payable. The activity during the first nine months of 2014 was mainly related to the $286.1 million net proceeds from the initial public offering of Westlake Partners common units and the proceeds from the exercise of stock options, partially offset by the payment of cash dividends and the repurchase of shares of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of OpCo's ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo currently plans to begin the upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the second quarter of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for sales to us and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other financing. As of September 30, 2015, OpCo had incurred a total cost of approximately $150.8 million on this capital project.
In August 2011, our Board of Directors authorized a stock repurchase program totaling $100.0 million (the "2011 Program"). As of March 31, 2015, we had repurchased the full amount of the 2011 Program. In November 2014, our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). During the three months ended September 30, 2015, we repurchased 1,090,837 shares of our common stock for an aggregate purchase price of approximately $59.4 million under the 2014 Program. As of September 30, 2015, we had repurchased 1,955,871 shares of our common stock for an aggregate purchase price of approximately $121.1 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Our management believes that borrowing under our revolving credit facility should be available up to our borrowing base, if needed. At September 30, 2015, the borrowing base of our credit facility was $376.3 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.
Cash and Cash Equivalents
As of September 30, 2015, our cash, cash equivalents and current marketable securities totaled $1.2 billion. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of September 30, 2015, our long-term debt, including current maturities, totaled $764.1 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022 (less the unamortized discount of $0.8 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of September 30, 2015, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2015, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At September 30, 2015, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of September 30, 2015, we had outstanding letters of credit totaling $30.0 million and borrowing availability of $346.4 million under the revolving credit facility.
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
The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2014 Form 10-K for more information on the revolving credit facility.
GO Zone and IKE Zone Bonds
As of September 30, 2015, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2014 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
Westlake Partners Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Partners, entered into on April 29, 2015. The revolving credit facility matures on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners'

consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2015, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of September 30, 2015, outstanding borrowings under the credit facility totaled $163.4 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit facility;

•	availability of our revolving credit facility and our ability to meet our liquidity needs;

•	our intended quarterly dividends;

•	our effective tax rate;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Lake Charles facility;

•	results of acquisitions;

•	pension plan obligations, funding requirements and investment policies;

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2015, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $18.7 million and a hypothetical $0.10 increase in the price of a MMbtu of natural gas would have increased our income before taxes by $1.3 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2015, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at September 30, 2015) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2015 was 0.09%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2015, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2015	95,082	$68.66	95,019	$181,822,000
August 2015	190,989	$57.44	190,989	$170,851,000
September 2015	804,829	$52.12	804,829	$128,901,000
	1,090,900	$53.14	1,090,837
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock and restricted stock units granted to our employees under the 2013 Plan.

(2)
On August 22, 2011, we announced the authorization by our Board of Directors of a $100.0 million stock repurchase program (the "2011 Program"). As of March 31, 2015, we had repurchased the full amount of the 2011 Program. On November 21, 2014, our Board of Directors approved an additional $250.0 million share repurchase program (the "2014 Program"). As of September 30, 2015, 1,955,871 shares of common stock had been acquired at an aggregate purchase price of $121.1 million under the 2014 Program. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 4, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1#	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.