Form 10-K
period 2015-12-31
WESTLAKE CHEMICAL CORP
filed 2016-02-24
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2015, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2015 of $68.59 on the New York Stock Exchange was approximately $2.7 billion.
There were 130,218,346 shares of the registrant's common stock outstanding as of February 17, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2016 Annual Meeting of Stockholders to be held on May 10, 2016.

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
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2015. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop facilities for the processing of natural gas liquids and related assets. Also in 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). As of February 17, 2016, Westlake Partners' assets consist of a 13.3% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly owned by us. OpCo's assets include two natural gas liquids processing facilities at our Lake Charles site, one natural gas liquids processing facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain an 86.7% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of both our Olefins and Vinyls segments. For more information, see "—Olefins Business" and "—Vinyls Business" below.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 17, 2016, we (directly and through OpCo and our 95% owned Asian joint venture) had 19.7 billion pounds per year of aggregate production capacity at 21 manufacturing sites in North America, Europe and Asia.
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

The following table illustrates our production capacities at February 17, 2016 by principal product and the primary end uses of these materials:

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
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. OpCo has the capacity to produce 2.7 billion pounds of ethylene per year at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. OpCo also produces ethylene for our Vinyls segment at our Calvert City site, and substantially all of the ethylene we purchase from OpCo at Calvert City is used internally in the production of VCM. For OpCo's annual ethylene production that is purchased by us for our Vinyls business, see "Business—Vinyls Business." In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. OpCo currently plans to begin the upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the second quarter of 2016.
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
We are the leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher margin specialty polyethylene products. In 2015, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both Lake Charles and Longview. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
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
Feedstocks
We are highly integrated along our olefins product chain. We (through OpCo) produce most of the ethylene required to produce our polyethylene, VCM and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview site.
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
We have storage agreements and exchange agreements that allow us and OpCo access to customers who are not directly connected to the pipeline system that we own. OpCo ships crude butadiene and pyrolysis gasoline by rail or truck. Additionally, we transport our polyethylene and styrene by rail or truck. Further, styrene can be transported by barge or ship.
No single customer accounted for 10% or more of net sales for the Olefins segment in 2015.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, The Dow Chemical Company, ExxonMobil Chemical Company, INEOS Group Limited, LyondellBasell Industries, N.V. and NOVA Chemicals Corporation.
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlorine, caustic soda and, through OpCo, ethylene. We also manufacture and sell building products fabricated from PVC, including pipe, fittings, profiles, foundation building products, fence and deck components, window and door components and film and sheet products. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary North American chemical manufacturing facilities are located in our Calvert City and Geismar, Louisiana sites. Our Calvert City site includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar site includes a chlor-alkali plant, an EDC plant, a VCM plant and a PVC plant. Our European chemical manufacturing facilities are located in Germany and the United Kingdom and include two chlor-alkali plants, two VCM plants and six PVC plants. Our Asian manufacturing facility (through our 95% owned Asian joint venture) is located near Shanghai, in the People's Republic of China and includes a PVC plant and a PVC film and sheet plant. As of February 17, 2016, we owned 11 building product facilities.

The following table illustrates our production capacities at February 17, 2016 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
Specialty PVC	1,100	Automotive sealants, cable sheathing, medical applications and other consumer applications
Commodity PVC	2,820	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other consumer applications
VCM	3,320	PVC
Chlorine	2,200	VCM, organic/inorganic chemicals, bleach
Caustic Soda	2,420	Pulp and paper, organic/inorganic chemicals, neutralization, alumina
Ethylene (3)	630	VCM
Building Products	1,280	Pipe: water and sewer, plumbing, irrigation, conduit; fittings; profiles and foundation building products; window and door components; fence and deck components; film and sheet

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Includes capacity related to our 95% owned Asian joint venture.

(3)	Production capacity owned by OpCo.
PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, medical films and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window frames, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles. We have the capacity to produce 1.3 billion pounds and 600 million pounds of commodity PVC per year at our Calvert City facility and Geismar facility, respectively. In addition, we have the capacity to produce 1.1 billion pounds of specialty PVC per year at our European facilities and 620 million pounds and 300 million pounds of commodity PVC per year at our European and Asian facilities, respectively. We have the capacity to use a majority of our North American-produced PVC internally in the production of our building products. The remainder of our PVC, including the PVC produced at our European and Asian facilities, is sold to downstream fabricators and the international markets.
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
Ethylene. We use the ethylene we purchase that is produced by OpCo at Calvert City to produce VCM. OpCo's Calvert City ethylene plant has the capacity to produce approximately 40% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from OpCo's Lake Charles plant and from third party purchases. OpCo's Calvert City ethylene plant utilizes ethane feedstock and enables us, through OpCo, to enhance our vinyl chain integration. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project.
Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for fence, deck, window and door systems. We manufacture and market water, sewer, irrigation and conduit pipe products under the "North American Pipe" brand and specialty pipe, fittings, profiles and foundation building products under the "North American Specialty Products" brand. We also manufacture and market PVC fence, decking, windows and door profiles under the "Westech Building Products" brand. We manufacture film and sheet at our Asian facility for both Asian and global markets. All of our building products are sold to external customers. Predominantly all of the PVC we require for our building products is produced internally. We purchase the remainder of our PVC requirements at market prices. The combined capacity of our 11 building products plants is 1.3 billion pounds per year.
Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the North American ethylene required by our Calvert City and Geismar facilities (through OpCo), and most of the VCM and all of the chlorine used in our Vinyls business. Ethylene produced at OpCo's Calvert City facility utilizes ethane feedstock. We purchase the ethylene required for our European facilities from a number of sources under various contracts. We have access to, and partially own, an ethylene pipeline in Germany. We purchase the salt required for our chlor-alkali plants pursuant to long-term contracts. We purchase electricity for our North American and European facilities under long-term industrial contracts. We purchase VCM for our Asian PVC plant on a spot basis.
Our Calvert City, Geismar and Asian facilities supply predominantly all of the PVC required for our building products plants. We may also purchase PVC at market prices, if needed. The remaining feedstocks for building products include pigments, fillers and stabilizers, which we purchase under short-term contracts based on prevailing market prices.
Marketing, Sales and Distribution
We have the capacity to use primarily all of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We sell substantially all of our caustic soda production to external customers. We have the capacity to use a majority of our North American-produced PVC internally in the production of our building products. The remainder of our PVC, including the PVC produced at our European and Asian facilities, is sold to downstream fabricators and the international markets.
We are the second largest manufacturer of PVC pipe by capacity in the United States. We sell a majority of our PVC pipe, fence, window, door profiles and film and sheet products through a combination of manufacturer's representatives and our internal sales force.
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2015.
Competition
The markets in which our Vinyls business operates are highly competitive. Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Axiall Corporation, Oxy Chem, LP, Shintech, Inc., Mexichem, S.A.B. de C.V., INOVYN ChlorVinyls Limited, VYNOVA Group and Kem One Group SAS.
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
In 2003, litigation arose among us, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either we or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) we and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover our provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by us that have been invoiced to PolyOne to provide the environmental remediation services were $2.2 million and $2.8 million in 2015 and 2014, respectively. By letter dated March 16, 2010, PolyOne notified us that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1.4 million from us in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, we are seeking certain insurance documents from PolyOne.
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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding our assets for various air compliance issues. We are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. We have reached a verbal agreement with the LDEQ to settle certain of the NOVs in two separate settlements for a combined $192,000 in civil penalties. We do not believe that any settlements for the remaining NOVs will have a material adverse effect on our financial condition, results of operations or cash flows.
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
General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2015, we made capital expenditures of $21.4 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $24.1 million in 2016 and $23.8 million in 2017, respectively, related to environmental compliance. Capital expenditures related to environmental compliance have been relatively higher in 2015 in large part due to EPA regulations and increasingly stringent requirements associated with environmental permits. We expect to incur further capital expenditures related to EPA regulations and requirements in 2016 and 2017. The remainder of the 2016 and 2017 estimated amounts are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Employees
As of December 31, 2015, we had approximately 4,225 employees in the following areas:

Category	Number
Olefins segment	1,000
Vinyls segment	3,050
Corporate and other	175
Approximately 32% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements. In the United States, approximately 9% of our employees are represented by labor unions and are working under collective bargaining agreements that will expire in 2019. In Europe, we have multiple collective bargaining agreements, with varying expiration years, covering different groups of our work force. There have been no strikes or lockouts, and we have not experienced any work stoppages throughout our history. We believe that our relationship with our employees and unions is open and positive.
Technology
Historically, our technology strategy has been to selectively acquire licenses from third-parties, as well as develop our own proprietary technology. Our selection process incorporates many factors, including the cost of the technology, the ability to meet our customers' requirements, raw material and energy consumption rates, product quality, capital costs, maintenance requirements and reliability. Most of the technology licensed from third-party providers is perpetual and has been paid in full. We own an intellectual property portfolio developed from focused research in both process and product technology. After acquiring or developing a technology, we devote considerable effort to effectively employ the technology and further its development, with a focus towards continuous improvement of our competitive positions.

Conversely, we have selectively granted licenses to our patented Energx® technology for LLDPE production and for proprietary LDPE reactor mixing technology. We have also granted several licenses for EDC/VCM technology, including the direct chlorination process and catalyst, and S-PVC process and technology.
Segment and Geographic Information
Information regarding sales, income from operations and assets attributable to our Olefins and Vinyls segments, and geographical information is presented in Note 23 to our consolidated financial statements included in Item 8 of this Form 10-K.
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
Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Changes to regulatory policies applicable to the German energy sector for industrial users have contributed to higher prices for industrial users of energy in the future. Our results of operations have been and could in the future be significantly affected by increases in these costs.
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
Lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2015 (as of December 31, 2015, over 65% lower than their 2014 peak levels), have led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers that use crude oil derivatives. As a result, our margins and cash flow have been and may continue to be negatively impacted. This impact could be magnified to the extent crude oil prices drop even further and depending on how long prices remain at these levels. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States outside of the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Additionally, the export of natural gas liquids from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions, including in the United States, Europe and Asia;

•	new capacity additions in North America, Asia and the Middle East;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	increases in interest rates;

•	international events and circumstances;

•	war, terrorism and civil unrest;

•	governmental regulation, including in the United States, Europe and Asia;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.

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
Hostilities in the Middle East, the Commonwealth of Independent States (including Ukraine) or elsewhere or the occurrence, or threat of occurrence, of terrorist attacks could adversely affect the economies of the United States, Europe and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. Furthermore, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2015, have led and may continue to lead to lower margins in the United States. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.
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
We have four chemical manufacturing sites in the United States, six chemical manufacturing sites in Europe and one chemical manufacturing site in Asia. Our operations are subject to the usual hazards associated with chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although we would pursue these transactions because we expect them to yield longer-term benefits if the efficiencies and synergies we expect are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management. Integration of acquired operations can lead to restructuring charges or other costs. We may have difficulties integrating the operations of acquired businesses.
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
New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us. For example, on April 17, 2012, the EPA promulgated MACT standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. Similarly, the Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. In December 2015, the U.S. Senate passed its version of a TSCA reform bill. The U.S. House of Representatives had previously passed a similar bill in June 2015. If the two bills are reconciled and TSCA reform becomes law, it could change the way TSCA applies or is applied to our operations. This law or future new, amended or proposed laws or rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flow. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
Our operations produce GHG emissions, which have been the subject of increased scrutiny and regulation. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHG emissions, became binding on the countries that had ratified it. In 2015, the United Nations Conference on Climate Change created the Paris Agreement, which will be open for signing on April 22, 2016. The Paris Agreement will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. Legislation to regulate GHG emissions has also been introduced in the United States Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.

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
We have announced capital expansion plans for our Lake Charles and Calvert City facilities. Expansion projects may be subject to delays or cost overruns, including delays or cost overruns resulting from any one or more of the following:

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
As of December 31, 2015, we had total outstanding debt of $764.1 million, and our debt represented approximately 18% of our total capitalization. Our annual interest expense for 2015 was $34.7 million, net of interest capitalized of $10.4 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
We have certain non-U.S. defined benefit pension plans covering current and former employees associated with our European operations that we have not funded and are not obligated to fund under applicable law. As of December 31, 2015, the projected benefit obligation under these plans was approximately $94.8 million. We will require future operating cash flow to fund these pension plan liabilities. We may not generate sufficient cash to satisfy these obligations.
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
Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes. We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. If the Internal Revenue Service, or IRS, were to treat Westlake Partners as a corporation for federal income tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold. Proposed regulations issued in May 2015 may make it difficult or impossible for Westlake Partners to maintain its status as a partnership after a ten-year transition period.
Despite the fact that Westlake Partners is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless it satisfies a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failing to meet the Qualifying Income Exception would cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes.
Prior to its initial public offering, Westlake Partners requested and obtained a favorable private letter ruling from the IRS to the effect that income from the production, transportation, storage and marketing of ethylene and its co-products constitutes

"qualifying income" within the meaning of Section 7704 of the Code. Failing to meet the Qualifying Income Exception or a change in current law could cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes.
On May 5, 2015, the IRS issued proposed regulations (the "Proposed Regulations") regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide industry-specific rules regarding the Qualifying Income Exception, including whether an activity constitutes the processing or refining of a natural resource, which limit the extent to which income generated from the processing and refining of products derived from crude oil and natural gas constitutes qualifying income. In the event the Proposed Regulations become final in their current form and an activity does not satisfy the Qualifying Income Exception standards set forth therein, the Proposed Regulations include a proposed ten-year transition period for partnerships like Westlake Partners, who already received a private letter ruling that the income from that activity was qualifying income. The U.S. Treasury Department and the IRS requested comments from industry participants regarding the standards set forth in the Proposed Regulations. Westlake Partners has timely submitted its comments and has had discussions with the IRS and the U.S. Treasury Department. If the Proposed Regulations become final in their current form, such final regulations would make it difficult or impossible for Westlake Partners to satisfy the Qualifying Income Exception after the proposed ten-year transition period. The market price of Westlake Partners common units may decline significantly following, or in anticipation of, the expiration of any transition period.
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

Cautionary Statements about Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion programs at our Lake Charles and Calvert City facilities;

•	results of acquisitions;

•	health of our customer base;

•	pension plan obligations, funding requirements and investment policies;

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

•	current and potential governmental regulatory actions in the United States, Europe and Asia and regulatory actions and political unrest in other areas;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, EDC, chlorine, caustic soda, ethylene
Geismar, Louisiana	PVC, VCM, EDC, chlorine, caustic soda
Gendorf, Bavaria, Germany (1)	PVC, VCM, EDC, chlorine, caustic soda
Burghausen, Bavaria, Germany (1)	PVC
Knapsack, North Rhine-Westphalia, Germany (1)	PVC, VCM, EDC, chlorine, caustic soda
Cologne, North Rhine-Westphalia, Germany (1)	PVC
Schkopau, Saxony-Anhalt, Germany (1)	PVC
Hillhouse, Lancashire, United Kingdom (1)	PVC
Suzhou, Jiangsu, in the People's Republic of China (1)	PVC, PVC film and sheet
Booneville, Mississippi	PVC pipe
Greensboro, Georgia	PVC pipe
Janesville, Wisconsin	PVC pipe
Leola, Pennsylvania	PVC pipe
Wichita Falls, Texas	PVC pipe
Yucca, Arizona	PVC pipe
Lodi, California	PVC pipe and fittings
McPherson, Kansas	PVC pipe and fittings
Evansville, Indiana	Fence and deck components
Calgary, Alberta, Canada (3)	Window and door components

______________________________

(1)	We lease the land on which our facilities are located. The Suzhou facility is our 95% owned Asian joint venture.

(2)	We lease a portion of the land on which our Calvert City facility is located.

(3)	We lease our Calgary land and building.
Olefins
Our Lake Charles site consists of three tracts on approximately 1,700 acres in Lake Charles, each within three miles of one another. The site includes two ethylene plants, which are owned by OpCo, two polyethylene plants and a styrene monomer plant. The combined capacity of OpCo's two Lake Charles ethylene plants is approximately 2.7 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.5 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. One of our polyethylene plants has two production units that use gas phase technology with the capability to manufacture both LLDPE and HDPE. OpCo currently plans to begin the upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the second quarter of 2016.
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
Vinyls
Our Calvert City site is situated on approximately 750 acres on the Tennessee River in Kentucky and includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of OpCo's Calvert City ethylene plant is 630 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.3 billion pounds per year. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant is expected to increase to 730 million pounds annually at the completion of this project.
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
Our Asian vinyls manufacturing site is located near Shanghai, in the People's Republic of China and includes a PVC plant and a PVC film and sheet plant. The PVC plant has a capacity of 300 million pounds per year.
As of February 17, 2016, we owned 11 building products plants, consisting of eight PVC pipe plants, two profile plants producing PVC fence, decking, windows and door profiles and one film and sheet plant. The majority of our plants are strategically located near major markets and serve customers throughout the United States, Canada and Asia. The combined capacity of our building product plants is 1.3 billion pounds per year.
We believe our current facilities and announced expansions are adequate to meet the requirements of our present and foreseeable future operations.

Headquarters
Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 18 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2016 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Item 1, "Business—Environmental and Other Regulation," we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 68). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge Is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 66). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 59). Mr. Bender has been our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been the Senior Vice President, Chief Financial Officer and a director of Westlake Partners' general partner since its formation in March 2014, and its Treasurer since April 2015. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 59). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.

Michael J. Mattina (age 53). Mr. Mattina has been our Senior Vice President, Polyethylene since April 2015. From March 2011 to March 2015, Mr. Mattina served as our Vice President and General Manager of North American Pipe and Specialty Products. From April 2008 to February 2011, Mr. Mattina served as our Vice President, Polyethylene and Specialty Products. From June 2005 to March 2008, he served as Director, Polyethylene Sales, Marketing and Technical Service. From October 2001 to May 2005, Mr. Mattina served in a variety of sales and marketing management assignments with us. Prior to joining Westlake, Mr. Mattina held various polyethylene business management, marketing and sales positions within Chevron Phillips Chemical Company and ExxonMobil Chemical Company. Mr. Mattina received a Bachelor of Business Administration in Finance with a minor in Chemistry from Stephen F. Austin University.
Lawrence E. (Skip) Teel (age 57). Mr. Teel has been our Senior Vice President, Olefins since July 2014. In addition, Mr. Teel has been the Senior Vice President, Olefins of Westlake Partners' general partner since July 2014. From July 2012 to July 2014, Mr. Teel served as our Vice President, Olefins. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
L. Benjamin Ederington (age 45). Mr. Ederington has been our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since December 2015. Mr. Ederington served as our Vice President, General Counsel and Corporate Secretary from October 2013 to December 2015. In addition, Mr. Ederington has been the Vice President, General Counsel, Corporate Secretary and a director of Westlake Partners' general partner since its formation in March 2014. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013 and interim Director of Government Affairs from March 2010 to April 2011. He began his legal career more than 19 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 51). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 65). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. In addition, Mr. Mangieri has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since its formation in March 2014. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 17, 2016, there were 42 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2015
4th Quarter	$62.09	$52.86	$0.1815
3rd Quarter	66.69	49.82	0.1815
2nd Quarter	78.59	67.98	0.1650
1st Quarter	72.49	55.20	0.1650
Year Ended December 31, 2014
4th Quarter	$83.43	$53.67	$0.1650
3rd Quarter	97.96	84.22	0.1650
2nd Quarter	84.77	62.36	0.1260
1st Quarter	68.73	57.66	0.1260
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
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2015	288,161	$55.33	288,161	$113,533,000
November 2015	327,283	$59.46	327,283	$244,073,000
December 2015	111,741	$54.53	111,174	$238,012,000
Total	727,185	$56.27	726,618

______________________________

(1)
In November 2014, our Board of Directors approved a $250.0 million stock repurchase program (the "2014 Program"). On November 20, 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of December 31, 2015, 2,682,489 shares of our common stock had been acquired at an aggregate purchase price of approximately $162.0 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,766,662	$21.58	5,733,600
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,766,662	$21.58	5,733,600
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(dollars in thousands, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$4,463,336	$4,415,350	$3,759,484	$3,571,041	$3,619,848
Gross profit	1,185,191	1,317,350	1,101,438	736,960	559,006
Selling, general and administrative expenses	225,364	193,359	147,974	121,609	112,210
Income from operations	959,827	1,123,991	953,464	615,351	446,796
Interest expense	(34,656)	(37,352)	(18,082)	(43,049)	(50,992)
Debt retirement costs	—	—	—	(7,082)	—
Gain from sales of equity securities	—	—	—	16,429	—
Other income (expense), net (2)	38,270	(2,721)	6,790	3,520	5,628
Income before income taxes	963,441	1,083,918	942,172	585,169	401,432
Provision for income taxes	298,396	398,902	331,747	199,614	142,466
Net income	665,045	685,016	610,425	385,555	258,966
Net income attributable to noncontrolling interests	19,035	6,493	—	—	—
Net income attributable to Westlake Chemical Corporation	$646,010	$678,523	$610,425	$385,555	$258,966
Earnings Per Share Attributable to Westlake Chemical Corporation: (3)
Basic	$4.88	$5.09	$4.57	$2.89	$1.95
Diluted	$4.86	$5.07	$4.55	$2.88	$1.94
Weighted average shares outstanding (3)
Basic	131,823,707	133,111,230	133,224,256	132,578,858	131,854,842
Diluted	132,301,812	133,643,414	133,779,250	133,282,990	132,600,316
Balance Sheet Data (end of period):
Cash and cash equivalents	$662,525	$880,601	$461,301	$790,078	$825,901
Marketable securities	520,144	—	239,388	124,873	—
Restricted cash	—	—	—	—	96,283
Working capital (4)	1,652,547	1,474,107	1,244,224	1,352,903	1,391,561
Total assets	5,575,252	5,213,990	4,060,909	3,412,196	3,266,821
Total debt	764,115	763,997	763,879	763,761	764,563
Total Westlake Chemical Corporation stockholders' equity	3,265,878	2,911,511	2,418,603	1,872,256	1,756,312
Cash dividends declared per share (3) (5)	$0.6930	$0.5820	$0.4125	$2.1363	$0.1373
Other Operating Data:
Cash flow from:
Operating activities	$1,078,836	$1,032,376	$752,729	$612,087	$358,935
Investing activities	(1,006,176)	(773,205)	(1,002,238)	(466,971)	(202,785)
Financing activities	(286,812)	164,640	(79,268)	(180,939)	39,452
Depreciation and amortization	245,757	208,486	157,808	144,541	131,397
Capital expenditures	491,426	431,104	679,222	386,882	176,843
EBITDA (6)	1,243,854	1,329,756	1,118,062	772,759	583,821

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(dollars in thousands, except share amounts, per share data and volume data)
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,445	2,364	2,244	2,230	2,272
Styrene, feedstock and other	1,182	941	1,094	925	753
Vinyls Segment
PVC, caustic soda and other	5,026	3,174	1,995	1,822	1,749
Building products	629	572	487	423	403

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)
Other income (expense), net is composed of interest income, income or loss from equity method investments, dividend income, gains or losses from sales of securities, foreign exchange currency gains or losses, gain on acquisition, impairment of equity method investments, management fee income and other gains and losses.

(3)
On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. All share amounts and per share data for the years prior to December 31, 2014 have been restated to reflect the effect of the two-for-one stock split.

(4)	Working capital equals current assets less current liabilities.

(5)	Cash dividends declared for the year ended December 31, 2012 includes a special dividend of $1.875 per share (on a post-split basis) paid on December 12, 2012.

(6)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to net cash provided by operating activities.

Reconciliation of EBITDA to Net Income and
to Net Cash Provided by Operating Activities

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(dollars in thousands)
EBITDA	$1,243,854	$1,329,756	$1,118,062	$772,759	$583,821
Less:
Provision for income taxes	(298,396)	(398,902)	(331,747)	(199,614)	(142,466)
Interest expense	(34,656)	(37,352)	(18,082)	(43,049)	(50,992)
Depreciation and amortization	(245,757)	(208,486)	(157,808)	(144,541)	(131,397)
Net income	665,045	685,016	610,425	385,555	258,966
Changes in operating assets and liabilities and other	371,794	273,083	34,453	244,683	76,898
(Income) loss from equity method investments	(632)	(424)	199	3,005	(427)
Windfall tax benefits from share-based payment arrangements	(1,646)	(6,704)	(5,449)	(11,967)	(3,361)
Deferred income taxes	39,784	58,967	93,732	(5,793)	14,114
Write-off of debt issuance costs	—	—	—	1,277	—
Impairment of equity method investments	4,925	6,747	—	—	—
Impairment of long-lived assets	—	—	—	—	1,975
(Gains) losses from sales of securities	(3,798)	(1,212)	19	(16,429)	—
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	(21,045)	—	—	—	—
Loss from disposition of fixed assets	10,891	4,181	5,039	3,886	1,375
Stock-based compensation expense	10,196	9,261	6,966	6,127	6,391
Amortization of debt issuance costs	2,004	1,673	1,459	1,514	1,683
Provision for doubtful accounts	956	301	5,514	229	1,321
Other losses, net	362	1,487	372	—	—
Net cash provided by operating activities	$1,078,836	$1,032,376	$752,729	$612,087	$358,935

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically integrated global manufacturer and marketer of petrochemicals, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
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
Since 2009 and continuing through 2015, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through 2015. Further, falling crude oil prices have already resulted in reduced prices and margins in 2015 and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices. In addition, looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the completion of our world-scale Geismar chlor-alkali plant and the ethane feedstock conversion and ethylene expansion project at OpCo's Calvert City ethylene plant, in 2013 and 2014, respectively, as well as the July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, have contributed to improved operating margins and cash flow for our Vinyls segment.
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2016 and beyond, our financial condition, results of operations or cash flows may still be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.
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
As noted above in Item 1A, "Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concerns about GHG emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.
Recent Developments
On January 29, 2016, we announced that we had submitted a proposal to Axiall Corporation ("Axiall") on January 25, 2016 to acquire all of the outstanding shares of Axiall for $20.00 per share (comprised of $11.00 in cash and 0.1967 of a Westlake share, which represented a value of $9.00 based on our closing price on January 22, 2016, the last trading day before we made our proposal). The total value of the proposed transaction is approximately $2.9 billion, including the assumption of certain Axiall liabilities, which include approximately $1.5 billion of debt outstanding as of September 30, 2015. Our proposal was not subject to a financing contingency. Axiall rejected our proposal on January 27, 2016. On February 16, 2016, we announced that we notified Axiall of our intention to nominate a slate of ten independent, highly qualified individuals to Axiall's Board of Directors at Axiall's 2016 Annual Meeting. As of February 17, 2016, we held shares representing approximately 4.4% of the outstanding shares of common stock of Axiall.
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project.
On June 1, 2015, we acquired an additional 35.7% controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu"), a PVC joint venture based near Shanghai, in the People's Republic of China, from INEOS Chlor Vinyls Holdings B.V., increasing our interest in Huasu to 95.0%. Prior to the acquisition of this 35.7% interest, we owned a 59.3% interest in Huasu. Huasu has a combined annual capacity of 300 million pounds of PVC resin and 145 million pounds of PVC film and sheet.

Results of Operations
Segment Data

	Year Ended December 31,
	2015	2014	2013

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$1,650,964	$1,922,535	$1,750,292
Styrene, feedstock and other	609,149	801,155	803,377
Total Olefins	2,260,113	2,723,690	2,553,669
Vinyls
PVC, caustic soda and other	1,718,359	1,203,332	800,658
Building products	484,864	488,328	405,157
Total Vinyls	2,203,223	1,691,660	1,205,815
Total	$4,463,336	$4,415,350	$3,759,484

Income (loss) from operations
Olefins	$747,436	$1,013,825	$833,249
Vinyls	254,452	142,740	154,684
Corporate and other	(42,061)	(32,574)	(34,469)
Total income from operations	959,827	1,123,991	953,464
Interest expense	(34,656)	(37,352)	(18,082)
Other income (expense), net	38,270	(2,721)	6,790
Provision for income taxes	298,396	398,902	331,747
Net income	665,045	685,016	610,425
Net income attributable to noncontrolling interests	19,035	6,493	—
Net income attributable to Westlake Chemical Corporation	$646,010	$678,523	$610,425
Diluted earnings per share (1)	$4.86	$5.07	$4.55

______________________________

(1)
Per share data for the year ended December 31, 2013 has been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 9 to the consolidated financial statements for additional information.

	Year Ended December 31,
	2015		2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	-29.2%	+12.2%	+7.4%	-0.8%
Vinyls	-18.9%	+49.1%	+0.6%	+39.7%
Company average	-25.3%	+26.3%	+5.2%	+12.2%

	Year Ended December 31,
	2015	2014	2013
Average industry prices (1)
Ethane (cents/lb)	6.2	9.0	8.8
Propane (cents/lb)	10.7	24.7	23.7
Ethylene (cents/lb) (2)	30.6	58.4	57.1
Polyethylene (cents/lb) (3)	75.3	87.8	80.0
Styrene (cents/lb) (4)	60.7	82.1	83.2
Caustic ($/short ton) (5)	581.0	589.4	604.2
Chlorine ($/short ton) (6)	266.9	233.5	250.8
PVC (cents/lb) (7)	66.0	68.8	60.8

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

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
Summary
For the year ended December 31, 2015, net income attributable to Westlake Chemical Corporation was $646.0 million, or $4.86 per diluted share, on net sales of $4,463.3 million. This represents a decrease in net income of $32.5 million, or $0.21 per diluted share, from 2014 net income attributable to Westlake Chemical Corporation of $678.5 million, or $5.07 per diluted share, on net sales of $4,415.4 million. Net income for the year ended December 31, 2015 benefited from a net pre-tax gain of $20.4 million, or $0.16 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and a lower effective tax rate primarily due to several discrete tax items and return to provision and other adjustments, which collectively lowered the 2015 effective tax rate to 31.0% as compared to the 2015 effective tax rate on ordinary income of 33.6%. These benefits were more than offset by a decrease of $164.2 million in income from operations for the year ended December 31, 2015. Net sales for the year ended December 31, 2015 increased $47.9 million to $4,463.3 million compared to net sales for the year ended December 31, 2014 of $4,415.4 million, primarily due to sales contributed by our specialty PVC resin business, Vinnolit, which we acquired on July 31, 2014, and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products. Income from operations was $959.8 million for the year ended December 31, 2015 as compared to $1,124.0 million for the year ended December 31, 2014, a decrease of $164.2 million. The decrease in 2015 income from operations was mainly attributable to lower olefins integrated product margins, primarily caused by lower sales prices, as compared to the prior year, and costs related to several turnarounds, partially offset by the contribution from Vinnolit, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project, higher production rates at our Geismar chlor-alkali plant and lower feedstock and energy costs, as compared to the prior year. Sales prices for the year ended December 31, 2015 were negatively impacted by the significant decline in crude oil prices.
2015 Compared with 2014
Net Sales. Net sales increased by $47.9 million, or 1.1%, to $4,463.3 million in 2015 from $4,415.4 million in 2014. This increase was mainly attributable to sales contributed by Vinnolit (primarily as a result of the inclusion of its operations in our consolidated financial statements for the full year 2015 as opposed to only five months in 2014) and, to a lesser extent, Huasu, and higher sales volumes for most of our major products, partially offset by lower sales prices for all our major products, as compared to the prior year. Average sales prices for 2015 decreased by 25.3% as compared to 2014. Sales prices for the year ended December 31, 2015 were negatively impacted by the significant decline in crude oil prices. Overall sales volume increased by 26.3% in 2015 as compared to 2014.
Gross Profit. Gross profit margin percentage decreased to 26.6% in 2015 from 29.8% in 2014. The decrease in gross profit margin percentage was mainly the result of lower olefins integrated product margins primarily due to lower sales prices. Sales prices decreased an average of 25.3% for the year ended December 31, 2015 as compared to 2014. In addition, gross profit for the year ended December 31, 2015 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with turnarounds at our various facilities. The decrease in gross profit for the year ended December 31, 2015 was partially offset by lower average feedstock and energy costs and higher vinyls integrated product margins, primarily attributable to lower feedstock costs, increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher production rates at our Geismar chlor-alkali plant, as compared to the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $32.0 million, or 16.5%, in 2015 as compared to 2014. The increase was mainly attributable to general and administrative costs incurred by Vinnolit and, to a lesser extent, Huasu for the year ended December 31, 2015, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, as compared to 2014.
Interest Expense. Interest expense decreased by $2.7 million to $34.7 million in 2015 from $37.4 million in 2014, largely as a result of increased capitalized interest on major capital projects in 2015 as compared to 2014. Debt balances during 2015 remained relatively unchanged compared to 2014.
Other Income (Expense), Net. Other income (expense), net was net income of $38.3 million in 2015 compared to net expense of $2.7 million in 2014, primarily attributable to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, of approximately $20.4 million, gains on foreign exchange, gains from the sales of securities and dividends received from cost method investments, partially offset by an impairment and loss from the disposition of an equity method investment.
Income Taxes. The effective income tax rate was 31.0% in 2015 as compared to 36.8% in 2014. The effective income tax rate for 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu, the foreign earnings rate differential and the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes. The effective income tax rate for 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by state tax credits and the domestic manufacturing deduction.
Olefins Segment
Net Sales. Net sales decreased by $463.6 million, or 17.0%, to $2,260.1 million in 2015 from $2,723.7 million in 2014, mainly due to lower sales prices for our major products, partially offset by higher sales volumes for our major products as compared to the prior year. Average sales prices for the Olefins segment decreased by 29.2% in 2015 as compared to 2014, while average sales volumes increased by 12.2% in 2015 as compared to 2014.
Income from Operations. Income from operations was $747.4 million in 2015 as compared to $1,013.8 million in 2014. This decrease was predominantly attributable to lower olefins integrated product margins, primarily as a result of lower sales prices, partially offset by higher sales volumes and lower feedstock and energy costs for 2015 as compared to 2014. Trading activity for 2015 resulted in a loss of $11.4 million as compared to a loss of $9.7 million for 2014.
Vinyls Segment
Net Sales. Net sales increased by $511.5 million, or 30.2%, to $2,203.2 million in 2015 from $1,691.7 million in 2014. This increase was primarily attributable to sales contributed by Vinnolit and, to a lesser extent, Huasu and higher sales volumes for caustic soda and PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 18.9% in 2015 as compared to 2014. Average sales volumes increased by 49.1% in 2015 as compared to 2014, primarily related to sales contributed by Vinnolit and, to a lesser extent, Huasu, as compared to the prior year.
Income from Operations. Income from operations was $254.5 million in 2015 as compared to $142.7 million in 2014. This increase was primarily driven by higher vinyls integrated product margins for the year ended December 31, 2015, mainly attributable to the contribution from Vinnolit, lower feedstock costs and increased production at our Calvert City facilities following the completion of OpCo's feedstock conversion and ethylene expansion project and higher caustic soda sales volume primarily attributable to higher production rates at our Geismar chlor-alkali plant, as compared to 2014. The increase in income from operations for the year ended December 31, 2015 was partially offset by lost sales, lower production rates and other costs associated with the turnarounds at our various North American and European facilities, lower sales prices for our major products and reduced sales volume in Europe related to an ethylene shortage. Income from operations for 2014 was negatively impacted by the effect of selling higher cost Vinnolit inventory recorded at fair value as a result of the acquisition, the lost sales, lower production rates and other costs associated with the turnaround at our Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project and, prior to the completion of OpCo's Calvert City ethylene plant's feedstock conversion project, lower vinyls integrated product margins attributable to significantly higher propane costs.
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
Gross Profit. Gross profit margin percentage increased to 29.8% in 2014 from 29.3% in 2013. The improvement in gross profit margin percentage was mainly due to the improved olefins integrated product margins, primarily as a result of higher polyethylene sales prices and the increased ethylene production at our Lake Charles facility after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, olefins integrated product margins benefited from an increase in sales prices that outpaced increases in feedstock and energy costs in 2014, as compared to the prior year. Our raw material cost in both segments normally tracks industry prices, which experienced an increase of 2.3% and 4.2% for ethane and propane, respectively, in 2014 as compared to 2013. Sales prices increased an average of 5.2% for 2014 as compared to 2013. The gross profit margin for 2014 was negatively impacted by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround at our Calvert City and Gendorf facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project.
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
Income from Operations. Income from operations was $142.7 million in 2014 as compared to $154.7 million in 2013. This decrease was mainly caused by lost sales, lower production rates and the expensing of $27.1 million related to unabsorbed fixed manufacturing costs and other costs associated with the turnaround at our Gendorf and Calvert City facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project. In addition, income from operations for 2014 was negatively impacted by the effect of selling higher cost Vinnolit inventory recorded at fair value and the severe winter weather experienced in early 2014, which resulted in significantly higher propane feedstock costs. The decrease was partially offset by lower feedstock costs at OpCo's Calvert City ethylene plant following the completion of the feedstock conversion and ethylene expansion project and the change in feedstock utilized from propane feedstock to lower-cost ethane feedstock, as compared to the prior year.
Cash Flows
Operating Activities
Operating activities provided cash of $1,078.8 million in 2015 compared to cash provided of $1,032.4 million in 2014. The $46.4 million increase in cash flows from operating activities was mainly due to a decrease in working capital requirements, as compared to 2014. Cash flows from operating activities for 2014 were negatively impacted by costs related to the formation and initial public offering of Westlake Partners and costs associated with the acquisition of Vinnolit, our specialty PVC resin business. Changes in components of working capital, which we define for purposes of this cash flow discussion as net accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $128.6 million in 2015, compared to $69.6 million of cash provided in 2014, a favorable change of $59.0 million. The change was mainly due to lower accounts receivable and inventory balances mainly as a result of lower product prices during 2015, partially offset by a decrease in current liabilities (accounts payable and accrued liabilities), as compared to 2014.
Operating activities provided cash of $1,032.4 million in 2014 compared to $752.7 million in 2013. The $279.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes, as compared to 2013. Income from operations increased by $170.5 million in 2014 as compared to 2013 primarily as a result of higher olefins integrated product margins as compared to the prior year, partially offset by lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround at our Calvert City and Gendorf facilities and OpCo's Calvert City ethylene plant's feedstock conversion and expansion project. Cash flows from operating activities for 2014 were also negatively impacted by costs associated with the formation and initial public offering of Westlake Partners and costs associated with the Vinnolit acquisition. Cash flows from operating activities for 2013 were negatively impacted by deferred turnaround costs from the turnaround of the Petro 2 ethylene unit. Changes in components of working capital provided cash of $69.6 million in 2014, compared to $63.2 million of cash used in 2013, a favorable change of $132.8 million. The change was mainly attributable to a decrease in inventory during 2014 as compared to 2013, primarily due to less higher-cost propane held in inventory, as raw materials or in finished goods, at the end of the year. In addition, Vinnolit's inventory decreased during the period from July 31, 2014 to December 31, 2014 as higher cost inventory recorded at fair value was sold.

Investing Activities
Net cash used for investing activities during 2015 was $1,006.2 million as compared to net cash used of $773.2 million in 2014. Capital expenditures were $491.4 million in 2015 compared to $431.1 million in 2014. Purchases of securities in 2015 totaled $605.1 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. In connection with the Vinnolit acquisition in 2014, we had previously sold similar securities to raise the cash used to purchase Vinnolit. Capital expenditures in 2015 were mainly incurred on the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. Capital expenditures in 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2015 and 2014 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of Huasu. We also received aggregate proceeds of $48.9 million from the sales and maturities of our investments in 2015. Other 2014 activity was primarily related to the acquisition of Vinnolit, the capital expenditures described above, the purchase of securities and the receipt of proceeds from the sales and maturities of our investments.
Net cash used for investing activities during 2014 was $773.2 million as compared to net cash used of $1,002.2 million in 2013, primarily related to lower capital expenditures in 2014 compared to 2013. Capital expenditures were $431.1 million in 2014 compared to $679.2 million in 2013, a decrease mainly attributable to the completion of the new chlor-alkali plant at our Geismar site in December 2013. Capital expenditures in 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. Capital expenditures in 2013 were mainly incurred on the construction of the new Geismar chlor-alkali plant, the expansion of the Petro 2 ethylene unit at our Lake Charles site and the feedstock conversion and ethylene furnaces modernization projects at our Calvert City site. The remaining capital expenditures in 2014 and 2013 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We used $611.1 million, net of cash acquired, for the acquisition of Vinnolit. Purchases of securities in 2014 totaled $117.3 million and were comprised of corporate and U.S. government debt securities and equity securities. We also received aggregate proceeds of $342.0 million from the sales and maturities of our investments in 2014. The 2013 activity was primarily related to the acquisition of our specialty PVC pipe business and the purchases of, and the receipt of proceeds from the maturities of, short-term commercial paper.
Financing Activities
Net cash used for financing activities during 2015 was $286.8 million as compared to net cash provided of $164.6 million in 2014. The 2015 activity was primarily related to the $91.6 million payment of cash dividends, the $14.9 million payment of cash distributions to noncontrolling interests and the $162.5 million of cash used for the repurchases of shares of our common stock, partially offset by the receipt of proceeds of $1.1 million from the exercise of stock options. In addition, we repaid $73.6 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $53.0 million of proceeds received by Huasu from the issuance of such letters of credit. The 2014 activity was mainly related to the $286.1 million net proceeds from the initial public offering of Westlake Partners common units and the proceeds from the exercise of stock options, partially offset by the payment of cash dividends and the repurchase of shares of our common stock.
Net cash provided by financing activities during 2014 was $164.6 million as compared to net cash used of $79.3 million in 2013. Net proceeds from the issuance of Westlake Partners common units was $286.1 million. The initial public offering represented the sale of 47.8% of the common units in Westlake Partners. See Note 20 to the consolidated financial statements for further discussion of Westlake Partners and its initial public offering. The remaining 2014 activity was primarily related to the $77.7 million payment of cash dividends, the $52.6 million of cash used for the repurchases of shares of our common stock, distributions to the public unit holders of Westlake Partners common units and fees incurred in connection with the amendment and restatement of our revolving credit facility in July 2014, partially offset by proceeds of $5.5 million from the exercise of stock options. The 2013 activity was mainly related to the $55.2 million payment of cash dividends and the $32.9 million of cash used for the repurchases of shares of our common stock, partially offset by proceeds from the exercise of stock options.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.

In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our and OpCo's revolving credit facility and other external financing. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of OpCo's ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo currently plans to begin the upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the second quarter of 2016. This project is currently estimated to cost OpCo in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our and OpCo's revolving credit facility and other external financing. As of December 31, 2015, OpCo had incurred a total cost of approximately $201.1 million on this capital project.
In August 2011, our Board of Directors authorized a $100.0 million stock repurchase program (the "2011 Program"). As of March 31, 2015, we had repurchased 1,944,161 shares of our common stock for an aggregate purchase price of approximately $100.0 million under the 2011 Program, the full amount of the 2011 Program. In November 2014, our Board of Directors approved a new $250.0 million stock repurchase program (the "2014 Program"). On November 20, 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of December 31, 2015, we had repurchased 2,682,489 shares of our common stock for an aggregate purchase price of approximately $162.0 million under the 2014 Program. During the three months ended December 31, 2015, we repurchased 726,618 shares of our common stock for an aggregate purchase price of approximately $40.9 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Our management believes that borrowing under our revolving credit facility should be available up to our borrowing base, if needed. At December 31, 2015, the borrowing base of our credit facility was $350.9 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.
Cash, Cash Equivalents and Current Marketable Securities
As of December 31, 2015, our cash, cash equivalents and current marketable securities totaled $1.2 billion. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2015, our long-term debt, including current maturities, totaled $764.1 million, consisting of $250.0 million principal amount of 3.60% Notes Due 2022 (less the unamortized discount of $0.8 million), $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% Notes Due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit). The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of December 31, 2015, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of December 31, 2015, we were in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At December 31, 2015, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of December 31, 2015, we had outstanding letters of credit totaling $30.1 million and borrowing availability of $320.8 million under the revolving credit facility.
Our revolving credit facility generally restricts our ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80.0 million; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60.0 million, and our fixed charge coverage ratio is at least 1.0:1. However, we may make specified distributions up to an aggregate of $82.7 million in 2016, to be increased by 5% in each fiscal year thereafter, on an aggregate basis, for each fiscal year.
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
In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2015, we had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2015, we had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2015 and 2014 was 0.07% and 0.05%, respectively.
Westlake Partners Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Partners, entered into on April 29, 2015. The revolving credit facility matures on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of December 31, 2015, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of December 31, 2015, outstanding borrowings under the credit facility totaled $216.9 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2015 relating to long-term debt, operating leases, capital leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter

	(dollars in millions)
Contractual Obligations
Long-term debt	$764.1	$—	$—	$—	$764.1
Operating leases	756.2	43.2	77.4	53.3	582.3
Capital leases	2.0	0.2	0.5	0.5	0.8
Pension benefits funding	92.1	4.4	5.8	6.7	75.2
Post-retirement healthcare benefits	12.8	1.2	2.8	2.8	6.0
Purchase obligations	6,998.1	1,283.8	964.4	812.4	3,937.5
Interest payments	630.8	42.4	84.8	84.8	418.8
Total	$9,256.1	$1,375.2	$1,135.7	$960.5	$5,784.7
Other Commercial Commitments
Standby letters of credit	$35.5	$30.1	$—	$—	$5.4
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
Pension Benefits Funding. We have defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries. See the discussion in Note 11 to the consolidated financial statements for more information.
Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 11 to the consolidated financial statements for more information.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. The amounts shown in the table above reflect our estimates based on the contractual quantities and the prices in effect under contractual agreements as of December 31, 2015.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2015 and assume contractual amortization payments.
Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $24.2 million issued primarily to support commercial obligations and obligations under our insurance programs, including workers' compensation claims.
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
The estimated useful lives of long-lived assets range from one to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $245.8 million, $208.5 million and $157.8 million in 2015, 2014 and 2013, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $3.2 million, $0.3 million and $59.1 million in 2015, 2014 and 2013, respectively. Amortization in 2015, 2014 and 2013 of previously deferred turnaround costs was $18.5 million, $19.2 million and $17.7 million, respectively. As of December 31, 2015, deferred turnaround costs, net of accumulated amortization, totaled $36.1 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2015, our recorded goodwill was $62.0 million, which was associated with the acquisitions of our specialty PVC pipe business and our Longview facilities. In addition, we record all derivative instruments, pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 11 and 14 to the consolidated financial statements for more information.
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. Two of the more significant assumptions relate to the discount rate for measuring benefit obligations and the expected long-term rate of return on plan assets. At December 31, 2015, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 4.0% and 2.4%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. The return on asset assumption of 7.0% for U.S. plans is based on historical asset returns, anticipated future performance of the investments and financial markets and input from our third-party independent actuary and the pension fund trustee. The non-U.S. plans are unfunded and, therefore, have no plan assets. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2016 for the U.S. pension plans. Additional information on the 2016 funding requirements and key assumptions underlying these benefit costs appear in Note 11 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2015
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$62.2	$94.8
Discount rate increases by 100 basis points	55.6	81.3
Discount rate decreases by 100 basis points	70.1	112.2
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
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 22 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Recent Accounting Pronouncements
See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2015, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $17.1 million and a hypothetical $0.10 increase in the price of an MMBtu of natural gas would have increased our income before taxes by $0.8 million. Additional information concerning derivative commodity instruments appears in Notes 13 and 14 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2015, we had variable rate debt of $10.9 million outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at December 31, 2015) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of December 31, 2015 was 0.07%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at December 31, 2015, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2015 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2016

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$662,525	$880,601
Marketable securities	520,144	—
Accounts receivable, net	508,532	560,666
Inventories	434,060	525,776
Prepaid expenses and other current assets	14,489	11,807
Deferred income taxes	35,439	32,437
Total current assets	2,175,189	2,011,287
Property, plant and equipment, net	3,004,067	2,757,557
Equity investments	9,208	61,305
Other assets, net
Intangible assets, net	213,404	218,431
Deferred charges and other assets, net	173,384	165,410
Total other assets, net	386,788	383,841
Total assets	$5,575,252	$5,213,990

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$235,329	$261,062
Accrued liabilities	287,313	276,118
Total current liabilities	522,642	537,180
Long-term debt	764,115	763,997
Deferred income taxes	575,603	536,066
Other liabilities	150,961	174,859
Total liabilities	2,013,321	2,012,102
Commitments and contingencies (Notes 8 and 22)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,663,244 and 134,679,064 shares issued at December 31, 2015 and 2014, respectively (Note 9)	1,347	1,347
Common stock, held in treasury, at cost; 4,444,898 and 1,787,546 shares at December 31, 2015 and 2014, respectively (Note 9)	(258,312)	(96,372)
Additional paid-in capital	542,148	530,441
Retained earnings	3,109,987	2,555,528
Accumulated other comprehensive loss	(129,292)	(79,433)
Total Westlake Chemical Corporation stockholders' equity	3,265,878	2,911,511
Noncontrolling interests	296,053	290,377
Total equity	3,561,931	3,201,888
Total liabilities and equity	$5,575,252	$5,213,990

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

	(in thousands of dollars, except share amounts and per share data)
Net sales	$4,463,336	$4,415,350	$3,759,484
Cost of sales	3,278,145	3,098,000	2,658,046
Gross profit	1,185,191	1,317,350	1,101,438
Selling, general and administrative expenses	225,364	193,359	147,974
Income from operations	959,827	1,123,991	953,464
Other income (expense)
Interest expense	(34,656)	(37,352)	(18,082)
Other income (expense), net	38,270	(2,721)	6,790
Income before income taxes	963,441	1,083,918	942,172
Provision for income taxes	298,396	398,902	331,747
Net income	665,045	685,016	610,425
Net income attributable to noncontrolling interests	19,035	6,493	—
Net income attributable to Westlake Chemical Corporation	$646,010	$678,523	$610,425
Earnings per common share attributable to Westlake Chemical Corporation (Note 9):
Basic	$4.88	$5.09	$4.57
Diluted	$4.86	$5.07	$4.55

Weighted average shares outstanding (Note 9)
Basic	131,823,707	133,111,230	133,224,256
Diluted	132,301,812	133,643,414	133,779,250

Dividends per common share (Note 9)	$0.6930	$0.5820	$0.4125

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

	(in thousands of dollars)
Net income	$665,045	$685,016	$610,425
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	18,260	(25,766)	12,969
Settlement benefits	355	—	—
Amortization of benefits liability	2,663	924	2,712
Income tax (provision) benefit on pension and other post-retirement benefits liability	(6,443)	8,096	(6,026)
Foreign currency translation adjustments	(59,466)	(60,128)	(1,607)
Available-for-sale investments
Unrealized holding (losses) gains on investments	(4,362)	1,301	256
Reclassification of net realized (gains) losses to net income	(3,798)	(1,212)	19
Income tax benefit (provision) on available-for-sale investments	2,932	(32)	(99)
Other comprehensive (loss) income	(49,859)	(76,817)	8,224
Comprehensive income	615,186	608,199	618,649
Comprehensive income attributable to noncontrolling interests, net of tax	19,035	6,493	—
Comprehensive income attributable to Westlake Chemical Corporation	$596,151	$601,706	$618,649

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Noncontrolling Interests	Total

	(in thousands of dollars, except share amounts)
Balances at December 31, 2012	134,374,448	$1,344	568,986	$(13,302)	$495,582	$1,399,472	$(16,351)	$5,511	$—	$—	$1,872,256
Net income	—	—	—	—	—	610,425	—	—	—	—	610,425
Other comprehensive income (loss)	—	—	—	—	—	—	9,655	(1,607)	176	—	8,224
Common stock repurchased	—	—	683,936	(32,918)	—	—	—	—	—	—	(32,918)
Shares issued—stock- based compensation	205,760	2	—	—	3,435	—	—	—	—	—	3,437
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	12,415	—	—	—	—	—	12,415
Dividends paid	—	—	—	—	—	(55,236)	—	—	—	—	(55,236)
Balances at December 31, 2013	134,580,208	1,346	1,252,922	(46,220)	511,432	1,954,661	(6,696)	3,904	176	—	2,418,603
Net income	—	—	—	—	—	678,523	—	—	—	6,493	685,016
Other comprehensive (loss) income	—	—	—	—	—	—	(16,746)	(60,128)	57	—	(76,817)
Common stock repurchased	—	—	671,791	(52,630)	—	—	—	—	—	—	(52,630)
Shares issued—stock- based compensation	98,856	1	(137,167)	2,478	3,045	—	—	—	—	—	5,524
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	15,964	—	—	—	—	—	15,964
Dividends paid	—	—	—	—	—	(77,656)	—	—	—	—	(77,656)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,204)	(2,204)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	—	—	—	—	286,088	286,088
Balances at December 31, 2014	134,679,064	1,347	1,787,546	(96,372)	530,441	2,555,528	(23,442)	(56,224)	233	290,377	3,201,888
Net income	—	—	—	—	—	646,010	—	—	—	19,035	665,045
Other comprehensive income (loss)	—	—	—	—	—	—	14,835	(59,466)	(5,228)	—	(49,859)
Common stock repurchased	—	—	2,701,937	(163,138)	—	—	—	—	—	—	(163,138)
Shares issued—stock- based compensation	(15,820)	—	(44,585)	1,198	(135)	—	—	—	—	—	1,063
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	11,842	—	—	—	—	—	11,842
Dividends paid	—	—	—	—	—	(91,551)	—	—	—	—	(91,551)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(14,956)	(14,956)
Noncontrolling interest in acquired business	—	—	—	—	—	—	—	—	—	1,597	1,597
Balances at December 31, 2015	134,663,244	$1,347	4,444,898	$(258,312)	$542,148	$3,109,987	$(8,607)	$(115,690)	$(4,995)	$296,053	$3,561,931
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

	(in thousands of dollars)
Cash flows from operating activities
Net income	$665,045	$685,016	$610,425
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	245,757	208,486	157,808
Provision for doubtful accounts	956	301	5,514
Amortization of debt issuance costs	2,004	1,673	1,459
Stock-based compensation expense	10,196	9,261	6,966
Loss from disposition of fixed assets	10,891	4,181	5,039
(Gains) losses from sales of securities	(3,798)	(1,212)	19
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	(21,045)	—	—
Impairment of equity method investments	4,925	6,747	—
Deferred income taxes	39,784	58,967	93,732
Windfall tax benefits from share-based payment arrangements	(1,646)	(6,704)	(5,449)
(Income) loss from equity method investments, net of dividends	(632)	(424)	199
Other losses, net	362	1,487	372
Changes in operating assets and liabilities
Accounts receivable	62,722	33,161	(14,830)
Inventories	99,430	51,087	(46,633)
Prepaid expenses and other current assets	(4,257)	7,461	(475)
Accounts payable	(21,604)	(97,237)	13,820
Accrued liabilities	(7,640)	74,989	(15,147)
Other, net	(2,614)	(4,864)	(60,090)
Net cash provided by operating activities	1,078,836	1,032,376	752,729
Cash flows from investing activities
Acquisition of business, net of cash acquired	15,782	(611,087)	(178,309)
Additions to equity investments	—	—	(23,338)
Additions to property, plant and equipment	(491,426)	(431,104)	(679,222)
Construction of assets pending sale-leaseback	—	—	(136)
Proceeds from disposition of assets	49	181	151
Proceeds from disposition of equity method investment	27,865	—	—
Proceeds from repayment of loan acquired	—	45,923	—
Proceeds from repayment of loan to affiliate	—	—	167
Proceeds from sales and maturities of securities	48,900	342,045	252,519
Purchase of securities	(605,098)	(117,332)	(367,150)
Settlements of derivative instruments	(2,248)	(1,831)	(6,920)
Net cash used for investing activities	(1,006,176)	(773,205)	(1,002,238)
Cash flows from financing activities
Capitalized debt issuance costs	—	(1,186)	—
Dividends paid	(91,551)	(77,656)	(55,236)
Distributions to noncontrolling interests	(14,856)	(2,204)	—
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	286,088	—
Proceeds from exercise of stock options	1,063	5,524	3,437
Proceeds from issuance of notes payable	52,960	—	—
Repayment of notes payable	(73,615)	—	—
Repurchase of common stock for treasury	(162,459)	(52,630)	(32,918)
Windfall tax benefits from share-based payment arrangements	1,646	6,704	5,449
Net cash (used for) provided by financing activities	(286,812)	164,640	(79,268)
Effect of exchange rate changes on cash and cash equivalents	(3,924)	(4,511)	—
Net (decrease) increase in cash and cash equivalents	(218,076)	419,300	(328,777)
Cash and cash equivalents at beginning of the year	880,601	461,301	790,078
Cash and cash equivalents at end of the year	$662,525	$880,601	$461,301

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Corporation (the "Company") operates as an integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. These products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, residential and commercial construction as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses primarily throughout North America and Europe. The petrochemical industry is subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.
Formation and Initial Public Offering of a Master Limited Partnership
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop facilities for the processing of natural gas liquids and related assets. Also in 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). As of December 31, 2015, Westlake Partners' assets consist of a 13.3% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two natural gas liquids processing facilities at the Company's Lake Charles, Louisiana site, one natural gas liquids processing facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2015, the Company held an 86.7% limited partner interest in OpCo and a significant interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. There were no undistributed earnings from equity investments included in retained earnings as of December 31, 2015.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $10,449, $7,059 and $25,932 for the years ended December 31, 2015, 2014 and 2013, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2015, the Company's recorded goodwill was $62,016. See Note 6 for more information on the Company's annual goodwill impairment tests.

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
The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 14 for a summary of the fair value of derivative instruments.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company's debt at December 31, 2015 differs from the carrying value due to the Company's fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 14 for more information on the fair value of financial instruments.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Other
Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 6) are amortized over periods ranging from one to 30 years using the straight-line method.
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
Simplifying the Measurement of Inventory
In July 2015, the FASB issued an accounting standards update that requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new standard, entities will no longer need to calculate other measures of "market." The new accounting guidance applies only to inventories for which cost is determined by methods other than last-in, first-out and the retail inventory method. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have a significant impact on the Company's consolidated financial position, results of operations and cash flows.
Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
In August 2015, the FASB issued final guidance incorporating into the Accounting Standards Codification a June 2015 SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The announcement came in response to questions that arose after the FASB issued the Simplifying the Presentation of Debt Issuance Costs standard in April 2015, which standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. That standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could also present the cost as an asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. Regardless of asset or contra-liability presentation, debt issuance costs should be amortized over the term of the arrangement. The accounting standard became effective upon announcement in June 2015 and did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued an accounting standards update making certain changes principally to the current guidance for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Among other things, the guidance (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) provide entities with a policy election to record equity investments without readily determinable fair values at cost, less impairment, and subsequent adjustments for observable price changes (changes in the basis of these equity investments to be reported in net income); (3) requires an entity that has elected the fair value option for financial liabilities to recognize changes in fair value due to instrument-specific credit risk separately in other comprehensive income; (4) clarified current guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities; and (5) requires specific disclosure pertaining to financial assets and financial liabilities in the financial statements. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $221,918 and $509,811 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2015 and 2014, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities at December 31 were classified as follows:

	2015	2014
Current	$520,144	$—
Non-current	48,081	15,414
Total available-for-sale securities	$568,225	$15,414

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$336,665	$55	$(1,076)	$335,644
U.S. government debt (2)	135,226	2	(374)	134,854
Asset-backed securities	49,759	2	(115)	49,646
Equity securities	54,371	466	(6,756)	48,081
Total available-for-sale securities	$576,021	$525	$(8,321)	$568,225

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$15,050	$364	$—	$15,414
Total available-for-sale securities	$15,050	$364	$—	$15,414

______________________________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of December 31, 2015 and December 31, 2014, net unrealized (losses) gains on the Company's available-for-sale securities of $(4,995) and $233, respectively, net of income tax (benefit) expense of $(2,801) and $131, respectively, were recorded in accumulated other comprehensive income. See Note 14 for the fair value hierarchy of the Company's available-for-sale securities.
As of December 31, 2015, the corporate bond securities held by the Company had maturities ranging between three months to five years; the U.S. government debt securities held by the Company, excluding U.S. government agency mortgage-backed securities, had maturities ranging between one month to three years; the U.S. government agency mortgage-backed securities held by the Company had maturities of approximately five years; and the asset-backed securities held by the Company had maturities ranging between one to six years.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Year Ended December 31,
	2015	2014	2013
Proceeds from sales and maturities of securities	$48,900	$342,045	$7,770
Gross realized gains	3,830	1,311	20
Gross realized losses	(32)	(99)	(39)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2015	2014
Trade customers	$438,538	$525,546
Affiliates	—	437
Allowance for doubtful accounts	(14,095)	(13,468)
	424,443	512,515
Federal and state taxes	60,748	8,919
Other	23,341	39,232
Accounts receivable, net	$508,532	$560,666
4. Inventories
Inventories consist of the following at December 31:

	2015	2014
Finished products	$253,338	$300,909
Feedstock, additives and chemicals	106,435	158,635
Materials and supplies	74,287	66,232
Inventories	$434,060	$525,776
5. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2015	2014
Land	$33,051	$21,211
Building and improvements	266,214	244,101
Plant and equipment	3,632,416	3,454,462
Other	241,829	213,707
	4,173,510	3,933,481
Less: Accumulated depreciation	(1,685,255)	(1,531,331)
	2,488,255	2,402,150
Construction in progress	515,812	355,407
Property, plant and equipment, net	$3,004,067	$2,757,557
Depreciation expense on property, plant and equipment of $209,271, $174,173 and $129,222 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

6. Other Assets
Other assets consist of the following at December 31:

	2015			2014			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Licenses and intellectual property	$79,699	$(38,643)	$41,056	$82,611	$(35,732)	$46,879	15
Trademarks	39,085	(2,602)	36,483	42,790	(759)	42,031	20
Customer relationships	75,249	(22,572)	52,677	75,249	(17,374)	57,875	14
Goodwill	62,016	—	62,016	62,016	—	62,016
Other	29,320	(8,148)	21,172	16,501	(6,871)	9,630	7
Total intangible assets	285,369	(71,965)	213,404	279,167	(60,736)	218,431
Available-for-sale investments	48,081	—	48,081	15,414	—	15,414
Cost-method investments	51,334	—	51,334	57,147	—	57,147
Turnaround costs	111,078	(74,943)	36,135	107,892	(56,493)	51,399	5
Debt issuance costs	20,406	(13,286)	7,120	20,406	(11,282)	9,124	13
Other	51,682	(20,968)	30,714	50,571	(18,245)	32,326	3
Total deferred charges and other assets	282,581	(109,197)	173,384	251,430	(86,020)	165,410
Other assets, net	$567,950	$(181,162)	$386,788	$530,597	$(146,756)	$383,841
Amortization expense on other assets of $38,490, $35,986 and $30,045 is included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Scheduled amortization of intangible assets for the next five years is as follows: $15,189, $13,219, $13,195, $11,446 and $9,950 in 2016, 2017, 2018, 2019 and 2020, respectively.
Goodwill
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for the Olefins and Vinyls segments' goodwill in October 2015 and April 2015, respectively, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the Olefins or Vinyls segments' goodwill since the goodwill was initially recorded. The gross carrying amounts of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2013	$29,990	$32,026	$62,016
Goodwill acquired during the year	—	—	—
Balance at December 31, 2014	29,990	32,026	62,016
Changes in goodwill during the year	—	—	—
Balance at December 31, 2015	$29,990	$32,026	$62,016
Olefins Segment Goodwill
The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2016 to 2024, to reflect the cyclicality of the Company's olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.

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
Vinyls Segment Goodwill
The fair value of the pipe and foundation building products business, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2015 to 2023, to reflect the cyclicality of the North American housing and construction markets as the Company's pipe and foundation building products business is significantly influenced by said markets. The forecast was based on historical results and estimates by management, including its strategic and operational plans, and assumed a gradual increase in financial performance based on a housing market recovery in the United States. The future cash flows were discounted to present value using a discount rate of 11.5%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the reporting unit decreased by 10%, the carrying value of the reporting unit would not exceed its fair value.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following at December 31:

	2015	2014
Accounts payable	$229,219	$261,062
Notes payable to banks	6,110	—
Accounts and notes payable	$235,329	$261,062
8. Long-Term Debt
Long-term debt consists of the following at December 31:

	2015	2014
3.60% senior notes due 2022	$249,226	$249,108
6 ½% senior notes due 2029	100,000	100,000
6 ¾% senior notes due 2032	250,000	250,000
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	89,000
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	65,000
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889
Long-term debt, net	$764,115	$763,997
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

At December 31, 2015, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of December 31, 2015, the Company had outstanding letters of credit totaling $30,098 and borrowing availability of $320,843 under the revolving credit facility.
The Company's revolving credit facility generally restricts the Company's ability to make distributions unless, on a pro forma basis after giving effect to the distribution, the borrowing availability under the facility equals or exceeds the greater of (1) 20% of the commitments under the facility and (2) $80,000; or the borrowing availability under the facility equals or exceeds the greater of (1) 15% of the commitments under the facility and (2) $60,000, and the Company's fixed charge coverage ratio is at least 1.0:1. However, the Company may make specified distributions up to an aggregate of $82,700 in 2016, to be increased by 5% in each fiscal year thereafter, on an aggregate basis, for each fiscal year.
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
In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032 and the 6 ½% GO Zone Senior Notes Due 2035 (collectively, and including the 6 ½% IKE Zone Senior Notes Due 2035, the "Senior Notes") in excess of $5,000 are guarantors of the bonds. As of December 31, 2015, the Company had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% bonds due 2035.
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
In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 6 ½% IKE Zone Senior Notes Due 2035 are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 ½% IKE Zone Senior Notes Due 2035. As of December 31, 2015, the Company had drawn all the proceeds from the 6 ½% IKE Zone Senior Notes Due 2035.
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
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2015 and 2014 was 0.07% and 0.05%, respectively.
As of December 31, 2015, the Company was in compliance with all of the covenants with respect to the 3.60% Notes Due 2022, the Senior Notes, the waste disposal revenue bonds and its revolving credit facility.
The weighted average interest rate on all long-term debt was 5.5% at December 31, 2015 and 2014.
As of December 31, 2015, the Company had no maturities of long-term debt until 2022.
9. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $91,551, $77,656 and $55,236 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
On February 14, 2014, the Company's Board of Directors authorized a two-for-one split of the Company's common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. The total number of authorized common stock shares and associated par value were unchanged by this stock split. All share amounts and per share data included in the accompanying consolidated financial statements and related notes for the year ended December 31, 2013 has been restated to reflect the effect of the stock split.
In 2014, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, par value $0.01 per share. The Company issued 134,663,244 and 134,679,064 shares of common stock as of December 31, 2015 and 2014, respectively.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company's common stock totaling $100,000 (the "2011 Program"). As of March 31, 2015, the Company had repurchased 1,944,161 shares of its common stock for an aggregate purchase price of approximately $100,000 under the 2011 Program, the full amount of the 2011 Program. In November 2014, the Company's Board of Directors approved a new $250,000 share repurchase program (the "2014 Program"). On November 20, 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150,000. The total number of shares repurchased by the Company under the 2014 Program was 2,682,489 for the year ended December 31, 2015. Any shares repurchased under the 2011 and 2014 Programs are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in 2014, the Company began delivering treasury shares to employees and nonemployee directors for options exercised and for the settlement of restricted stock units. The cost of treasury shares delivered was determined using the specific identification method.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2013	$(6,696)	$3,904	$176	$(2,616)
Other comprehensive (loss) income before reclassifications	(17,314)	(60,128)	834	(76,608)
Amounts reclassified from accumulated other comprehensive loss	568	—	(777)	(209)
Net other comprehensive (loss) income for the year	(16,746)	(60,128)	57	(76,817)
Balances at December 31, 2014	(23,442)	(56,224)	233	(79,433)
Other comprehensive income (loss) before reclassifications	12,877	(59,466)	(2,795)	(49,384)
Amounts reclassified from accumulated other comprehensive loss	1,958	—	(2,433)	(475)
Net other comprehensive income (loss) for the year	14,835	(59,466)	(5,228)	(49,859)
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2015	2014	2013
Amortization of pension and other post-retirement items
Prior service costs	(1)	$—	$(347)	$(381)
Net loss	(1)	(2,663)	(577)	(2,331)
Settlement benefits	(1)	(355)	—	—
		(3,018)	(924)	(2,712)
	Provision for income taxes	1,060	356	1,043
		(1,958)	(568)	(1,669)
Net unrealized gains on available-for- sale investments
Realized gain (loss) on available- for-sale investments	Other income (expense), net	3,798	1,212	(19)
	Provision for income taxes	(1,365)	(435)	7
		2,433	777	(12)
Total reclassifications for the period		$475	$209	$(1,681)

______________________________

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, see Note 11.
11. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering all U.S. regular full-time and part-time employees whereby eligible employees may elect to contribute up to 100% of their annual compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches 100% of an employee's contribution up to the first 4% of such employee's compensation. The Company may, at its discretion, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2015, 2014 and 2013, the Company charged approximately $7,594, $6,856 and $6,022, respectively, to expense for these contributions.
Further, within the defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2015, 2014 and 2013, the Company charged approximately $11,715, $8,309 and $6,227, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has various defined contribution plans in Germany, the United Kingdom, Italy and Belgium covering eligible employees of our European operations. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2015 and 2014, the Company charged approximately $1,912 and $416, respectively, to expense for its contributions to these plans.

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
Non-U.S. Plans
The Company has defined benefit pension plans covering current and former employees associated with our European operations. These pension plans are closed to new participants and are for employees in Germany who commenced employment before July 1, 2007. Benefits for employees for these plans are based primarily on employees' pay near retirement. The non-U.S. plans are unfunded as no contributions have been made to the plans and therefore, have no plan assets. The measurement date for these plans is December 31.
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$67,010	$122,701	$57,946	$—
Benefit obligation assumed with acquisition	—	—	—	117,970
Service cost	29	1,661	334	602
Interest cost	2,015	2,110	2,322	1,366
Actuarial (gain) loss	(2,330)	(17,310)	9,165	15,425
Benefits paid	(4,532)	(2,139)	(2,757)	(898)
Foreign exchange effects	—	(12,202)	—	(11,764)
Benefit obligation, end of year	$62,192	$94,821	$67,010	$122,701

Change in plan assets
Fair value of plan assets, beginning of year	$53,415	$—	$49,236	$—
Actual return	(268)	—	2,953	—
Employer contribution	2,148	2,139	3,983	898
Benefits paid	(4,532)	(2,139)	(2,757)	(898)
Fair value of plan assets, end of year	$50,763	$—	$53,415	$—
Funded status, end of year	$(11,429)	$(94,821)	$(13,595)	$(122,701)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent liabilities	$(11,429)	$(94,821)	$(13,595)	$(122,701)
Net amount recognized	$(11,429)	$(94,821)	$(13,595)	$(122,701)

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net loss (gain)	$14,755	$(4,919)	$15,482	$15,425
Foreign exchange effects	—	1,986	—	—
Total before tax (1)	$14,755	$(2,933)	$15,482	$15,425

______________________________

(1)	After-tax totals for pension benefits were $6,812 and $20,315 for 2015 and 2014, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.
In the United States, the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2015 plan year, the funded status for the Company's U.S. pension plans are above 80%, with both plans' funded status above 100%. Accordingly, the Company's U.S. pension plans are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2015		2014
Information for pension plans with an accumulated benefit obligation in excess of plan assets	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$(62,192)	$(94,821)	$(67,010)	$(122,701)
Accumulated benefit obligation	(62,192)	(93,231)	(67,010)	(119,258)
Fair value of plan assets	50,763	—	53,415	—

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$29	$1,661	$334	$602	$1,091
Interest cost	2,015	2,110	2,322	1,366	2,047
Expected return on plan assets	(2,960)	—	(3,140)	—	(2,854)
Net amortization	1,270	1,048	571	—	2,255
Settlement benefits	355	—	—	—	—
Net periodic benefit cost	$709	$4,819	$87	$1,968	$2,539

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$898	$(17,310)	$9,352	$15,425	$(12,468)
Amortization of net loss	(1,270)	(1,048)	(274)	—	(1,958)
Amortization of prior service cost	—	—	(297)	—	(297)
Settlement benefits	(355)	—	—	—	—
Total recognized in OCI	$(727)	$(18,358)	$8,781	$15,425	$(14,723)
Total net periodic benefit cost and OCI	$(18)	$(13,539)	$8,868	$17,393	$(12,184)
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 are expected to be zero and $1,213, respectively.
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.0%	2.4%	3.5%	1.9%	4.5%
Expected return on plan assets	7.0%	—%	7.0%	—%	7.0%
Rate of compensation increase	—%	2.5%	—%	2.5%	4.0%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	3.5%	1.9%	4.5%	2.6%	3.3%
Expected return on plan assets	7.0%	—%	7.0%	—%	7.0%
Rate of compensation increase	—%	2.5%	—%	2.5%	4.0%
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
The Company's overall investment strategy for its U.S. plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 55% of investments for long-term growth and 45% for near-term benefit payments with a diversification of asset types. The Company does not believe that there

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. The pension fund investment policy allows the pension fund trustee a 10% discretionary range in the asset allocation model, with a target of approximately 55% equity securities and 45% fixed income. The Company expects to maintain the 55/45 investment policy for the near future. Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed market stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and corporate bonds of companies from diversified industries. At December 31, 2015, plan assets did not include direct ownership of the Company's common stock.
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
The investments in the bank collective trust funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's U.S. plan assets at December 31, by asset category, are as follows:

	2015		2014
	U.S. Plans		U.S. Plans
	Level 2	Total	Level 2	Total
Bank collective trust funds—Equity securities:
Large-cap index funds (1)	$18,384	$18,384	$19,473	$19,473
Small-cap index funds (2)	4,069	4,069	3,351	3,351
International index funds (3)	8,181	8,181	8,474	8,474
Bank collective trust funds—Fixed income:
Bond index funds (4)	19,624	19,624	21,495	21,495
Short term investment funds	505	505	622	622
	$50,763	$50,763	$53,415	$53,415

______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the United States and Canada). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $900 each for both the salaried and wage pension plans in 2016.
Multi-employer Plans
Non-U.S. Plans
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2015	2014
	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$4,489	$2,295

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

	2015	2014
	U.S. Plans	U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$20,177	$19,958
Service cost	22	22
Interest cost	571	733
Actuarial (gain) loss	(1,848)	989
Benefits paid	(1,107)	(1,525)
Benefit obligation, end of year	$17,815	$20,177

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	1,107	1,525
Benefits paid	(1,107)	(1,525)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(17,815)	$(20,177)

	2015	2014
	U.S. Plans	U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(1,244)	$(1,798)
Noncurrent liabilities	(16,571)	(18,379)
Net amount recognized	$(17,815)	$(20,177)

	2015	2014
	U.S. Plans	U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net loss	$2,978	$5,171
Total before tax (1)	$2,978	$5,171

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

______________________________

(1)	After-tax totals for post-retirement healthcare benefits were $1,795 and $3,127 for 2015 and 2014, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2015	2014	2013
	U.S. Plans	U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$22	$22	$30
Interest cost	571	733	623
Net amortization	345	353	457
Net periodic benefit cost	$938	$1,108	$1,110

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net (gain) loss emerging	$(1,848)	$989	$(501)
Amortization of net loss	(345)	(303)	(373)
Amortization of prior service cost	—	(50)	(84)
Total recognized in OCI	$(2,193)	$636	$(958)
Total net periodic benefit cost and OCI	$(1,255)	$1,744	$152
The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 are expected to be zero and $125, respectively.
The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2015	2014	2013
	U.S. Plans	U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.5%	3.3%	4.0%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate	3.3%	4.0%	3.0%
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$8,159	$1,244
Year 2	7,345	1,408
Year 3	7,901	1,409
Year 4	8,461	1,395
Year 5	7,813	1,363
Years 6 to 10	36,897	6,005
12. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a one to four-year period or (2) at the end of a five to 9.5-year period. Current outstanding restricted stock awards vest on the 9.5-year anniversary of the award date. Outstanding restricted stock units vest either (1) ratably on an annual basis over a three-year period or (2) at the end of a one to six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2015, 2014 and 2013, the total recognized stock-based compensation expense related to the 2013 Plan was $10,196, $9,261 and $6,966, respectively.
Option activity and changes during the year ended December 31, 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,179,402	$24.89
Granted	168,369	67.59
Exercised	(32,308)	32.92
Cancelled	(47,673)	32.64
Outstanding at December 31, 2015	1,267,790	$30.07	5.0	$34,577
Exercisable at December 31, 2015	822,573	$19.08	4.2	$29,376
For options outstanding at December 31, 2015, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$7.12 - $9.65	304,200	2.7
$10.26 - $18.05	349,906	2.6
$22.92 - $30.05	191,292	5.7
$40.38 - $52.35	107,562	7.3
$63.98 - $68.18	314,830	8.7

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised was $1,145, $14,534 and $7,656, respectively.
As of December 31, 2015, $3,755 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years. Income tax benefits of $78, $4,512 and $2,224 were realized from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option's fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Stock Option Grants
	Year Ended December 31,
	2015	2014	2013
Weighted average fair value	$20.21	$20.49	$17.03
Risk-free interest rate	1.7%	1.6%	0.9%
Expected life in years	5	5	5
Expected volatility	34.2%	35.7%	44.5%
Expected dividend yield	0.9%	0.7%	0.6%
Non-vested restricted stock awards as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	205,056	$24.52
Vested	(124,380)	30.17
Forfeited	(15,820)	15.81
Non-vested at December 31, 2015	64,856	$15.81
As of December 31, 2015, there was $119 of unrecognized stock-based compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $8,363, $8,831 and $12,480, respectively.
Non-vested restricted stock unit as of December 31, 2015 and changes during the year ended December 31, 2015 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	422,000	$55.75
Granted	100,258	65.77
Vested	(12,277)	61.08
Forfeited	(11,109)	56.82
Non-vested at December 31, 2015	498,872	$57.61
As of December 31, 2015, there was $14,925 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $725, $371 and $14, respectively.
Westlake Chemical Partners LP Awards
Our wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("WLKPGP"), maintains a unit-based compensation plan for directors and employees of WLKPGP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2015 and 2014.
13. Derivative Commodity Instruments
Commodity Risk Management
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. The Company does not use derivative instruments to engage in speculative activities.
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the consolidated statement of operations for the year ended December 31, 2013. The Company had no derivative instruments that were designated as fair value hedges during the years ended December 31, 2015 and 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.
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
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2015	2014
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$3,465	$3,145
Commodity forward contracts	Deferred charges and other assets, net	2,088	—
Total asset derivatives		$5,553	$3,145

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2015	2014
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$9,325	$6,549
Commodity forward contracts	Other liabilities	12,437	3,559
Total liability derivatives		$21,762	$10,108

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Company's consolidated statement of operations. There was no material ineffectiveness with regard to the Company's qualifying hedges for the year ended December 31, 2013. The Company had no derivative instruments that were designated as fair value hedges during the years ended December 31, 2015 and 2014.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2013
Commodity forward contracts	Cost of sales	$(303)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2013
Firm commitment designated as the hedged item	Cost of sales	$143
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2015	2014	2013
Commodity forward contracts	Gross profit	$(11,395)	$(9,678)	$5,438
See Note 14 for the fair value of the Company's derivative instruments.
Disclosure about Offsetting Asset and Liability Derivatives
Certain of the Company's derivative instruments are executed under an International Swaps and Derivatives Association ("ISDA") Master Agreement, which permits the Company and a counterparty to aggregate the amounts owed by each party under multiple transactions and replace them with a single net amount payable by one party to the other. The following tables present the Company's derivative assets and derivative liabilities reported on the consolidated balance sheets and derivative assets and derivative liabilities subject to enforceable master netting arrangements.

	Derivative Assets as of December 31,
	2015	2014
Derivative assets subject to enforceable master netting arrangements	$—	$2,333
Derivative assets not subject to enforceable master netting arrangements	462	111
Total derivative assets	$462	$2,444

	December 31, 2015			December 31, 2014
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity forward contracts	$5,091	$(5,091)	$—	$3,034	$(701)	$2,333

	December 31, 2015			December 31, 2014
Derivative Assets by Counterparty	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$—	$—	$—	$2,333	$—	$2,333
Total	$—	$—	$—	$2,333	$—	$2,333

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Derivative Liabilities as of December 31,
	2015	2014
Derivative liabilities subject to enforceable master netting arrangements	$5,803	$1,490
Derivative liabilities not subject to enforceable master netting arrangements	10,868	7,917
Total derivative liabilities	$16,671	$9,407

	December 31, 2015			December 31, 2014
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity forward contracts	$10,894	$(5,091)	$5,803	$2,191	$(701)	$1,490

	December 31, 2015			December 31, 2014
Derivative Liabilities by Counterparty	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$5,564	$—	$5,564	$1,490	$—	$1,490
Counterparty B	239	—	239	—	—	—
Total	$5,803	$—	$5,803	$1,490	$—	$1,490
14. Fair Value Measurements
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

	2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,553	$—	$5,553
Risk management liabilities—Commodity forward contracts	(11,648)	(10,114)	(21,762)
Marketable securities
Available-for-sale securities	48,081	520,144	568,225

	2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$3,143	$2	$3,145
Risk management liabilities—Commodity forward contracts	—	(10,108)	(10,108)
Marketable securities
Available-for-sale securities	15,414	—	15,414
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2015 and 2014.
In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2015 and 2014 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$249,226	$244,828	$249,108	$248,630
6 ½% senior notes due 2029	100,000	117,153	100,000	116,384
6 ¾% senior notes due 2032	250,000	268,490	250,000	285,545
6 ½% GO Zone Senior Notes Due 2035	89,000	106,491	89,000	106,504
6 ½% IKE Zone Senior Notes Due 2035	65,000	76,741	65,000	77,784
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
15. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$880,044	$1,102,101	$944,378
Foreign	83,397	(18,183)	(2,206)
	$963,441	$1,083,918	$942,172
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$225,617	$300,610	$215,903
State	23,966	37,351	22,249
Foreign	9,029	1,974	(137)
	258,612	339,935	238,015
Deferred
Federal	29,820	40,950	94,471
State	2,807	22,714	(556)
Foreign	7,157	(4,697)	(183)
	39,784	58,967	93,732
Total provision	$298,396	$398,902	$331,747

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2015	2014	2013
Provision for federal income tax, at statutory rate	$337,204	$379,371	$329,760
State income tax provision, net of federal income tax effect	17,403	40,012	14,364
Foreign income tax rate differential	(13,002)	3,640	519
Manufacturing deduction	(24,185)	(24,465)	(16,275)
Contingent tax liability	—	(1,626)	(404)
Noncontrolling interests	(6,662)	(2,255)	—
Other, net	(12,362)	4,225	3,783
	$298,396	$398,902	$331,747
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2015	2014
Net operating loss carryforward	$17,679	$18,200
Credit carryforward	746	694
Accruals	62,204	62,845
Allowance for doubtful accounts	4,617	1,998
Inventories	8,663	11,437
Other	7,747	7,660
Deferred taxes assets—total	101,656	102,834
Property, plant and equipment	(423,381)	(398,683)
Turnaround costs	(1,467)	(2,289)
Basis difference—consolidated partnerships	(200,627)	(194,480)
Deferred tax liabilities—total	(625,475)	(595,452)
Valuation allowance	(16,345)	(11,011)
Total net deferred tax liabilities	$(540,164)	$(503,629)

Balance sheet classifications
Current deferred tax asset	$35,439	$32,437
Noncurrent deferred tax liability	(575,603)	(536,066)
Total net deferred tax liabilities	$(540,164)	$(503,629)
At December 31, 2015, the Company had foreign and state net operating loss carryforwards of approximately $267,192, which will expire in varying amounts between 2016 and 2035 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a net operating loss valuation allowance has been recorded. The valuation allowance increased by $5,334 in 2015 due to the creation of additional state and foreign net operating loss carryforwards.
We do not consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015 and 2014 to be permanently reinvested and, accordingly, all required income tax consequences have been considered on such income in accordance with current applicable rules.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The gross unrecognized tax benefits at December 31 are as follows:

	2015	2014
Beginning balance	$—	$2,501
Reductions due to statutes of limitations expiring	—	(2,501)
Ending balance	$—	$—
There were no unrecognized tax benefits as of December 31, 2015 and 2014. The Company recognized gross unrecognized tax benefits of $2,501 during the year ended December 31, 2014. The effective income tax rate impact in 2014 was immaterial. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.
16. Earnings per Share
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

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Westlake Chemical Corporation	$646,010	$678,523	$610,425
Less:
Net income attributable to participating securities	(2,825)	(1,502)	(2,562)
Net income attributable to common shareholders	$643,185	$677,021	$607,863
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares—basic (1)	131,823,707	133,111,230	133,224,256
Plus incremental shares from:
Assumed exercise of options (1)	478,105	532,184	554,994
Weighted average common shares—diluted (1)	132,301,812	133,643,414	133,779,250

Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$4.88	$5.09	$4.57
Diluted	$4.86	$5.07	$4.55

______________________________

(1)	Share amounts and per share data for the year ended December 31, 2013 have been restated to reflect the effect of a two-for-one stock split on March 18, 2014. See Note 9 for additional information.
Excluded from the computation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are options to purchase 301,969, 126,091 and 119,452 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

17. Supplemental Information
Accrued Liabilities
Accrued liabilities were $287,313 and $276,118 at December 31, 2015 and 2014, respectively. Accrued rebates and accrued incentive compensation, which are components of accrued liabilities, were $46,460 and $41,168 at December 31, 2015, respectively, and $49,900 and $37,626 at December 31, 2014, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $150,961 and $174,859 at December 31, 2015 and 2014, respectively. Non-current pension obligation, which is a component of other liabilities, was $106,250 and $136,296 at December 31, 2015 and 2014, respectively. No other component of other liabilities was more than five percent of total liabilities.
Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2015	2014	2013
Interest income	$6,034	$3,468	$3,086
Dividend income	3,559	532	—
Foreign exchange currency gains (losses), net (1)	1,828	(7,382)	(1,375)
Income from equity method investments	6,242	5,883	4,914
Impairment of equity method investments	(4,925)	(6,747)	—
Gain on acquisition and related expenses, net	20,430	—	—
Gains (losses) from sales of securities, net	3,798	1,212	(19)
Other	1,304	313	184
Other income (expense), net	$38,270	$(2,721)	$6,790

______________________________

(1)	Aggregate foreign exchange currency gains and losses included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.
Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
Cash paid for:
Interest paid, net of interest capitalized	$31,946	$35,336	$16,426
Income taxes paid	314,186	314,745	251,599
Supplemental Noncash Investing Activities
In conjunction with the acquisitions discussed in Note 21, liabilities assumed consist of the following:

	Year Ended December 31,
	2015	2014
Fair value of assets acquired	$44,013	$961,823
Fair value of investment before business combination, net of preexisting balances	(10,352)	—
Noncontrolling interest acquired	(1,597)	—
Cash paid	(5,518)	(736,224)
Liabilities assumed	$26,546	$225,599

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

18. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the years ended December 31, 2015, 2014 and 2013, the Company incurred lease payments of approximately $2,148, $2,001 and $1,614, respectively. The amount payable to this affiliate was $196 and $179 at December 31, 2015 and 2014, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. For the years ended December 31, 2015, 2014 and 2013, the Company incurred pipeline fees of approximately $14,110, $14,206 and $13,328, respectively, payable to this joint venture for usage of the pipeline. The amount payable to this joint venture was $991 at December 31, 2015. There were no outstanding amounts due to this joint venture at December 31, 2014.
EPS Ethylene Pipeline Süd GmbH & Co. KG, an ethylene pipeline company in which the Company owns a 10% equity stake, transports ethylene feedstocks to the Company's Gendorf, Germany production facility through its pipeline. For the years ended December 31, 2015 and 2014, the Company incurred pipeline fees of approximately $1,022 and $548, respectively, for usage of the pipeline. There were no outstanding amounts due to this related party at December 31, 2015. The amount payable to this related party was $12 at December 31, 2014.
The Company owns a 15% and an 11% equity stake in InfraServ Knapsack GmbH & Co. KG and InfraServ Gendorf GmbH & Co. KG, respectively. The Company has service agreements with these entities, including contracts to provide electricity and technical services to certain of the Company's production facilities in Germany. For the years ended December 31, 2015 and 2014, the Company incurred charges aggregating approximately $115,961 and $55,400, respectively, for these services. The amounts payable to these related parties were $22,931 and $14,161 at December 31, 2015 and 2014, respectively.
Dividends received from equity method investments were $5,610, $5,459 and $5,114 for the years ended December 31, 2015, 2014 and 2013, respectively.
One of our directors serves as Chairman and Chief Executive Officer of American Air Liquide Holdings, Inc. and as a Senior Vice President of the Air Liquide Group. The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. ("Air Liquide") aggregating approximately $10,345, $13,862 and $16,407 for the years ended December 31, 2015, 2014 and 2013, respectively. The amount payable to Air Liquide was $762 at December 31, 2015. There were no outstanding amounts due to Air Liquide at December 31, 2014.
19. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. For the year ended December 31, 2015, the Company recognized approximately $7,809 as a partial insurance recovery related to business interruption costs, primarily for additional costs incurred to procure the necessary feedstock and other costs as a result of the fire at the third-party facility. The partial insurance recovery is included in cost of sales in the consolidated statement of operations.
20. Westlake Chemical Partners LP
Westlake Partners is a publicly traded master limited partnership that was formed by the Company to operate, acquire and develop facilities for the processing of natural gas liquids and related assets.
Initial Public Offering of Westlake Partners
On August 4, 2014, Westlake Partners completed its initial public offering of 12,937,500 common units at a price of $24.00 per unit, which included 1,687,500 units purchased by the underwriters pursuant to the exercise in full of their over-allotment option. Net proceeds to Westlake Partners from the sale of the units was approximately $286,088, net of underwriting discounts, structuring fees and offering expenses (the "Offering Costs") of approximately $24,412. At the time of the initial public offering, Westlake Partners' assets consisted of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. At the time of the initial public offering, the Company retained an 89.4% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. The Company consolidates Westlake Partners

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

for financial reporting purposes as the Company has a controlling financial interest. The initial public offering represented the sale of 47.8% of the common units in Westlake Partners. OpCo used the net proceeds from the purchase of its limited partner interest to establish a cash reserve of approximately $55,419 for turnaround expenditures, to reimburse approximately $151,729 for capital expenditures incurred by the Company with respect to certain of the assets contributed to OpCo and to repay intercompany debt to the Company of approximately $78,940.
The following table is a reconciliation of proceeds from the initial public offering:

Total proceeds from the initial public offering	$310,500
Less: Offering Costs	(24,412)
Net proceeds from the initial public offering	286,088
Less: Cash retained by OpCo	(55,419)
Net proceeds distributed to the Company from the initial public offering	$230,669
21. Acquisitions
Suzhou Huasu Plastics Co., Ltd.
On June 1, 2015, the Company acquired an additional 35.7% equity interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu") from INEOS Chlor Vinyls Holdings B.V., increasing its interest in Huasu to 95.0%. Huasu is a polyvinyl chloride ("PVC") joint venture based near Shanghai, in the People's Republic of China and has a combined annual capacity of 300 million pounds of PVC resin and 145 million pounds of PVC film and sheet.
Prior to the acquisition of this 35.7% interest, the Company owned a 59.3% interest in Huasu. The Company accounted for the investment using the equity method of accounting because Huasu did not meet the definition of a variable interest entity and because contractual arrangements giving certain substantive participatory rights to minority shareholders prevented the Company from exercising a controlling financial interest over Huasu. As a result of the Company obtaining control over Huasu, the Company's 59.3% interest was remeasured to fair value, resulting in a loss of $1,505, which is included in other income (expense), net in the consolidated statement of operations.
The closing date purchase price of $5,518 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The transaction resulted in a bargain purchase acquisition-date gain of $22,550 and is recognized in other income (expense), net in the consolidated statement of operations. The Company believes there are several factors that contributed to this transaction resulting in a bargain purchase acquisition-date gain, including the slowdown in the growth of, and current weakness in, the Chinese economy. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment. Huasu's net sales and earnings included in the consolidated statement of operations since the acquisition date have not been presented separately as they are not material to the Company's consolidated statement of operations for the year ended December 31, 2015. The acquisition-related costs recognized in the consolidated statement of operations for the year ended December 31, 2015 are not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2015 and 2014.
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

______________________________

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
Vinnolit Holdings GmbH and Subsidiary Companies
On July 31, 2014, the Company acquired all the equity interests in German-based Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit") from several entities associated with Advent International Corporation (the "Sellers"). Vinnolit is headquartered in Ismaning, Germany and is an integrated global leader in specialty PVC resins, with a combined annual capacity of 1.7 billion pounds of PVC, including specialty paste and suspension grades, 1.5 billion pounds of vinyl chloride monomer ("VCM") and 1.0 billion pounds of caustic soda. The Vinnolit acquisition included six production facilities located in Burghausen, Gendorf, Cologne, Knapsack and Schkopau in Germany and Hillhouse in the United Kingdom. The Company also acquired Vinnolit's technical centers, including a research and development facility in Gendorf and an applications laboratory in Burghausen. The Company's management believes that this strategic acquisition will enhance its strategy of integration and expansion into new markets and specialty products, in addition to growing the Company's global presence with a footprint in Europe and surrounding markets.
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
For the year ended December 31, 2014, the Company recognized $13,427 of transaction-related costs. These costs are included in general and administrative expenses and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2014. The transaction-related costs included in other income (expense), net pertained to losses incurred on forward foreign exchange contracts for the purchase consideration of Vinnolit.
The following table summarizes the purchase consideration transferred and the fair value of identified assets acquired and liabilities assumed at the date of acquisition. As the fair value of the net assets acquired equals consideration paid, no goodwill was recorded.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Fair value of consideration transferred:
Cash paid to Sellers	$309,619
Cash deposited in escrow (1)	13,390
Retirement of long-term debt as of July 31, 2014, on behalf of the Sellers (2)	413,215
Total purchase consideration	$736,224

Allocation of consideration transferred to net assets acquired:
Cash	$125,137
Working capital, excluding inventory and cash (3)	15,373
Inventories (4)	114,961
Property, plant and equipment	469,484
Investments	51,552
Other assets (5)	76,828
Intangible assets:
Trademarks and trade name (weighted average life of 20 years)	40,170
Developed technologies (weighted average life of 20 years)	31,600
Other intangibles (weighted average life of 9.4 years)	1,422
Deferred income tax asset—current	7,909
Deferred income tax asset—non-current	27,387
Pension obligation	(117,970)
Other long-term liabilities	(10,723)
Power purchase agreement liability (6)	(10,826)
Deferred income tax liability—current	(6,845)
Deferred income tax liability—non-current	(79,235)
Total identifiable net assets	736,224
Goodwill (7)	—
Consideration transferred	$736,224

______________________________

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

(7)	As the fair value of the net assets acquired equals consideration paid, no goodwill was recorded.

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
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,210, $2,805 and $3,284 for the years ended December 31, 2015, 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, the Company is seeking certain insurance documents from PolyOne.
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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Company's assets for various air compliance issues. The Company is working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. The Company has reached a verbal agreement with the LDEQ to settle certain of the NOVs in two separate settlements for a combined $192 in civil penalties. The Company does not believe that any settlements for the remaining NOVs will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms and, in certain leases, purchase options. At December 31, 2015, future minimum lease commitments for operating lease obligations and capital lease obligations were as follows:

	Operating Leases	Capital Leases
2016	$43,200	$245
2017	42,293	245
2018	35,119	245
2019	29,164	245
2020	24,124	245
Thereafter	582,327	779
Total minimum lease payments	$756,227	$2,004
Less: Imputed interest costs		(519)
Present value of net minimum lease payments		$1,485
Operating lease rental expense was approximately $69,455, $56,014 and $45,361 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. Unrecorded unconditional purchase obligations for the next five years are as follows: $184,581, $194,434, $176,230, $149,194 and $141,352 in 2016, 2017, 2018, 2019 and 2020, respectively.
23. Segment and Geographic Information
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
The majority of sales in the Company's Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2015, 2014 or 2013.
The Company's Vinyls segment manufactures and markets PVC, VCM, EDC, chlorine, caustic soda and ethylene. The Company also manufactures and sells products fabricated from PVC that the Company produces, including pipe, fittings, profiles, foundation building products, fence and deck components, window and door components and film and sheet products. The Company's main North American chemical manufacturing facilities are located in Calvert City and Geismar, Louisiana. The Company also has five manufacturing sites in Germany, one manufacturing site in the United Kingdom and one manufacturing site in the People's Republic of China.
As of December 31, 2015, the Company owned 11 building products plants. The Company uses its chlorine, VCM and PVC production to manufacture its building products. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2015, 2014 or 2013.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Year Ended December 31,
	2015	2014	2013
Net external sales
Olefins
Polyethylene	$1,650,964	$1,922,535	$1,750,292
Styrene, feedstock and other	609,149	801,155	803,377
Total olefins	2,260,113	2,723,690	2,553,669
Vinyls
PVC, caustic soda and other	1,718,359	1,203,332	800,658
Building products	484,864	488,328	405,157
Total vinyls	2,203,223	1,691,660	1,205,815
	$4,463,336	$4,415,350	$3,759,484

Intersegment sales
Olefins	$106,861	$146,539	$320,909
Vinyls	1,493	1,385	1,502
	$108,354	$147,924	$322,411

Income (loss) from operations
Olefins	$747,436	$1,013,825	$833,249
Vinyls	254,452	142,740	154,684
Corporate and other	(42,061)	(32,574)	(34,469)
	$959,827	$1,123,991	$953,464

Depreciation and amortization
Olefins	$110,684	$106,244	$102,938
Vinyls	134,546	101,666	54,371
Corporate and other	527	576	499
	$245,757	$208,486	$157,808

Other income (expense), net
Olefins	$4,656	$6,102	$7,410
Vinyls	8,540	2,680	(1,858)
Corporate and other	25,074	(11,503)	1,238
	$38,270	$(2,721)	$6,790

Provision for (benefit from) income taxes
Olefins	$242,516	$354,159	$288,214
Vinyls	64,456	52,249	48,296
Corporate and other	(8,576)	(7,506)	(4,763)
	$298,396	$398,902	$331,747

Capital expenditures
Olefins	$304,873	$188,729	$145,542
Vinyls	176,582	237,992	531,939
Corporate and other	9,971	4,383	1,741
	$491,426	$431,104	$679,222

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2015	December 31, 2014
Total assets
Olefins	$1,869,888	$1,785,895
Vinyls	2,638,833	2,618,646
Corporate and other	1,066,531	809,449
	$5,575,252	$5,213,990
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Income from operations for reportable segments	$959,827	$1,123,991	$953,464
Interest expense	(34,656)	(37,352)	(18,082)
Other income (expense), net	38,270	(2,721)	6,790
Income before income taxes	$963,441	$1,083,918	$942,172
Geographic Information

	Year Ended December 31,
	2015	2014	2013
Sales to external customers (1)
United States	$3,133,395	$3,596,091	$3,404,378
Foreign
Germany	394,459	198,921	3,942
Canada	195,790	217,567	214,162
Switzerland	106,750	89,214	54,637
Italy	90,237	36,823	55
France	58,727	27,521	8,207
Other	483,978	249,213	74,103
	$4,463,336	$4,415,350	$3,759,484

	December 31, 2015	December 31, 2014
Long-lived assets
United States	$2,588,366	$2,319,572
Foreign
Germany	379,262	417,702
Other	36,439	20,283
	$3,004,067	$2,757,557

______________________________

(1)	Revenues are attributed to countries based on location of customer.
24. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

25. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Except for OpCo, which is less than 100% owned, each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). See Note 20 regarding Westlake Partners' 10.6% limited partnership interest in OpCo. The initial public offering of Westlake Partners resulted in OpCo ceasing to be a 100% owned subsidiary of the Company. OpCo has been presented as a less than 100% owned guarantor subsidiary in each of the tables below, including for periods prior to the initial public offering of Westlake Partners. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, OpCo and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$303,131	$6,828	$163,430	$189,136	$—	$662,525
Marketable securities	520,144	—	—	—	—	520,144
Accounts receivable, net	10,943	2,183,276	51,582	113,321	(1,850,590)	508,532
Inventories	—	326,588	3,879	103,593	—	434,060
Prepaid expenses and other current assets	2,201	12,166	267	2,734	(2,879)	14,489
Deferred income taxes	702	32,787	—	1,950	—	35,439
Total current assets	837,121	2,561,645	219,158	410,734	(1,853,469)	2,175,189
Property, plant and equipment, net	—	1,567,897	1,020,469	415,701	—	3,004,067
Equity investments	4,991,167	1,207,679	—	469,915	(6,659,553)	9,208
Other assets, net	17,896	450,428	44,157	129,539	(255,232)	386,788
Total assets	$5,846,184	$5,787,649	$1,283,784	$1,425,889	$(8,768,254)	$5,575,252
Current liabilities
Accounts and notes payable	$1,817,963	$121,820	$33,901	$87,510	$(1,825,865)	$235,329
Accrued liabilities	9,117	195,785	21,873	88,142	(27,604)	287,313
Total current liabilities	1,827,080	317,605	55,774	175,652	(1,853,469)	522,642
Long-term debt	753,226	10,889	248,665	—	(248,665)	764,115
Deferred income taxes	—	532,837	1,392	47,941	(6,567)	575,603
Other liabilities	—	49,334	—	101,627	—	150,961
Total liabilities	2,580,306	910,665	305,831	325,220	(2,108,701)	2,013,321
Total Westlake Chemical Corporation stockholders' equity	3,265,878	4,876,984	977,953	804,616	(6,659,553)	3,265,878
Noncontrolling interests	—	—	—	296,053	—	296,053
Total equity	3,265,878	4,876,984	977,953	1,100,669	(6,659,553)	3,561,931
Total liabilities and equity	$5,846,184	$5,787,649	$1,283,784	$1,425,889	$(8,768,254)	$5,575,252

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,660,393	$1,007,221	$1,039,165	$(1,243,443)	$4,463,336
Cost of sales	—	2,944,420	624,339	933,007	(1,223,621)	3,278,145
Gross profit	—	715,973	382,882	106,158	(19,822)	1,185,191
Selling, general and administrative expenses	2,478	167,431	20,138	55,139	(19,822)	225,364
(Loss) income from operations	(2,478)	548,542	362,744	51,019	—	959,827
Interest expense	(42,197)	(10)	(2,691)	(521)	10,763	(34,656)
Other income (expense), net	19,614	1,033	(63)	28,449	(10,763)	38,270
(Loss) income before income taxes	(25,061)	549,565	359,990	78,947	—	963,441
(Benefit from) provision for income taxes	(7,237)	288,329	672	16,632	—	298,396
Equity in net income of subsidiaries	663,834	314,026	—	45,292	(1,023,152)	—
Net income	646,010	575,262	359,318	107,607	(1,023,152)	665,045
Net income attributable to noncontrolling interests	—	—	—	19,035	—	19,035
Net income attributable to Westlake Chemical Corporation	$646,010	$575,262	$359,318	$88,572	$(1,023,152)	$646,010
Comprehensive income attributable to Westlake Chemical Corporation	$596,151	$572,731	$359,318	$42,143	$(974,192)	$596,151

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$646,010	$575,262	$359,318	$107,607	$(1,023,152)	$665,045
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	2,004	124,897	81,210	39,650	—	247,761
Deferred income taxes	(285)	33,369	(456)	7,156	—	39,784
Net changes in working capital and other	(660,777)	(368,494)	19,175	113,190	1,023,152	126,246
Net cash (used for) provided by operating activities	(13,048)	365,034	459,247	267,603	—	1,078,836
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(215,405)	(231,185)	(44,836)	—	(491,426)
Proceeds from disposition of assets	—	18	—	31	—	49
Proceeds from disposition of equity method investment	—	27,865	—	—	—	27,865
Proceeds from sales and maturities of securities	48,900	—	—	—	—	48,900
Purchase of securities	(556,211)	(48,887)	—	—	—	(605,098)
Settlements of derivative instruments	—	(2,248)	—	—	—	(2,248)
Net cash used for investing activities	(507,311)	(238,657)	(231,185)	(29,023)	—	(1,006,176)
Cash flows from financing activities
Intercompany financing	418,844	(585,007)	156,368	9,795	—	—
Intercompany financing—OpCo	—	135,341	(135,341)	—	—	—
Dividends paid	(91,551)	—	—	—	—	(91,551)
Distributions paid	—	327,060	(352,545)	10,629	—	(14,856)
Purchase of limited partner interests	—	—	135,341	(135,341)	—	—
Proceeds from exercise of stock options	1,063	—	—	—	—	1,063
Proceeds from issuance of notes payable	—	—	—	52,960	—	52,960
Repayment of notes payable	—	—	—	(73,615)	—	(73,615)
Repurchase of common stock for treasury	(162,459)	—	—	—	—	(162,459)
Windfall tax benefits from share-based payment arrangements	1,646	—	—	—	—	1,646
Net cash provided by (used for) financing activities	$167,543	$(122,606)	$(196,177)	$(135,572)	$—	$(286,812)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$(3,924)	$—	$(3,924)
Net (decrease) increase in cash and cash equivalents	(352,816)	3,771	31,885	99,084	—	(218,076)
Cash and cash equivalents at beginning of the year	655,947	3,057	131,545	90,052	—	880,601
Cash and cash equivalents at end of the year	$303,131	$6,828	$163,430	$189,136	$—	$662,525

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$678,523	$708,940	$512,206	$(2,832)	$(1,211,821)	$685,016
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,673	111,389	77,611	19,486	—	210,159
Deferred income taxes	(288)	55,344	8,608	(4,697)	—	58,967
Net changes in working capital and other	(706,043)	(1,077,982)	4,879	645,559	1,211,821	78,234
Net cash (used for) provided by operating activities	(26,135)	(202,309)	603,304	657,516	—	1,032,376
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	(611,087)	—	(611,087)
Additions to property, plant and equipment	—	(209,111)	(202,823)	(19,170)	—	(431,104)
Proceeds from disposition of assets	—	180	—	1	—	181
Proceeds from repayment of loan acquired	—	—	—	45,923	—	45,923
Proceeds from sales and maturities of securities	342,045	—	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	—	(117,332)
Settlements of derivative instruments	—	(1,698)	(133)	—	—	(1,831)
Net cash provided by (used for) investing activities	224,713	(210,629)	(202,956)	(584,333)	—	(773,205)
Cash flows from financing activities
Intercompany financing	155,665	(244,122)	102,702	(14,245)	—	—
Net distributions prior to Westlake Partners initial public offering	—	448,101	(448,101)	—	—	—
Capitalized debt issuance costs	(1,186)	—	—	—	—	(1,186)
Dividends paid	(77,656)	151,729	(151,729)	—	—	(77,656)
Distributions paid	—	54,060	(57,763)	1,499	—	(2,204)
Net proceeds from issuance of Westlake Partners common units	—	—	—	286,088	—	286,088
Purchase of limited partner interests	—	—	286,088	(286,088)	—	—
Proceeds from exercise of stock options	5,524	—	—	—	—	5,524
Repurchase of common stock for treasury	(52,630)	—	—	—	—	(52,630)
Windfall tax benefits from share-based payment arrangements	6,704	—	—	—	—	6,704
Net cash provided by (used for) financing activities	$36,421	$409,768	$(268,803)	$(12,746)	$—	$164,640

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$—	$(4,511)	$—	$(4,511)
Net increase (decrease) in cash and cash equivalents	234,999	(3,170)	131,545	55,926	—	419,300
Cash and cash equivalents at beginning of the year	420,948	6,227	—	34,126	—	461,301
Cash and cash equivalents at end of the year	$655,947	$3,057	$131,545	$90,052	$—	$880,601

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2013

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$610,425	$619,653	$546,546	$(2,899)	$(1,163,300)	$610,425
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	1,459	81,897	73,463	2,448	—	159,267
Deferred income taxes	74	56,787	37,054	(183)	—	93,732
Net changes in working capital and other	(622,194)	(607,033)	(54,554)	9,786	1,163,300	(110,695)
Net cash (used for) provided by operating activities	(10,236)	151,304	602,509	9,152	—	752,729
Cash flows from investing activities
Acquisition of business	—	(178,309)	—	—	—	(178,309)
Additions to equity investments	—	(23,338)	—	—	—	(23,338)
Additions to property, plant and equipment	—	(453,538)	(223,130)	(2,554)	—	(679,222)
Construction of assets pending sale-leaseback	—	(136)	—	—	—	(136)
Proceeds from disposition of assets	—	75	—	76	—	151
Proceeds from repayment of loan to affiliate	—	—	—	167	—	167
Proceeds from sales and maturities of securities	252,519	—	—	—	—	252,519
Purchase of securities	(367,150)	—	—	—	—	(367,150)
Settlements of derivative instruments	—	—	(6,920)	—	—	(6,920)
Net cash used for investing activities	(114,631)	(655,246)	(230,050)	(2,311)	—	(1,002,238)
Cash flows from financing activities
Intercompany financing	(128,798)	(100,330)	231,067	(1,939)	—	—
Net distributions prior to Westlake Partners initial public offering	—	603,526	(603,526)	—	—	—
Dividends paid	(55,236)	—	—	—	—	(55,236)
Proceeds from exercise of stock options	3,437	—	—	—	—	3,437
Repurchase of common stock for treasury	(32,918)	—	—	—	—	(32,918)
Windfall tax benefits from share-based payment arrangements	5,449	—	—	—	—	5,449
Net cash (used for) provided by financing activities	$(208,066)	$503,196	$(372,459)	$(1,939)	$—	$(79,268)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (decrease) increase in cash and cash equivalents	$(332,933)	$(746)	$—	$4,902	$—	$(328,777)
Cash and cash equivalents at beginning of the year	753,881	6,973	—	29,224	—	790,078
Cash and cash equivalents at end of the year	$420,948	$6,227	$—	$34,126	$—	$461,301

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

26. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$1,103,531	$1,185,002	$1,188,037	$986,766
Gross profit	284,546	353,181	311,276	236,188
Income from operations	229,280	295,374	254,028	181,145
Net income attributable to Westlake Chemical Corporation	146,342	205,095	183,604	110,969
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$1.10	$1.55	$1.39	$0.85
Diluted	$1.10	$1.54	$1.39	$0.84

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$1,027,676	$998,576	$1,253,227	$1,135,871
Gross profit	287,010	305,971	361,520	362,849
Income from operations	248,055	266,788	306,761	302,387
Net income attributable to Westlake Chemical Corporation	158,032	169,443	167,757	183,291
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$1.18	$1.27	$1.26	$1.38
Diluted	$1.18	$1.26	$1.25	$1.37

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 45 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report that appears on page 46 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2015.

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

Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2015	$13,468	$956	$(329)	$14,095
2014	11,741	301	1,426	13,468
2013	11,172	5,514	(4,945)	11,741

______________________________

(1)	Primarily accounts receivable written off during the period.

(a)(3)	Exhibits

Exhibit No.	Exhibit

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

10.8
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1 filed on June 30, 2014, File No. 1-36567).

Exhibit No.	Exhibit

10.9
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567).

10.10+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.11+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.12+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.13+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.14+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.15+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.16+
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.17+
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.18+
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

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

WESTLAKE CHEMICAL CORPORATION

Date:	February 24, 2016	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2016
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 24, 2016
James Chao

/S/ ALBERT CHAO	Director	February 24, 2016
Albert Chao

/S/ ROBERT T. BLAKELY	Director	February 24, 2016
Robert T. Blakely

/S/ MICHAEL J. GRAFF	Director	February 24, 2016
Michael J. Graff

/S/ DOROTHY C. JENKINS	Director	February 24, 2016
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 24, 2016
Max L. Lukens

/S/ R. BRUCE NORTHCUTT	Director	February 24, 2016
R. Bruce Northcutt

/S/ H. JOHN RILEY, JR.	Director	February 24, 2016
H. John Riley, Jr.

Exhibit Index

Exhibit No.	Exhibit

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

10.8
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1 filed on June 30, 2014, File No. 1-36567).

Exhibit No.	Exhibit

10.9
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567).

10.10+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.11+	Form of Restricted Stock Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.12+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.13+
Form of Long-Term Cash Performance Award Letter effective as of February 18, 2011 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, File No. 1-32260).

10.14+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.15+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.16+
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.17+
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.18+
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

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