Form 10-Q
period 2016-03-31
WESTLAKE CHEMICAL CORP
filed 2016-05-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 27, 2016 was 130,306,311.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$614,976	$662,525
Marketable securities	525,008	520,144
Accounts receivable, net	549,037	508,532
Inventories	478,656	434,060
Prepaid expenses and other current assets	24,057	14,489
Deferred income taxes	—	35,439
Total current assets	2,191,734	2,175,189
Property, plant and equipment, net	3,114,821	3,004,067
Equity investments	9,431	9,208
Other assets, net
Intangible assets, net	213,508	213,404
Deferred charges and other assets, net	194,907	167,417
Total other assets, net	408,415	380,821
Total assets	$5,724,401	$5,569,285
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$257,384	$235,329
Accrued liabilities	248,777	287,313
Total current liabilities	506,161	522,642
Long-term debt, net	758,300	758,148
Deferred income taxes	609,752	575,603
Other liabilities	145,786	150,961
Total liabilities	2,019,999	2,007,354
Commitments and contingencies (Notes 8 and 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,663,244 shares issued at March 31, 2016 and December 31, 2015	1,347	1,347
Common stock, held in treasury, at cost; 4,372,222 and 4,444,898 shares at March 31, 2016 and December 31, 2015, respectively	(256,459)	(258,312)
Additional paid-in capital	542,886	542,148
Retained earnings	3,209,415	3,109,987
Accumulated other comprehensive loss	(90,663)	(129,292)
Total Westlake Chemical Corporation stockholders' equity	3,406,526	3,265,878
Noncontrolling interests	297,876	296,053
Total equity	3,704,402	3,561,931
Total liabilities and equity	$5,724,401	$5,569,285
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars, except per share data and share amounts)
Net sales	$975,187	$1,103,531
Cost of sales	719,602	818,985
Gross profit	255,585	284,546
Selling, general and administrative expenses	53,309	55,266
Income from operations	202,276	229,280
Other income (expense)
Interest expense	(6,685)	(9,591)
Other income, net	2,645	9,096
Income before income taxes	198,236	228,785
Provision for income taxes	69,300	78,378
Net income	128,936	150,407
Net income attributable to noncontrolling interests	5,808	4,065
Net income attributable to Westlake Chemical Corporation	$123,128	$146,342
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.94	$1.10
Diluted	$0.94	$1.10
Weighted average common shares outstanding:
Basic	130,189,964	132,714,566
Diluted	130,600,514	133,205,306
Dividends per common share	$0.1815	$0.1650
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars)
Net income	$128,936	$150,407
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Amortization of benefits liability	334	652
Income tax provision on pension and other post-retirement benefits liability	(128)	(225)
Foreign currency translation adjustments	22,805	(59,698)
Available-for-sale investments
Unrealized holding gains on investments	24,428	1,626
Reclassification of net realized gains to net income	(52)	—
Income tax provision on available-for-sale investments	(8,758)	(584)
Other comprehensive income (loss)	38,629	(58,229)
Comprehensive income	167,565	92,178
Comprehensive income attributable to noncontrolling interests, net of tax	5,808	4,065
Comprehensive income attributable to Westlake Chemical Corporation	$161,757	$88,113
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$128,936	$150,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	65,714	58,641
Provision for (recovery of) doubtful accounts	148	(9)
Amortization of debt issuance costs	220	501
Stock-based compensation expense	2,303	2,340
Loss from disposition of property, plant and equipment	309	133
Gains from sales of securities	(52)	—
Deferred income taxes	58,637	5,331
Windfall tax benefits from share-based payment arrangements	(266)	(1,701)
Income from equity method investments, net of dividends	(223)	(3,416)
Other losses (gains), net	661	(554)
Changes in operating assets and liabilities
Accounts receivable	(36,324)	18,517
Inventories	(40,878)	35,979
Prepaid expenses and other current assets	(10,791)	(6,202)
Accounts payable	23,752	(3,625)
Accrued liabilities	(54,257)	(59,585)
Other, net	(8,954)	(6,201)
Net cash provided by operating activities	128,935	190,556
Cash flows from investing activities
Additions to property, plant and equipment	(136,328)	(95,822)
Proceeds from disposition of assets	104	—
Proceeds from sales and maturities of securities	26,859	—
Purchase of securities	(36,637)	—
Settlements of derivative instruments	(1,219)	(833)
Net cash used for investing activities	(147,221)	(96,655)
Cash flows from financing activities
Dividends paid	(23,700)	(21,964)
Distributions to noncontrolling interests	(3,985)	(3,558)
Proceeds from exercise of stock options	22	157
Proceeds from issuance of notes payable	2,050	—
Repayment of notes payable	(7,095)	—
Repurchase of common stock for treasury	(679)	(2,000)
Windfall tax benefits from share-based payment arrangements	266	1,701
Net cash used for financing activities	(33,121)	(25,664)
Effect of exchange rate changes on cash and cash equivalents	3,858	(3,189)
Net (decrease) increase in cash and cash equivalents	(47,549)	65,048
Cash and cash equivalents at beginning of period	662,525	880,601
Cash and cash equivalents at end of period	$614,976	$945,649
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2015 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"), filed with the SEC on February 24, 2016. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2015.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015 and the changes in its cash position for the three months ended March 31, 2016 and 2015.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In March 2016, the FASB issued additional authoritative guidance to provide clarification on principal versus agent considerations included within the new revenue recognition standard. The accounting standard (including the clarification guidance issued in March 2016) will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Leases
In February 2016, the FASB issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Stock Compensation
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. The accounting standard is effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard is effective for annual periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
Intangibles—Goodwill and Other—Internal use software
In April 2015, the FASB issued an accounting standards update to provide clarification on accounting for cloud computing arrangements which include a software license. The accounting standard is effective for annual periods beginning after December 15, 2015. The Company adopted this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update on simplifying the presentation of debt issuance costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016. As a result, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $167,417 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance. The adoption of this accounting standard did not have an impact on the Company's results of operations and cash flows.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued an accounting standards update that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance further requires specific disclosure pertaining to the measurement period adjustments. The accounting standard is effective for reporting periods beginning after

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

December 15, 2015. The Company adopted this accounting standard effective January 1, 2016 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The accounting standard is required to be adopted for reporting periods beginning after December 15, 2016; however, early adoption of this standard is permitted. The Company elected to early adopt this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted. The early adoption of this accounting standard did not have an impact on the Company's results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $292,903 and $221,918 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2016 and December 31, 2015, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	March 31, 2016	December 31, 2015
Current	$525,008	$520,144
Non-current	75,114	48,081
Total available-for-sale securities	$600,122	$568,225
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$341,856	$1,411	$(185)	$343,082
U.S. government debt (2)	125,114	425	(9)	125,530
Asset-backed securities	56,289	120	(13)	56,396
Equity securities	60,283	14,927	(96)	75,114
Total available-for-sale securities	$583,542	$16,883	$(303)	$600,122

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

As of March 31, 2016 and December 31, 2015, net unrealized gains (losses) on the Company's available-for-sale securities of $10,623 and $(4,995), respectively, net of income tax expense (benefit) of $5,957 and $(2,801), respectively, were recorded in accumulated other comprehensive loss. See Note 13 for the fair value hierarchy of the Company's available-for-sale securities.
As of March 31, 2016, the corporate bond securities held by the Company had maturities ranging between one month to five years; the U.S. government debt securities held by the Company, excluding U.S. government agency mortgage-backed securities, had maturities ranging between one month to four years; the U.S. government agency mortgage-backed securities held by the Company had maturities of approximately five years; and the asset-backed securities held by the Company had maturities ranging between one month to five years.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statement of cash flows and the gross realized gains and losses included in the consolidated statement of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method. There were no sales or maturities of available-for-sale securities during the three months ended March 31, 2015.

Three Months Ended March 31, 2016
Proceeds from sales and maturities of securities	$26,859
Gross realized gains	61
Gross realized losses	(9)
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2016	December 31, 2015
Trade customers	$465,697	$438,538
Allowance for doubtful accounts	(14,321)	(14,095)
	451,376	424,443
Federal and state taxes	81,255	60,748
Other	16,406	23,341
Accounts receivable, net	$549,037	$508,532

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished products	$298,236	$253,338
Feedstock, additives and chemicals	103,837	106,435
Materials and supplies	76,583	74,287
Inventories	$478,656	$434,060
5. Property, Plant and Equipment
As of March 31, 2016, the Company had property, plant and equipment, net totaling $3,114,821. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $56,041 and $49,658 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $9,770 and $9,361 is included in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at March 31, 2016 and December 31, 2015. Goodwill for the Vinyls segment was $32,026 at March 31, 2016 and December 31, 2015. There were no changes in the carrying amount of goodwill for either operating segment for the three months ended March 31, 2016.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$256,351	$229,219
Notes payable to banks	1,033	6,110
Accounts and notes payable	$257,384	$235,329
8. Long-Term Debt
The Company adopted an accounting standards update to simplify the presentation of debt issuance costs effective January 1, 2016. The standard requires, on a retrospective basis, all costs incurred to issue debt, excluding line-of-credit arrangements, to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. As a result, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $167,417 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Long-term debt consists of the following:

	March 31, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022	$250,000	$(2,147)	$247,853	$250,000	$(2,232)	$247,768
6 ½% senior notes due 2029	100,000	(971)	99,029	100,000	(989)	99,011
6 ¾% senior notes due 2032	250,000	(1,972)	248,028	250,000	(2,002)	247,998
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	(873)	88,127	89,000	(884)	88,116
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	(626)	64,374	65,000	(634)	64,366
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
Long-term debt, net	$764,889	$(6,589)	$758,300	$764,889	$(6,741)	$758,148
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase. At March 31, 2016, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.00% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of March 31, 2016, the Company had outstanding letters of credit totaling $30,445 and borrowing availability of $354,821 under the revolving credit facility.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2016 and 2015 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	123,128	—	5,808	128,936
Other comprehensive income, net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	206	—	206
Foreign currency translation adjustments	—	—	—	—	22,805	—	22,805
Net unrealized holding gains on investments	—	—	—	—	15,618	—	15,618
Shares issued—stock- based compensation	—	1,853	(1,831)	—	—	—	22
Stock-based compensation, net of tax on stock options exercised	—	—	2,569	—	—	—	2,569
Dividends paid	—	—	—	(23,700)	—	—	(23,700)
Distributions to noncontrolling interests	—	—	—	—	—	(3,985)	(3,985)
Balances at March 31, 2016	$1,347	$(256,459)	$542,886	$3,209,415	$(90,663)	$297,876	$3,704,402

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	146,342	—	4,065	150,407
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	427	—	427
Foreign currency translation adjustments	—	—	—	—	(59,698)	—	(59,698)
Net unrealized holding gains on investments	—	—	—	—	1,042	—	1,042
Common stock repurchased	—	(2,000)	—	—	—	—	(2,000)
Shares issued—stock- based compensation	—	97	60	—	—	—	157
Stock-based compensation, net of tax on stock options exercised	—	—	4,041	—	—	—	4,041
Dividends paid	—	—	—	(21,964)	—	—	(21,964)
Distributions to noncontrolling interests	—	—	—	—	—	(3,558)	(3,558)
Balances at March 31, 2015	$1,347	$(98,275)	$534,542	$2,679,906	$(137,662)	$290,884	$3,270,742

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding (Losses) Gains on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive income before reclassifications	—	22,805	15,651	38,456
Amounts reclassified from accumulated other comprehensive loss (income)	206	—	(33)	173
Net other comprehensive income for the period	206	22,805	15,618	38,629
Balances at March 31, 2016	$(8,401)	$(92,885)	$10,623	$(90,663)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	—	(59,698)	1,042	(58,656)
Amounts reclassified from accumulated other comprehensive loss	427	—	—	427
Net other comprehensive income (loss) for the period	427	(59,698)	1,042	(58,229)
Balances at March 31, 2015	$(23,015)	$(115,922)	$1,275	$(137,662)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended March 31,
		2016	2015
Amortization of pension and other post-retirement items
Net loss	(1)	$(334)	$(652)
	Provision for income taxes	128	225
		(206)	(427)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	52	—
	Provision for income taxes	(19)	—
		33	—
Total reclassifications for the period		$(173)	$(427)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 11 (Employee Benefits) to the financial statements included in the 2015 Form 10-K.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

10. Pension and Post-Retirement Benefit Costs
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended March 31,
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$323	$28	$422
Interest cost	567	568	544	535
Expected return on plan assets	(802)	—	(819)	—
Amortization of net loss	303	—	290	266
Net periodic benefit cost	$68	$891	$43	$1,223
The Company made no contribution to the U.S. salaried pension plan in the first three months of 2016 and 2015. The Company made no contribution to the U.S. wage pension plan in the first three months of 2016. The Company contributed $112 to the U.S. wage pension plan in the first three months of 2015. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $900 each for both the salaried and wage pension plans for the fiscal year ending December 31, 2016.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2016	2015
	U.S. Plans	U.S. Plans
Service cost	$5	$6
Interest cost	145	149
Amortization of net loss	31	96
Net periodic benefit cost	$181	$251
11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,303 and $2,340 for the three months ended March 31, 2016 and 2015, respectively.
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
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three months ended March 31, 2016 and 2015.

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
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		March 31, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$4,239	$3,465
Commodity forward contracts	Deferred charges and other assets, net	1,716	2,088
Total derivative assets		$5,955	$5,553

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		March 31, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$7,730	$9,325
Commodity forward contracts	Other liabilities	9,137	12,437
Total derivative liabilities		$16,867	$21,762

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2016	2015
Commodity forward contracts	Gross profit	$4,057	$4,241
See Note 13 for the fair value of the Company's derivative instruments.
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

	Derivative Assets as of
	March 31, 2016	December 31, 2015
Derivative assets subject to enforceable master netting arrangements	$340	$—
Derivative assets not subject to enforceable master netting arrangements	513	462
Total derivative assets	$853	$462

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	March 31, 2016			December 31, 2015
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity forward contracts	$5,442	$(5,102)	$340	$5,091	$(5,091)	$—

	March 31, 2016			December 31, 2015
Derivative Assets by Counterparty	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$340	$—	$340	$—	$—	$—

	Derivative Liabilities as of
	March 31, 2016	December 31, 2015
Derivative liabilities subject to enforceable master netting arrangements	$3,278	$5,803
Derivative liabilities not subject to enforceable master netting arrangements	8,487	10,868
Total derivative liabilities	$11,765	$16,671

	March 31, 2016			December 31, 2015
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity forward contracts	$8,380	$(5,102)	$3,278	$10,894	$(5,091)	$5,803

	March 31, 2016			December 31, 2015
Derivative Liabilities by Counterparty	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$3,149	$—	$3,149	$5,564	$—	$5,564
Counterparty B	129	—	129	239	—	239
Total	$3,278	$—	$3,278	$5,803	$—	$5,803
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,896	$59	$5,955
Risk management liabilities—Commodity forward contracts	(11,983)	(4,884)	(16,867)
Marketable securities
Available-for-sale securities	75,114	525,008	600,122

	December 31, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,553	$—	$5,553
Risk management liabilities—Commodity forward contracts	(11,648)	(10,114)	(21,762)
Marketable securities
Available-for-sale securities	48,081	520,144	568,225
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2016 and 2015.
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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$247,853	$245,500	$247,768	$244,828
6 ½% senior notes due 2029	99,029	115,436	99,011	117,153
6 ¾% senior notes due 2032	248,028	267,593	247,998	268,490
6 ½% GO Zone Senior Notes Due 2035	88,127	106,167	88,116	106,491
6 ½% IKE Zone Senior Notes Due 2035	64,374	77,538	64,366	76,741
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
The carrying values of the Company's long-term debt as of December 31, 2015 have been adjusted to reflect the retrospective application of the accounting standards update on simplifying the presentation of debt issuance costs discussed in Note 8.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

14. Income Taxes
The Company elected to early adopt an accounting standards update requiring the noncurrent classification of all deferred tax assets and liabilities, along with any related valuation allowance, effective January 1, 2016. As a result, the Company's deferred tax assets and liabilities have been classified, by jurisdiction, as a net noncurrent deferred tax asset or liability on the consolidated balance sheet. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted.
The effective income tax rate for the three months ended March 31, 2016 was at the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, offset by state income taxes. The effective income tax rate was 34.3% for the three months ended March 31, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, partially offset by state income taxes.
There were no unrecognized tax benefits for the three months ended March 31, 2016. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of March 31, 2016, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.
The Company intends to reinvest its foreign subsidiaries' undistributed earnings, which are estimated to be $115,000 for the year ending December 31, 2016, indefinitely outside of the U.S. to support its foreign operations. The estimated deferred tax liability associated with such foreign undistributed earnings is expected to be immaterial for the year ending December 31, 2016, taking into account the availability of foreign tax credits under current law to reduce the resulting U.S. income tax liability.
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

	Three Months Ended March 31,
	2016	2015
Net income attributable to Westlake Chemical Corporation	$123,128	$146,342
Less:
Net income attributable to participating securities	(549)	(200)
Net income attributable to common shareholders	$122,579	$146,142
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares—basic	130,189,964	132,714,566
Plus incremental shares from:
Assumed exercise of options	410,550	490,740
Weighted average common shares—diluted	130,600,514	133,205,306

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.94	$1.10
Diluted	$0.94	$1.10

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share are options to purchase 555,948 and 241,312 shares of common stock for the three months ended March 31, 2016 and 2015, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $248,777 and $287,313 at March 31, 2016 and December 31, 2015, respectively. Accrued capital expenditures and accrued incentive compensation, which are components of accrued liabilities, were $32,037 and $25,680 at March 31, 2016, respectively, and $21,597 and $41,168 at December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $145,786 and $150,961 at March 31, 2016 and December 31, 2015, respectively. Non-current pension obligation, which is a component of other liabilities, was $107,413 and $106,250 at March 31, 2016 and December 31, 2015, respectively. No other component of other liabilities was more than five percent of total liabilities.
17. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. During the three months ended March 31, 2016, the Company received a final insurance recovery of approximately $2,670 related to business interruption costs. The insurance recovery is included in cost of sales in the consolidated statement of operations. The Company had received and recognized approximately $7,809 as a partial insurance recovery during the year ended December 31, 2015.
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
In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

August 1, 2007 forward; (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) the Company and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover the Company's provision to, or on behalf of, PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by the Company that have been invoiced to PolyOne to provide the environmental remediation services were $2,210 in 2015. By letter dated March 16, 2010, PolyOne notified the Company that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1,400 from the Company in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, the Company is seeking certain insurance documents from PolyOne.
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
19. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2016	2015
Net external sales
Olefins
Polyethylene	$346,032	$409,432
Styrene, feedstock and other	84,988	173,645
Total Olefins	431,020	583,077
Vinyls
PVC, caustic soda and other	430,902	416,988
Building products	113,265	103,466
Total Vinyls	544,167	520,454
	$975,187	$1,103,531

Intersegment sales
Olefins	$27,949	$23,462
Vinyls	364	370
	$28,313	$23,832

Income (loss) from operations
Olefins	$149,235	$191,103
Vinyls	62,116	47,086
Corporate and other	(9,075)	(8,909)
	$202,276	$229,280

Depreciation and amortization
Olefins	$28,697	$26,939
Vinyls	36,287	31,584
Corporate and other	730	118
	$65,714	$58,641

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2016	2015
Other income (expense), net
Olefins	$1,513	$2,552
Vinyls	(1,519)	5,503
Corporate and other	2,651	1,041
	$2,645	$9,096

Provision for (benefit from) income taxes
Olefins	$52,533	$66,457
Vinyls	17,270	12,805
Corporate and other	(503)	(884)
	$69,300	$78,378

Capital expenditures
Olefins	$95,152	$55,300
Vinyls	40,256	36,855
Corporate and other	920	3,667
	$136,328	$95,822
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2016	2015
Income from operations	$202,276	$229,280
Interest expense	(6,685)	(9,591)
Other income, net	2,645	9,096
Income before income taxes	$198,236	$228,785

	March 31, 2016	December 31, 2015
Total assets
Olefins	$1,971,395	$1,869,888
Vinyls	2,704,560	2,638,833
Corporate and other	1,048,446	1,060,564
	$5,724,401	$5,569,285
20. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

21. Guarantor Disclosures
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of March 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$263,150	$1,164	$170,755	$179,907	$—	$614,976
Marketable securities	525,008	—	—	—	—	525,008
Accounts receivable, net	11,705	2,205,593	62,109	133,547	(1,863,917)	549,037
Inventories	—	363,470	2,590	112,596	—	478,656
Prepaid expenses and other current assets	2,373	16,525	157	8,605	(3,603)	24,057
Total current assets	802,236	2,586,752	235,611	434,655	(1,867,520)	2,191,734
Property, plant and equipment, net	—	1,588,966	1,096,354	429,501	—	3,114,821
Equity investments	5,154,970	1,218,592	—	472,217	(6,836,348)	9,431
Other assets, net	46,836	499,714	44,191	133,641	(315,967)	408,415
Total assets	$6,004,042	$5,894,024	$1,376,156	$1,470,014	$(9,019,835)	$5,724,401
Current liabilities
Accounts and notes payable	$1,834,419	$138,467	$36,118	$87,489	$(1,839,109)	$257,384
Accrued liabilities	15,686	138,401	34,991	88,110	(28,411)	248,777
Total current liabilities	1,850,105	276,868	71,109	175,599	(1,867,520)	506,161
Long-term debt	747,411	10,889	308,184	—	(308,184)	758,300
Deferred income taxes	—	565,865	1,571	50,099	(7,783)	609,752
Other liabilities	—	43,015	—	102,771	—	145,786
Total liabilities	2,597,516	896,637	380,864	328,469	(2,183,487)	2,019,999
Total Westlake Chemical Corporation stockholders' equity	3,406,526	4,997,387	995,292	843,669	(6,836,348)	3,406,526
Noncontrolling interests	—	—	—	297,876	—	297,876
Total equity	3,406,526	4,997,387	995,292	1,141,545	(6,836,348)	3,704,402
Total liabilities and equity	$6,004,042	$5,894,024	$1,376,156	$1,470,014	$(9,019,835)	$5,724,401

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$303,131	$6,828	$163,430	$189,136	$—	$662,525
Marketable securities	520,144	—	—	—	—	520,144
Accounts receivable, net	10,943	2,183,276	51,582	113,321	(1,850,590)	508,532
Inventories	—	326,588	3,879	103,593	—	434,060
Prepaid expenses and other current assets	2,201	12,166	267	2,734	(2,879)	14,489
Deferred income taxes	702	32,787	—	1,950	—	35,439
Total current assets	837,121	2,561,645	219,158	410,734	(1,853,469)	2,175,189
Property, plant and equipment, net	—	1,567,897	1,020,469	415,701	—	3,004,067
Equity investments	4,991,167	1,207,679	—	469,915	(6,659,553)	9,208
Other assets, net	11,929	450,428	44,157	129,539	(255,232)	380,821
Total assets	$5,840,217	$5,787,649	$1,283,784	$1,425,889	$(8,768,254)	$5,569,285
Current liabilities
Accounts payable	$1,817,963	$121,820	$33,901	$87,510	$(1,825,865)	$235,329
Accrued liabilities	9,117	195,785	21,873	88,142	(27,604)	287,313
Total current liabilities	1,827,080	317,605	55,774	175,652	(1,853,469)	522,642
Long-term debt	747,259	10,889	248,665	—	(248,665)	758,148
Deferred income taxes	—	532,837	1,392	47,941	(6,567)	575,603
Other liabilities	—	49,334	—	101,627	—	150,961
Total liabilities	2,574,339	910,665	305,831	325,220	(2,108,701)	2,007,354
Total Westlake Chemical Corporation stockholders' equity	3,265,878	4,876,984	977,953	804,616	(6,659,553)	3,265,878
Noncontrolling interests	—	—	—	296,053	—	296,053
Total equity	3,265,878	4,876,984	977,953	1,100,669	(6,659,553)	3,561,931
Total liabilities and equity	$5,840,217	$5,787,649	$1,283,784	$1,425,889	$(8,768,254)	$5,569,285

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$784,060	$252,604	$262,915	$(324,392)	$975,187
Cost of sales	—	665,462	142,190	230,874	(318,924)	719,602
Gross profit	—	118,598	110,414	32,041	(5,468)	255,585
Selling, general and administrative expenses	607	40,628	5,278	12,264	(5,468)	53,309
(Loss) income from operations	(607)	77,970	105,136	19,777	—	202,276
Interest expense	(10,411)	(3)	(251)	(78)	4,058	(6,685)
Other income (expense), net	1,815	6,445	84	(1,641)	(4,058)	2,645
(Loss) income before income taxes	(9,203)	84,412	104,969	18,058	—	198,236
(Benefit from) provision for income taxes	(3,219)	66,580	399	5,540	—	69,300
Equity in net income of subsidiaries	129,112	90,687	—	13,883	(233,682)	—
Net income	123,128	108,519	104,570	26,401	(233,682)	128,936
Net income attributable to noncontrolling interests	—	—	—	5,808	—	5,808
Net income attributable to Westlake Chemical Corporation	$123,128	$108,519	$104,570	$20,593	$(233,682)	$123,128
Comprehensive income attributable to Westlake Chemical Corporation	$161,757	$120,405	$104,570	$43,398	$(268,373)	$161,757

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$123,128	$108,519	$104,570	$26,401	$(233,682)	$128,936
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	220	35,383	20,396	9,935	—	65,934
Deferred income taxes	(2,724)	59,139	179	2,043	—	58,637
Net changes in working capital and other	(120,565)	(188,331)	(11,115)	(38,243)	233,682	(124,572)
Net cash provided by operating activities	59	14,710	114,030	136	—	128,935
Cash flows from investing activities
Additions to property, plant and equipment	—	(50,568)	(79,091)	(6,669)	—	(136,328)
Proceeds from disposition of assets	—	6	98	—	—	104
Proceeds from sales and maturities of securities	26,859	—	—	—	—	26,859
Purchase of securities	(29,045)	(7,592)	—	—	—	(36,637)
Settlements of derivative instruments	—	(1,219)	—	—	—	(1,219)
Net cash used for investing activities	(2,186)	(59,373)	(78,993)	(6,669)	—	(147,221)
Cash flows from financing activities
Intercompany financing	(13,763)	(41,000)	59,519	(4,756)	—	—
Dividends paid	(23,700)	—	—	—	—	(23,700)
Distributions paid	—	79,999	(87,231)	3,247	—	(3,985)
Proceeds from exercise of stock options	22	—	—	—	—	22
Proceeds from issuance of notes payable	—	—	—	2,050	—	2,050
Repayment of notes payable	—	—	—	(7,095)	—	(7,095)
Repurchase of common stock for treasury	(679)	—	—	—	—	(679)
Windfall tax benefits from share-based payment arrangements	266	—	—	—	—	266
Net cash (used for) provided by financing activities	(37,854)	38,999	(27,712)	(6,554)	—	(33,121)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,858	—	3,858
Net (decrease) increase in cash and cash equivalents	(39,981)	(5,664)	7,325	(9,229)	—	(47,549)
Cash and cash equivalents at beginning of period	303,131	6,828	163,430	189,136	—	662,525
Cash and cash equivalents at end of period	$263,150	$1,164	$170,755	$179,907	$—	$614,976

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
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since 2009 and continuing through the first quarter of 2016, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the first quarter of 2016. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices. Looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the completion of our world-scale Geismar, Louisiana chlor-alkali plant and the ethane feedstock conversion and ethylene expansion project at Westlake Chemical OpCo LP's ("OpCo") Calvert City, Kentucky ethylene plant in 2013 and 2014, respectively, as well as the July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, have contributed to improved operating margins and cash flow for our Vinyls segment.
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2016 and beyond, our financial condition, results of operations or cash flows may still be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.

Recent Developments
In April 2016, OpCo commenced planned major maintenance activities, or a turnaround, of its Petro 1 ethylene unit at our Lake Charles, Louisiana site. In conjunction with this turnaround, OpCo also commenced an upgrade and capacity expansion of the Petro 1 ethylene unit. The Petro 1 expansion project is expected to increase ethylene capacity by approximately 250 million pounds annually. We anticipate that the Petro 1 turnaround and expansion project will take approximately 80 days to complete.
On January 29, 2016, we announced that we had submitted a proposal to Axiall Corporation ("Axiall") on January 25, 2016 to acquire all of the outstanding shares of Axiall for $20.00 per share (comprised of $11.00 in cash and 0.1967 of a Westlake share, which represented a value of $9.00 based on our closing price on January 22, 2016, the last trading day before we made this initial proposal). The total value of this initial proposal was approximately $2.9 billion, including the assumption of certain Axiall liabilities, which included approximately $1.5 billion of debt outstanding. Our initial proposal was not subject to a financing contingency. Axiall rejected this proposal on January 27, 2016. On February 16, 2016, we announced that we notified Axiall of our intention to nominate a slate of ten independent, highly qualified individuals to Axiall's Board of Directors at Axiall's 2016 Annual Meeting. On April 4, 2016, we announced that we increased our proposal to acquire all of the outstanding shares of Axiall for $23.35 per share (comprised of $14.00 in cash and 0.1967 of a Westlake share, which represented a value of $9.35 based on our closing price on April 1, 2016, the last trading day before we announced our revised proposal). The total value of the revised proposal is approximately $3.1 billion, including the assumption of the same Axiall liabilities included in the initial proposal. The revised proposal was rejected by Axiall's Board of Directors. As a result, we intend to proceed with soliciting proxies to elect our alternate slate of candidates to Axiall's Board of Directors at Axiall's 2016 Annual Meeting. As of April 27, 2016, we held shares representing approximately 4.4% of the outstanding shares of common stock of Axiall.
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

Results of Operations

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$346,032	$409,432
Styrene, feedstock and other	84,988	173,645
Total Olefins	431,020	583,077
Vinyls
PVC, caustic soda and other	430,902	416,988
Building products	113,265	103,466
Total Vinyls	544,167	520,454
Total	$975,187	$1,103,531

Income (loss) from operations
Olefins	$149,235	$191,103
Vinyls	62,116	47,086
Corporate and other	(9,075)	(8,909)
Total income from operations	202,276	229,280
Interest expense	(6,685)	(9,591)
Other income, net	2,645	9,096
Provision for income taxes	69,300	78,378
Net income	128,936	150,407
Net income attributable to noncontrolling interests	5,808	4,065
Net income attributable to Westlake Chemical Corporation	$123,128	$146,342
Diluted earnings per share	$0.94	$1.10

	Three Months Ended March 31, 2016
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-17.5%	-8.6%
Vinyls	-8.6%	+13.2%
Company average	-13.3%	+1.7%

	Three Months Ended March 31,
	2016	2015
Average industry prices (1)
Ethane (cents/lb)	5.3	6.3
Propane (cents/lb)	9.1	12.6
Ethylene (cents/lb) (2)	21.1	36.6
Polyethylene (cents/lb) (3)	68.3	76.7
Styrene (cents/lb) (4)	58.0	54.3
Caustic soda ($/short ton) (5)	582.5	588.3
Chlorine ($/short ton) (6)	285.0	239.2
PVC (cents/lb) (7)	64.8	65.5

_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the quarter ended March 31, 2016, net income attributable to Westlake Chemical Corporation was $123.1 million, or $0.94 per diluted share, on net sales of $975.2 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $23.2 million, or $0.16 per diluted share, compared to the quarter ended March 31, 2015 net income attributable to Westlake Chemical Corporation of $146.3 million, or $1.10 per diluted share, on net sales of $1,103.5 million. Net sales for the first quarter of 2016 decreased by $128.3 million compared to net sales for the first quarter of 2015, mainly due to lower sales prices for all our major products, partially offset by higher sales volumes for polyethylene and most of our major Vinyls products. Sales prices in the first quarter of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Income from operations was $202.3 million for the first quarter of 2016 as compared to $229.3 million for the first quarter of 2015. The decrease in income from operations for the first quarter of 2016 was mainly attributable to lower North American integrated product margins, primarily as a result of lower sales prices in the first quarter of 2016, partially offset by lower average feedstock and energy costs, higher product margins at our European operations and higher chlor-alkali production, as compared to the first quarter of 2015.
RESULTS OF OPERATIONS
First Quarter 2016 Compared with First Quarter 2015
Net Sales. Net sales decreased by $128.3 million, or 11.6%, to $1.0 billion in the first quarter of 2016 from $1.1 billion in the first quarter of 2015, primarily attributable to lower sales prices for all of our major products, partially offset by higher sales volumes for polyethylene and most of our major Vinyls products. Average sales prices for the first quarter of 2016 decreased by 13.3% as compared to the first quarter of 2015. Sales prices in the first quarter of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Overall sales volumes increased by 1.7% as compared to the first quarter of 2015.
Gross Profit. Gross profit margin percentage increased to 26.2% in the first quarter of 2016 from 25.8% in the first quarter of 2015. The first quarter 2016 gross profit benefited from higher product margins at our European operations and lower average feedstock and energy costs. However, this increase was partially offset by lower sales prices for our major products as sales prices decreased an average of 13.3% for the first quarter of 2016 as compared to the first quarter of 2015. First quarter 2015 gross profit was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with a maintenance turnaround at our Geismar facility.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million to $53.3 million in the first quarter of 2016 as compared to $55.3 million in the first quarter of 2015. This decrease was mainly due to lower payroll and related labor costs, including incentive compensation, and a decrease in consulting and professional fees, as compared to the prior-year period, partially offset by the general and administrative costs incurred by Suzhou Huasu Plastics Co., Ltd. ("Huasu") for the first quarter of 2016. We acquired an additional 35.7% controlling interest in Huasu in June 2015.
Interest Expense. Interest expense decreased by $2.9 million to $6.7 million in the first quarter of 2016 from $9.6 million in the first quarter of 2015 largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net decreased by $6.5 million to $2.6 million in the first quarter of 2016 from $9.1 million in the first quarter of 2015, mainly due to the negative impact of foreign exchange changes and lower income from our equity method investments.

Income Taxes. The effective income tax rate for the first quarter of 2016 was at the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, offset by state income taxes. The effective income tax rate was 34.3% for the first quarter of 2015. The effective income tax rate for the first quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $152.1 million, or 26.1%, to $431.0 million in the first quarter of 2016 from $583.1 million in the first quarter of 2015, primarily due to lower sales prices for our major products and lower ethylene sales volume, partially offset by higher polyethylene sales volume, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 17.5% in the first quarter of 2016 as compared to the first quarter of 2015. Average sales volumes for the Olefins segment decreased by 8.6% in the first quarter of 2016 as compared to the first quarter of 2015, mainly due to lower ethylene sales volume as a result of inventory planning for OpCo's Petro 1 turnaround in April 2016, partially offset by higher polyethylene sales volume.
Income from Operations. Income from operations for the Olefins segment decreased by $41.9 million, or 21.9%, to $149.2 million in the first quarter of 2016 from $191.1 million in the first quarter of 2015. This decrease was mainly attributable to lower olefins integrated product margins primarily as a result of lower sales prices, partially offset by higher polyethylene sales volume and lower feedstock and energy costs as compared to the prior-year period. Trading activity in the first quarter of 2016 resulted in a gain of $4.1 million as compared to a gain of $4.2 million in the first quarter of 2015.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $23.7 million, or 4.6%, to $544.2 million in the first quarter of 2016 from $520.5 million in the first quarter of 2015. This increase was mainly attributable to sales contributed by Huasu and higher sales volumes for most of our major products, partially offset by lower sales prices for all of our major products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 8.6% in the first quarter of 2016 as compared to the first quarter of 2015. Average sales volumes for the Vinyls segment increased by 13.2% in the first quarter of 2016 as compared to the first quarter of 2015, primarily as a result of strong North American and export PVC resin demand and sales contributed by Huasu in the first quarter of 2016. First quarter 2015 PVC resin sales volume was negatively impacted by the maintenance turnaround at our Geismar facility.
Income from Operations. Income from operations for the Vinyls segment increased by $15.0 million, or 31.8%, to $62.1 million in the first quarter of 2016 from $47.1 million in the first quarter of 2015, mainly attributable to higher product margins at our European operations and higher North American caustic soda sales volume, as compared to the prior-year period. First quarter 2015 income from operations was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the maintenance turnaround at our Geismar facility.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Cash Flows
Operating Activities
Operating activities provided cash of $128.9 million in the first three months of 2016 compared to cash provided by operating activities of $190.6 million in the first three months of 2015. The $61.7 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations and an increase in working capital requirements, partially offset by an increase in deferred taxes, as compared to the prior-year period. Income from operations decreased by $27.0 million in the first three months of 2016, mostly attributable to lower North American integrated product margins primarily as a result of lower sales prices in the first quarter of 2016, partially offset by lower average feedstock and energy costs, higher product margins at our European operations and higher chlor-alkali production, as compared to the prior-year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $118.5 million in the first three months of 2016, compared to $14.9 million of cash used in the first three months of 2015, an unfavorable change of $103.6 million. The change was mainly attributable to higher inventory balances in the 2016 period as a result of inventory planning for OpCo's Petro 1 turnaround in April 2016. In addition, inventory decreased, primarily due to lower product prices, during the 2015 period.

Investing Activities
Net cash used for investing activities during the first three months of 2016 was $147.2 million as compared to net cash used for investing activities of $96.7 million in the first three months of 2015. Capital expenditures were $136.3 million in the first three months of 2016 compared to $95.8 million in the first three months of 2015. Capital expenditures in the first three months of 2016 and 2015 were primarily incurred on the planned upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first three months of 2016 and 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in the first three months of 2016 totaled $36.6 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $26.9 million from the sales and maturities of our investments in the first three months of 2016.
Financing Activities
Net cash used for financing activities during the first three months of 2016 was $33.1 million as compared to net cash used for financing activities of $25.7 million in the first three months of 2015. The activity during the first three months of 2016 was primarily related to the $23.7 million payment of cash dividends, the $4.0 million payment of cash distributions to noncontrolling interests and the $0.7 million of cash used for repurchases of shares of our common stock. In addition, we repaid $7.1 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $2.1 million of proceeds received by Huasu from the issuance of such letters of credit. The financing activities during the first three months of 2015 was mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests and the repurchase of shares of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other external financing. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project.
In April 2011, we announced an expansion program to increase the ethane-based ethylene capacity of both of OpCo's ethylene units at our Lake Charles site. We completed the expansion of the Petro 2 ethylene unit in the first quarter of 2013. OpCo commenced the upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in April 2016. This project is currently estimated to cost OpCo in the range of $285.0 million to $345.0 million and is expected to add approximately 250 million pounds of ethylene capacity. The additional capacity from this expansion is expected to provide ethylene for existing internal uses and may also be sold in the merchant market. This capital project is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other external financing.
As of March 31, 2016, OpCo had incurred a total cost of approximately $263.4 million on the Lake Charles Petro 1 and Calvert City ethylene expansion capital projects.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. During the three months ended March 31, 2016, no shares of our common stock were repurchased under the 2014 Program. As of March 31, 2016, we had repurchased 2,682,489 shares of our common stock for an aggregate purchase price of approximately $162.0 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We intend to pay for the cash portion of our offer to

Axiall with a combination of cash on hand and external funding, if necessary. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Our management believes that borrowing under our revolving credit facility should be available up to our borrowing base, if needed. At March 31, 2016, the borrowing base of our credit facility was $385.3 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.
Cash and Cash Equivalents
As of March 31, 2016, our cash, cash equivalents and current marketable securities totaled $1.1 billion. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.
Debt
As of March 31, 2016, our long-term debt, including current maturities, totaled $758.3 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022, $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit), less unamortized discount and debt issuance costs of $6.6 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of March 31, 2016, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of March 31, 2016, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At March 31, 2016, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of March 31, 2016, we had outstanding letters of credit totaling $30.4 million and borrowing availability of $354.8 million under the revolving credit facility.
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
The revolving credit facility contains other customary covenants and events of default that impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on the occurrence of additional indebtedness and our ability to create liens, to engage in certain affiliate transactions and to engage in sale-leaseback transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2015 Form 10-K for more information on the revolving credit facility.
GO Zone and IKE Zone Bonds
As of March 31, 2016, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2015 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
3.60% Senior Notes due 2022
The 3.60% senior notes due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% senior notes due 2022 prior to maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2015 Form 10-K for more information on the 3.60% senior notes due 2022. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% senior notes due 2022 in excess of $5.0 million are guarantors of the 3.60% senior notes due 2022.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"). The revolving credit facility matures in 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2016, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of March 31, 2016, outstanding borrowings under the credit facility totaled $276.4 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the 2015 Form 10-K and the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2016, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $15.1 million and a hypothetical $0.10 increase in the price of an MMBtu of natural gas would have increased our income before taxes by $0.8 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2016, we had $10.9 million principal amount of variable rate debt outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at March 31, 2016) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of March 31, 2016 was 0.56%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at March 31, 2016, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2015 Form 10-K, filed on February 24, 2016, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 18 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2015 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2016	—	$—	—	$238,012,000
February 2016	19,692	$43.54	—	$238,012,000
March 2016	—	$—	—	$238,012,000
	19,692	$43.54	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of March 31, 2016, 2,682,489 shares of common stock had been acquired at an aggregate purchase price of approximately $162.0 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 4, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

99.1#	Unaudited Financial Statements of Non Wholly-Owned Subsidiary Guarantor (Westlake Chemical OpCo LP)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.