Form 10-Q
period 2016-06-30
WESTLAKE CHEMICAL CORP
filed 2016-08-09
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of August 2, 2016 was 128,783,338.

NON-GAAP FINANCIAL MEASURES
The body of accounting principles generally accepted in the United States is commonly referred to as "U.S. GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose so-called non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flow.
EBITDA is included in this Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$770,997	$662,525
Marketable securities	352,021	520,144
Accounts receivable, net	582,855	508,532
Inventories	448,526	434,060
Prepaid expenses and other current assets	35,642	14,489
Deferred income taxes	—	35,439
Total current assets	2,190,041	2,175,189
Property, plant and equipment, net	3,230,523	3,004,067
Equity investments	8,929	9,208
Other assets, net
Intangible assets, net	208,376	213,404
Deferred charges and other assets, net	282,695	167,417
Total other assets, net	491,071	380,821
Total assets	$5,920,564	$5,569,285
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$307,116	$235,329
Accrued liabilities	312,985	287,313
Total current liabilities	620,101	522,642
Long-term debt, net	758,453	758,148
Deferred income taxes	664,987	575,603
Other liabilities	139,587	150,961
Total liabilities	2,183,128	2,007,354
Commitments and contingencies (Notes 8 and 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,663,244 shares issued at June 30, 2016 and December 31, 2015, respectively	1,347	1,347
Common stock, held in treasury, at cost; 5,867,617 and 4,444,898 shares at June 30, 2016 and December 31, 2015, respectively	(322,802)	(258,312)
Additional paid-in capital	545,797	542,148
Retained earnings	3,296,922	3,109,987
Accumulated other comprehensive loss	(82,101)	(129,292)
Total Westlake Chemical Corporation stockholders' equity	3,439,163	3,265,878
Noncontrolling interests	298,273	296,053
Total equity	3,737,436	3,561,931
Total liabilities and equity	$5,920,564	$5,569,285
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,086,061	$1,185,002	$2,061,248	$2,288,533
Cost of sales	844,695	831,821	1,564,297	1,650,806
Gross profit	241,366	353,181	496,951	637,727
Selling, general and administrative expenses	61,428	57,807	114,737	113,073
Income from operations	179,938	295,374	382,214	524,654
Other income (expense)
Interest expense	(5,915)	(8,958)	(12,600)	(18,549)
Other income, net	8,181	22,058	10,826	31,154
Income before income taxes	182,204	308,474	380,440	537,259
Provision for income taxes	66,584	98,413	135,884	176,791
Net income	115,620	210,061	244,556	360,468
Net income attributable to noncontrolling interests	4,496	4,966	10,304	9,031
Net income attributable to Westlake Chemical Corporation	$111,124	$205,095	$234,252	$351,437
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.85	$1.55	$1.80	$2.65
Diluted	$0.85	$1.54	$1.79	$2.64
Weighted average common shares outstanding:
Basic	129,583,224	132,538,123	129,886,594	132,625,857
Diluted	129,980,527	133,044,975	130,290,521	133,124,697
Dividends per common share	$0.1815	$0.1650	$0.3630	$0.3300
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands of dollars)
Net income	$115,620	$210,061	$244,556	$360,468
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(206)	(186)	(206)	(186)
Amortization of benefits liability	369	675	703	1,327
Income tax provision on pension and other post-retirement benefits liability	(63)	(164)	(191)	(389)
Foreign currency translation adjustments	(13,500)	17,872	9,305	(41,826)
Available-for-sale investments
Unrealized holding gains on investments	35,545	3,077	59,973	4,703
Reclassification of net realized gains to net income	(1,267)	(3,795)	(1,319)	(3,795)
Income tax (provision) benefit on available-for-sale investments	(12,316)	259	(21,074)	(325)
Other comprehensive income (loss)	8,562	17,738	47,191	(40,491)
Comprehensive income	124,182	227,799	291,747	319,977
Comprehensive income attributable to noncontrolling interests, net of tax	4,496	4,966	10,304	9,031
Comprehensive income attributable to Westlake Chemical Corporation	$119,686	$222,833	$281,443	$310,946
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$244,556	$360,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,964	118,981
Provision for doubtful accounts	403	228
Amortization of debt issuance costs	417	1,002
Stock-based compensation expense	5,084	4,905
Loss from disposition of property, plant and equipment	3,331	890
Gains from sales of securities	(1,319)	(3,795)
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	—	(21,045)
Impairment of equity method investment	—	4,925
Deferred income taxes	102,990	3,088
Windfall tax benefits from share-based payment arrangements	(319)	(1,895)
Loss (income) from equity method investments, net of dividends	279	(1,760)
Other losses, net	1,210	423
Changes in operating assets and liabilities
Accounts receivable	(72,996)	(22,380)
Inventories	(12,719)	50,115
Prepaid expenses and other current assets	(12,586)	(10,844)
Accounts payable	54,394	(2,327)
Accrued liabilities	(1,617)	(40,526)
Other, net	(74,180)	(5,098)
Net cash provided by operating activities	369,892	435,355
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	15,782
Additions to property, plant and equipment	(287,160)	(203,933)
Proceeds from disposition of assets	105	—
Proceeds from sales and maturities of securities	302,432	15,037
Purchase of securities	(138,422)	—
Settlements of derivative instruments	(3,372)	(1,174)
Net cash used for investing activities	(126,417)	(174,288)
Cash flows from financing activities
Debt issuance costs	(9,700)	—
Dividends paid	(47,317)	(43,896)
Distributions to noncontrolling interests	(8,084)	(7,218)
Proceeds from exercise of stock options	481	831
Proceeds from issuance of notes payable	3,842	2,392
Repayment of notes payable	(8,626)	(4,299)
Repurchase of common stock for treasury	(67,404)	(62,804)
Windfall tax benefits from share-based payment arrangements	319	1,895
Net cash used for financing activities	(136,489)	(113,099)
Effect of exchange rate changes on cash and cash equivalents	1,486	(2,000)
Net increase in cash and cash equivalents	108,472	145,968
Cash and cash equivalents at beginning of period	662,525	880,601
Cash and cash equivalents at end of period	$770,997	$1,026,569
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015 and the changes in its cash position for the six months ended June 30, 2016 and 2015.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01)
In January 2016, the FASB issued an accounting standards update making certain changes principally to the current guidance for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Among other things, the guidance (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) provide entities with a policy election to record equity investments without readily determinable fair values at cost, less impairment, and subsequent adjustments for observable price changes (changes in the basis of these equity investments to be reported in net income); (3) requires an entity that has elected the fair value option for financial liabilities to recognize changes in fair value due to instrument-specific credit risk separately in other comprehensive income; (4) clarified current guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities; and (5) requires specific disclosure pertaining to financial assets and financial liabilities in the financial statements. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Leases (ASU No. 2016-02)
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
Stock Compensation (ASU No. 2016-09)
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. In addition, the new guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard will be effective for reporting periods beginning after December 15, 2019. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Amendments to the Consolidation Analysis (ASU No. 2015-02)
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard is effective for annual periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03)
In April 2015, the FASB issued an accounting standards update on simplifying the presentation of debt issuance costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016. As a result, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $167,417 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance. The adoption of this accounting standard did not have an impact on the Company's results of operations and cash flows.
Intangibles—Goodwill and Other—Internal use software (ASU No. 2015-05)
In April 2015, the FASB issued an accounting standards update to provide clarification on accounting for cloud computing arrangements which include a software license. The accounting standard is effective for annual periods beginning after December 15, 2015. The Company adopted this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Simplifying the Accounting for Measurement-Period Adjustments (ASU No. 2015-16)
In September 2015, the FASB issued an accounting standards update that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance further requires specific disclosure pertaining to the measurement period adjustments. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17)
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
2. Financial Instruments
Cash Equivalents
The Company had $376,901 and $221,918 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2016 and December 31, 2015, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Available-for-Sale Marketable Securities
Investments in available-for-sale securities were classified as follows:

	June 30, 2016	December 31, 2015
Current	$352,021	$520,144
Non-current	109,337	48,081
Total available-for-sale securities	$461,358	$568,225
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$219,971	$1,162	$(16)	$221,117
U.S. government debt (2)	72,702	462	—	73,164
Asset-backed securities	57,546	197	(3)	57,740
Equity securities	60,281	49,194	(138)	109,337
Total available-for-sale securities	$410,500	$51,015	$(157)	$461,358

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

As of June 30, 2016 and December 31, 2015, net unrealized gains (losses) on the Company's available-for-sale securities of $32,585 and $(4,995), respectively, net of income tax expense (benefit) of $18,273 and $(2,801), respectively, were recorded in accumulated other comprehensive loss. See Note 13 for the fair value hierarchy of the Company's available-for-sale securities.
As of June 30, 2016, the corporate bond securities held by the Company had maturities ranging between one month to five years; the U.S. government debt securities held by the Company, excluding U.S. government agency mortgage-backed securities, had maturities ranging between one to three years; the U.S. government agency mortgage-backed securities held by the Company had maturities of approximately five years; and the asset-backed securities held by the Company had maturities ranging between one to five years.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales and maturities of securities	$275,573	$15,037	$302,432	$15,037
Gross realized gains	1,280	3,795	1,341	3,795
Gross realized losses	(13)	—	(22)	—
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2016	December 31, 2015
Trade customers	$507,690	$438,538
Allowance for doubtful accounts	(14,534)	(14,095)
	493,156	424,443
Federal and state taxes	69,183	60,748
Other	20,516	23,341
Accounts receivable, net	$582,855	$508,532

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished products	$253,828	$253,338
Feedstock, additives and chemicals	118,262	106,435
Materials and supplies	76,436	74,287
Inventories	$448,526	$434,060
5. Property, Plant and Equipment
As of June 30, 2016, the Company had property, plant and equipment, net totaling $3,230,523. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $57,930 and $51,263 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense on property, plant and equipment of $113,971 and $100,921 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.
6. Other Assets
Amortization expense on intangible and other assets of $9,394 and $9,455 is included in the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively. Amortization expense on intangible and other assets of $19,164 and $18,816 is included in the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.
Goodwill
Goodwill for the Olefins segment was $29,990 at June 30, 2016 and December 31, 2015. Goodwill for the Vinyls segment was $32,026 at June 30, 2016 and December 31, 2015. There were no changes in the carrying amount of goodwill for either operating segment for the six months ended June 30, 2016.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$305,853	$229,219
Notes payable to banks	1,263	6,110
Accounts and notes payable	$307,116	$235,329

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
Long-term debt consists of the following:

	June 30, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022	$250,000	$(2,061)	$247,939	$250,000	$(2,232)	$247,768
6 ½% senior notes due 2029	100,000	(952)	99,048	100,000	(989)	99,011
6 ¾% senior notes due 2032	250,000	(1,943)	248,057	250,000	(2,002)	247,998
6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035")	89,000	(862)	88,138	89,000	(884)	88,116
6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035")	65,000	(618)	64,382	65,000	(634)	64,366
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
Long-term debt, net	$764,889	$(6,436)	$758,453	$764,889	$(6,741)	$758,148
Revolving Credit Facility
The Company has a $400,000 senior secured revolving credit facility. The facility includes a provision permitting the Company to increase the size of the facility, up to four times, in increments of at least $25,000 each (up to a maximum of $200,000) under certain circumstances if the lenders agree to commit to such an increase. At June 30, 2016, the Company had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as the Company is rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.00% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of June 30, 2016, the Company had outstanding letters of credit totaling $18,545 and borrowing availability of $369,832 under the revolving credit facility.
Bridge Financing of Pending Acquisition
In connection with the recent announcement of the definitive agreement under which the Company will acquire all of the issued and outstanding shares of common stock of Axiall Corporation, the Company has entered into a commitment letter, dated June 10, 2016, with various lenders pursuant to which such lenders have agreed to provide for a senior unsecured bridge loan facility of up to $1,765,000 in the aggregate. Any amounts borrowed under the senior unsecured bridge loan facility would mature 364 days following the closing of the transaction. The Company paid structuring and other fees of approximately $9,700 during the three months ended June 30, 2016 in connection with the senior unsecured bridge loan facility, which were deferred in prepaid expenses and other current assets on the consolidated balance sheet and are being amortized over the term of the facility to other income, net in the consolidated statement of operations. As of June 30, 2016, there were no outstanding borrowings on the senior unsecured bridge loan facility. See Note 20 for further details regarding the pending acquisition.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Stockholders' Equity
Changes in stockholders' equity for the six months ended June 30, 2016 and 2015 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	234,252	—	10,304	244,556
Other comprehensive income, net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	306	—	306
Foreign currency translation adjustments	—	—	—	—	9,305	—	9,305
Net unrealized holding gains on investments	—	—	—	—	37,580	—	37,580
Common stock repurchased	—	(66,725)	—	—	—	—	(66,725)
Shares issued—stock- based compensation	—	2,235	(1,754)	—	—	—	481
Stock-based compensation, net of tax on stock options exercised	—	—	5,403	—	—	—	5,403
Dividends paid	—	—	—	(47,317)	—	—	(47,317)
Distributions to noncontrolling interests	—	—	—	—	—	(8,084)	(8,084)
Balances at June 30, 2016	$1,347	$(322,802)	$545,797	$3,296,922	$(82,101)	$298,273	$3,737,436

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	351,437	—	9,031	360,468
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	752	—	752
Foreign currency translation adjustments	—	—	—	—	(41,826)	—	(41,826)
Net unrealized holding gains on investments	—	—	—	—	583	—	583
Common stock repurchased	—	(62,804)	—	—	—	—	(62,804)
Shares issued—stock- based compensation	—	704	127	—	—	—	831
Stock-based compensation, net of tax on stock options exercised	—	—	6,800	—	—	—	6,800
Dividends paid	—	—	—	(43,896)	—	—	(43,896)
Distributions to noncontrolling interests	—	—	—	—	—	(7,218)	(7,218)
Noncontrolling interest in acquired business	—	—	—	—	—	1,597	1,597
Balances at June 30, 2015	$1,347	$(158,472)	$537,368	$2,863,069	$(119,924)	$293,787	$3,417,175

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 and 2015 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive (loss) income before reclassifications	(127)	9,305	38,425	47,603
Amounts reclassified from accumulated other comprehensive loss (income)	433	—	(845)	(412)
Net other comprehensive income for the period	306	9,305	37,580	47,191
Balances at June 30, 2016	$(8,301)	$(106,385)	$32,585	$(82,101)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	(115)	(41,826)	3,015	(38,926)
Amounts reclassified from accumulated other comprehensive loss (income)	867	—	(2,432)	(1,565)
Net other comprehensive income (loss) for the period	752	(41,826)	583	(40,491)
Balances at June 30, 2015	$(22,690)	$(98,050)	$816	$(119,924)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Amortization of pension and other post-retirement items
Net loss	(1)	$(369)	$(675)	$(703)	$(1,327)
	Provision for income taxes	142	235	270	460
		(227)	(440)	(433)	(867)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	1,267	3,795	1,319	3,795
	Provision for income taxes	(455)	(1,363)	(474)	(1,363)
		812	2,432	845	2,432
Total reclassifications for the period		$585	$1,992	$412	$1,565

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

10. Pension and Post-Retirement Benefit Costs
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$137	$1	$414	$—	$462	$29	$835
Interest cost	493	582	489	525	1,060	1,149	1,032	1,061
Expected return on plan assets	(658)	—	(705)	—	(1,460)	—	(1,524)	—
Amortization of net loss	337	—	318	261	640	—	609	526
Net periodic benefit cost	$172	$719	$103	$1,200	$240	$1,611	$146	$2,422
The Company made no contribution to the U.S. salaried pension plan in the first six months of 2016 and 2015. The Company made no contribution to the U.S. wage pension plan in the first six months of 2016. The Company contributed $349 to the U.S. wage pension plan in the first six months of 2015. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company does not expect to make contributions to either the salaried or wage pension plans for the fiscal year ending December 31, 2016.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
Service cost	$5	$6	$10	$11
Interest cost	145	149	290	299
Amortization of net loss	32	96	63	192
Net periodic benefit cost	$182	$251	$363	$502
11. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $2,781 and $2,565 for the three months ended June 30, 2016 and 2015, respectively, and $5,084 and $4,905 for the six months ended June 30, 2016 and 2015, respectively.

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
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.
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
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		June 30, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$4,491	$3,465
Commodity forward contracts	Deferred charges and other assets, net	5,517	2,088
Total derivative assets		$10,008	$5,553

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		June 30, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$2,215	$9,325
Commodity forward contracts	Other liabilities	5,506	12,437
Total derivative liabilities		$7,721	$21,762

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Commodity forward contracts	Gross profit	$11,567	$595	$15,624	$4,836
See Note 13 for the fair value of the Company's derivative instruments.

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

	Derivative Assets as of
	June 30, 2016	December 31, 2015
Derivative assets subject to enforceable master netting arrangements	$504	$—
Derivative assets not subject to enforceable master netting arrangements	5,773	462
Total derivative assets	$6,277	$462

	June 30, 2016			December 31, 2015
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity forward contracts	$4,235	$(3,731)	$504	$5,091	$(5,091)	$—

	June 30, 2016			December 31, 2015
Derivative Assets by Counterparty	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$414	$—	$414	$—	$—	$—
Counterparty B	90	—	90	—	—	—
Total	$504	$—	$504	$—	$—	$—

	Derivative Liabilities as of
	June 30, 2016	December 31, 2015
Derivative liabilities subject to enforceable master netting arrangements	$290	$5,803
Derivative liabilities not subject to enforceable master netting arrangements	3,700	10,868
Total derivative liabilities	$3,990	$16,671

	June 30, 2016			December 31, 2015
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity forward contracts	$4,021	$(3,731)	$290	$10,894	$(5,091)	$5,803

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	June 30, 2016			December 31, 2015
Derivative Liabilities by Counterparty	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$290	$—	$290	$5,564	$—	$5,564
Counterparty B	—	—	—	239	—	239
Total	$290	$—	$290	$5,803	$—	$5,803
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$1,607	$8,401	$10,008
Risk management liabilities—Commodity forward contracts	(7,348)	(373)	(7,721)
Marketable securities
Available-for-sale securities	109,337	352,021	461,358

	December 31, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,553	$—	$5,553
Risk management liabilities—Commodity forward contracts	(11,648)	(10,114)	(21,762)
Marketable securities
Available-for-sale securities	48,081	520,144	568,225
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2016 and 2015.

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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% senior notes due 2022	$247,939	$251,523	$247,768	$244,828
6 ½% senior notes due 2029	99,048	120,125	99,011	117,153
6 ¾% senior notes due 2032	248,057	268,790	247,998	268,490
6 ½% GO Zone Senior Notes Due 2035	88,138	107,025	88,116	106,491
6 ½% IKE Zone Senior Notes Due 2035	64,382	78,127	64,366	76,741
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
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
The effective income tax rate was 36.5% for the three months ended June 30, 2016. The effective tax rate for the 2016 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction and income attributable to noncontrolling interests. The effective income tax rate was 31.9% for the three months ended June 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu") and the foreign earnings rate differential, partially offset by state income taxes.
The effective income tax rate was 35.7% for the six months ended June 30, 2016. The effective tax rate for the 2016 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential. The effective income tax rate was 32.9% for the six months ended June 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu and the foreign earnings rate differential, partially offset by state income taxes.
There were no unrecognized tax benefits for the six months ended June 30, 2016. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2016, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

For the six months ended June 30, 2016, the Company is in a deferred tax asset position related to outside basis differences in its foreign subsidiaries. The Company will assess whether it will permanently reinvest its foreign subsidiaries' undistributed earnings in connection with the recent announcement of the definitive agreement under which the Company will acquire all of the issued and outstanding shares of common stock of Axiall Corporation. See Note 20 for further details regarding the pending acquisition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Westlake Chemical Corporation	$111,124	$205,095	$234,252	$351,437
Less:
Net income attributable to participating securities	(504)	(253)	(1,054)	(457)
Net income attributable to common shareholders	$110,620	$204,842	$233,198	$350,980
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares—basic	129,583,224	132,538,123	129,886,594	132,625,857
Plus incremental shares from:
Assumed exercise of options	397,303	506,852	403,927	498,840
Weighted average common shares—diluted	129,980,527	133,044,975	130,290,521	133,124,697

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.85	$1.55	$1.80	$2.65
Diluted	$0.85	$1.54	$1.79	$2.64
Excluded from the computation of diluted earnings per share are options to purchase 695,040 and 330,315 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and 625,494 and 285,933 shares of common stock for the six months ended June 30, 2016 and 2015, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $312,985 and $287,313 at June 30, 2016 and December 31, 2015, respectively. Accrued capital expenditures, accrued incentive compensation and accrued rebates, which are components of accrued liabilities, were $52,171, $34,813 and $31,691 at June 30, 2016, respectively, and $21,597, $41,168 and $46,460 at December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Liabilities
Other liabilities were $139,587 and $150,961 at June 30, 2016 and December 31, 2015, respectively. Non-current pension obligation, which is a component of other liabilities, was $105,554 and $106,250 at June 30, 2016 and December 31, 2015, respectively. No other component of other liabilities was more than five percent of total liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$3,084	$866	$6,363	$1,751
Dividend income	3,845	1,357	4,274	3,329
Foreign exchange currency gains (losses), net	400	(500)	(1,154)	1,871
Income (loss) from equity method investments	988	(350)	2,389	4,613
Impairment of equity method investment	—	(4,925)	—	(4,925)
Gain on acquisition and related expenses, net	—	20,430	—	20,430
Gains from sales of securities, net	1,267	3,795	1,319	3,795
Other	(1,403)	1,385	(2,365)	290
Other income, net	$8,181	$22,058	$10,826	$31,154
17. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. During the six months ended June 30, 2016, the Company received a final insurance recovery of approximately $2,670 related to business interruption costs. The insurance recovery is included in cost of sales in the consolidated statement of operations. The Company had received and recognized approximately $7,809 as a partial insurance recovery during the year ended December 31, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net external sales
Olefins
Polyethylene	$371,658	$450,482	$717,690	$859,914
Styrene, feedstock and other	122,826	170,396	207,814	344,041
Total Olefins	494,484	620,878	925,504	1,203,955
Vinyls
PVC, caustic soda and other	462,472	429,878	893,374	846,866
Building products	129,105	134,246	242,370	237,712
Total Vinyls	591,577	564,124	1,135,744	1,084,578
	$1,086,061	$1,185,002	$2,061,248	$2,288,533

Intersegment sales
Olefins	$27,293	$26,641	$55,242	$50,103
Vinyls	225	387	589	757
	$27,518	$27,028	$55,831	$50,860

Income (loss) from operations
Olefins	$140,564	$220,938	$289,799	$412,041
Vinyls	52,208	87,966	114,324	135,052
Corporate and other	(12,834)	(13,530)	(21,909)	(22,439)
	$179,938	$295,374	$382,214	$524,654

Depreciation and amortization
Olefins	$30,236	$27,623	$58,933	$54,562
Vinyls	36,268	32,599	72,555	64,183
Corporate and other	746	118	1,476	236
	$67,250	$60,340	$132,964	$118,981

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income (expense), net
Olefins	$1,093	$(104)	$2,606	$2,448
Vinyls	4,466	1,413	2,949	6,916
Corporate and other	2,622	20,749	5,271	21,790
	$8,181	$22,058	$10,826	$31,154

Provision for (benefit from) income taxes
Olefins	$51,940	$74,212	$104,473	$140,669
Vinyls	16,297	26,653	33,567	39,458
Corporate and other	(1,653)	(2,452)	(2,156)	(3,336)
	$66,584	$98,413	$135,884	$176,791

Capital expenditures
Olefins	$93,739	$81,534	$188,890	$136,835
Vinyls	56,613	24,569	96,869	61,425
Corporate and other	481	2,007	1,401	5,673
	$150,833	$108,110	$287,160	$203,933
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from operations	$179,938	$295,374	$382,214	$524,654
Interest expense	(5,915)	(8,958)	(12,600)	(18,549)
Other income, net	8,181	22,058	10,826	31,154
Income before income taxes	$182,204	$308,474	$380,440	$537,259

	June 30, 2016	December 31, 2015
Total assets
Olefins	$2,130,028	$1,869,888
Vinyls	2,734,246	2,638,833
Corporate and other	1,056,290	1,060,564
	$5,920,564	$5,569,285
20. Pending Acquisition
On June 10, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axiall Corporation ("Axiall") and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which the Company will acquire all of the issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. The total value of this transaction is approximately $3,800,000, including the assumption of certain Axiall liabilities. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Axiall (the "Merger"). Axiall will survive the Merger as a wholly-owned subsidiary of the Company. Each of the Company's and Axiall's obligation to consummate the Merger is subject to a number of conditions specified in the Merger Agreement. The consummation of the Merger is not subject to a financing condition.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

In connection with the Merger Agreement, the Company has entered into a commitment letter, dated June 10, 2016 (the "Debt Commitment Letter"), with various lenders pursuant to which such lenders have agreed to provide for a senior unsecured bridge loan facility (the "Bridge Facility") of up to $1,765,000 in the aggregate for the purpose of providing the financing necessary to fund a portion of the consideration to be paid pursuant to the terms of the Merger Agreement and related fees and expenses. The funding of the Bridge Facility is contingent on the satisfaction of certain conditions set forth in the Debt Commitment Letter.
21. Subsequent Events
Revolving Credit Facility
On July 21, 2016, the Company entered into a commitment letter (the "Revolver Commitment Letter"), with JPMorgan Chase Bank, N.A. ("JPMorgan"), pursuant to which JPMorgan has agreed to structure, arrange and syndicate a senior unsecured five-year revolving credit facility (the "Revolver") in the aggregate principal amount of $1,000,000 and to commit to provide up to $250,000 of the Revolver. Up to $200,000 of the proposed Revolver would be available for the issuance of letters of credit and up to $50,000 of the Revolver would be available for swing line loans that could be drawn on same-day notice. The Revolver would be used to fund a portion of the consideration to be paid under the Merger Agreement and related fees and expenses, and otherwise for general corporate purposes and working capital needs. The closing of the Revolver is contingent on the satisfaction of certain conditions set forth in the Revolver Commitment Letter, including the receipt of commitments to lend from lenders. Upon the execution of the definitive documentation, the Company expects to terminate its current $400,000 senior secured revolving credit facility.
Senior Notes Offering
On August 3, 2016, the Company priced its private offering of $750,000 aggregate principal amount of 3.60% senior notes due 2026 (the "2026 Senior Notes") and $700,000 aggregate principal amount of 5.0% senior notes due 2046 (the "2046 Senior Notes," and together with the 2026 Senior Notes, the "New Notes"). The New Notes will be the Company's senior obligations and will be guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The New Notes and guarantees will be unsecured and will rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. The Company expects to enter into a registration rights agreement in which it will agree to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the New Notes. The Company intends to use the net proceeds from the offering to finance the Merger and to repay amounts under the term loan facility dated February 27, 2015 entered into by Axiall Holdco, Inc. (a wholly-owned subsidiary of Axiall), as the borrower, with the financial institutions party thereto.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$412,881	$1,095	$142,339	$214,682	$—	$770,997
Marketable securities	352,021	—	—	—	—	352,021
Accounts receivable, net	15,228	2,306,348	68,738	136,839	(1,944,298)	582,855
Inventories	—	348,372	2,493	97,661	—	448,526
Prepaid expenses and other current assets	11,126	15,861	73	12,820	(4,238)	35,642
Total current assets	791,256	2,671,676	213,643	462,002	(1,948,536)	2,190,041
Property, plant and equipment, net	—	1,606,327	1,203,249	420,947	—	3,230,523
Equity investments	5,269,364	1,211,547	—	471,900	(6,943,882)	8,929
Other assets, net	59,169	587,816	126,424	129,944	(412,282)	491,071
Total assets	$6,119,789	$6,077,366	$1,543,316	$1,484,793	$(9,304,700)	$5,920,564
Current liabilities
Accounts and notes payable	$1,924,189	$116,376	$93,294	$91,435	$(1,918,178)	$307,116
Accrued liabilities	8,873	164,520	75,405	94,545	(30,358)	312,985
Total current liabilities	1,933,062	280,896	168,699	185,980	(1,948,536)	620,101
Long-term debt	747,564	10,889	379,997	—	(379,997)	758,453
Deferred income taxes	—	618,716	1,712	48,596	(4,037)	664,987
Other liabilities	—	67,744	—	100,091	(28,248)	139,587
Total liabilities	2,680,626	978,245	550,408	334,667	(2,360,818)	2,183,128
Total Westlake Chemical Corporation stockholders' equity	3,439,163	5,099,121	992,908	851,853	(6,943,882)	3,439,163
Noncontrolling interests	—	—	—	298,273	—	298,273
Total equity	3,439,163	5,099,121	992,908	1,150,126	(6,943,882)	3,737,436
Total liabilities and equity	$6,119,789	$6,077,366	$1,543,316	$1,484,793	$(9,304,700)	$5,920,564

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$845,088	$210,841	$289,520	$(259,388)	$1,086,061
Cost of sales	—	720,774	122,460	255,846	(254,385)	844,695
Gross profit	—	124,314	88,381	33,674	(5,003)	241,366
Selling, general and administrative expenses	950	48,331	5,174	11,976	(5,003)	61,428
(Loss) income from operations	(950)	75,983	83,207	21,698	—	179,938
Interest expense	(10,688)	(13)	(221)	(50)	5,057	(5,915)
Other income, net	3,587	4,900	159	4,592	(5,057)	8,181
(Loss) income before income taxes	(8,051)	80,870	83,145	26,240	—	182,204
(Benefit from) provision for income taxes	(2,960)	62,396	297	6,851	—	66,584
Equity in net income of subsidiaries	116,215	71,849	—	10,999	(199,063)	—
Net income	111,124	90,323	82,848	30,388	(199,063)	115,620
Net income attributable to noncontrolling interests	—	—	—	4,496	—	4,496
Net income attributable to Westlake Chemical Corporation	$111,124	$90,323	$82,848	$25,892	$(199,063)	$111,124
Comprehensive income attributable to Westlake Chemical Corporation	$119,686	$102,001	$82,848	$12,392	$(197,241)	$119,686

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,629,152	$463,445	$552,434	$(583,783)	$2,061,248
Cost of sales	—	1,386,241	264,650	486,718	(573,312)	1,564,297
Gross profit	—	242,911	198,795	65,716	(10,471)	496,951
Selling, general and administrative expenses	1,557	88,959	10,452	24,240	(10,471)	114,737
(Loss) income from operations	(1,557)	153,952	188,343	41,476	—	382,214
Interest expense	(21,099)	(16)	(472)	(128)	9,115	(12,600)
Other income, net	5,402	11,343	243	2,953	(9,115)	10,826
(Loss) income before income taxes	(17,254)	165,279	188,114	44,301	—	380,440
(Benefit from) provision for income taxes	(6,182)	129,252	696	12,118	—	135,884
Equity in net income of subsidiaries	245,324	162,536	—	24,882	(432,742)	—
Net income	234,252	198,563	187,418	57,065	(432,742)	244,556
Net income attributable to noncontrolling interests	—	—	—	10,304	—	10,304
Net income attributable to Westlake Chemical Corporation	$234,252	$198,563	$187,418	$46,761	$(432,742)	$234,252
Comprehensive income attributable to Westlake Chemical Corporation	$281,443	$222,127	$187,418	$56,066	$(465,611)	$281,443

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$234,252	$198,563	$187,418	$57,065	$(432,742)	$244,556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	417	71,640	41,182	20,142	—	133,381
Deferred income taxes	(4,802)	105,828	320	1,644	—	102,990
Net changes in working capital and other	(275,002)	(194,894)	(40,445)	(33,436)	432,742	(111,035)
Net cash (used for) provided by operating activities	(45,135)	181,137	188,475	45,415	—	369,892
Cash flows from investing activities
Additions to property, plant and equipment	—	(101,270)	(168,533)	(17,357)	—	(287,160)
Proceeds from disposition of assets	—	7	98	—	—	105
Proceeds from sales and maturities of securities	302,432	—	—	—	—	302,432
Purchase of securities	(130,830)	(7,592)	—	—	—	(138,422)
Settlements of derivative instruments	—	(3,372)	—	—	—	(3,372)
Net cash provided by (used for) investing activities	171,602	(112,227)	(168,435)	(17,357)	—	(126,417)
Cash flows from financing activities
Intercompany financing	106,904	(233,536)	131,832	(5,200)	—	—
Intercompany financing—OpCo	—	500	(500)	—	—	—
Debt issuance costs	(9,700)	—	—	—	—	(9,700)
Dividends paid	(47,317)	—	—	—	—	(47,317)
Distributions paid	—	158,393	(172,463)	5,986	—	(8,084)
Proceeds from exercise of stock options	481	—	—	—	—	481
Proceeds from issuance of notes payable	—	—	—	3,842	—	3,842
Repayment of notes payable	—	—	—	(8,626)	—	(8,626)
Repurchase of common stock for treasury	(67,404)	—	—	—	—	(67,404)
Windfall tax benefits from share-based payment arrangements	319	—	—	—	—	319
Net cash used for financing activities	(16,717)	(74,643)	(41,131)	(3,998)	—	(136,489)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,486	—	1,486
Net increase (decrease) in cash and cash equivalents	109,750	(5,733)	(21,091)	25,546	—	108,472
Cash and cash equivalents at beginning of period	303,131	6,828	163,430	189,136	—	662,525
Cash and cash equivalents at end of period	$412,881	$1,095	$142,339	$214,682	$—	$770,997

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$351,437	$304,242	$177,899	$59,996	$(533,106)	$360,468
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,002	59,792	40,195	18,994	—	119,983
Deferred income taxes	(40)	929	(234)	2,433	—	3,088
Net changes in working capital and other	(371,716)	(310,600)	15,748	85,278	533,106	(48,184)
Net cash (used for) provided by operating activities	(19,317)	54,363	233,608	166,701	—	435,355
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(95,363)	(95,514)	(13,056)	—	(203,933)
Proceeds from sales and maturities of securities	15,037	—	—	—	—	15,037
Settlements of derivative instruments	—	(1,174)	—	—	—	(1,174)
Net cash provided by (used for) investing activities	15,037	(96,537)	(95,514)	2,726	—	(174,288)
Cash flows from financing activities
Intercompany financing	208,692	(269,281)	53,354	7,235	—	—
Intercompany financing—OpCo	—	135,341	(135,341)	—	—	—
Dividends paid	(43,896)	—	—	—	—	(43,896)
Distributions paid	—	176,980	(189,103)	4,905	—	(7,218)
Purchase of limited partner interests	—	—	135,341	(135,341)	—	—
Proceeds from exercise of stock options	831	—	—	—	—	831
Proceeds from issuance of notes payable	—	—	—	2,392	—	2,392
Repayment of notes payable	—	—	—	(4,299)	—	(4,299)
Repurchase of common stock for treasury	(62,804)	—	—	—	—	(62,804)
Windfall tax benefits from share-based payment arrangements	1,895	—	—	—	—	1,895
Net cash provided by (used for) financing activities	104,718	43,040	(135,749)	(125,108)	—	(113,099)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	OpCo (Less Than 100% Owned Guarantor Subsidiary)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,000)	—	(2,000)
Net increase in cash and cash equivalents	100,438	866	2,345	42,319	—	145,968
Cash and cash equivalents at beginning of period	655,947	3,057	131,545	90,052	—	880,601
Cash and cash equivalents at end of period	$756,385	$3,923	$133,890	$132,371	$—	$1,026,569

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the second quarter of 2016, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the second quarter of 2016. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices. Looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability.
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
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2016 and beyond, our financial condition, results of operations or cash flows could be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.
Recent Developments
On June 10, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Axiall Corporation ("Axiall") and Lagoon Merger Sub, Inc., our wholly-owned subsidiary ("Merger Sub"), pursuant to which we will acquire all of the issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. The total value of this transaction is approximately $3.8 billion, including the assumption of certain Axiall liabilities. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Axiall (the "Merger"). Axiall will survive the Merger as our wholly-owned subsidiary. Each of our and Axiall's obligation to consummate the Merger is subject to a number of conditions specified in the Merger Agreement. The consummation of the Merger is not subject to a financing condition.
In connection with the Merger Agreement, we entered into a commitment letter, dated June 10, 2016 (the "Debt Commitment Letter"), with various lenders pursuant to which such lenders have agreed to provide for a senior unsecured bridge loan facility (the "Bridge Facility") of up to $1.765 billion in the aggregate for the purpose of providing the financing necessary to fund a portion of the consideration to be paid pursuant to the terms of the Merger Agreement and related fees and expenses. The funding of the Bridge Facility is contingent on the satisfaction of certain conditions set forth in the Debt Commitment Letter.

On August 3, 2016, we priced a private offering of $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "2026 Senior Notes") and $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "2046 Senior Notes," and together with the 2026 Senior Notes, the "New Notes").
On July 21, 2016, we entered into a commitment letter (the "Revolver Commitment Letter"), with JPMorgan Chase Bank, N.A. ("JPMorgan"), pursuant to which JPMorgan has agreed to structure, arrange and syndicate a senior unsecured five-year revolving credit facility (the "Revolver") in the aggregate principal amount of $1.0 billion and to commit to provide up to $250.0 million of the Revolver. Upon the execution of the definitive documentation, we expect to terminate our current $400.0 million senior secured revolving credit facility.
See Note 21 for further information relating to the New Notes and the Revolver Commitment Letter.
In July 2016, OpCo completed planned major maintenance activities, or a turnaround, of its Petro 1 ethylene unit at our Lake Charles, Louisiana site. In conjunction with this turnaround, OpCo also completed an upgrade and capacity expansion of the Petro 1 ethylene unit. The Petro 1 expansion project is expected to increase ethylene capacity by approximately 250 million pounds annually. Income from operations for the second quarter of 2016 was, and income from operations for the third quarter of 2016 will be, negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the planned turnaround and expansion.
On July 18, 2016, we announced that our Calvert City facility was in the process of restarting as a result of an unexpected shut down that occurred on June 1, 2016. The unplanned outage was caused by a mechanical failure of OpCo's ethylene unit, which resulted in a complete outage of the facility and halted all production including the production of ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM"), chlor-alkali and PVC resin. Income from operations for the second quarter of 2016 was, and income from operations for the third quarter of 2016 will be, negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the unplanned outage.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$371,658	$450,482	$717,690	$859,914
Styrene, feedstock and other	122,826	170,396	207,814	344,041
Total Olefins	494,484	620,878	925,504	1,203,955
Vinyls
PVC, caustic soda and other	462,472	429,878	893,374	846,866
Building products	129,105	134,246	242,370	237,712
Total Vinyls	591,577	564,124	1,135,744	1,084,578
Total	$1,086,061	$1,185,002	$2,061,248	$2,288,533

Income (loss) from operations
Olefins	$140,564	$220,938	$289,799	$412,041
Vinyls	52,208	87,966	114,324	135,052
Corporate and other	(12,834)	(13,530)	(21,909)	(22,439)
Total income from operations	179,938	295,374	382,214	524,654
Interest expense	(5,915)	(8,958)	(12,600)	(18,549)
Other income, net	8,181	22,058	10,826	31,154
Provision for income taxes	66,584	98,413	135,884	176,791
Net income	115,620	210,061	244,556	360,468
Net income attributable to noncontrolling interests	4,496	4,966	10,304	9,031
Net income attributable to Westlake Chemical Corporation	$111,124	$205,095	$234,252	$351,437
Diluted earnings per share	$0.85	$1.54	$1.79	$2.64
EBITDA (1)	$255,369	$377,772	$526,004	$674,789
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-12.1%	-8.3%	-14.3%	-8.8%
Vinyls	-6.2%	+11.1%	-6.8%	+11.5%
Company average	-9.3%	+0.9%	-10.8%	+0.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average industry prices (1)
Ethane (cents/lb)	6.8	6.2	6.1	6.2
Propane (cents/lb)	11.7	10.8	10.4	11.7
Ethylene (cents/lb) (2)	25.9	36.1	23.5	36.3
Polyethylene (cents/lb) (3)	75.0	78.3	71.7	77.5
Styrene (cents/lb) (4)	65.2	65.8	61.6	60.1
Caustic soda ($/short ton) (5)	611.7	576.7	597.1	582.5
Chlorine ($/short ton) (6)	296.7	268.3	290.8	253.8
PVC (cents/lb) (7)	70.5	67.5	67.7	66.5
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American contract prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
EBITDA	$255,369	$377,772	$526,004	$674,789
Less:
Provision for income taxes	66,584	98,413	135,884	176,791
Interest expense	5,915	8,958	12,600	18,549
Depreciation and amortization	67,250	60,340	132,964	118,981
Net income	115,620	210,061	244,556	360,468
Changes in operating assets and liabilities and other	80,984	36,981	22,346	71,799
Deferred income taxes	44,353	(2,243)	102,990	3,088
Net cash provided by operating activities	$240,957	$244,799	$369,892	$435,355

Summary
For the quarter ended June 30, 2016, net income attributable to Westlake Chemical Corporation was $111.1 million, or $0.85 per diluted share, on net sales of $1.1 billion. This represents a decrease in net income attributable to Westlake Chemical Corporation of $94.0 million, or $0.69 per diluted share, compared to the quarter ended June 30, 2015 net income attributable to Westlake Chemical Corporation of $205.1 million, or $1.54 per diluted share, on net sales of $1.2 billion. Net income for the second quarter of 2016 was impacted by (1) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, an unplanned outage at our Calvert City facility and other unplanned outages totaling approximately $65.7 million, or $0.33 per diluted share; (2) lost sales associated with such turnarounds and outages; and (3) pre-tax acquisition-related costs of approximately $7.7 million, or $0.04 per diluted share, related to the pending Merger. Net income for the second quarter of 2015 included a net pre-tax gain of $15.5 million, or $0.13 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu"), net of related expenses, and the partial impairment of an equity method investment. In addition, the bargain purchase gain on acquisition was non-taxable and lowered our effective tax rate for the second quarter of 2015. Net sales for the second quarter of 2016 decreased by $98.9 million compared to net sales for the second quarter of 2015, mainly due to lower sales prices for all our major products and lower sales volumes for polyethylene, ethylene and ethylene co-products, partially offset by higher sales volumes for PVC resin and styrene and sales contributed by Huasu. We acquired a controlling interest in Huasu in June 2015. Sales prices in the second quarter of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Income from operations was $179.9 million for the second quarter of 2016 as compared to $295.4 million for the second quarter of 2015. The decrease in income from operations for the second quarter of 2016 was mainly a result of the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages. In addition, income from operations for the second quarter of 2016 was negatively impacted by lower sales prices for all our major products and costs related to the pending Merger. This decrease was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the second quarter of 2015.
For the six months ended June 30, 2016, net income attributable to Westlake Chemical Corporation was $234.3 million, or $1.79 per diluted share, on net sales of $2.1 billion. This represents a decrease in net income attributable to Westlake Chemical Corporation of $117.1 million, or $0.85 per diluted share, from the six months ended June 30, 2015 net income attributable to Westlake Chemical Corporation of $351.4 million, or $2.64 per diluted share, on net sales of $2.3 billion. Net income for the six months ended June 30, 2016 was impacted by (1) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages totaling approximately $67.5 million, or $0.34 per diluted share; (2) lost sales associated with such turnarounds and outages; and (3) pre-tax acquisition-related costs of approximately $9.4 million, or $0.05 per diluted share, related to the pending Merger. Net income for the six months ended June 30, 2015 included a net pre-tax gain of $15.5 million, or $0.13 per diluted share, related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and the partial impairment of an equity method investment. In addition, the bargain purchase gain on acquisition was non-taxable and lowered our effective tax rate for the six months ended June 30, 2015. Net sales for the six months ended June 30, 2016 decreased by $227.3 million compared to the prior-year period, primarily due to lower sales prices for all our major products and lower sales volumes for ethylene and ethylene co-products, partially offset by higher sales volumes for PVC resin and styrene and sales contributed by Huasu. Income from operations was $382.2 million for the six months ended June 30, 2016 as compared to $524.7 million for the six months ended June 30, 2015, a decrease mainly attributable to the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages. In addition, income from operations for the six months ended June 30, 2016 was negatively impacted by lower sales prices for all our major products and costs related to the pending Merger. This decrease was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior-year period.
RESULTS OF OPERATIONS
Second Quarter 2016 Compared with Second Quarter 2015
Net Sales. Net sales decreased by $98.9 million, or 8.3%, to $1.1 billion in the second quarter of 2016 from $1.2 billion in the second quarter of 2015, primarily attributable to lower sales prices for all our major products and lower sales volumes for polyethylene, ethylene and ethylene co-products, partially offset by higher sales volumes for PVC resin and styrene and sales contributed by Huasu. We acquired a controlling interest in Huasu in June 2015. Average sales prices for the second quarter of 2016 decreased by 9.3% as compared to the second quarter of 2015. Sales prices in the second quarter of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Overall sales volumes increased marginally by 0.9% as compared to the second quarter of 2015.
Gross Profit. Gross profit margin percentage decreased to 22.2% in the second quarter of 2016 from 29.8% in the second quarter of 2015. The second quarter 2016 gross profit was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages during the second quarter of 2016. In addition, lower sales prices for our major products further contributed to the decrease in second quarter 2016 gross profit margin. Sales prices decreased an average of 9.3% for the second quarter of 2016 as compared to the second quarter of 2015. The decrease in second quarter 2016 gross profit margin was partially offset by higher product margins at our European operations and lower average feedstock and energy costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.6 million to $61.4 million in the second quarter of 2016 as compared to $57.8 million in the second quarter of 2015. This increase was mainly due to fees incurred associated with the pending Merger, partially offset by lower consulting and professional fees in matters unrelated to the pending Merger, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $3.1 million to $5.9 million in the second quarter of 2016 from $9.0 million in the second quarter of 2015 largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net decreased by $13.9 million to $8.2 million in the second quarter of 2016 from $22.1 million in the second quarter of 2015. Dividend income and interest income were higher for the second quarter of 2016 as compared to the prior-year period. Second quarter 2015 other income, net included a gain of approximately $15.5 million related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and the partial impairment of an equity method investment.
Income Taxes. The effective income tax rate was 36.5% for the second quarter of 2016. The effective income tax rate for the second quarter of 2016 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction and income attributable to noncontrolling interests. The effective income tax rate was 31.9% for the second quarter of 2015. The effective income tax rate for the second quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $126.4 million, or 20.4%, to $494.5 million in the second quarter of 2016 from $620.9 million in the second quarter of 2015, primarily due to lower sales prices for our major products and lower sales volumes for polyethylene, ethylene and ethylene co-products, partially offset by higher styrene sales volume, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 12.1% in the second quarter of 2016 as compared to the second quarter of 2015. Average sales volumes for the Olefins segment decreased by 8.3% in the second quarter of 2016 as compared to the second quarter of 2015.
Income from Operations. Income from operations for the Olefins segment decreased by $80.3 million, or 36.4%, to $140.6 million in the second quarter of 2016 from $220.9 million in the second quarter of 2015. This decrease was mainly attributable to the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and unplanned outages during the second quarter of 2016. In addition, lower sales prices, partially offset by lower feedstock and energy costs, resulted in lower olefins integrated product margins for the second quarter of 2016 as compared to the prior-year period. Trading activity in the second quarter of 2016 resulted in a gain of $11.6 million as compared to a gain of $0.6 million in the second quarter of 2015.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $27.5 million, or 4.9%, to $591.6 million in the second quarter of 2016 from $564.1 million in the second quarter of 2015. This increase was mainly attributable to sales contributed by Huasu, partially offset by lower sales prices for all of our major products, as compared to the prior-year period. In addition, in spite of the impact from the unplanned outage at our Calvert City facility, PVC resin sales volume for the second quarter of 2016 was higher as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 6.2% in the second quarter of 2016 as compared to the second quarter of 2015. Average sales volumes for the Vinyls segment increased by 11.1% in the second quarter of 2016 as compared to the second quarter of 2015.

Income from Operations. Income from operations for the Vinyls segment decreased by $35.8 million, or 40.7%, to $52.2 million in the second quarter of 2016 from $88.0 million in the second quarter of 2015. This decrease was mainly caused by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility, costs incurred related to several planned maintenance turnarounds completed in the second quarter of 2016 and lower sales prices for all of our major products, partially offset by higher product margins at our European operations, as compared to the prior-year period.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Net Sales. Net sales decreased by $227.3 million, or 9.9%, to $2.1 billion for the six months ended June 30, 2016 from $2.3 billion for the six months ended June 30, 2015, primarily attributable to lower sales prices for all our major products and lower sales volumes for ethylene and ethylene co-products, partially offset by higher sales volumes for PVC resin and styrene and sales contributed by Huasu, as compared to the prior-year period. Average sales prices for the six months ended June 30, 2016 decreased by 10.8% as compared to the six months ended June 30, 2015. Sales prices in the first six months of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Overall sales volumes for the six months ended June 30, 2016 increased marginally by 0.8% as compared to the six months ended June 30, 2015.
Gross Profit. Gross profit margin percentage of 24.1% for the six months ended June 30, 2016 decreased from the 27.9% gross profit margin percentage for the six months ended June 30, 2015. The decrease was mainly attributable to the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages during the first six months of 2016. In addition, lower sales prices for our major products contributed to the lower gross profit margin for the six months ended June 30, 2016 as compared to the prior-year period. Sales prices decreased an average of 10.8% for the six months ended June 30, 2016 as compared to the prior-year period. The decrease in gross profit for the six months ended June 30, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior-year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million to $114.7 million for the six months ended June 30, 2016 as compared to $113.1 million for the six months ended June 30, 2015. This increase was mainly attributable to fees incurred associated with the pending Merger, mostly offset by lower consulting and professional fees in matters unrelated to the pending Merger and lower general expenses, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $5.9 million to $12.6 million for the six months ended June 30, 2016, largely as a result of increased capitalized interest on major capital projects as compared to the prior-year period. Debt balances remained relatively unchanged from the prior-year period.
Other Income, Net. Other income, net decreased by $20.4 million to $10.8 million for the six months ended June 30, 2016 from $31.2 million for the six months ended June 30, 2015. The decrease from the prior-year period was mainly due to the negative impact of foreign exchange changes and lower income from our equity method investments, partially offset by higher interest income. Other income, net for the six months ended June 30, 2015 included a gain of approximately $15.5 million related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and the partial impairment of an equity method investment.
Income Taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2016. The effective income tax rate for the 2016 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction and income attributable to noncontrolling interests. The effective income tax rate was 32.9% for the six months ended June 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $278.5 million, or 23.1%, to $0.9 billion for the six months ended June 30, 2016 from $1.2 billion for the six months ended June 30, 2015, mainly due to lower sales prices for our major products and lower sales volumes for ethylene and ethylene co-products, partially offset by higher styrene sales volume, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 14.3% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Average sales volumes for the Olefins segment decreased by 8.8% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Income from Operations. Income from operations decreased by $122.2 million, or 29.7%, to $289.8 million for the six months ended June 30, 2016 from $412.0 million for the six months ended June 30, 2015. This decrease was mainly attributable to the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and unplanned outages during the first six months of 2016. In addition, olefins integrated product margins were lower primarily as a result of lower sales prices, partially offset by lower feedstock and energy costs, for the six months ended June 30, 2016 as compared to the prior-year period. Trading activity for the six months ended June 30, 2016 resulted in a gain of $15.6 million as compared to a gain of $4.8 million for the prior-year period.
Vinyls Segment
Net Sales. Net sales increased by $51.1 million, or 4.7%, to $1.1 billion for the six months ended June 30, 2016 from $1.1 billion for the six months ended June 30, 2015. This increase was primarily attributable to sales contributed by Huasu and higher sales volumes for PVC resin and caustic soda, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 6.8% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Average sales volumes for the Vinyls segment increased by 11.5% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Income from Operations. Income from operations decreased by $20.8 million to $114.3 million for the six months ended June 30, 2016 from $135.1 million for the six months ended June 30, 2015. This decrease was mainly caused by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility and costs incurred related to several planned maintenance turnarounds completed in the first six months of 2016. Income from operations for the six months ended June 30, 2016 was also lower as a result of lower sales prices for our major products, partially offset by higher product margins at our European operations and higher caustic soda sales volume primarily attributable to higher production rates at our Geismar chlor-alkali plant, as compared to the prior-year period.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Cash Flows
Operating Activities
Operating activities provided cash of $369.9 million in the first six months of 2016 compared to cash provided by operating activities of $435.4 million in the first six months of 2015. The $65.5 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, an increase in working capital requirements and an increase in deferred turnaround costs associated with OpCo's Lake Charles Petro 1 turnaround, partially offset by lower income taxes paid, as compared to the prior-year period. Income from operations decreased by $142.5 million in the first six months of 2016, mostly attributable to the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other unplanned outages and lower sales prices for all our major products, as compared to the prior-year period. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $45.5 million in the first six months of 2016, compared to $25.9 million of cash used in the first six months of 2015, an unfavorable change of $19.6 million.
Investing Activities
Net cash used for investing activities during the first six months of 2016 was $126.4 million as compared to net cash used for investing activities of $174.3 million in the first six months of 2015. Capital expenditures were $287.2 million in the first six months of 2016 compared to $203.9 million in the first six months of 2015. Capital expenditures in the first six months of 2016 and 2015 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first six months of 2016 and 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in the first six months of 2016 totaled $138.4 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $302.4 million from the sales and maturities of our investments in the first six months of 2016. The activity during the first six months of 2015 was primarily related to the receipt of proceeds from the sales and maturities of our investments. In addition, we acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of a controlling interest in Huasu.

Financing Activities
Net cash used for financing activities during the first six months of 2016 was $136.5 million as compared to net cash used for financing activities of $113.1 million in the first six months of 2015. The activity during the first six months of 2016 was primarily related to the $47.3 million payment of cash dividends, the $8.1 million payment of cash distributions to noncontrolling interests, the $9.7 million structuring and other fees incurred for the senior unsecured bridge loan facility and the $67.4 million of cash used for repurchases of shares of our common stock. In addition, we repaid $8.6 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $3.8 million of proceeds from the issuance of such notes payable. The financing activities during the first six months of 2015 were mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests and the repurchase of shares of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, investments in current marketable securities, cash from operations, short-term borrowings under our revolving credit facility and our long-term financing.
On June 10, 2016, we entered into a Merger Agreement with Axiall and Merger Sub, pursuant to which we will acquire all of the issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. The total value of this transaction is approximately $3.8 billion, including the assumption of certain Axiall liabilities. We intend to pay for the acquisition of Axiall with a combination of cash on hand and external long-term debt funding.
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of our revolving credit facility and OpCo's revolving credit facility with another subsidiary of ours and other external financing. As of June 30, 2016, OpCo had incurred a total cost of approximately $21.8 million on the Calvert City ethylene expansion capital project.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. During the three months ended June 30, 2016, we repurchased 1,511,109 shares of our common stock for an aggregate purchase price of approximately $66.7 million under the 2014 Program. As of June 30, 2016, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
We believe that our sources of liquidity as described above will be adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets. Our management believes that borrowing under our revolving credit facility should be available up to our borrowing base, if needed. At June 30, 2016, the borrowing base of our credit facility was $388.4 million, which is below the maximum borrowing capacity of $400.0 million due to our low carrying amount of accounts receivable and inventory, which make up the borrowing base.
Cash and Cash Equivalents
As of June 30, 2016, our cash, cash equivalents and current marketable securities totaled $1.1 billion. In addition, we have a revolving credit facility available to supplement cash if needed, as described under "Debt" below.

Debt
In connection with the Merger Agreement, we entered into the Debt Commitment Letter with various lenders pursuant to which such lenders have agreed to provide for a Bridge Facility of up to $1.765 billion in the aggregate for the purpose of providing the financing necessary to fund a portion of the consideration to be paid pursuant to the terms of the Merger Agreement and related fees and expenses. The funding of the Bridge Facility is contingent on the satisfaction of certain conditions set forth in the Debt Commitment Letter.
As of June 30, 2016, our long-term debt, including current maturities, totaled $758.5 million, consisting of $250.0 million principal amount of 3.60% senior notes due 2022, $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% GO Zone Senior Notes Due 2035"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% IKE Zone Senior Notes Due 2035") (collectively, but excluding the 3.60% senior notes due 2022, the "Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit), less unamortized discount and debt issuance costs of $6.4 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035 evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of June 30, 2016, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of June 30, 2016, we were in compliance with all of the covenants with respect to the 3.60% senior notes due 2022, the Senior Notes, our waste disposal revenue bonds and our revolving credit facility.
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
At June 30, 2016, we had no borrowings outstanding under the revolving credit facility. Any borrowings under the facility will bear interest at either LIBOR plus a spread ranging from 1.25% to 1.75%, provided that so long as we are rated investment grade, the margin for LIBOR loans will not exceed 1.50%, or a base rate plus a spread ranging from 0.0% to 0.50%. The revolving credit facility also requires an unused commitment fee of 0.25% per annum. All interest rates under the facility are subject to monthly grid pricing adjustments based on prior month average daily loan availability. The revolving credit facility matures on July 17, 2019. As of June 30, 2016, we had outstanding letters of credit totaling $18.5 million and borrowing availability of $369.8 million under the revolving credit facility.
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
GO Zone and IKE Zone Bonds
As of June 30, 2016, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% GO Zone Senior Notes Due 2035 and 6 ½% IKE Zone Senior Notes Due 2035. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2015 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% GO Zone Senior Notes Due 2035 and the 6 ½% IKE Zone Senior Notes Due 2035. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"). The revolving credit facility matures in 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2016, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.

Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of June 30, 2016, outstanding borrowings under the credit facility totaled $348.2 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Similarly, statements made herein and elsewhere regarding our pending acquisition of Axiall are also forward-looking statements, including statements regarding the anticipated closing date of the acquisition, the ability to obtain regulatory approvals or to satisfy closing conditions, the costs of the acquisition or the source or structure of the financing, the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit facility;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Calvert City facility;

•	results of acquisitions, including our planned transaction to acquire Axiall (including financing of the transaction and the benefits, results, effects and timing thereof);

•	pension plan obligations, funding requirements and investment policies;

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

•	current and potential governmental regulatory actions in the United States and other countries and political unrest in other areas;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations;

•	technological developments;

•	our ability to consummate the Merger;

•	business uncertainties while the Merger is pending;

•	our ability to realize anticipated benefits of the Merger and to integrate Axiall's business;

•	charges or other liabilities relating to the Merger;

•	the significant indebtedness that we may incur in connection with the Merger;

•	our ability to integrate acquired businesses other than Axiall;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2016, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $18.1 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $6.3 million. Additional information concerning derivative commodity instruments appears in Notes 12 and 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2016, we had $10.9 million principal amount of variable rate debt outstanding. All of the debt outstanding under our revolving credit facility (none was outstanding at June 30, 2016) and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of June 30, 2016 was 0.52%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at June 30, 2016, we had $754.0 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $7.5 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2015 Form 10-K. The information below includes additional risks relating to our previously announced plans to acquire Axiall. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
We and Axiall must obtain certain approvals and governmental and regulatory consents to consummate the Merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.
The Merger is subject to customary closing conditions. These closing conditions include, among others, (1) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Axiall common stock, (2) the receipt of certain required regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (3) the absence of an order, judgment, injunction or law prohibiting the consummation of the Merger, (4) the accuracy of the other party's representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement) and (5) each party's compliance with or performance of its covenants and agreements contained in the Merger Agreement in all material respects. The waiting period under the Canadian Competition Act expired on July 28, 2016, and the waiting period under the HSR Act expired on August 4, 2016.
The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the Merger. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger or may reduce the anticipated benefits of the transaction. Further, no assurance can be given that the Axiall stockholder approval will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we and Axiall agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Merger, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate our operations with Axiall's operations or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction or have a material adverse effect on our business and results of operations.
Even if the required approvals and governmental and regulatory consents are obtained under acceptable conditions, we or Axiall may elect to terminate the Merger Agreement in certain circumstances as described in the Merger Agreement and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after receipt of the Axiall stockholder approval, as applicable.
Failure to consummate the Merger could negatively impact our share price and our future business and financial results.
If the Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the proposed transaction;

•
matters relating to the transaction (including integration planning) may have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•
we also could be subject to litigation related to a failure to consummate the transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

If the Merger is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.
While the Merger is pending, we and Axiall will be subject to business uncertainties that could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on us and/or Axiall. These uncertainties may impair our and/or Axiall's ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us and Axiall to seek to change or terminate existing business relationships with us and/or Axiall. Employee retention may be particularly challenging during the pendency of the Merger because employees may experience uncertainty about their future roles with us. If, despite our and Axiall's retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be seriously harmed.
We may not realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate the Westlake and Axiall businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Axiall's business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Merger. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining Axiall's business with our business;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	successfully managing relationships with our strategic partners and our supplier and customer base;

•	challenges in maintaining existing, and establishing new, business relationships; and

•	challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and our results of operations. In addition, even if the operations of our business and Axiall's business are integrated successfully, we may not realize the full benefits of the Merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of the Merger and negatively impact us. As a result, we cannot be certain that the combination of the Westlake and Axiall businesses will result in the realization of the full benefits anticipated from the Merger.
The Merger may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Axiall with our existing business and operations. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities that we are assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the Merger could decline to the extent the combined company's financial results are materially affected by any of these events.
Our level of debt, including that incurred in connection with the Merger, could adversely affect our ability to operate our business.
As of June 30, 2016, we had total outstanding debt of $758.5 million, and our debt represented approximately 17% of our total capitalization. Our annual interest expense for 2015 was $34.7 million, net of interest capitalized of $10.4 million. We expect to incur up to $1.6 billion of additional debt to complete the acquisition of Axiall. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
These factors could be magnified or accelerated to the extent we were to finance future acquisitions, including the Merger, with significant amounts of debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2016	75	(1)	$46.03	—	$238,012,000
May 2016	1,266,009	(2)	$44.03	1,266,009	$182,275,000
June 2016	245,100	(2)	$44.84	245,100	$171,285,000
	1,511,184		$44.16	1,511,109
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of June 30, 2016, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

2.1
Agreement and Plan of Merger, dated June 10, 2016, by and among Westlake Chemical Corporation, Lagoon Merger Sub, Inc. and Axiall Corporation (incorporated by reference to Exhibit 2.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260)

10.1
Commitment Letter, dated June 10, 2016, by and among Westlake Chemical Corporation, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 9, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated June 10, 2016, by and among Westlake Chemical Corporation, Lagoon Merger Sub, Inc. and Axiall Corporation (incorporated by reference to Exhibit 2.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260)

10.1
Commitment Letter, dated June 10, 2016, by and among Westlake Chemical Corporation, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260)

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