Form 10-Q
period 2016-09-30
WESTLAKE CHEMICAL CORP
filed 2016-11-09
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of November 2, 2016 was 128,903,141.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$380,519	$662,525
Marketable securities	—	520,144
Accounts receivable, net	1,070,501	508,532
Inventories	744,536	434,060
Prepaid expenses and other current assets	54,868	14,489
Restricted cash	169,320	—
Deferred income taxes	—	35,439
Total current assets	2,419,744	2,175,189
Property, plant and equipment, net	6,450,947	3,004,067
Other assets, net
Goodwill	925,700	62,016
Customer relationships	604,551	52,677
Other intangible assets, net	185,651	98,711
Deferred charges and other assets, net	310,456	176,625
Total other assets, net	2,026,358	390,029
Total assets	$10,897,049	$5,569,285
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$503,388	$235,329
Accrued liabilities	552,581	287,313
Term loan	148,681	—
Total current liabilities	1,204,650	522,642
Long-term debt, net	3,680,585	758,148
Deferred income taxes	1,607,084	575,603
Pension and other post-retirement benefits	434,067	122,821
Other liabilities	146,526	28,140
Total liabilities	7,072,912	2,007,354
Commitments and contingencies (Notes 10 and 20)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,663,244 shares issued at September 30, 2016 and December 31, 2015, respectively	1,347	1,347
Common stock, held in treasury, at cost; 5,752,377 and 4,444,898 shares at September 30, 2016 and December 31, 2015, respectively	(319,980)	(258,312)
Additional paid-in capital	546,519	542,148
Retained earnings	3,337,968	3,109,987
Accumulated other comprehensive loss	(108,126)	(129,292)
Total Westlake Chemical Corporation stockholders' equity	3,457,728	3,265,878
Noncontrolling interests	366,409	296,053
Total equity	3,824,137	3,561,931
Total liabilities and equity	$10,897,049	$5,569,285
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,279,028	$1,188,037	$3,340,276	$3,476,570
Cost of sales	1,076,895	876,761	2,641,192	2,527,567
Gross profit	202,133	311,276	699,084	949,003
Selling, general and administrative expenses	72,729	57,248	179,757	170,321
Transaction and integration-related costs	82,841	—	90,550	—
Income from operations	46,563	254,028	428,777	778,682
Other income (expense)
Interest expense	(24,366)	(8,211)	(36,966)	(26,760)
Other income, net	41,265	2,636	52,091	33,790
Income before income taxes	63,462	248,453	443,902	785,712
(Benefit from) provision for income taxes	(6,552)	60,033	129,332	236,824
Net income	70,014	188,420	314,570	548,888
Net income attributable to noncontrolling interests	4,352	4,816	14,656	13,847
Net income attributable to Westlake Chemical Corporation	$65,662	$183,604	$299,914	$535,041
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.51	$1.39	$2.31	$4.04
Diluted	$0.51	$1.39	$2.29	$4.02
Weighted average common shares outstanding:
Basic	128,793,661	131,664,296	129,519,577	132,301,814
Diluted	129,379,956	132,121,235	130,103,897	132,786,534
Dividends per common share	$0.1906	$0.1815	$0.5536	$0.5115
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands of dollars)
Net income	$70,014	$188,420	$314,570	$548,888
Other comprehensive (loss) income, net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	(206)	(22)	(412)	(208)
Amortization of benefits liability	369	692	1,072	2,019
Income tax provision on pension and other post-retirement benefits liability	(60)	(232)	(251)	(621)
Foreign currency translation adjustments	6,453	(1,920)	15,758	(43,746)
Available-for-sale investments
Unrealized holding gains (losses) on investments	1,550	(716)	61,524	3,987
Reclassification of net realized gains to net income	(52,401)	—	(53,720)	(3,795)
Income tax benefit (provision) on available-for-sale investments	18,270	257	(2,805)	(68)
Other comprehensive (loss) income	(26,025)	(1,941)	21,166	(42,432)
Comprehensive income	43,989	186,479	335,736	506,456
Comprehensive income attributable to noncontrolling interests, net of tax of $0 for each of the respective periods presented	4,352	4,816	14,656	13,847
Comprehensive income attributable to Westlake Chemical Corporation	$39,637	$181,663	$321,080	$492,609
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$314,570	$548,888
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	227,193	180,229
Provision for doubtful accounts	1,176	778
Amortization of debt issuance costs	1,018	1,504
Stock-based compensation expense	6,588	7,544
Loss from disposition of property, plant and equipment	6,541	2,590
Gains realized on previously held shares of Axiall common stock and from sales of securities	(53,720)	(3,795)
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	—	(21,045)
Impairment of equity method investment	—	4,925
Deferred income taxes	105,910	7,585
Windfall tax benefits from share-based payment arrangements	(1,190)	(2,452)
Income from equity method investments, net of dividends	(61)	(1,016)
Other losses, net	833	3,584
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(92,311)	54,937
Inventories	(6,124)	105,899
Prepaid expenses and other current assets	1,631	(5,496)
Accounts payable	34,109	(30,511)
Accrued liabilities	73,157	(10,893)
Other, net	(75,160)	(1,955)
Net cash provided by operating activities	544,160	841,300
Cash flows from investing activities
Acquisition of business, net of cash acquired	(2,437,829)	15,782
Additions to cost method investment	(4,000)	—
Additions to property, plant and equipment	(467,330)	(329,236)
Proceeds from disposition of assets	213	17
Proceeds from disposition of equity method investment	—	27,865
Proceeds from sales and maturities of securities	662,938	16,056
Purchase of securities	(138,422)	(282,542)
Settlements of derivative instruments	(4,655)	(1,535)
Net cash used for investing activities	(2,389,085)	(553,593)
Cash flows from financing activities
Debt issuance costs	(35,207)	—
Dividends paid	(71,933)	(67,852)
Distributions to noncontrolling interests	(12,300)	(10,982)
Proceeds from debt issuance	1,428,512	—
Proceeds from exercise of stock options	1,650	984
Proceeds from issuance of notes payable	5,597	19,483
Proceeds from term loan and drawdown of revolver	600,000	—
Restricted cash associated with term loan	(154,000)	—
Repayment of notes payable	(10,602)	(32,954)
Repayment of revolver	(125,000)	—
Repurchase of common stock for treasury	(67,406)	(114,254)
Windfall tax benefits from share-based payment arrangements	1,190	2,452
Net cash provided by (used for) financing activities	1,560,501	(203,123)
Effect of exchange rate changes on cash and cash equivalents	2,418	(3,260)
Net (decrease) increase in cash and cash equivalents	(282,006)	81,324
Cash and cash equivalents at beginning of period	662,525	880,601
Cash and cash equivalents at end of period	$380,519	$961,925
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015 and the changes in its cash position for the nine months ended September 30, 2016 and 2015.
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
Certain prior period amounts have been reclassified in the consolidated balance sheet and consolidated statements of operations to conform to current presentation.
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
Investments-Equity Method and Joint Ventures (ASU No. 2016-07)
In March 2016, the FASB issued an accounting standards update providing new guidance for the accounting for equity method investments. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. In addition, the guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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
Cash Flows (ASU No. 2016-16)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The accounting standard will be effective for reporting periods

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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
Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03)
In April 2015, the FASB issued an accounting standards update on simplifying the presentation of debt issuance costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016. As a result, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $176,625 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance. The adoption of this accounting standard did not have an impact on the Company's results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

2. Acquisition
On August 31, 2016, the Company completed its previously announced acquisition of, and acquired all the remaining equity interest in, Axiall Corporation ("Axiall"), a Delaware corporation. Prior to the acquisition, the Company held 3.1 million shares in Axiall. Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a Delaware corporation that is a wholly-owned subsidiary of Westlake ("Merger Sub"), the Company acquired all of the issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. Pursuant to the Merger Agreement, Merger Sub was merged with and into Axiall (the "Merger"), and Axiall survived the Merger as a wholly-owned subsidiary of the Company. The combined company is the third-largest global chlor-alkali producer and the third-largest global polyvinyl chloride ("PVC") producer. The Company's management believes that this strategic acquisition will enhance its strategy of integration and will further strengthen its role in the North American markets.
Axiall produces a highly integrated chain of chlor-alkali and derivative products, including chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (OR 1, 2 dichloroethane), chlorinated solvents, calcium hypochlorite and hydrochloric acid, and compound products. Axiall also manufactures and sells building products, including interior and exterior trim and mouldings products, deck products, siding, pipe and pipe fittings. Substantially all of the vinyl resin used to manufacture Axiall's building products is sourced internally.
Total consideration transferred for the Axiall Merger was $2,526,080. The Merger is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company's Vinyls segment.
The acquired business contributed net sales and net loss of $257,407 and ($47,164), respectively, to the Company for the period from August 31, 2016 to September 30, 2016. The net loss for the period from August 31, 2016 to September 30, 2016 included integration-related costs and the negative impact of selling higher cost Axiall inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated information as if the Merger had occurred on January 1, 2015:

	Pro Forma Nine Months Ended September 30,
	2016	2015
Net sales	$5,345,365	$6,053,330
Net income (1)	$284,324	$595,442
Net income (loss) attributable to noncontrolling interest	16,404	(5,953)
Net income attributable to Westlake Chemical Corporation (1)	$267,920	$601,395
Earnings per common share attributable to Westlake Chemical Corporation
Basic	$2.06	$4.54
Diluted	$2.05	$4.52
_____________

(1)
The 2016 pro forma net income amounts include Axiall's historical charges recorded during the eight-month period prior to the closing of the Merger for (1) divestitures; (2) restructuring; and (3) legal and settlement claims, net, of $26,666, $22,881 and $23,376, respectively. These amounts have not been eliminated for pro forma purposes because they do not relate to nonrecurring transaction specific costs related to the Merger.

The pro forma amounts above have been calculated after applying the Company's accounting policies and adjusting the Axiall results to reflect (1) the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015; (2) the elimination of net sales and cost of sales between the Company and Axiall; (3) additional pension service costs; (4) amortization of debt premium and accretion of asset retirement obligations and environmental liabilities as part of the Company's adjustments to fair value; (5) incremental interest expense that would have been incurred assuming the financing arrangements entered by the Company and repayment of a portion of Axiall's outstanding debt had occurred on January 1, 2015; (6) the elimination of transaction-related costs; (7) the elimination of Axiall's goodwill impairment charges for the nine months ended September 30, 2015 and (8) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

income tax rate of the jurisdictions to which the above adjustments relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Merger, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Merger had occurred as of January 1, 2015 or of future operating performance.
For the nine months ended September 30, 2016, the Company recognized $90,550 of transaction and integration-related costs. This included acquisition-related costs of $43,895 for advisory, consulting and professional fees and other expenses. Transaction and integration-related costs for the nine months ended September 30, 2016 also included $46,655 related to settlement of Axiall share-based awards, retention agreement costs and severance benefits provided to former Axiall executives in connection with the Merger.
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $863,144 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill on the financial statements.

Closing stock purchase:
Offer per share	$33.00
Multiplied by number of shares outstanding at acquisition	67,277
Fair value of Axiall shares outstanding purchased by the Company	$2,220,141

Axiall debt repaid at acquisition	247,135
Seller's transaction costs paid by the Company (1)	47,458
Fair value of Axiall share-based awards attributed to pre-combination service (2)	11,346
Purchase consideration transferred	$2,526,080

Fair value of previously held equity interest in Axiall (3)	102,300
Total fair value allocated to net assets acquired	$2,628,380
_____________

(1)
Transactions costs incurred by the seller include legal and advisory costs incurred for the benefit of Axiall's former shareholders and board of directors to evaluate the Company's initial Merger proposals, explore strategic alternatives and negotiate the purchase price.

(2)
The fair value of share-based awards attributable to pre-combination service includes the ratio of the pre-combination service performed to the original service period of the Axiall restricted share units and options, including related dividend equivalent rights.

(3)
Prior to the Merger, the Company owned 3.1 million shares in Axiall. The investment in Axiall was carried at estimated fair value with unrealized gains recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet. The Company recognized a $49,080 gain for the investment in other income, net in the consolidated statement of operations upon gaining control.

The final allocation of purchase consideration, based on final valuations, could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) equity investments; (4) customer relationships, trade names, developed technologies and other intangibles; (5) deferred income taxes; (6) all contingencies; (7) asset retirement obligations; and (8) noncontrolling interests. The assumed contingencies relate to environmental liabilities, legal liabilities, asset retirement obligations and warranty reserves that are provisionally recorded based on estimated fair value.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The information below represents the preliminary purchase price allocation:

Cash	$88,251
Accounts receivable	422,023
Income tax receivable	48,398
Inventories	302,868
Prepaid expenses and other current assets	48,435
Property, plant and equipment	3,189,582
Customer relationships (weighted average life of 10.7 years)	560,000
Other intangible assets:
Trade name (weighted average life of 6.8 years)	50,000
Technology (weighted average life of 5.4 years)	41,500
Supply contracts and leases (weighted average life of 6.0 years)	26,710
Other assets	105,214
Total assets acquired	4,882,981
Accounts and notes payable	253,967
Interest payable	8,154
Income tax payable	1,921
Accrued compensation	30,057
Accrued liabilities	165,793
Deferred income taxes	973,799
Tax reserve non-current	3,130
Pension and other post retirement obligations	311,106
Other liabilities	114,528
Long-term debt	1,187,290
Total liabilities assumed	3,049,745
Total identifiable net assets acquired	1,833,236
Noncontrolling interest	(68,000)
Goodwill	863,144
Total purchase consideration	$2,628,380
3. Financial Instruments
Cash Equivalents
The Company had $1,942 and $221,918 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2016 and December 31, 2015, respectively. The Company's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
Restricted Cash
The Company had restricted cash and cash equivalents of $195,705 at September 30, 2016, which are primarily related to the balances deposited with and held as security by the lender under the Company's current term loan facility and for distributions to certain of Axiall's current and former employees. The current and non-current restricted cash and cash equivalents of $169,320 and $26,385, respectively, is reflected under current assets and as a component of other assets, net—Deferred charges and other assets, net, respectively, on the consolidated balance sheet. The Company had no restricted cash balances at December 31, 2015.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at September 30, 2016. Investments in available-for-sale securities at December 31, 2015 were classified as follows:

December 31, 2015
Current	$520,144
Non-current	48,081
Total available-for-sale securities	$568,225
The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Debt securities
Corporate bonds	$336,665	$55	$(1,076)	$335,644
U.S. government debt (2)	135,226	2	(374)	134,854
Asset-backed securities	49,759	2	(115)	49,646
Equity securities	54,371	466	(6,756)	48,081
Total available-for-sale securities	$576,021	$525	$(8,321)	$568,225
_____________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S. government agency mortgage-backed securities.
As of December 31, 2015, net unrealized losses on the Company's available-for-sale securities of $4,995, net of income tax benefit of $2,801, were recorded in accumulated other comprehensive loss.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales and maturities of securities	$360,506	$1,019	$662,938	$16,056
Gross realized gains	52,414	—	53,755	3,795
Gross realized losses	13	—	35	—
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2016	December 31, 2015
Trade customers	$923,499	$438,538
Allowance for doubtful accounts	(15,322)	(14,095)
	908,177	424,443
Federal and state taxes	134,733	60,748
Other	27,591	23,341
Accounts receivable, net	$1,070,501	$508,532

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

5. Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished products	$466,165	$253,338
Feedstock, additives and chemicals	199,827	106,435
Materials and supplies	78,544	74,287
Inventories	$744,536	$434,060
6. Property, Plant and Equipment
As of September 30, 2016, the Company had property, plant and equipment, net totaling $6,450,947. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $75,143 and $52,208 is primarily included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense on property, plant and equipment of $189,114 and $153,129 is primarily included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.
7. Other Assets
Amortization expense on intangible and other assets of $19,175 and $9,419 is included in the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively. Amortization expense on intangible and other assets of $38,340 and $28,235 is included in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.
Goodwill
The gross carrying amounts of goodwill and the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2015	$29,990	$32,026	$62,016
Goodwill acquired during the period	—	863,144	863,144
Effects of changes in foreign exchange rates	—	540	540
Balance at September 30, 2016	$29,990	$895,710	$925,700
8. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$502,378	$229,219
Notes payable to banks	1,010	6,110
Accounts and notes payable	$503,388	$235,329

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Term Loan
On August 10, 2016, an indirect subsidiary of the Company, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150,000 term loan facility. The term loan facility matures on March 31, 2017. The loans thereunder bear interest at a floating interest rate equal to LIBOR plus 2.0% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity. The CV Borrower may elect to convert the interest rate to a base rate with a 1.0% spread. The interest rate on the outstanding term loan was 2.82% at September 30, 2016.
The facility contains customary covenants and events of default that impose certain operating and financial restrictions on the CV Borrower and certain of its subsidiaries. These restrictions, among other things, provide limitations on the incurrence of additional indebtedness and liens and the ability to engage in certain transactions with affiliates.
Pursuant to the credit agreement, all of the non-U.S. subsidiaries of the Company are to remain owned, directly or indirectly, by the CV Borrower and its wholly owned subsidiary, Westlake International II LLC, a Delaware limited liability company ("WII LLC"). The CV Borrower is also required, together with its subsidiaries, to maintain at all times unencumbered cash and cash equivalents in a U.S. dollar equivalent of not less than $150,000, which amount shall be increased by 5% to the extent maintained in non-U.S. currencies. In connection therewith, an amount of cash and cash equivalents for the period (a) from the closing date until the date 30 days thereafter, not less than $50,000, and (b) thereafter, not less than $75,000, shall be maintained by the CV Borrower and its subsidiaries in accounts at Bank of America, N.A., in accordance with existing cash management agreements.
Obligations under the term loan facility are secured by a pledge of 65% of the membership interests of WII LLC as well as rights under the partnership agreement of Westlake International Holdings C.V., a limited partnership organized under the laws of the Netherlands, held by WII LLC and the CV Borrower.
10. Long-Term Debt
The Company adopted an accounting standards update to simplify the presentation of debt issuance costs effective January 1, 2016. The standard requires, on a retrospective basis, all costs incurred to issue debt, excluding line-of-credit arrangements, to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. As a result, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $176,625 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Long-term debt consists of the following:

	September 30, 2016			December 31, 2015
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs (1)	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs (1)	Net Long-term Debt
Revolving credit facility	$325,000	$—	$325,000	$—	$—	$—
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	624,793	28,463	653,256	—	—	—
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63,207	3,036	66,243	—	—	—
3.60% senior notes due 2022	250,000	(1,976)	248,024	250,000	(2,232)	247,768
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	433,793	13,958	447,751	—	—	—
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16,207	562	16,769	—	—	—
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750,000	(10,918)	739,082	—	—	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
6 ½% senior notes due 2029	100,000	(934)	99,066	100,000	(989)	99,011
6 ¾% senior notes due 2032	250,000	(1,913)	248,087	250,000	(2,002)	247,998
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89,000	(851)	88,149	89,000	(884)	88,116
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65,000	(610)	64,390	65,000	(634)	64,366
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700,000	(26,121)	673,879	—	—	—
Long-term debt, net	$3,677,889	$2,696	$3,680,585	$764,889	$(6,741)	$758,148
_____________

(1)	Includes unamortized debt issuance costs of $21,286 and $5,967 at September 30, 2016 and December 31, 2015, respectively.
Credit Agreement
On August 23, 2016, the Company and certain of its subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among the Company, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1,000,000. The Credit Agreement replaced the Company's existing $400,000 senior secured third amended and restated credit facility, dated as of July 17, 2014, by and among the Company, the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and the Company and certain of its subsidiaries, as borrowers. The Credit Agreement includes a $150,000 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The Credit Agreement also provides for a discretionary $50,000 commitment for swing line loans to be provided on a same-day basis. The Company may also increase the size of the facility, in increments of at least $25,000, up to a maximum of $500,000, subject to certain conditions and if certain Lenders agree to commit to such an increase.
At September 30, 2016, the Company had $325,000 of borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at the Company's option, at either (a) LIBOR plus a spread ranging from 1.0% to

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1.75% that will vary depending on the credit rating of the Company or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on the credit rating of the Company. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on the credit rating of the Company. The interest rate on the outstanding revolving credit facility was 2.05% at September 30, 2016. The Credit Agreement matures on August 23, 2021. As of September 30, 2016, the Company had outstanding letters of credit totaling $76,581 and borrowing availability of $598,419 under the Credit Agreement.
The obligations of the Company under the Credit Agreement are guaranteed by current and future material domestic subsidiaries of the Company, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains customary events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of September 30, 2016, the Company is in compliance with the total leverage ratio financial maintenance covenant.
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
On August 10, 2016, the Company completed its private offering of $750,000 aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes") and $700,000 aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"). The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes are the Company's senior obligations and are guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. The Company has entered into a registration rights agreement in which it has agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The net proceeds from the offering were used to finance the Merger and to repay amounts under the term loan facility dated February 27, 2015 entered into by Axiall Holdco, Inc. (a wholly-owned subsidiary of Axiall), as the borrower, with the financial institutions party thereto. The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's or their assets.
Exchange Offers
On September 7, 2016, the Company completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688,000 aggregate principal amount of the outstanding 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes") issued by Eagle Spinco Inc. ("Eagle Spinco"), a wholly-owned subsidiary of Axiall, and the $450,000 aggregate principal amount of the outstanding 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes" and, together with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by Axiall for new senior notes issued by the Company having the same maturity and interest rates as the Subsidiary Notes. The 4.625% Subsidiary 2021 Senior Notes and the 4.875% Subsidiary 2023 Senior Notes were assumed at fair value, which resulted in a premium on the Subsidiary Notes of $33,540 and $15,750, respectively. In the Axiall Exchange Offers, $624,793 aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433,793 aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged, respectively, for $624,793 aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes") and $433,793 aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes") issued by the Company, leaving outstanding $63,207 aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16,207 aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes. The Subsidiary Notes are the senior unsecured obligations of Axiall and Eagle Spinco, respectively. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are the Company's senior obligations and are guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. The Company has entered into a registration rights agreement in which it has agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes. The indenture governing the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's or their assets.
Bridge Loan Agreement
In June 2016, in connection with the Axiall acquisition, the Company entered into a commitment letter with various lenders pursuant to which such lenders agreed to provide for a senior unsecured bridge loan facility of up to $1,765,000 in the aggregate. Also in June 2016, the Company paid structuring and other fees of approximately $9,700 in connection with the senior unsecured bridge loan facility. On August 26, 2016, the Company terminated the senior unsecured bridge loan facility and expensed the remaining $8,900 of structuring and other fees paid for the senior unsecured bridge loan facility. This amount is included in other income, net, in the consolidated statements of operations for the three and nine months ended September 30, 2016.
11. Pension and Post-Retirement Benefits
In connection with the Merger, the Company assumed certain U.S. and non-U.S. pension plans and other post-retirement benefit plans covering Axiall employees. The Axiall pension plans are closed to new participants and provide benefits to certain employees and retirees. The other post-retirement benefit plans are unfunded and provide medical and life insurance benefits for certain employees and their dependents. See Note 2 for the fair value of pension and other post-retirement obligations assumed in the Merger.
Defined Benefit Plans
Components of net periodic benefit cost for the Company's pension plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$315	$318	$—	$416	$315	$777	$29	$1,248
Expected administrative expenses	730	—	—	—	730	—	—	—
Interest cost	2,191	622	487	528	1,553	1,763	1,519	1,585
Expected return on plan assets	(3,800)	(50)	(712)	—	(5,260)	(50)	(2,237)	—
Amortization of net loss	338	—	333	263	978	—	942	789
Net periodic benefit (income) cost	$(226)	$890	$108	$1,207	$(1,684)	$2,490	$253	$3,622
The Company made no contribution to its U.S. pension plans in the first nine months of 2016. The Company contributed $349 to its U.S. pension plans in the first nine months of 2015. The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company does not expect to make contributions to its U.S. pension plans for the remainder of fiscal year ending December 31, 2016. The Company expects to make contributions of approximately $200 for its non-U.S. pension plans during the remainder of the fiscal year ending December 31, 2016.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Service cost	$72	$1	$6	$81	$1	$17
Interest cost	250	3	149	540	3	448
Amortization of net loss	31	—	96	94	—	288
Net periodic benefit cost	$353	$4	$251	$715	$4	$753
12. Stockholders' Equity
Changes in stockholders' equity for the nine months ended September 30, 2016 and 2015 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	299,914	—	14,656	314,570
Other comprehensive income, net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	409	—	409
Foreign currency translation adjustments	—	—	—	—	15,758	—	15,758
Net unrealized holding gains on investments	—	—	—	—	4,999	—	4,999
Common stock repurchased	—	(66,725)	—	—	—	—	(66,725)
Shares issued—stock- based compensation	—	5,057	(3,407)	—	—	—	1,650
Stock-based compensation, net of tax on stock options exercised	—	—	7,778	—	—	—	7,778
Dividends paid	—	—	—	(71,933)	—	—	(71,933)
Distributions to noncontrolling interests	—	—	—	—	—	(12,300)	(12,300)
Noncontrolling interest in acquired business	—	—	—	—	—	68,000	68,000
Balances at September 30, 2016	$1,347	$(319,980)	$546,519	$3,337,968	$(108,126)	$366,409	$3,824,137

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2014	$1,347	$(96,372)	$530,441	$2,555,528	$(79,433)	$290,377	$3,201,888
Net income	—	—	—	535,041	—	13,847	548,888
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	1,190	—	1,190
Foreign currency translation adjustments	—	—	—	—	(43,746)	—	(43,746)
Net unrealized holding gains on investments	—	—	—	—	124	—	124
Common stock repurchased	—	(122,249)	—	—	—	—	(122,249)
Shares issued—stock- based compensation	—	1,079	(95)	—	—	—	984
Stock-based compensation, net of tax on stock options exercised	—	—	9,996	—	—	—	9,996
Dividends paid	—	—	—	(67,852)	—	—	(67,852)
Distributions to noncontrolling interests	—	—	—	—	—	(10,982)	(10,982)
Noncontrolling interest in acquired business	—	—	—	—	—	1,597	1,597
Balances at September 30, 2015	$1,347	$(217,542)	$540,342	$3,022,717	$(121,865)	$294,839	$3,519,838
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 and 2015 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax (1)	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive (loss) income before reclassifications	(252)	15,758	57,550	73,056
Amounts reclassified from accumulated other comprehensive loss (income)	661	—	(52,551)	(51,890)
Net other comprehensive income for the period	409	15,758	4,999	21,166
Balances at September 30, 2016	$(8,198)	$(99,932)	$4	$(108,126)
_____________

(1)	Includes other comprehensive income from equity method investment.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive (loss) income before reclassifications	(128)	(43,746)	2,556	(41,318)
Amounts reclassified from accumulated other comprehensive loss (income)	1,318	—	(2,432)	(1,114)
Net other comprehensive income (loss) for the period	1,190	(43,746)	124	(42,432)
Balances at September 30, 2015	$(22,252)	$(99,970)	$357	$(121,865)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Amortization of pension and other post-retirement items
Net loss	(1)	$(369)	$(692)	$(1,072)	$(2,019)
	Provision for income taxes	141	241	411	701
		(228)	(451)	(661)	(1,318)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	52,401	—	53,720	3,795
	Provision for income taxes	(696)	—	(1,169)	(1,363)
		51,705	—	52,551	2,432
Total reclassifications for the period		$51,477	$(451)	$51,890	$1,114
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 11 (Employee Benefits) to the financial statements included in the 2015 Form 10-K.

13. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $1,502 and $2,639 for the three months ended September 30, 2016 and 2015, respectively, and $6,588 and $7,544 for the nine months ended September 30, 2016 and 2015, respectively.
Under the Merger Agreement, all outstanding Axiall restricted stock units were assumed by the Company and converted into restricted stock units in respect of the Company's common stock, with the same terms and conditions except that upon

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

settlement the award holders will receive the greater of (1) the value of $33.00 per Axiall restricted stock unit that was converted into a restricted stock unit in respect of the Company's common stock and (2) the value of the Company's common stock. The awards are classified as liability awards for financial accounting purposes and are re-measured at each reporting date until they vest. The portion of the replacement award that is attributable to pre-combination service by the employee is included in the measure of consideration transferred to acquire Axiall. The remaining fair value of the replacement awards will be recognized as stock-based compensation expense over the remainder of the vesting period. Total stock-based compensation expense recognized related to the Merger Agreement for the three and nine months ended September 30, 2016 was $34,915, of which $32,644 is included in transaction and integration-related costs in the consolidated statements of operations.
14. Derivative Instruments
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
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.
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
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		September 30, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$2,221	$3,465
Commodity forward contracts	Other assets, net	3,674	2,088
Total derivative assets		$5,895	$5,553

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		September 30, 2016	December 31, 2015
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$3,196	$9,325
Commodity forward contracts	Other liabilities	6,811	12,437
Total derivative liabilities		$10,007	$21,762

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Commodity forward contracts	Gross profit	$(7,840)	$(9,314)	$7,784	$(4,478)
See Note 15 for the fair value of the Company's derivative instruments.
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

	Derivative Assets as of
	September 30, 2016	December 31, 2015
Derivative assets subject to enforceable master netting arrangements	$—	$—
Derivative assets not subject to enforceable master netting arrangements	3,560	462
Total derivative assets	$3,560	$462

	September 30, 2016			December 31, 2015
Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Commodity forward contracts	$2,335	$(2,335)	$—	$5,091	$(5,091)	$—

	Derivative Liabilities as of
	September 30, 2016	December 31, 2015
Derivative liabilities subject to enforceable master netting arrangements	$1,889	$5,803
Derivative liabilities not subject to enforceable master netting arrangements	5,782	10,868
Total derivative liabilities	$7,671	$16,671

	September 30, 2016			December 31, 2015
Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Commodity forward contracts	$4,224	$(2,335)	$1,889	$10,894	$(5,091)	$5,803

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	September 30, 2016			December 31, 2015
Derivative Liabilities by Counterparty	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Counterparty A	$1,889	$—	$1,889	$5,564	$—	$5,564
Counterparty B	—	—	—	239	—	239
Total	$1,889	$—	$1,889	$5,803	$—	$5,803
15. Fair Value Measurements
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$1,551	$4,344	$5,895
Risk management liabilities—Commodity forward contracts	(8,091)	(1,916)	(10,007)

	December 31, 2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,553	$—	$5,553
Risk management liabilities—Commodity forward contracts	(11,648)	(10,114)	(21,762)
Marketable securities
Available-for-sale securities	48,081	520,144	568,225
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. The Level 2 measurements for the Company's available-for-sale securities are derived using market-based pricing provided by unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2016 and 2015.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

In addition to the financial assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts and notes payable and current and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net, accounts and notes payable and current term loan approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt are summarized in the table below. The fair value of the Company's long-term debt instruments is determined using a market approach, based upon quotes from financial reporting services. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$325,000	$325,000	$—	$—
4.625% Westlake 2021 Senior Notes	653,256	653,715	—	—
4.625% Subsidiary 2021 Senior Notes	66,243	66,058	—	—
3.60% senior notes due 2022	248,024	251,480	247,768	244,828
4.875% Westlake 2023 Senior Notes	447,751	454,151	—	—
4.875% Subsidiary 2023 Senior Notes	16,769	16,954	—	—
3.60% 2026 Senior Notes	739,082	752,055	—	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
6 ½% senior notes due 2029	99,066	117,726	99,011	117,153
6 ¾% senior notes due 2032	248,087	265,383	247,998	268,490
6 ½% 2035 GO Zone Senior Notes	88,149	105,298	88,116	106,491
6 ½% 2035 IKE Zone Senior Notes	64,390	76,837	64,366	76,741
5.0% 2046 Senior Notes	673,879	705,985	—	—
The carrying values of the Company's long-term debt as of December 31, 2015 have been adjusted to reflect the retrospective application of the accounting standards update on simplifying the presentation of debt issuance costs discussed in Note 10.
16. Income Taxes
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
The effective income tax rate was (10.3)% for the three months ended September 30, 2016. The effective tax rate for the 2016 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate was 24.2% for the three months ended September 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the foreign earnings rate differential, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The effective income tax rate was 29.1% for the nine months ended September 30, 2016. The effective tax rate for the 2016 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate was 30.1% for the nine months ended September 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Suzhou Huasu Plastics Co., Ltd., the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes.
There are total gross unrecognized tax benefits of $8,818 for the nine months ended September 30, 2016. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. The majority of the total unrecognized tax benefits relate to historical balances reported by Axiall prior to the Merger. For the three months ended September 30, 2016, the Company accrued interest and penalties in the amount of $206 related to uncertain tax positions.
Reconciliations of the unrecognized tax benefits for the three months ended September 30, 2016 are set forth in the table below:

Balance as of June 30, 2016	$—
Amounts attributable to Axiall pre-acquistion	5,471
Additions during the three months ended September 30, 2016	3,444
Reduction during the three months ended September 30, 2016 due to expiration of statute of limitations	(92)
Foreign currency translation	(5)
Balance as of September 30, 2016	$8,818
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.
For the nine months ended September 30, 2016, the Company is not permanently reinvested with respect to the outside basis difference for all of its foreign subsidiaries. The Company is asserting under ASC 740-30 that the unremitted earnings of some of its foreign subsidiaries are permanently reinvested outside the U.S. For these foreign subsidiaries, the earnings and profits (E&P) is estimated to be $204,154 at December 31, 2016. If no assertion were made to permanently reinvest any of these unremitted foreign earnings, U.S. income tax expense of approximately $32,272 relating to U.S. tax would be recorded. Such expense takes into account utilization of foreign tax credits. The Company is not asserting under ASC 740-30 for certain other foreign subsidiaries. As such, the Company recorded a deferred tax liability (and related tax expense) of $1,837. Of this amount, $1,169 has been recorded to recognize the foreign taxes that would result if earnings in lower-tier foreign subsidiaries would be distributed up the foreign ownership chain to a subsidiary where an assertion is made. In addition, $668 has been recorded to recognize the U.S. tax impact of the unremitted foreign earnings of the Company's Taiwanese subsidiary based on four months of activity from acquisition date to the year ended December 31, 2016. The Taiwanese subsidiary is expected to make annual distributions to the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Westlake Chemical Corporation	$65,662	$183,604	$299,914	$535,041
Less:
Net income attributable to participating securities	(294)	(195)	(1,347)	(653)
Net income attributable to common shareholders	$65,368	$183,409	$298,567	$534,388
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares—basic	128,793,661	131,664,296	129,519,577	132,301,814
Plus incremental shares from:
Assumed exercise of options	586,295	456,939	584,320	484,720
Weighted average common shares—diluted	129,379,956	132,121,235	130,103,897	132,786,534

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.51	$1.39	$2.31	$4.04
Diluted	$0.51	$1.39	$2.29	$4.02
Excluded from the computation of diluted earnings per share are options to purchase 620,010 and 315,285 shares of common stock for the three months ended September 30, 2016 and 2015, respectively, and 577,254 and 295,825 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
18. Supplemental Information
Accrued Liabilities
Accrued liabilities were $552,581 and $287,313 at September 30, 2016 and December 31, 2015, respectively. Accrued rebates, which is a component of accrued liabilities, was $73,798 and $46,460 at September 30, 2016 and December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$537	$1,631	$6,899	$3,383
Dividend income	868	—	5,142	3,328
Acquisition-related financing costs	(11,420)	—	(12,220)	—
Foreign exchange currency (losses) gains, net	(1,281)	(731)	(2,435)	1,140
Impairment of equity method investment	—	—	—	(4,925)
Gain realized on previously held shares of Axiall common stock	49,080	—	49,080	—
Gain on acquisition and related expenses, net	—	—	—	20,430
Gains from sales of securities, net	3,321	—	4,640	3,795
Other	160	1,736	985	6,639
Other income, net	$41,265	$2,636	$52,091	$33,790
19. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. During the nine months ended September 30, 2016, the Company received a final insurance recovery of approximately $2,670 related to business interruption costs. The insurance recovery is included in cost of sales in the consolidated statement of operations. The Company had received and recognized approximately $7,809 as a partial insurance recovery during the year ended December 31, 2015.
20. Commitments and Contingencies
The Company is involved in a number of legal and regulatory matters, principally environmental in nature, that are incidental to the normal conduct of its business, including lawsuits, investigations and claims. The outcome of these matters are inherently unpredictable. The Company believes that, in the aggregate, the outcome of all known legal and regulatory matters will not have a material adverse effect on its consolidated financial statements; however, specific outcomes with respect to such matters may be material to the Company's consolidated statements of operations in any particular period in which costs, if any, are recognized. The Company's assessment of the potential impact of environmental matters, in particular, is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental matters, and the potential for technological and regulatory developments. In addition, the impact of evolving claims and programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these matters. The Company anticipates that the resolution of many legal and regulatory matters, and in particular environmental matters, will occur over an extended period of time.
Environmental. As of September 30, 2016 and December 31, 2015, the Company had reserves for environmental contingencies totaling approximately $60,693 (primarily as a result of the Axiall acquisition) and $1,095, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
From time to time the Company receives notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless the Company reasonably believes such sanctions would not exceed $100.

•
In May 2013, an amendment to an existing consent order agreed to by the West Virginia Department of Environmental Protection and a predecessor of Axiall required that it, among other things, pay a penalty in the amount of $449 and continue certain corrective action associated with discharges of hexachlorocyclohexane

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

(commonly referred to as BHC) from the Natrium, West Virginia facility's effluent discharge outfalls. The penalty was paid and corrective actions required under the amendment to the consent order are on-going.

•
In May 2013 and September 2013, the Environmental Protection Agency (the "EPA") conducted inspections at the Company's Plaquemine, Louisiana facility pursuant to requirements of the federal Clean Air Act Section 112(r) Risk Management Program and Title V. As a result of the inspections, the EPA identified areas of concern and the Company has subsequently engaged in negotiations, which are anticipated to result in sanctions of $167.

•
The LDEQ has issued notices of violations ("NOVs") regarding the Company's olefins facilities in Lake Charles, Louisiana for various air and water compliance issues. The Company is working with the LDEQ to settle these claims, and a global settlement of all claims is being discussed. The Company has reached a verbal agreement with the LDEQ to settle certain of the NOVs in two separate settlements for a combined $192 in civil penalties.

•
During September 2010, the Company's vinyls facilities in north Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. The Company has been negotiating a possible global settlement of these and several other matters with the LDEQ. The Company believes the resolution of these matters may require the payment of a monetary sanction in excess of $100.

•
In April 2015, Axiall received a communication from the EPA related to, among other things, the EPA's investigation of the 2012 and 2013 fires that occurred at its VCM plant in Lake Charles. In late 2015, Axiall settled this matter with the EPA, with such settlement including on-going supplemental environmental projects and a payment of $900.

•
For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, the Company received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City, Kentucky and certain Lake Charles facilities. The EPA has informed the Company that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate the Company to take corrective actions relating to the alleged noncompliance. The Company believes the resolution of these matters may require the payment of a monetary sanction in excess of $100.

The Company does not believe that resolutions of any or all of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
21. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net external sales
Olefins
Polyethylene	$380,810	$423,631	$1,098,500	$1,283,545
Styrene, feedstock and other	116,555	164,466	324,369	508,507
Total Olefins	497,365	588,097	1,422,869	1,792,052
Vinyls
PVC, caustic soda and other	599,276	468,235	1,492,650	1,315,101
Building products	182,387	131,705	424,757	369,417
Total Vinyls	781,663	599,940	1,917,407	1,684,518
	$1,279,028	$1,188,037	$3,340,276	$3,476,570

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Intersegment sales
Olefins	$30,614	$28,551	$85,856	$78,654
Vinyls	2,130	341	2,719	1,098
	$32,744	$28,892	$88,575	$79,752

Income (loss) from operations
Olefins	$118,475	$196,703	$408,274	$608,744
Vinyls	22,235	67,779	136,559	202,831
Corporate and other	(94,147)	(10,454)	(116,056)	(32,893)
	$46,563	$254,028	$428,777	$778,682

Depreciation and amortization
Olefins	$36,649	$27,678	$95,582	$82,240
Vinyls	56,136	33,432	128,691	97,615
Corporate and other	1,444	138	2,920	374
	$94,229	$61,248	$227,193	$180,229

Other income (expense), net
Olefins	$1,101	$1,323	$3,706	$3,770
Vinyls	(1,226)	10	1,722	6,927
Corporate and other	41,390	1,303	46,663	23,093
	$41,265	$2,636	$52,091	$33,790

Provision for (benefit from) income taxes
Olefins	$31,956	$45,865	$136,429	$186,534
Vinyls	(3,912)	15,812	29,655	55,270
Corporate and other	(34,596)	(1,644)	(36,752)	(4,980)
	$(6,552)	$60,033	$129,332	$236,824

Capital expenditures
Olefins	$96,469	$69,885	$285,359	$206,719
Vinyls	83,523	53,510	180,392	114,935
Corporate and other	178	1,909	1,579	7,582
	$180,170	$125,304	$467,330	$329,236
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from operations	$46,563	$254,028	$428,777	$778,682
Interest expense	(24,366)	(8,211)	(36,966)	(26,760)
Other income, net	41,265	2,636	52,091	33,790
Income before income taxes	$63,462	$248,453	$443,902	$785,712

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	September 30, 2016	December 31, 2015
Total assets
Olefins	$2,094,163	$1,869,888
Vinyls	8,262,971	2,638,833
Corporate and other	539,915	1,060,564
	$10,897,049	$5,569,285
22. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
23. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.
In August 2016, certain of the Company's subsidiary guarantors were released from their guarantees of the Company's 3.60% senior notes due 2022 in connection with the replacement of the Company's revolving credit facility. Westlake Chemical OpCo LP, which was previously separately presented as a less than 100% owned guarantor, and certain of the Company's other 100% owned subsidiaries that were previously presented as guarantors, are now reflected as Non-Guarantor Subsidiaries in the condensed consolidating guarantor financial information. Prior periods were retrospectively adjusted to conform to the current presentation of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$144,899	$1,884	$233,736	$—	$380,519
Accounts receivable, net	1,457	2,838,917	765,949	(2,535,822)	1,070,501
Inventories	—	329,233	415,303	—	744,536
Prepaid expenses and other current assets	8,257	16,264	43,741	(13,394)	54,868
Restricted cash	—	—	169,320	—	169,320
Total current assets	154,613	3,186,298	1,628,049	(2,549,216)	2,419,744
Property, plant and equipment, net	—	1,538,148	4,912,799	—	6,450,947
Other assets, net	9,074,810	418,588	1,695,970	(9,163,010)	2,026,358
Total assets	$9,229,423	$5,143,034	$8,236,818	$(11,712,226)	$10,897,049
Current liabilities
Accounts and notes payable	$2,172,989	$466,907	$387,807	$(2,524,315)	$503,388
Accrued liabilities	12,022	162,645	402,815	(24,901)	552,581
Term loan	—	—	148,681	—	148,681
Total current liabilities	2,185,011	629,552	939,303	(2,549,216)	1,204,650
Long-term debt, net	3,586,684	775,995	2,199,812	(2,881,906)	3,680,585
Deferred income taxes	—	596,928	1,022,226	(12,070)	1,607,084
Pension and other liabilities	—	48,837	531,756	—	580,593
Total liabilities	5,771,695	2,051,312	4,693,097	(5,443,192)	7,072,912
Total Westlake Chemical Corporation stockholders' equity	3,457,728	3,091,722	3,177,312	(6,269,034)	3,457,728
Noncontrolling interests	—	—	366,409	—	366,409
Total equity	3,457,728	3,091,722	3,543,721	(6,269,034)	3,824,137
Total liabilities and equity	$9,229,423	$5,143,034	$8,236,818	$(11,712,226)	$10,897,049

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$303,131	$6,818	$352,576	$—	$662,525
Marketable securities	520,144	—	—	—	520,144
Accounts receivable, net	10,943	2,474,963	190,384	(2,167,758)	508,532
Inventories	—	287,114	146,946	—	434,060
Prepaid expenses and other current assets	2,201	10,186	4,981	(2,879)	14,489
Deferred income taxes	702	28,325	6,412	—	35,439
Total current assets	837,121	2,807,406	701,299	(2,170,637)	2,175,189
Property, plant and equipment, net	—	1,476,642	1,527,425	—	3,004,067
Other assets, net	5,003,096	914,823	1,442,436	(6,970,326)	390,029
Total assets	$5,840,217	$5,198,871	$3,671,160	$(9,140,963)	$5,569,285
Current liabilities
Accounts payable	$1,817,963	$374,468	$185,931	$(2,143,033)	$235,329
Accrued liabilities	9,117	163,167	142,633	(27,604)	287,313
Total current liabilities	1,827,080	537,635	328,564	(2,170,637)	522,642
Long-term debt, net	747,259	744,405	—	(733,516)	758,148
Deferred income taxes	—	513,692	68,478	(6,567)	575,603
Pension and other liabilities	—	49,202	101,759	—	150,961
Total liabilities	2,574,339	1,844,934	498,801	(2,910,720)	2,007,354
Total Westlake Chemical Corporation stockholders' equity	3,265,878	3,353,937	2,876,306	(6,230,243)	3,265,878
Noncontrolling interests	—	—	296,053	—	296,053
Total equity	3,265,878	3,353,937	3,172,359	(6,230,243)	3,561,931
Total liabilities and equity	$5,840,217	$5,198,871	$3,671,160	$(9,140,963)	$5,569,285

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$775,474	$823,238	$(319,684)	$1,279,028
Cost of sales	—	677,085	714,365	(314,555)	1,076,895
Gross profit	—	98,389	108,873	(5,129)	202,133
Selling, general and administrative expenses	2,092	31,180	44,586	(5,129)	72,729
Transaction and integration-related costs	—	35,379	47,462	—	82,841
(Loss) income from operations	(2,092)	31,830	16,825	—	46,563
Interest expense	(22,130)	(10,247)	(9,117)	17,128	(24,366)
Other income (expense), net	35,405	(8,622)	31,610	(17,128)	41,265
Income before income taxes	11,183	12,961	39,318	—	63,462
(Benefit from) provision for income taxes	(2,088)	18,987	(23,451)	—	(6,552)
Equity in net income of subsidiaries	52,391	—	—	(52,391)	—
Net income (loss)	65,662	(6,026)	62,769	(52,391)	70,014
Net income attributable to noncontrolling interests	—	—	4,352	—	4,352
Net income (loss) attributable to Westlake Chemical Corporation	$65,662	$(6,026)	$58,417	$(52,391)	$65,662
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$39,637	$(5,923)	$45,945	$(40,022)	$39,637

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$901,006	$596,860	$(309,829)	$1,188,037
Cost of sales	—	712,681	469,137	(305,057)	876,761
Gross profit	—	188,325	127,723	(4,772)	311,276
Selling, general and administrative expenses	804	37,156	24,060	(4,772)	57,248
(Loss) income from operations	(804)	151,169	103,663	—	254,028
Interest expense	(10,405)	(5,711)	—	7,905	(8,211)
Other income, net	1,239	203	9,099	(7,905)	2,636
(Loss) income before income taxes	(9,970)	145,661	112,762	—	248,453
(Benefit from) provision for income taxes	(3,249)	53,131	10,151	—	60,033
Equity in net income of subsidiaries	190,325	—	—	(190,325)	—
Net income	183,604	92,530	102,611	(190,325)	188,420
Net income attributable to noncontrolling interests	—	—	4,816	—	4,816
Net income attributable to Westlake Chemical Corporation	$183,604	$92,530	$97,795	$(190,325)	$183,604
Comprehensive income attributable to Westlake Chemical Corporation	$181,663	$92,781	$96,062	$(188,843)	$181,663

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,357,769	$1,945,866	$(963,359)	$3,340,276
Cost of sales	—	2,018,282	1,570,669	(947,759)	2,641,192
Gross profit	—	339,487	375,197	(15,600)	699,084
Selling, general and administrative expenses	3,648	104,488	87,221	(15,600)	179,757
Transaction and integration-related costs	—	43,088	47,462	—	90,550
(Loss) income from operations	(3,648)	191,911	240,514	—	428,777
Interest expense	(43,228)	(19,051)	(9,117)	34,430	(36,966)
Other income (expense), net	40,807	(12,057)	57,771	(34,430)	52,091
(Loss) income before income taxes	(6,069)	160,803	289,168	—	443,902
(Benefit from) provision for income taxes	(8,268)	136,856	744	—	129,332
Equity in net income of subsidiaries	297,715	—	—	(297,715)	—
Net income	299,914	23,947	288,424	(297,715)	314,570
Net income attributable to noncontrolling interests	—	—	14,656	—	14,656
Net income attributable to Westlake Chemical Corporation	$299,914	$23,947	$273,768	$(297,715)	$299,914
Comprehensive income attributable to Westlake Chemical Corporation	$321,080	$24,356	$293,859	$(318,215)	$321,080

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,677,773	$1,727,561	$(928,764)	$3,476,570
Cost of sales	—	2,078,730	1,362,710	(913,873)	2,527,567
Gross profit	—	599,043	364,851	(14,891)	949,003
Selling, general and administrative expenses	1,617	115,400	68,195	(14,891)	170,321
(Loss) income from operations	(1,617)	483,643	296,656	—	778,682
Interest expense	(31,726)	(18,353)	—	23,319	(26,760)
Other income (expense), net	17,627	(4,743)	44,225	(23,319)	33,790
(Loss) income before income taxes	(15,716)	460,547	340,881	—	785,712
(Benefit from) provision for income taxes	(5,226)	222,743	19,307	—	236,824
Equity in net income of subsidiaries	545,531	—	—	(545,531)	—
Net income	535,041	237,804	321,574	(545,531)	548,888
Net income attributable to noncontrolling interests	—	—	13,847	—	13,847
Net income attributable to Westlake Chemical Corporation	$535,041	$237,804	$307,727	$(545,531)	$535,041
Comprehensive income attributable to Westlake Chemical Corporation	$492,609	$238,433	$264,542	$(502,975)	$492,609

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$299,914	$23,947	$288,424	$(297,715)	$314,570
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	747	98,658	128,806	—	228,211
Deferred income taxes	(5,178)	111,795	(707)	—	105,910
Net changes in working capital and other	(314,423)	93,280	(181,103)	297,715	(104,531)
Net cash (used for) provided by operating activities	(18,940)	327,680	235,420	—	544,160
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	(2,437,829)	—	(2,437,829)
Additions to cost method investment	—	—	(4,000)	—	(4,000)
Additions to property, plant and equipment	—	(163,579)	(303,751)	—	(467,330)
Proceeds from disposition of assets	—	48	165	—	213
Proceeds from sales and maturities of securities	658,338	—	4,600	—	662,938
Purchase of securities	(138,422)	—	—	—	(138,422)
Settlements of derivative instruments	—	(4,655)	—	—	(4,655)
Net cash provided by (used for) investing activities	519,916	(168,186)	(2,740,815)	—	(2,389,085)
Cash flows from financing activities
Intercompany financing	(2,242,604)	(366,639)	2,609,243	—	—
Capitalized debt issuance costs	(33,617)	—	(1,590)	—	(35,207)
Dividends paid	(71,933)	—	—	—	(71,933)
Distributions paid	—	202,211	(214,511)	—	(12,300)
Proceeds from debt issuance	1,428,512	—	—	—	1,428,512
Proceeds from exercise of stock options	1,650	—	—	—	1,650
Proceeds from issuance of notes payable	—	—	5,597	—	5,597
Proceeds from term loan and drawdown of revolver	450,000	—	150,000	—	600,000
Restricted cash associated with term loan	—	—	(154,000)	—	(154,000)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Repayment of notes payable	—	—	(10,602)	—	(10,602)
Repayment of revolver	(125,000)	—	—	—	(125,000)
Repurchase of common stock for treasury	(67,406)	—	—	—	(67,406)
Windfall tax benefits from share-based payment arrangements	1,190	—	—	—	1,190
Net cash (used for) provided by financing activities	(659,208)	(164,428)	2,384,137	—	1,560,501
Effect of exchange rate changes on cash and cash equivalents	—	—	2,418	—	2,418
Net decrease in cash and cash equivalents	(158,232)	(4,934)	(118,840)	—	(282,006)
Cash and cash equivalents at beginning of period	303,131	6,818	352,576	—	662,525
Cash and cash equivalents at end of period	$144,899	$1,884	$233,736	$—	$380,519

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$535,041	$237,804	$321,574	$(545,531)	$548,888
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,504	81,770	98,459	—	181,733
Deferred income taxes	87	3,972	3,526	—	7,585
Net changes in working capital and other	(567,137)	110,574	14,126	545,531	103,094
Net cash (used for) provided by operating activities	(30,505)	434,120	437,685	—	841,300
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(137,844)	(191,392)	—	(329,236)
Proceeds from disposition of assets	—	—	17	—	17
Proceeds from disposition of equity method investment	—	27,865	—	—	27,865
Proceeds from sales and maturities of securities	16,056	—	—	—	16,056
Purchase of securities	(282,542)	—	—	—	(282,542)
Settlements of derivative instruments	—	(1,535)	—	—	(1,535)
Net cash used for investing activities	(266,486)	(111,514)	(175,593)	—	(553,593)
Cash flows from financing activities
Intercompany financing	467,360	(570,217)	102,857	—	—
Dividends paid	(67,852)	—	—	—	(67,852)
Distributions paid	—	249,999	(260,981)	—	(10,982)
Proceeds from exercise of stock options	984	—	—	—	984
Proceeds from issuance of notes payable	—	—	19,483	—	19,483
Repayment of notes payable	—	—	(32,954)	—	(32,954)
Repurchase of common stock for treasury	(114,254)	—	—	—	(114,254)
Windfall tax benefits from share-based payment arrangements	2,452	—	—	—	2,452
Net cash provided by (used for) financing activities	288,690	(320,218)	(171,595)	—	(203,123)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,260)	—	(3,260)
Net (decrease) increase in cash and cash equivalents	(8,301)	2,388	87,237	—	81,324
Cash and cash equivalents at beginning of period	655,947	3,047	221,607	—	880,601
Cash and cash equivalents at end of period	$647,646	$5,435	$308,844	$—	$961,925

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the third quarter of 2016, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flow for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the third quarter of 2016. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and may benefit from lower crude oil prices. Looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability.
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
Recent Developments
On August 31, 2016, we completed the previously announced acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the previously announced Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake. The combined company is the third-largest global chlor-alkali producer and the third-largest global PVC producer. During the third quarter of 2016, in order to finance a portion of the consideration and related fees and expenses, and for other general corporate purposes, we issued $1.45 billion aggregate principal amount of senior notes. In addition, we entered into a $1.0 billion unsecured revolving credit facility (the "Credit Agreement").
In July 2016, OpCo completed planned major maintenance activities, or a turnaround, of its Petro 1 ethylene unit at our Lake Charles, Louisiana site. In conjunction with this turnaround, OpCo also completed an upgrade and capacity expansion of the Petro 1 ethylene unit. The Petro 1 expansion project is expected to increase ethylene capacity by approximately 250 million pounds annually. Income from operations for the third quarter of 2016 was negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the planned turnaround and expansion.
On July 18, 2016, we announced that our Calvert City facility was in the process of restarting as a result of an unexpected shut down that occurred on June 1, 2016. The unplanned outage was caused by a mechanical failure of OpCo's ethylene unit, which resulted in a complete outage of the facility and halted all production including the production of ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM"), chlor-alkali and PVC resin. Income from operations for the third quarter of 2016 was negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the unplanned outage.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$380,810	$423,631	$1,098,500	$1,283,545
Styrene, feedstock and other	116,555	164,466	324,369	508,507
Total Olefins	497,365	588,097	1,422,869	1,792,052
Vinyls
PVC, caustic soda and other	599,276	468,235	1,492,650	1,315,101
Building products	182,387	131,705	424,757	369,417
Total Vinyls	781,663	599,940	1,917,407	1,684,518
Total	$1,279,028	$1,188,037	$3,340,276	$3,476,570

Income (loss) from operations
Olefins	$118,475	$196,703	$408,274	$608,744
Vinyls	22,235	67,779	136,559	202,831
Corporate and other	(94,147)	(10,454)	(116,056)	(32,893)
Total income from operations	46,563	254,028	428,777	778,682
Interest expense	(24,366)	(8,211)	(36,966)	(26,760)
Other income, net	41,265	2,636	52,091	33,790
(Benefit from) provision for income taxes	(6,552)	60,033	129,332	236,824
Net income	70,014	188,420	314,570	548,888
Net income attributable to noncontrolling interests	4,352	4,816	14,656	13,847
Net income attributable to Westlake Chemical Corporation	$65,662	$183,604	$299,914	$535,041
Diluted earnings per share	$0.51	$1.39	$2.29	$4.02
EBITDA (1)	$182,057	$317,912	$708,061	$992,701
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-6.3%	-9.1%	-12.0%	-8.6%
Vinyls	-3.0%	+33.3%	-5.7%	+19.5%
Company average	-4.6%	+12.3%	-8.9%	+5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average industry prices (1)
Ethane (cents/lb)	6.3	6.4	6.2	6.3
Propane (cents/lb)	11.2	9.6	10.7	11.0
Ethylene (cents/lb) (2)	32.5	28.2	26.5	33.6
Polyethylene (cents/lb) (3)	68.7	72.3	65.3	73.8
Styrene (cents/lb) (4)	66.8	64.2	63.3	61.4
Caustic soda ($/short ton) (5)	660.8	563.3	618.3	576.1
Chlorine ($/short ton) (6)	304.2	275.0	295.3	260.8
PVC (cents/lb) (7)	71.5	66.5	68.8	66.5
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
EBITDA	$182,057	$317,912	$708,061	$992,701
Less:
(Benefit from) provision for income taxes	(6,552)	60,033	129,332	236,824
Interest expense	24,366	8,211	36,966	26,760
Depreciation and amortization	94,229	61,248	227,193	180,229
Net income	70,014	188,420	314,570	548,888
Changes in operating assets and liabilities and other	101,334	213,028	123,680	284,827
Deferred income taxes	2,920	4,497	105,910	7,585
Net cash provided by operating activities	$174,268	$405,945	$544,160	$841,300

Summary
For the quarter ended September 30, 2016, net income attributable to Westlake Chemical Corporation was $65.7 million, or $0.51 per diluted share, on net sales of $1,279.0 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $117.9 million, or $0.88 per diluted share, compared to the quarter ended September 30, 2015 net income attributable to Westlake Chemical Corporation of $183.6 million, or $1.39 per diluted share, on net sales of $1,188.0 million. Net income for the third quarter of 2016 was impacted by (1) pre-tax transaction and integration-related costs of approximately $82.8 million, or $0.41 per diluted share, associated with the Merger; (2) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, an unplanned outage at our Calvert City facility and other planned turnarounds totaling approximately $36.0 million, or $0.18 per diluted share; and (3) lost sales associated with such turnarounds and outages, partially offset by (4) realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall; and (5) a third quarter 2016 effective tax rate of (10.3)%. The third quarter 2016 rate resulted from discrete items totaling $28.6 million, which decreased the third quarter 2016 tax provision, and are comprised of $17.2 million related to the non-recognition of tax on the gain recognized attributable to previously held outstanding shares of common stock of Axiall and $15.6 million related to return to provision, amended returns and other adjustments, partially offset by $4.2 million related to non-deductible Axiall acquisition costs. We estimate the 2016 annual tax rate on ordinary income will be approximately 35.6%. Net sales for the third quarter of 2016 increased by $91.0 million compared to net sales for the third quarter of 2015, mainly due to sales contributed by Axiall, partially offset by lower sales prices and lower sales volumes for most of our major products. Income from operations was $46.6 million for the third quarter of 2016 as compared to $254.0 million for the third quarter of 2015. The decrease in income from operations for the third quarter of 2016 was mainly a result of lower sales prices for most of our major products, transaction and integration-related costs associated with the Merger and the effect of selling higher cost Axiall inventory recorded at fair value. In addition, income from operations for the third quarter of 2016 was negatively impacted by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds.
For the nine months ended September 30, 2016, net income attributable to Westlake Chemical Corporation was $299.9 million, or $2.29 per diluted share, on net sales of $3,340.3 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $235.1 million, or $1.73 per diluted share, from the nine months ended September 30, 2015 net income attributable to Westlake Chemical Corporation of $535.0 million, or $4.02 per diluted share, on net sales of $3,476.6 million. Net income for the nine months ended September 30, 2016 was impacted by (1) pre-tax transaction and integration-related costs of approximately $90.6 million, or $0.45 per diluted share, associated with the Merger; (2) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, an unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages totaling approximately $116.2 million, or $0.58 per diluted share; and (3) lost sales associated with such turnarounds and outages, partially offset by (4) realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall; and (5) a lower effective tax rate of 29.1%. The 2016 period rate resulted from discrete items totaling $29.0 million, which decreased the tax provision for the 2016 period, and are comprised of $17.2 million related to the non-recognition of tax on the gain recognized attributable to the previously held outstanding shares of common stock of Axiall and $16.0 million related to return to provision, amended returns and other adjustments, partially offset by $4.2 million related to non-deductible Axiall acquisition costs. Net sales for the nine months ended September 30, 2016 decreased by $136.3 million compared to the prior-year period, primarily due to lower sales prices for all our major products and lower sales volumes for ethylene, polyethylene and ethylene co-products, partially offset by higher sales volume for PVC resin and sales contributed by Axiall and Suzhou Huasu Plastics Co., Ltd. ("Huasu"). We acquired a controlling interest in Huasu in June 2015. Income from operations was $428.8 million for the nine months ended September 30, 2016 as compared to $778.7 million for the nine months ended September 30, 2015, a decrease mainly attributable to lower sales prices for all our major products, transaction and integration-related costs associated with the Merger and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. The decrease in income from operations for the nine months ended September 30, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior-year period.
RESULTS OF OPERATIONS
Third Quarter 2016 Compared with Third Quarter 2015
Net Sales. Net sales increased by $91.0 million, or 7.7%, to $1,279.0 million in the third quarter of 2016 from $1,188.0 million in the third quarter of 2015, primarily attributable to sales contributed by Axiall, partially offset by lower sales prices and lower sales volumes for most of our major products. Average sales prices for the third quarter of 2016 decreased by 4.6%

as compared to the third quarter of 2015. Overall sales volumes increased by 12.3% as compared to the third quarter of 2015, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage decreased to 15.8% in the third quarter of 2016 from 26.2% in the third quarter of 2015. The third quarter 2016 gross profit was negatively impacted by lower sales prices for most of our major products. Sales prices decreased an average of 4.6% for the third quarter of 2016 as compared to the third quarter of 2015. In addition, the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds further contributed to the decrease in third quarter 2016 gross profit margin. The decrease in third quarter 2016 gross profit margin was compounded by the negative impact of selling higher cost Axiall inventory recorded at fair value.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.5 million to $72.7 million in the third quarter of 2016 as compared to $57.2 million in the third quarter of 2015. This increase was mainly due to general and administrative costs incurred by Axiall for the period from August 31, 2016 to September 30, 2016, partially offset by lower consulting and professional fees and lower payroll and related labor costs, including incentive compensation, as compared to the prior-year period.
Transaction and Integration-related Costs. Transaction and integration-related costs were $82.8 million in the third quarter of 2016 and primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $16.2 million to $24.4 million in the third quarter of 2016 from $8.2 million in the third quarter of 2015 largely as a result of higher average debt outstanding for the period. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.
Other Income, Net. Other income, net increased by $38.7 million to $41.3 million in the third quarter of 2016 from $2.6 million in the third quarter of 2015. The increase was primarily attributable to the realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall, partially offset by the bridge loan facility fees written off during the third quarter of 2016 and other financing costs in connection with the Merger.
Income Taxes. The effective income tax rate was (10.3)% for the third quarter of 2016. The effective income tax rate for the third quarter of 2016 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate was 24.2% for the third quarter of 2015. The effective income tax rate for the third quarter of 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the foreign earnings rate differential, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $90.7 million, or 15.4%, to $497.4 million in the third quarter of 2016 from $588.1 million in the third quarter of 2015, primarily due to lower sales prices and lower sales volumes for our major products, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 6.3% in the third quarter of 2016 as compared to the third quarter of 2015. Average sales volumes for the Olefins segment decreased by 9.1% in the third quarter of 2016 as compared to the third quarter of 2015.
Income from Operations. Income from operations for the Olefins segment decreased by $78.2 million to $118.5 million in the third quarter of 2016 from $196.7 million in the third quarter of 2015. This decrease was mainly attributable to lower olefins integrated product margins, primarily due to lower sales prices as compared to the prior-year period, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds during the third quarter of 2016. Trading activity in the third quarter of 2016 resulted in a loss of $7.8 million as compared to a loss of $9.3 million in the third quarter of 2015.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $181.8 million, or 30.3%, to $781.7 million in the third quarter of 2016 from $599.9 million in the third quarter of 2015. This increase was mainly attributable to sales contributed by Axiall, partially offset by lower sales prices for our building products and lower sales volumes for all of our major products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 3.0% in the third quarter of 2016 as compared to the third quarter of 2015. Average sales volumes for the Vinyls segment increased by 33.3% in the third quarter of 2016 as compared to the third quarter of 2015, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment decreased by $45.6 million to $22.2 million in the third quarter of 2016 from $67.8 million in the third quarter of 2015. This decrease was mainly caused by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility and other planned turnarounds at our European facilities and lower sales prices for our building products, as compared to the prior-year period. In addition, income from operations for the third quarter of 2016 was negatively impacted by the effect of selling higher cost Axiall inventory recorded at fair value.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Net Sales. Net sales decreased by $136.3 million, or 3.9%, to $3,340.3 million for the nine months ended September 30, 2016 from $3,476.6 million for the nine months ended September 30, 2015, primarily attributable to lower sales prices for all our major products and lower sales volumes for ethylene, polyethylene and ethylene co-products, partially offset by higher sales volume for PVC resin and sales contributed by Axiall and Huasu, as compared to the prior-year period. Average sales prices for the nine months ended September 30, 2016 decreased by 8.9% as compared to the nine months ended September 30, 2015. Sales prices in the first nine months of 2016 were negatively impacted by lower crude oil prices as compared to the prior-year period. Overall sales volumes for the nine months ended September 30, 2016 increased by 5.0% as compared to the nine months ended September 30, 2015, primarily attributable to sales contributed by Axiall and Huasu, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage of 20.9% for the nine months ended September 30, 2016 decreased from the 27.3% gross profit margin percentage for the nine months ended September 30, 2015. The decrease was mainly attributable to lower sales prices for our major products, as compared to the prior-year period, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages during the first nine months of 2016. Sales prices decreased an average of 8.9% for the nine months ended September 30, 2016 as compared to the prior-year period. In addition, gross profit for the nine months ended September 30, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value. The decrease in gross profit for the nine months ended September 30, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior-year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.5 million to $179.8 million for the nine months ended September 30, 2016 as compared to $170.3 million for the nine months ended September 30, 2015. This increase was mainly attributable to general and administrative costs incurred by Axiall for the period from August 31, 2016 to September 30, 2016, partially offset by lower consulting and professional fees, as compared to the prior-year period.
Transaction and Integration-related Costs. Transaction and integration-related costs were $90.6 million in the nine months ended September 30, 2016 and primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $10.2 million to $37.0 million for the nine months ended September 30, 2016, largely as a result of higher average debt outstanding for the period, partially offset by increased capitalized interest on major capital projects as compared to the prior-year period. See "Liquidity and Capital Resources—Debt" below for a further discussion of our indebtedness.
Other Income, Net. Other income, net increased by $18.3 million to $52.1 million for the nine months ended September 30, 2016 from $33.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to the realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall and higher interest income for the nine months ended September 30, 2016 as compared to the prior-year period, partially offset by the expenses related to the bridge loan facility and other financing costs in connection with the Merger. Other income, net for the nine months ended September 30, 2015 included a gain of approximately $15.5 million related to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, and the partial impairment of an equity method investment.
Income Taxes. The effective income tax rate was 29.1% for the nine months ended September 30, 2016. The effective income tax rate for the 2016 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate was 30.1% for the nine months ended September 30, 2015. The effective income tax rate for the 2015 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu, the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $369.2 million, or 20.6%, to $1,422.9 million for the nine months ended September 30, 2016 from $1,792.1 million for the nine months ended September 30, 2015, mainly due to lower sales prices for our major products and lower sales volumes for most of our major products, as compared to the prior-year period. Average sales prices for the Olefins segment decreased by 12.0% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Average sales volumes for the Olefins segment decreased by 8.6% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Income from Operations. Income from operations decreased by $200.4 million to $408.3 million for the nine months ended September 30, 2016 from $608.7 million for the nine months ended September 30, 2015. This decrease was mainly attributable to lower olefins integrated product margins, primarily as a result of lower sales prices as compared to the prior-year period, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds and unplanned outages during the first nine months of 2016. Trading activity for the nine months ended September 30, 2016 resulted in a gain of $7.8 million as compared to a loss of $4.5 million for the prior-year period.
Vinyls Segment
Net Sales. Net sales increased by $232.9 million, or 13.8%, to $1,917.4 million for the nine months ended September 30, 2016 from $1,684.5 million for the nine months ended September 30, 2015. This increase was primarily attributable to sales contributed by Axiall and Huasu and higher sales volume for PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 5.7% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Average sales volumes for the Vinyls segment increased by 19.5% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily attributable to sales contributed by Axiall and Huasu, as compared to the prior-year period.
Income from Operations. Income from operations decreased by $66.2 million to $136.6 million for the nine months ended September 30, 2016 from $202.8 million for the nine months ended September 30, 2015. This decrease was mainly caused by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility and other planned turnarounds during the first nine months of 2016. Income from operations for the nine months ended September 30, 2016 was also lower as a result of lower sales prices for our major products, partially offset by higher product margins at our European operations, as compared to the prior-year period. In addition, income from operations for the nine months ended September 30, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Cash Flows
Operating Activities
Operating activities provided cash of $544.2 million in the first nine months of 2016 compared to cash provided by operating activities of $841.3 million in the first nine months of 2015. The $297.1 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, an increase in working capital requirements and an increase in deferred turnaround costs associated with OpCo's Lake Charles Petro 1 turnaround, partially offset by lower income taxes paid, as compared to the prior-year period. Income from operations decreased by $349.9 million in the first nine months of 2016, as compared to the prior-year period, mostly attributable to (1) lower sales prices for all our major products; (2) transaction and integration-related costs associated with the Merger; and (3) the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $10.5 million in the first nine months of 2016, compared to $113.9 million of cash provided in the first nine months of 2015, an unfavorable change of $103.4 million. The change was mainly due to an increase of $147.2 million in accounts receivable and an increase of $112.0 million in inventory, partially offset by a decrease in accounts payable and accrued liabilities of $148.7 million.
Investing Activities
Net cash used for investing activities during the first nine months of 2016 was $2,389.1 million as compared to net cash used for investing activities of $553.6 million in the first nine months of 2015. We used $2,437.8 million, net of cash acquired, for the acquisition of Axiall. Capital expenditures were $467.3 million in the first nine months of 2016 compared to $329.2 million in the first nine months of 2015. Capital expenditures in the first nine months of 2016 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site and OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in the first nine months of 2015 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first nine months of 2016 and 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in the first nine months of 2016 totaled $138.4 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $662.9 million from the sales and maturities of our investments in the first nine months of 2016. The activity during the first nine months of 2015 was primarily related to the purchases of securities and the receipt of proceeds from the sales and maturities of our investments. In addition, we acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of a controlling interest in Huasu.
Financing Activities
Net cash provided for financing activities during the first nine months of 2016 was $1,560.5 million as compared to net cash used for financing activities of $203.1 million in the first nine months of 2015. Net proceeds from the issuance of our senior notes and the proceeds from our term loan and the drawdown of the Credit Agreement were $1,428.5 million and $600.0 million, respectively, partially offset by the $125.0 million partial repayment of the Credit Agreement in the first nine months of 2016. The remaining activity during the first nine months of 2016 was primarily related to the $71.9 million payment of cash dividends, the $12.3 million payment of cash distributions to noncontrolling interests, the $35.2 million payment of debt issuance costs and the $67.4 million of cash used for repurchases of shares of our common stock. In addition, we repaid $10.6 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $5.6 million of proceeds from the issuance of such notes payable. The financing activities during the first nine months of 2015 were mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests, the proceeds from and the repayments of Huasu's short-term notes payable to banks and the repurchase of shares of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at our Calvert City facility is expected to increase to 730 million pounds annually at the completion of this project. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of the Credit Agreement and OpCo's revolving credit facility with another subsidiary of ours and other external financing. As of

September 30, 2016, OpCo had incurred a total cost of approximately $30.5 million on the Calvert City ethylene expansion capital project.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. During the three months ended September 30, 2016, no shares of our common stock were repurchased under the 2014 Program. As of September 30, 2016, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of September 30, 2016, our cash and cash equivalents totaled $380.5 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of September 30, 2016, our indebtedness, including current maturities, totaled $3.8 billion, consisting of $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (collectively, the "Senior Notes"), $624.8 million aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes"), $63.2 million aggregate principal amount of the 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes"), $250.0 million principal amount of 3.60% senior notes due 2022, $433.8 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes"), $16.2 million aggregate principal amount of the 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes"), $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"), $325.0 million borrowings outstanding under the Credit Agreement, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and a $150.0 million current term loan facility, plus unamortized premium net of unamortized discount and debt issuance costs of $1.4 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of September 30, 2016, debt outstanding under the Credit Agreement, tax-exempt waste disposal revenue bonds and the term loan facility bore interest at a variable rate. As of September 30, 2016, we were in compliance with all of the covenants with respect to the Senior Notes, the 4.625% Westlake 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% senior notes due 2022, the 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the Credit Agreement, our waste disposal revenue bonds and our term loan facility.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flow from operations, available cash and available borrowings under the Credit Agreement will be adequate to meet our normal operating needs for the foreseeable future.
Term Loan
On August 10, 2016, our indirect subsidiary, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150.0 million term loan facility. The term loan facility matures on March 31, 2017. The loans thereunder bear interest at a floating interest rate equal to LIBOR plus 2.0% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity. The CV Borrower may elect to convert the interest rate to a base rate with a 1.0% spread.

The facility contains customary covenants and events of default that impose certain operating and financial restrictions on the CV Borrower and certain of its subsidiaries. These restrictions, among other things, provide limitations on the incurrence of additional indebtedness and liens and the ability to engage in certain transactions with affiliates.
Pursuant to the credit agreement, all of our non-U.S. subsidiaries are to remain owned, directly or indirectly, by the CV Borrower and its wholly owned subsidiary, Westlake International II LLC, a Delaware limited liability company ("WII LLC"). The CV Borrower is also required, together with its subsidiaries, to maintain at all times unencumbered cash and cash equivalents in a U.S. dollar equivalent of not less than $150.0 million, which amount shall be increased by 5% to the extent maintained in non-U.S. currencies. In connection therewith, an amount of cash and cash equivalents for the period (a) from the closing date until the date 30 days thereafter, not less than $50.0 million, and (b) thereafter, not less than $75.0 million, shall be maintained by the CV Borrower and its subsidiaries in accounts at Bank of America, N.A., in accordance with existing cash management agreements.
Obligations under the term loan facility are secured by a pledge of 65% of the membership interests of WII LLC as well as rights under the partnership agreement of Westlake International Holdings C.V., a limited partnership organized under the laws of The Netherlands, held by WII LLC and the CV Borrower.
Credit Agreement
On August 23, 2016, we and certain of our subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among us, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Credit Agreement replaced our existing $400.0 million senior secured third amended and restated credit facility, dated as of July 17, 2014 (the "Prior ABL Credit Agreement"), by and among us, the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and us and certain of our subsidiaries, as borrowers. The Credit Agreement includes a $150.0 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The Credit Agreement also provides for a discretionary $50.0 million commitment for swing-line loans to be provided on a same-day basis. We may also increase the size of the facility, in increments of at least $25.0 million, up to a maximum of $500.0 million, subject to certain conditions and if certain Lenders agree to commit to such an increase. On October 14, 2016, certain domestic subsidiaries of Axiall and Lagoon LLC were added as subsidiary guarantors to the Credit Agreement.
At September 30, 2016, we had $325.0 million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.0% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating. The Credit Agreement matures on August 23, 2021. As of September 30, 2016, we had outstanding letters of credit totaling $76.6 million and borrowing availability of $598.4 million under the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains customary events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of September 30, 2016, we were in compliance with the total leverage ratio financial maintenance covenant.
GO Zone and IKE Zone Bonds
As of September 30, 2016, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% 2035 GO Zone Senior Notes and 6 ½% 2035 IKE Zone Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2015 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
The indenture governing the 3.60% senior notes due 2022 contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets.
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
On August 10, 2016, we completed our private offering of our $750.0 million aggregate principal amount of the 3.60% 2026 Senior Notes and $700.0 million aggregate principal amount of the 5.0% 2046 Senior Notes. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. We have entered into a registration rights agreement in which we have agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The net proceeds from the offering were used to finance the Merger and to repay amounts under the term loan facility dated February 27, 2015 entered into by Axiall Holdco, Inc. (a wholly-owned subsidiary of Axiall), as the borrower, with the financial institutions party thereto. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or 5.0% 2046 Senior Notes in excess of $40.0 million are guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes.
The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets.
Exchange Offers
On September 7, 2016, we completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688.0 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and the $450.0 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes (together with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by Axiall for new senior notes issued by us having the same maturity and interest rates as the Subsidiary Notes. The 4.625% Subsidiary 2021 Senior Notes and the 4.875% Subsidiary 2023 Senior Notes were assumed at fair value, which resulted in a premium on the Subsidiary Notes of $33.5 million and $15.8 million, respectively. The Axiall Exchange Offers, pursuant to which $624.8 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged, respectively, for $624.8 million aggregate principal amount of the 4.625% Westlake 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Westlake 2023 Senior Notes, leaving outstanding $63.2 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16.2 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes. The Subsidiary Notes are the senior unsecured obligations of Axiall and Eagle Spinco, respectively. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. We have entered into a registration rights agreement in which we have agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.625% Westlake 2021 Senior Notes or the 4.875% Westlake 2023 Senior Notes in excess of $40.0 million are guarantors of the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes.
The indenture governing the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"). The revolving credit facility matures in 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2016, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of September 30, 2016, outstanding borrowings under the credit facility totaled $428.0 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Similarly, statements made herein and elsewhere regarding our acquisition of Axiall are also forward-looking statements, including statements regarding the expected benefits of the acquisition on our future business, operations and financial performance and our ability to successfully integrate the recently acquired business. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flow and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under the Credit Agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Calvert City facility;

•	results of acquisitions, including our acquisition of Axiall (including the benefits, results and effects thereof);

•	pension plan obligations, funding requirements and investment policies;

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

•	changes in laws or regulations;

•	technological developments;

•	our ability to realize anticipated benefits of the Merger and to integrate Axiall's business;

•	charges or other liabilities relating to the Merger;

•	the significant indebtedness that we have incurred in connection with the Merger;

•	our ability to integrate acquired businesses other than Axiall;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2016, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $19.4 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $6.3 million. Additional information concerning derivative commodity instruments appears in Notes 14 and 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2016, we had $485.9 million principal amount of variable rate debt outstanding. All of the debt outstanding under our current term loan facility, the Credit Agreement and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $485.9 million as of September 30, 2016 was 2.26%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $4.9 million. Also, at September 30, 2016, we had $3.3 billion aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $33.4 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2015 Form 10-K, filed on February 24, 2016, contained a description of various legal proceedings in which we are involved, including environmental proceedings at our facilities in Calvert City. See Note 20 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2015 Form 10-K. The information below includes additional risks relating to our acquisition of Axiall. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
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
In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of September 30, 2016, our total indebtedness was $3.8 billion, and our debt represented approximately 50% of our total capitalization. Our annual interest expense for 2015 was $34.7 million, net of interest capitalized of $10.4 million. On August 10, 2016, we issued $1.45 billion aggregate principal amount of senior notes in order to finance part of the Merger consideration. On August 23, 2016, we entered into the Credit Agreement (replacing the Prior ABL Credit Agreement). On September 7, 2016, we completed the Axiall Exchange Offers, pursuant to which $624.8 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged for $624.8 million aggregate principal amount of the 4.625% Westlake 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Westlake 2023 Senior Notes, respectively, leaving outstanding $63.2 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16.2 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes.
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
The Credit Agreement and the indenture governing the Senior Notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
The Credit Agreement and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability to:

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
These limitations are subject to a number of important qualifications and exceptions. However, the effectiveness of many of these restrictions in the indenture governing the Senior Notes is currently suspended under the indenture because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies.
The Credit Agreement also requires us to maintain a quarterly total leverage ratio. These covenants may adversely affect our ability to finance future business opportunities or acquisitions. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable. In addition, any acceleration of debt under the Credit Agreement will constitute a default under some of our other debt, including the indenture governing the Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2016	—	$—	—	$171,285,000
August 2016	16,613	$51.91	—	$171,285,000
September 2016	13,212	$51.11	—	$171,285,000
	29,825	$51.56	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock and restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of September 30, 2016, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

4.1
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260)

4.2
Fourth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of February 1, 2013, by and among Axiall Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753)

4.3
Fifth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753)

4.4
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260)

4.5
Indenture dated as of September 8, 2016 by and among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Registration Statement on Form S-3, filed on September 8, 2016, File No. 333-213548)

10.1
Registration Rights Agreement, dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260)

10.2
Registration Rights Agreement, dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as dealer managers (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260)

10.3†	Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V.

10.4
Credit Agreement dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 9, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260)

4.2
Fourth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of February 1, 2013, by and among Axiall Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753)

4.3
Fifth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753)

4.4
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260)

4.5
Indenture dated as of September 8, 2016 by and among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Registration Statement on Form S-3, filed on September 8, 2016, File No. 333-213548)

10.1
Registration Rights Agreement, dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260)

10.2
Registration Rights Agreement, dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as dealer managers (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260)

10.3†	Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V.

10.4
Credit Agreement dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260)

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