Form 10-K
period 2016-12-31
WESTLAKE CHEMICAL CORP
filed 2017-02-22
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2016, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2016 of $42.92 on the New York Stock Exchange was approximately $1.6 billion.
There were 128,925,003 shares of the registrant's common stock outstanding as of February 15, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2017 Annual Meeting of Stockholders to be held on May 19, 2017.

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
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2016. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
NON-GAAP FINANCIAL MEASURES
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose so-called non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flows.
EBITDA is included in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes.

i

PART I

Item 1. Business
General
We are a vertically integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. Our products include some of the most widely used chemicals in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, water treatment, refrigerants, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal operating segments, Olefins and Vinyls. We are highly integrated along our olefins product chain with significant downstream integration into polyethylene and styrene monomer. We are also an integrated global producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
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
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). As of February 15, 2017, Westlake Partners' assets consist of a 13.3% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly owned by us. OpCo's assets include two ethylene production facilities at our olefins facility at our Lake Charles site, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain an 86.7% limited partner interest in OpCo, a 52.2% limited partner interest in Westlake Partners (common and subordinated units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of both our Olefins and Vinyls segments. For more information, see "—Olefins Business" and "—Vinyls Business" below.
On August 31, 2016, we completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake. Axiall is a manufacturer and international marketer of chemicals and building products, with manufacturing sites in North America. The combined company is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 15, 2017, we (directly and through OpCo and our 95% and 60% owned Asian joint ventures) had 39.8 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia.
Olefins Business
Products
Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene (through OpCo), polyethylene, styrene and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview facility. We have two ethylene plants, which are owned by OpCo, two polyethylene plants and one styrene monomer plant at our olefins facility at our Lake Charles site. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview site.

The following table illustrates our production capacities at February 15, 2017 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses
	(Millions of pounds)
Ethylene (1)	2,990	Polyethylene, ethylene dichloride ("EDC"), styrene, ethylene oxide/ethylene glycol
Low-Density Polyethylene ("LDPE")	1,500
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
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. OpCo has the capacity to produce 3.0 billion pounds of ethylene per year at our olefins facility at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. OpCo also produces ethylene for our Vinyls segment at our Calvert City site, and substantially all of the ethylene we purchase from OpCo at Calvert City is used internally in the production of VCM. For OpCo's annual ethylene production that is purchased by us for our Vinyls business, see "Business—Vinyls Business." In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. OpCo completed an upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the third quarter of 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually.
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
We are the leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher margin specialty polyethylene products. In 2016, our annual capacity of 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both Lake Charles and Longview. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
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
Feedstocks
We are highly integrated along our olefins product chain. We (through OpCo) produce most of the ethylene required to produce our polyethylene and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our olefins facility at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview site.
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
No single customer accounted for 10% or more of net sales for the Olefins segment in 2016.
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
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlor-alkali (chlorine and caustic soda) and chlorinated derivative products and, through OpCo, ethylene. We also manufacture and sell building products fabricated from PVC, including siding, pipe, fittings, profiles, trim, mouldings, fence and decking products, window and door components and film and sheet products. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary North American chemical manufacturing facilities are located in our Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. Our Calvert City site includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. Our Lake Charles site includes three chlor-alkali plants, two VCM plants, a chlorinated derivative products plant and cogeneration assets. Our Plaquemine site includes a chlor-alkali plant, a VCM plant, a PVC plant and cogeneration assets. Our Geismar site includes a chlor-alkali plant, a VCM plant and a PVC plant. We also produce chlorine, caustic soda, hydrogen and chlorinated derivative products at our Natrium, West Virginia, Longview, Washington and Beauharnois, Quebec facilities and PVC resin and PVC compounds at several facilities in Mississippi. Our European chemical manufacturing facilities are located in Germany and the United Kingdom and include two chlor-alkali plants, two VCM plants and six PVC plants. Our Asian manufacturing facilities are located near Shanghai, in the People's Republic of China, and in Kaohsiung, Taiwan, through our 95% and 60% owned joint ventures, respectively, and include a PVC plant, a PVC film and sheet plant, a chlor-alkali plant and a chlorinated derivative products plant. As of February 15, 2017, we owned 26 building product facilities.

The following table illustrates our production capacities at February 15, 2017 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
Specialty PVC	1,100	Automotive sealants, cable sheathing, medical applications and other applications
Commodity PVC	5,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications
VCM	6,980	PVC
Chlorine	7,140	VCM, organic/inorganic chemicals, bleach
Caustic Soda	7,860	Pulp and paper, organic/inorganic chemicals, neutralization, alumina
Chlorinated Derivative Products	2,290	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production
Ethylene (3)	630	VCM
Building Products	1,950
Pipe: water and sewer, plumbing, irrigation, conduit;
   fittings; profiles and foundation building products;
   window and door components; fence and deck
   components; siding, trim and mouldings; film and sheet

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Includes capacity related to our 95% and 60% owned Asian joint ventures.

(3)	Production capacity owned by OpCo.
PVC and PVC Compounds. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene. PVC compounds are highly customized formulations that offer specific end-use properties based on customer-determined manufacturing specifications. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendering, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, medical films and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window and door profiles, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and bottles.
We are the third-largest PVC producer in the world. We have the capacity to produce 5.7 billion pounds and 1.1 billion pounds of commodity and specialty PVC per year, respectively, at our various facilities globally. We use some of our North American-produced PVC internally in the production of our building products and PVC compounds. The remainder of our PVC, including the PVC produced at our European and Asian facilities, is sold to downstream fabricators and the international markets.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce 5.5 billion pounds and 1.5 billion pounds of VCM per year at our North American and European facilities, respectively. The majority of our VCM is used internally in our PVC operations. VCM not used internally is sold to other vinyl resins producers in domestic and international markets.
Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Lake Charles, Plaquemine, Natrium, Calvert City, Geismar, Beauharnois, Longview, Gendorf, and Knapsack, Germany and Kaohsiung facilities. We are the third-largest chlor-alkali producer in the world. We use our chlorine production in our VCM and chlorinated derivative products plants. We currently have the capacity to supply all of our chlorine requirements internally. Any remaining chlorine is sold into the North American merchant chlorine market. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina.

Chlorinated Derivative Products. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite and hydrochloric acid ("HCL"). We have the capacity to produce 2.3 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview facilities. The majority of our chlorinated derivative products is sold to external customers who use it for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling and natural gas and oil production.
Ethylene. We use the ethylene we purchase that is produced by OpCo at Calvert City to produce VCM. OpCo's Calvert City ethylene plant has the capacity to produce approximately 20% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from OpCo's Lake Charles plant and from third party purchases. OpCo's Calvert City ethylene plant utilizes ethane feedstock and enables us, through OpCo, to enhance our vinyl chain integration. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017.
Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for siding, trim, mouldings, fence, deck, window and door systems. Our building products consist of two primary product groups: (i) exterior products, which includes siding, trim, mouldings, window profiles, fence and decking products; and (ii) PVC pipe, specialty PVC pipe and fittings. We manufacture and market exterior products under the Royal Building Products®, Celect Cellular Exteriors by Royal®, Zuri Premium Decking by Royal®, Royal S4S Trim Board® and Exterior Portfolio® brand names. We manufacture and market specialty pipe and fittings, water, sewer, irrigation and conduit pipe products under the North American Pipe® and Royal Building Products® brand names. We manufacture film and sheet at our Shanghai facility for both Asian and global markets. All of our building products are sold to external customers. The combined capacity of our 26 building products plants is 2.0 billion pounds per year.
Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the ethylene required by our Calvert City and Geismar facilities (through OpCo). Ethylene produced at OpCo's Calvert City facility utilizes ethane feedstock. We purchase the remainder of the ethylene required for our other North American and European facilities from a number of sources under various contracts. We have access to, and partially own, an ethylene pipeline in Germany. We have long-term leases on salt domes, from which we supply our salt brine requirements by pipeline, close to our Lake Charles chlor-alkali plant. The salt requirements for our Plaquemine and Natrium chlor-alkali plants are supplied internally from our salt domes. We purchase the salt required for our other chlor-alkali plants pursuant to long-term contracts. Electricity and steam for one of our Lake Charles facilities are produced by both on-site cogeneration units and through a toll arrangement with RS Cogen, LLC ("RS Cogen"), a joint venture in which we own a 50% interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the site. Electricity and steam for the Plaquemine facility is supplied internally by our on-site cogeneration unit. A portion of our Natrium facility's electricity requirements is produced by our on-site generation unit, and the remainder purchased under an industrial contract. We purchase electricity for our remaining North American and European facilities under long-term industrial contracts. We purchase VCM for our Asian PVC plant on a contract and spot basis.
Our North American and Asian facilities supply predominantly all of the PVC required for our building products plants. We may also purchase PVC at market prices, if needed. The remaining feedstocks for building products include pigments, fillers, stabilizers and other ingredients, which we purchase under short-term contracts based on prevailing market prices.
Marketing, Sales and Distribution
We have a dedicated sales force for our business, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. We use some of our North American-produced PVC internally in the production of our building products and PVC compounds. The remainder of our PVC, including the PVC produced at our European and Asian facilities, is sold to downstream fabricators and the international markets. We have the capacity to use a majority of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We also use our chlorine internally to produce chlorinated derivative products. We sell the remainder of our chlorine and substantially all of our caustic soda production to external customers. The majority of our products are shipped from production facilities directly to the customer via pipeline, truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.
We are the second largest manufacturer of PVC pipe by capacity in the United States. We sell a majority of our siding, trim and mouldings products, PVC pipe, specialty PVC pipe and fittings, and film and sheet products through a combination of our internal sales force and manufacturer's representatives. In Canada, we operate 19 company-owned distribution branches that sell our vinyl siding and accessories and trim and mouldings products, as well as pipe and fittings. We also engage in advertising programs primarily directed at trade professionals that are intended to develop awareness and interest in our products. In addition, we display our building products at trade shows.
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2016.
Competition
The markets in which our Vinyls business operates are highly competitive. Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Oxy Chem, LP, Shintech, Inc., Olin Corporation, Mexichem, S.A.B. de C.V., INOVYN ChlorVinyls Limited, VYNOVA Group and Kem One Group SAS.
Competition in the building products market is based on on-time delivery, product quality, product innovation, customer service, product consistency and price. We compete in the building products market with other producers and fabricators including Diamond Plastics Corporation, JM Eagle, Ply Gem Holdings, Inc., CertainTeed Corporation, IPEX Inc., Associated Materials LLC and CPG International, LLC.
Environmental
As is common in our industry, we are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which we do business. National, state or provincial and local standards regulating air, water and land quality affect substantially all of our manufacturing locations around the world. Compliance with such laws and regulations has required and will continue to require capital expenditures and increase operating costs.
It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2016, we made capital expenditures of $16.2 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $27.0 million in 2017 and $33.0 million in 2018, respectively, related to environmental compliance.
See our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 23 to our consolidated financial statements included in Item 8 of this Form 10-K.
Employees
As of December 31, 2016, we had approximately 8,870 employees in the following areas:

Category	Number
Olefins segment	840
Vinyls segment	7,700
Corporate and other	330
Approximately 34% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements that expire at various times through 2021. We have multiple collective bargaining agreements in Europe, Canada and the United States, with varying expiration years, covering different groups of our work force. There were no strikes, lockouts, or work stoppages in 2016 and we believe that our relationship with our employees and unions is open and positive.
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

Segment and Geographic Information
Information regarding sales, income from operations and assets attributable to our Olefins and Vinyls segments, and geographical information is presented in Note 24 to our consolidated financial statements included in Item 8 of this Form 10-K.
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

Volatility in costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flows.
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
Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flows. In addition, because we utilize the first-in, first-out ("FIFO") method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.
Lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2016 (as of December 31, 2016, approximately 50% lower than their 2014 peak levels), have led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers that use crude oil derivatives. As a result, our margins and cash flows have been and may continue to be negatively impacted. This impact could be magnified to the extent crude oil prices drop even further and depending on how long prices remain at these levels. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States outside of the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Additionally, the export of natural gas liquids from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
External factors beyond our control can cause fluctuations in demand for our products and in our prices and margins, which may negatively affect our results of operations and cash flows.
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions, including in the United States, Europe and Asia;

•	new capacity additions in North America, Asia and the Middle East;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	increases in interest rates;

•	international events and circumstances;

•	war, sabotage, terrorism and civil unrest;

•	governmental regulation, including in the United States, Europe and Asia;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.

A number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakness in the U.S. residential housing market since 2006 and continued economic weakness in Europe has had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market or the European economy worsens in particular, demand for our products and our results of operations and cash flows could be adversely affected to an even greater degree.
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
Hostilities in the Middle East, the Commonwealth of Independent States (including Ukraine) or elsewhere or the occurrence, or threat of occurrence, of terrorist attacks could adversely affect the economies of the United States, Europe and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. Furthermore, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2016, have led and may continue to lead to lower margins in the United States. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.
We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition of trade barriers (which could, among other things, negatively impact our ability to export our products outside of the U.S.), imposition of tariffs and duties, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. If the new U.S. administration makes certain changes to its foreign trade policies, such changes could lead to imposition of additional trade barriers and tariffs on us in foreign jurisdictions. Our operating results could be negatively affected by any of these risks.
A deterioration in global economic conditions may have a negative impact on our business and financial condition.
A deterioration in global economic conditions, including continued economic weakness in Europe, may have a negative impact on our business and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the availability of additional financing at cost effective interest rates cannot be assured. A deterioration in global economic conditions, including continued economic weakness in Europe, could have an impact on the lenders under our revolving credit facility or on our customers and suppliers, causing them to fail to meet their obligations to us. Additionally, a deterioration in global economic conditions could result in reduced demand for our products, which would have a negative impact on our revenues and profits. Further, Europe's economic recovery has been slow relative to the United States. If Europe does not experience a meaningful economic recovery, it may have a continued negative effect on our European business.
Our inability to compete successfully may reduce our operating profits.
The petrochemical industry is highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world's largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of building products is affected by a variety of factors, including:

•	product price;

•	balance of product supply/demand;

•	material, technology and process innovation;

•	technical support and customer service;

•	quality;

•	reliability of raw material and utility supply;

•	availability of potential substitute materials; and

•	product performance.
Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include:

•	the emergence of new domestic and international competitors;

•	the rate of capacity additions by competitors;

•	changes in customer base due to mergers;

•	the intensification of price competition in our markets;

•	the introduction of new or substitute products by competitors; and

•	the technological innovations of competitors.
Our production facilities process some volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
We have chemical manufacturing sites in the United States, Europe and Asia. Our operations are subject to the usual hazards associated with chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	transportation accidents involving our chemical products;

•	remediation complications;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks;

•	sabotage;

•	terrorist attacks; and

•	political unrest.
According to some experts, global climate change could result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards worldwide. If this materializes, severe weather and natural disaster hazards could pose an even greater risk for our facilities, particularly those in Louisiana.
All these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our chemical manufacturing facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition, results of operations or cash flows.
We are exposed to significant losses from products liability, personal injury and other claims relating to the products we manufacture. Additionally, individuals currently seek, and likely will continue to seek, damages for alleged personal injury or property damage due to alleged exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management's attention and resources. We maintain and expect to continue to maintain insurance for products liability, workplace exposure, workers' compensation and other claims, but the amount and scope of such insurance may not be adequate or available to cover a claim that is successfully asserted against us. In addition, such insurance could become more expensive and difficult to maintain and may not be available to us on commercially reasonable terms or at all. The results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our financial condition, results of operations or cash flows.
We rely on a limited number of outside suppliers for specified feedstocks and services.
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers is unable to meet its obligations under any present or future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business and results of operations. A vendor may choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers, or any significant additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credits, could materially adversely affect our financial condition, results of operations or cash flows.
We rely heavily on third party transportation, which subjects us to risks and costs that we cannot control. Such risks and costs may materially adversely affect our operations.
We rely heavily on railroads, barges and other shipping companies to transport raw materials to the manufacturing facilities used by our businesses and to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards (including pipeline leaks and ruptures and storage tank leaks), as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business and results of operations.
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
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining Axiall's business with our business;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in successfully managing relationships with our strategic partners and our supplier and customer base;

•	difficulties in maintaining existing, and establishing new, business relationships; and

•	difficulties in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the combined company's business, financial condition or results of operations. In addition, even if the operations of our business and Axiall's business are integrated successfully, we may not realize the full benefits of the Merger, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected benefits of the Merger and negatively impact us. As a result, we cannot be certain that the combination of the Westlake and Axiall businesses will result in the realization of the full benefits anticipated from the Merger.
The Merger may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Axiall with our existing business and operations. The amount and timing of such charges, if any, are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities that we assumed in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock could decline to the extent the combined company's financial results are materially affected by any of these events.
We may pursue other acquisitions, dispositions and joint ventures and/or other transactions that may impact our results of operations and financial condition.
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include various domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures that are intended to result in the realization of synergies, the creation of efficiencies or the generation of cash to reduce debt. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although we would pursue these transactions because we expect them to yield longer-term benefits if the efficiencies and synergies we expect are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management. Integration of other acquired operations can lead to restructuring charges or other costs. We may have difficulties integrating the operations of other acquired businesses.
Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
We use large quantities of hazardous substances and generate large quantities of hazardous wastes and emissions in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities such as the U.S. Environmental Protection Agency (the "EPA") and the European Union, which promulgates the Industrial Emission Directive ("IED"). As such, we are subject to extensive international, national, state and local laws, regulations and directives pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws, regulations and directives are subject to varying and conflicting interpretations. Many of these laws, regulations and directives provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all of our petrochemical facilities in the United States and Europe may require improvements to comply with certain changes in process safety management requirements.
New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us. For example, on April 17, 2012, the EPA promulgated MACT standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. Similarly, the Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. The TSCA reform legislation enacted in June 2016 expanded the EPA's authority to review and regulate new and existing chemicals. This law or future new, amended or proposed laws or rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
In March 2011, the EPA proposed amendments to the emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions. We operate a mercury cell production unit at our Natrium facility. We cannot predict the timing or content of the final regulation, or its ultimate cost to, or impact on us.
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Legislation to regulate GHG emissions has also been introduced in the United States Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. In the European Union, the Emissions Trading Scheme obligates certain emitters to obtain GHG emission allowances to comply with a cap and trade system for GHG emissions. In addition, the European Union has committed to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Under the IED, European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as the "best available technique" are being explored. Future implementation of these concepts may result in technical modifications in our European facilities. In addition, under the Environmental Liability Directive, European Union member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays principle." We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.
We also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our facilities or to chemicals that we otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on our operations, a significant increase in the success of these types of claims could have a material adverse effect on our business, financial condition, operating results or cash flows.
Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. The U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), similar state laws and certain European directives impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the wastes, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA, similar state laws and certain European directives could impose liability for damages to natural resources caused by contamination.
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
We have capital expansion plans for our facilities. Expansion projects may be subject to delays or cost overruns, including delays or cost overruns resulting from any one or more of the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts or materials;

•	shortages of skilled labor and other personnel necessary to perform the work;

•	delays and performance issues;

•	failures or delays of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials;

•	work stoppages and other labor disputes;

•	unanticipated actual or purported change orders;

•	disputes with contractors and suppliers;

•	design and engineering problems;

•	latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties of our contractors and suppliers;

•	sabotage;

•	terrorist attacks;

•	interference from adverse weather conditions; and

•	difficulties in obtaining necessary permits or in meeting permit conditions.
Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, actual capital expenditures could materially exceed our planned capital expenditures.
Our level of debt, including substantial additional debt that we incurred in connection with the Merger, could adversely affect our ability to operate our business.
As of December 31, 2016, our indebtedness, including current maturities, totaled $3.8 billion, and our debt represented approximately 50% of our total capitalization. Our annual interest expense for 2016 was $79.5 million, net of interest capitalized of $10.4 million. In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. On August 10, 2016, we issued $1.45 billion aggregate principal amount of senior notes in order to finance part of the Merger consideration. On August 23, 2016, we entered into a $1.0 billion unsecured revolving credit facility (the "Credit Agreement"). The Credit Agreement replaced our existing $400.0 million senior secured third amended and restated credit facility, dated as of July 17, 2014 (the "Prior ABL Credit Agreement"). On September 7, 2016, we completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688.0 million aggregate principal amount of the outstanding 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes") issued by Eagle Spinco Inc. ("Eagle Spinco"), a wholly-owned subsidiary of Axiall, and the $450.0 million aggregate principal amount of the outstanding 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes" and, together with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by

Axiall for new senior notes issued by us and having the same maturity and interest rates as the Subsidiary Notes. Under the Axiall Exchange Offers, $624.8 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged for $624.8 million aggregate principal amount of our 4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes") and $433.8 million aggregate principal amount of our 4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes"), respectively, leaving outstanding $63.2 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16.2 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes.
Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

•	a portion of our cash flows from operations will be dedicated to the payment of interest and principal on our debt and will not be available for other purposes, including the payment of dividends;

•	we may not be able to obtain necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	our less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flows to improve their operations;

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
Our business may not generate sufficient cash flows from operations, we may not receive sufficient distributions from Westlake Partners, currently anticipated cost savings and operating improvements may not be realized on schedule and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We also generate revenues denominated in currencies other than that of our indebtedness and may have difficulty converting those revenues into the currency of our indebtedness. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, we may not be able to refinance any of our indebtedness, including our credit facility and our senior notes, on commercially reasonable terms or at all. All of these factors could be magnified if we were to finance any future acquisitions with significant amounts of debt.
The Credit Agreement and the indenture governing certain of our senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
The Credit Agreement and the indenture governing certain of our senior notes impose significant operating and financial restrictions on us. These restrictions limit our ability to:

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
These limitations are subject to a number of important qualifications and exceptions. However, the effectiveness of many of these restrictions in the indenture governing certain of our senior notes is currently suspended under the indenture because those notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The Credit Agreement also requires us to maintain a quarterly total leverage ratio.
These covenants may adversely affect our ability to finance future business opportunities or acquisitions. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable. In addition, any acceleration of debt under the Credit Agreement will constitute a default under some of our other debt, including the indentures governing our senior notes.
Our participation in joint ventures and similar arrangements exposes us to a number of risks, including risks of shared control.
In connection with the Merger, we became party to several new joint ventures and similar arrangements, including an investment, together with Lotte Chemical USA Corporation ("Lotte"), in a joint venture to build an ethylene facility, LACC, LLC ("LACC"). Our participation in joint ventures and similar arrangements, by their nature, requires us to share control with unaffiliated third parties. In particular, with respect to our investment in LACC, we are a 10% holder and, therefore, our partner Lotte will have primary control over operations, including management of the contractors responsible for constructing the ethylene facility. If there are differences in views among joint venture participants in how to operate a joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
LACC may incur additional costs or delays in the construction of the LACC ethylene facility.
In connection with the Merger, we assumed a commitment to contribute up to $225.0 million toward the construction of the LACC ethylene facility, which equates to approximately 10% of the equity in LACC. If there are cost overruns, our investment could be diluted below 10% if we do not make additional contributions to maintain our ownership position. The construction of the LACC ethylene facility without delays or significant cost overruns is subject to substantial risks, including:

•	shortages and inconsistent quality of equipment, materials, and labor;

•	labor costs and productivity;

•	work stoppages;

•	contractor or supplier delay or non-performance under construction or other agreements or non-performance by other major participants in construction projects;

•	delays in or failure to receive necessary permits, approvals, tax credits, and other regulatory authorizations;

•	delays associated with start-up activities, including major equipment failure, system integration, and operations, and/or unforeseen engineering problems;

•	changes in project design or scope;

•	impacts of new and existing laws and regulations, including environmental laws and regulations;

•	the outcome of legal challenges to projects, including legal challenges to regulatory approvals;

•	failure to construct in accordance with licensing requirements;

•	continued public and policymaker support for such projects;

•	adverse weather conditions or natural disasters;

•	sabotage;

•	terrorist attacks;

•	environmental and geological conditions;

•	delays or increased costs to interconnect facilities; and

•	other unanticipated cost increases.

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
A change in tax laws, treaties or regulations, or their interpretation or application, could have a negative impact on our business and results of operations.
We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate. A material change in these tax laws, treaties or regulations, or their interpretation or application, could have a negative impact on our business and results of operations.
We may have difficulties integrating the operations of future acquired businesses.
If we are unable to integrate or to successfully manage businesses that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the acquisitions for a number of reasons, including the following:

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
The vast majority of our employees in Europe, and some of our employees in North America, are represented by labor unions and works councils. Our operations may be adversely affected by strikes, work stoppages and other labor disputes.

We have certain material pension and other postretirement employment benefit ("OPEB") obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.
We have certain non-U.S. defined benefit pension plans covering current and former employees associated with our European operations that we have not funded and are not obligated to fund under applicable law. In addition, we assumed certain U.S. and non-U.S. tax-qualified and non-tax-qualified pension obligations, as well as OPEB obligations, in connection with the Merger. The non-tax-qualified pension liabilities and OPEB obligations to provide retiree health benefits assumed as a result of the Merger are unfunded. As of December 31, 2016, the projected benefit obligation for our pension and OPEB plans were approximately $924.4 million and $83.3 million, respectively. The fair value of pension investment assets was $630.3 million as of December 31, 2016. The underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2016 was approximately $294.1 million. The unfunded OPEB obligations as of December 31, 2016 were approximately $83.3 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant.
Under GAAP, we review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Other intangible assets are reviewed if events or circumstances indicate that their carrying value may not be recoverable. The process of impairment testing for our goodwill and intangible assets involves a number of judgments and estimates made by management including the fair values of assets and liabilities, future cash flows, our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regards to our business units. If the judgments and estimates used in our analysis are not realized or change due to external factors, then actual results may not be consistent with these judgments and estimates, and our goodwill and intangible assets may become impaired in future periods. If our goodwill, indefinite-lived intangible assets or other intangible assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be significant and have an adverse effect on our financial condition and results of operations.
The trading price of our common stock may negatively impact us.
Volatility in the capital and credit markets may cause downward pressure on stock prices and credit availability. A decline in the market value of our common stock could make it more difficult for us to raise any equity capital.
The conversion of legacy Axiall's Enterprise Resource Planning ("ERP") information systems to Westlake's ERP information systems may negatively impact our operations.
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. Because legacy Axiall had its own ERP information systems, we currently operate on multiple ERP information systems, which complicates our processing, reporting and analysis of business transactions and other information. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. We expect to transition the legacy Axiall systems to Westlake's ERP systems. The transition involves numerous risks, including:

•	diversion of management's attention away from normal daily business operations;

•	delays and cost overruns;

•	loss of or delays in accessing data;

•	increased demand on our operations support personnel;

•	initial dependence on unfamiliar systems while training personnel to use new systems; and

•	increased operating expenses resulting from training, conversion and transition support activities.
Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations. In addition, any failures in the transition to Westlake's ERP system could delay and/or impede our ability to order materials and services, manufacture products, fill and ship customer orders, invoice customers, generate management reports and timely prepare consolidated financial statements and maintain appropriate internal control over financial reporting, and thus, could unfavorably impact our operations and regulatory compliance in a significant manner.
Failure to adequately protect critical data and technology systems could materially affect our operations.
Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While we have taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows.
Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, such as the recent strengthening of the U.S. dollar against major currencies, including, in particular, the Canadian dollar, could nevertheless materially adversely affect our financial results.
In addition, we are exposed to volatility in interest rates. When appropriate, we may use derivative financial instruments to reduce our exposure to interest rate risks. However, our financial risk management program may not be successful in reducing the risks inherent in exposures to interest rate fluctuations.
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
Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. If the Internal Revenue Service, or IRS, were to treat Westlake Partners as a corporation for federal income tax purposes, or if Westlake Partners become subject to entity-level taxation for state tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold.
Despite the fact that Westlake Partners is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless it satisfies a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failure to meet the Qualifying Income Exception would cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes.
Prior to its initial public offering, Westlake Partners requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Code. Failure to meet the Qualifying Income Exception or a change in current law could cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Westlake Partners to taxation as an entity.
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
Cautionary Statements about Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under the Credit Agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Calvert City facility and the construction of the LACC plant;

•	results of acquisitions, including our acquisition of Axiall (including the benefits, results and effects thereof);

•	health of our customer base;

•	pension plan obligations, funding requirements and investment policies;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing facilities and principal products are set forth below. Except as noted, we own each of these facilities.

Location	Principal Products
Lake Charles, Louisiana	Ethylene, polyethylene, styrene, VCM, chlorine, caustic soda, chlorinated derivative products, electricity
Longview, Texas (1)	Polyethylene, polyethylene wax
Calvert City, Kentucky (2)	PVC, VCM, chlorine, caustic soda, ethylene
Plaquemine, Louisiana	PVC, VCM, chlorine, caustic soda, electricity
Geismar, Louisiana	PVC, VCM, chlorine, caustic soda
Gendorf, Bavaria, Germany (1)	PVC, VCM, chlorine, caustic soda
Burghausen, Bavaria, Germany (1)	PVC
Knapsack, North Rhine-Westphalia, Germany (1)	PVC, VCM, chlorine, caustic soda
Cologne, North Rhine-Westphalia, Germany (1)	PVC

______________________________

(1)	We lease the land on which our facilities are located.

(2)	We lease a portion of the land on which our Calvert City facility is located.
Olefins
Our olefins facility at our Lake Charles site consists of three tracts on approximately 1,700 acres in Lake Charles, each within three miles of one another. The site includes two ethylene plants, which are owned by OpCo, two polyethylene plants and a styrene monomer plant. The combined capacity of OpCo's two Lake Charles ethylene plants is approximately 3.0 billion pounds per year. The capacity of our two polyethylene plants is approximately 1.5 billion pounds per year and the capacity of our styrene plant is approximately 570 million pounds per year. One of our polyethylene plants has two production units that use gas phase technology with the capability to manufacture both LLDPE and HDPE.
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
Vinyls
Our Calvert City site is situated on approximately 750 acres on the Tennessee River in Kentucky and includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of OpCo's Calvert City ethylene plant is 630 million pounds per year and the capacity of our chlor-alkali plant is 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of 1.3 billion pounds per year and our Calvert City PVC plant has a capacity of 1.3 billion pounds per year. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017.
Our vinyls facility at our Lake Charles site consists of two tracts of land making up approximately 1,690 acres, each within three miles of one another. The site operates a diverse portfolio of manufacturing plants, including three chlor-alkali plants, two VCM plants, a chlorinated derivative products plant and cogeneration assets. Our Lake Charles chlor-alkali plants are designed to produce up to 2.8 billion pounds of chlorine and 3.0 billion pounds of caustic soda per year. Our chlorine plants utilize both membrane and diaphragm technology. Our Lake Charles VCM plants have a capacity of 2.1 billion pounds per year and our chlorinated derivative products plants have a capacity of 715 million pounds per year. Our Lake Charles cogeneration assets have the capacity to generate approximately 420 Megawatts of electricity per year.
Our Plaquemine site is located on approximately 860 acres on the west bank of the Mississippi River in Iberville Parish and includes a chlor-alkali plant, a VCM plant, a PVC plant and cogeneration assets. The capacity of Plaquemine's chlor-alkali plant is 940 million pounds of chlorine and 1.0 billion pounds of caustic soda per year. Our chlorine plant utilizes diaphragm technology. Our Plaquemine VCM plant has a capacity of 1.6 billion pounds per year and our PVC plant has a capacity of 1.9 billion pounds per year. Our Plaquemine cogeneration assets have the capacity to generate approximately 240 Megawatts of electricity per year.
Our Geismar site is situated on approximately 185 acres on the Mississippi River and includes a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar chlor-alkali plant is designed to produce up to 700 million pounds of chlorine and 770 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our Geismar VCM plant has a capacity of 550 million pounds per year and our PVC plant has a capacity of 600 million pounds per year.
Our other North American vinyls manufacturing sites consist of facilities in Natrium, Longview and Beauharnois and include five chlor-alkali plants and four chlorinated derivative products plants. In addition, we have PVC resin and PVC compounds facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi. The chlor-alkali plants have a combined capacity of 1.0 billion pounds of chlorine and 1.1 billion pounds of caustic soda per year, the PVC plants have a combined capacity of 1.0 billion pounds per year and our chlorinated derivative products plants have a combined capacity of 1.3 billion pounds per year.
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
As of February 15, 2017, we owned 26 building products plants, consisting of 15 PVC pipe plants, eight siding, trim and mouldings plants, two profile plants producing PVC fence, decking, windows and door profiles and one film and sheet plant. The majority of our plants are strategically located near major markets and serve customers throughout the United States, Canada and Asia. The combined capacity of our building product plants is 2.0 billion pounds per year. In addition, we have 19 company-owned building products distribution branches in Canada.
Headquarters
Our principal executive offices are located in Houston, Texas. Our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 20 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2017 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Note 23 to our consolidated financial statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 69). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao also has responsibility for the oversight of our Vinyls business. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge Is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 67). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 60). Mr. Bender has been our Senior Vice President, Chief Financial Officer and Treasurer since February 2008. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been the Senior Vice President, Chief Financial Officer and a director of Westlake Partners' general partner since its formation in March 2014, and its Treasurer since April 2015. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 60). Mr. Buesinger has been our Senior Vice President, Vinyls since joining us in April 2010. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
Michael J. Mattina (age 54). Mr. Mattina has been our Senior Vice President, Polyethylene since April 2015. From March 2011 to March 2015, Mr. Mattina served as our Vice President and General Manager of North American Pipe and Specialty Products. From April 2008 to February 2011, Mr. Mattina served as our Vice President, Polyethylene and Specialty Products. From June 2005 to March 2008, he served as Director, Polyethylene Sales, Marketing and Technical Service. From October 2001 to May 2005, Mr. Mattina served in a variety of sales and marketing management assignments with us. Prior to joining Westlake, Mr. Mattina held various polyethylene business management, marketing and sales positions within Chevron Phillips Chemical Company and ExxonMobil Chemical Company. Mr. Mattina received a Bachelor of Business Administration in Finance with a minor in Chemistry from Stephen F. Austin University.

Lawrence E. (Skip) Teel (age 58). Mr. Teel has been our Senior Vice President, Olefins since July 2014. In addition, Mr. Teel has been the Senior Vice President, Olefins of Westlake Partners' general partner since July 2014. From July 2012 to July 2014, Mr. Teel served as our Vice President, Olefins. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
Simon M. Bates (age 50). Mr. Bates has been our Vice President, Building Products since August 2016. Prior to joining us, Mr. Bates had spent seven years with Georgia Gulf Corporation and then Axiall Corporation where he served as Axiall Corporation's Senior Vice President, Building Products from September 2015 to August 2016. From April 2009 to September 2015, Mr. Bates held the position of Vice President and General Manager of Royal Exteriors at Georgia Gulf Corporation and then Axiall Corporation. From 1996 to 2008, Mr. Bates worked for Hanson PLC, a global building products business, in a variety of senior roles in both Europe and North America. His last role with Hanson PLC was Senior Vice President and General Manager for Hanson Building Products. Mr. Bates holds a Bachelor's degree in Economics from the University of York, United Kingdom and post-graduate qualifications in Accounting and Finance and Marketing from The University of Manchester, United Kingdom.
L. Benjamin Ederington (age 46). Mr. Ederington has been our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since December 2015. Mr. Ederington served as our Vice President, General Counsel and Corporate Secretary from October 2013 to December 2015. In addition, Mr. Ederington has been the Vice President, General Counsel, Corporate Secretary and a director of Westlake Partners' general partner since its formation in March 2014. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013 and interim Director of Government Affairs from March 2010 to April 2011. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 52). Mr. Kenner has been our Vice President, Manufacturing since July 2008. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 66). Mr. Mangieri has been our Vice President and Chief Accounting Officer since February 2007. From April 2000 to February 2007, he was Vice President and Controller. In addition, Mr. Mangieri has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since its formation in March 2014. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 15, 2017, there were 41 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2016
4th Quarter	$59.17	$49.84	$0.1906
3rd Quarter	53.50	41.21	0.1906
2nd Quarter	52.22	39.88	0.1815
1st Quarter	53.60	41.01	0.1815
Year Ended December 31, 2015
4th Quarter	$62.09	$52.86	$0.1815
3rd Quarter	66.69	49.82	0.1815
2nd Quarter	78.59	67.98	0.1650
1st Quarter	72.49	55.20	0.1650
The $1.0 billion unsecured revolving credit facility (the "Credit Agreement") and the indenture governing the Senior Notes restrict our ability to pay dividends or other distributions on our equity securities. However, the effectiveness of these restrictions in the indenture governing the senior notes is currently suspended because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" for additional information.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2016	1,936	$53.35	—	$171,285,000
November 2016	—	$—	—	$171,285,000
December 2016	—	$—	—	$171,285,000
Total	1,936	$53.35	—

______________________________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of December 31, 2016, 4,193,598 shares of our common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,002,293	$23.69	5,280,203
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,002,293	$23.69	5,280,203
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$5,075,456	$4,463,336	$4,415,350	$3,759,484	$3,571,041
Gross profit	980,562	1,185,191	1,317,350	1,101,438	736,960
Selling, general and administrative expenses	295,436	225,364	183,745	147,974	121,609
Transaction and integration-related costs	103,672	—	9,614	—	—
Income from operations	581,454	959,827	1,123,991	953,464	615,351
Interest expense	(79,473)	(34,656)	(37,352)	(18,082)	(43,049)
Debt retirement costs	—	—	—	—	(7,082)
Gain from sales of equity securities	—	—	—	—	16,429
Other income (expense), net (2)	56,398	38,270	(2,721)	6,790	3,520
Income before income taxes	558,379	963,441	1,083,918	942,172	585,169
Provision for income taxes	138,520	298,396	398,902	331,747	199,614
Net income	419,859	665,045	685,016	610,425	385,555
Net income attributable to noncontrolling interests	21,000	19,035	6,493	—	—
Net income attributable to Westlake Chemical Corporation	$398,859	$646,010	$678,523	$610,425	$385,555
Earnings Per Share Attributable to Westlake Chemical Corporation: (3)
Basic	$3.07	$4.88	$5.09	$4.57	$2.89
Diluted	$3.06	$4.86	$5.07	$4.55	$2.88
Weighted average shares outstanding (3)
Basic	129,367,712	131,823,707	133,111,230	133,224,256	132,578,858
Diluted	129,974,822	132,301,812	133,643,414	133,779,250	133,282,990
Balance Sheet Data (end of period):
Cash and cash equivalents	$459,453	$662,525	$880,601	$461,301	$790,078
Marketable securities	—	520,144	—	239,388	124,873
Restricted cash	160,527	—	—	—	—
Working capital (4)	1,225,233	1,652,547	1,474,107	1,244,224	1,352,903
Total assets	10,890,253	5,569,285	5,207,532	4,053,960	3,404,757
Total long-term debt, net	3,678,654	758,148	757,539	756,930	756,322
Total Westlake Chemical Corporation stockholders' equity	3,523,629	3,265,878	2,911,511	2,418,603	1,872,256
Cash dividends declared per share (3) (5)	$0.7442	$0.6930	$0.5820	$0.4125	$2.1363
Other Operating Data:
Cash flows from:
Operating activities	$833,852	$1,078,836	$1,032,376	$752,729	$612,087
Investing activities	(2,562,800)	(1,006,176)	(773,205)	(1,002,238)	(466,971)
Financing activities	1,533,217	(286,812)	164,640	(79,268)	(180,939)
Depreciation and amortization	377,666	245,757	208,486	157,808	144,541
Capital expenditures	628,483	491,426	431,104	679,222	386,882
EBITDA (6)	1,015,518	1,243,854	1,329,756	1,118,062	772,759

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands, except share amounts, per share data and volume data)
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,392	2,445	2,364	2,244	2,230
Styrene, feedstock and other	794	1,182	941	1,094	925
Vinyls Segment
PVC, caustic soda and other	8,118	5,026	3,174	1,995	1,822
Building products	770	629	572	487	423

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)
Other income (expense), net is composed of the realized gain from previously held outstanding shares of common stock of Axiall, financing costs incurred in connection with the Merger, interest income, income or loss from equity method investments, dividend income, gains or losses from sales of securities, foreign exchange currency gains or losses, gain on acquisition, impairment of equity method investments, management fee income and other gains and losses.

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

(6)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to net cash provided by operating activities.

Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(dollars in thousands)
Net cash provided by operating activities	$833,852	$1,078,836	$1,032,376	$752,729	$612,087
Changes in operating assets and liabilities and other	(339,165)	(371,794)	(273,083)	(34,453)	(244,683)
Provision for doubtful accounts	(4,095)	(956)	(301)	(5,514)	(229)
Amortization of debt issuance costs	(3,159)	(2,004)	(1,673)	(1,459)	(1,514)
Stock-based compensation expense	(14,193)	(10,196)	(9,261)	(6,966)	(6,127)
Loss from disposition of property, plant and equipment	(8,629)	(10,891)	(4,181)	(5,039)	(3,886)
Gains (losses) realized on previously held shares of Axiall common stock and from sales of securities	53,754	3,798	1,212	(19)	16,429
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	—	21,045	—	—	—
Impairment of equity method investments	—	(4,925)	(6,747)	—	—
Write-off of debt issuance costs	—	—	—	—	(1,277)
Deferred income taxes	(100,677)	(39,784)	(58,967)	(93,732)	5,793
Windfall tax benefits from share-based payment arrangements	2,624	1,646	6,704	5,449	11,967
(Loss) income from equity method investments, net of dividends	(1,503)	632	424	(199)	(3,005)
Other gains (losses), net	1,050	(362)	(1,487)	(372)	—
Net income	419,859	665,045	685,016	610,425	385,555
Add:
Provision for income taxes	138,520	298,396	398,902	331,747	199,614
Interest expense	79,473	34,656	37,352	18,082	43,049
Depreciation and amortization	377,666	245,757	208,486	157,808	144,541
EBITDA	$1,015,518	$1,243,854	$1,329,756	$1,118,062	$772,759

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
Since 2009 and continuing through 2016, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through 2016. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and have benefited and may continue to benefit from lower crude oil prices. Looking forward, new olefins capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, have contributed to improved operating margins and cash flows for our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Most announced capacity is now complete and improving demand driven by modest economic growth and North American producers' competitive export position is expected to result in improved operating rates and caustic soda pricing. On August 31, 2016, we completed the acquisition of Axiall Corporation ("Axiall"). The combined company is the third-largest global chlor-alkali producer and the third-largest global PVC producer.
The economic environment in the United States and globally appears to be slowly improving. However, depending on the performance of the global economy in the remainder of 2017 and beyond, our financial condition, results of operations or cash flows may still be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.
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
Recent Developments
On August 31, 2016, we completed the acquisition of Axiall for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake. The combined company is the third-largest global chlor-alkali producer and the third-largest global PVC producer. During the third quarter of 2016, in order to finance a portion of the consideration and related fees and expenses, and for other general corporate purposes, we issued $1.45 billion aggregate principal amount of senior notes. In addition, we entered into a $1.0 billion unsecured revolving credit facility (the "Credit Agreement").
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
Our Calvert City facility experienced an unplanned outage that lasted from June 1, 2016 until mid July 2016. The unplanned outage was caused by a mechanical failure of OpCo's ethylene unit, which resulted in a complete outage of the facility and halted all production, including the production of EDC, VCM, chlor-alkali and PVC resin. Income from operations for the third quarter of 2016 was negatively impacted as a result of the lost production, unabsorbed fixed manufacturing costs and other costs related to the unplanned outage.
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017.

Results of Operations
Segment Data

	Year Ended December 31,
	2016	2015	2014

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$1,462,407	$1,650,964	$1,922,535
Styrene, feedstock and other	431,227	609,149	801,155
Total Olefins	1,893,634	2,260,113	2,723,690
Vinyls
PVC, caustic soda and other	2,492,562	1,718,359	1,203,332
Building products	689,260	484,864	488,328
Total Vinyls	3,181,822	2,203,223	1,691,660
Total	$5,075,456	$4,463,336	$4,415,350

Income (loss) from operations
Olefins	$557,806	$747,436	$1,013,825
Vinyls	174,141	254,452	142,740
Corporate and other	(150,493)	(42,061)	(32,574)
Total income from operations	581,454	959,827	1,123,991
Interest expense	(79,473)	(34,656)	(37,352)
Other income (expense), net	56,398	38,270	(2,721)
Provision for income taxes	138,520	298,396	398,902
Net income	419,859	665,045	685,016
Net income attributable to noncontrolling interests	21,000	19,035	6,493
Net income attributable to Westlake Chemical Corporation	$398,859	$646,010	$678,523
Diluted earnings per share	$3.06	$4.86	$5.07

	Year Ended December 31,
	2016		2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	-8.9%	-7.3%	-29.2%	+12.2%
Vinyls	-3.8%	+48.3%	-18.9%	+49.1%
Company average	-6.4%	+20.1%	-25.3%	+26.3%

	Year Ended December 31,
	2016	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.6	6.2	9.0
Propane (cents/lb)	11.4	10.7	24.7
Ethylene (cents/lb) (2)	26.9	30.6	58.4
Polyethylene (cents/lb) (3)	65.3	71.6	85.0
Styrene (cents/lb) (4)	64.8	60.7	82.1
Caustic ($/short ton) (5)	645.0	581.0	589.4
Chlorine ($/short ton) (6)	297.7	266.9	233.5
PVC (cents/lb) (7)	69.7	66.0	68.8

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)	Represents average North American contract prices of PVC over the period as reported by IHS Chemical.
Summary
For the year ended December 31, 2016, net income attributable to Westlake Chemical Corporation was $398.9 million, or $3.06 per diluted share, on net sales of $5,075.5 million. This represents a decrease in net income of $247.1 million, or $1.80 per diluted share, from 2015 net income attributable to Westlake Chemical Corporation of $646.0 million, or $4.86 per diluted share, on net sales of $4,463.3 million. Net income for the year ended December 31, 2016 was impacted by (1) pre-tax transaction and integration-related costs of approximately $103.7 million, or $0.52 per diluted share, associated with the Merger; (2) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds and unplanned outages totaling approximately $155.1 million, or $0.77 per diluted share; and (3) lost sales associated with such turnarounds and outages, partially offset by (4) a realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall; and (5) a lower effective tax rate of 24.8%. The lower 2016 effective tax rate resulted from discrete items totaling $46.9 million, which decreased the tax provision for 2016, and are comprised of a net $12.9 million related to the non-recognition of tax on the gain recognized attributable to the previously held outstanding shares of common stock of Axiall, partially offset by non-deductible Axiall acquisition costs, and $34.0 million related to return to provision, amended returns, changes in state apportionment and other adjustments. Net sales for the year ended December 31, 2016 increased $612.2 million to $5,075.5 million compared to net sales for the year ended December 31, 2015 of $4,463.3 million, primarily due to sales contributed by Axiall and higher sales volume for PVC resin, partially offset by lower sales prices for all our major products and lower sales volumes for our major olefins products. Income from operations was $581.5 million for the year ended December 31, 2016 as compared to $959.8 million for the year ended December 31, 2015, a decrease of $378.3 million. The decrease in 2016 income from operations was mainly attributable to lower sales prices for all our major products, transaction and integration-related costs associated with the Merger and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds and unplanned outages. The decrease in income from operations for the year ended December 31, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior year.
2016 Compared with 2015
Net Sales. Net sales increased by $612.2 million, or 13.7%, to $5,075.5 million in 2016 from $4,463.3 million in 2015. This increase was mainly attributable to sales contributed by Axiall and higher sales volume for PVC resin, partially offset by lower sales prices for all our major products and lower sales volumes for our major olefins products, as compared to the prior year. Average sales prices for 2016 decreased by 6.4% as compared to 2015. Sales prices for the year ended December 31, 2016 were negatively impacted by lower crude oil prices as compared to the prior year. Overall sales volumes increased by 20.1% in 2016 as compared to 2015, primarily attributable to sales contributed by Axiall, as compared to the prior year.
Gross Profit. Gross profit margin percentage decreased to 19.3% in 2016 from 26.6% in 2015. The decrease in gross profit margin percentage was mainly the result of lower sales prices for our major products, as compared to the prior year, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. Sales prices decreased an average of 6.4% for the year ended December 31, 2016 as compared to 2015. In addition, gross profit for the year ended December 31, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value. The decrease in gross profit for the year ended December 31, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $70.0 million, or 31.1%, in 2016 as compared to 2015. The increase was mainly attributable to general and administrative costs incurred by Axiall for the period from August 31, 2016 to December 31, 2016, partially offset by lower consulting and professional fees, as compared to 2015.
Transaction and Integration-related Costs. Transaction and integration-related costs were $103.7 million in 2016 and primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $44.8 million to $79.5 million in 2016 from $34.7 million in 2015, largely as a result of higher average debt outstanding, partially offset by increased capitalized interest on major capital projects in 2016 as compared to 2015. See "Liquidity and Capital Resources—Debt" below for a further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased $18.1 million to $56.4 million in 2016 from $38.3 million in 2015. This increase was primarily attributable to the realized gain of approximately $49.1 million from the previously held outstanding shares of common stock of Axiall and higher interest income for 2016 as compared to the prior year, partially offset by the expenses related to the bridge loan facility and other financing costs in connection with the Merger. Other income (expense), net for 2015 included a gain of approximately $15.5 million related to the bargain purchase gain from the acquisition of a controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu"), net of related expenses, partially offset by the impairment and loss from the disposition of an equity method investment.
Income Taxes. The effective income tax rate was 24.8% in 2016 as compared to 31.0% in 2015. The effective income tax rate for 2016 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed, change in state apportionment and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate for 2015 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu, the foreign earnings rate differential and the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales decreased by $366.5 million, or 16.2%, to $1,893.6 million in 2016 from $2,260.1 million in 2015, mainly due to lower sales prices for our major products and lower sales volumes for most of our major products as compared to the prior year. Average sales prices for the Olefins segment decreased by 8.9% in 2016 as compared to 2015, while average sales volumes decreased by 7.3% in 2016 as compared to 2015.
Income from Operations. Income from operations was $557.8 million in 2016 as compared to $747.4 million in 2015. This decrease was predominantly attributable to lower olefins integrated product margins, primarily as a result of lower sales prices as compared to 2015, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds and unplanned outages in 2016. Trading activity for 2016 resulted in a gain of $19.7 million as compared to a loss of $11.4 million for 2015.
Vinyls Segment
Net Sales. Net sales increased by $978.6 million, or 44.4%, to $3,181.8 million in 2016 from $2,203.2 million in 2015. This increase was primarily attributable to sales contributed by Axiall and higher sales volume for PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 3.8% in 2016 as compared to 2015. Average sales volumes increased by 48.3% in 2016 as compared to 2015, primarily related to sales contributed by Axiall, as compared to the prior year.
Income from Operations. Income from operations was $174.1 million in 2016 as compared to $254.5 million in 2015. This decrease was primarily driven by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility and the planned turnaround at our Lake Charles vinyls facility in 2016. Income from operations for the year ended December 31, 2016 was also lower as a result of lower sales prices for our major products, partially offset by higher product margins at our European operations, as compared to 2015. In addition, income from operations for the year ended December 31, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $41.7 million, or 22.7%, in 2015 as compared to 2014. The increase was mainly attributable to general and administrative costs incurred by Vinnolit and, to a lesser extent, Huasu for the year ended December 31, 2015, an increase in payroll and related labor costs, including incentive compensation, and an increase in consulting and professional fees, as compared to 2014.
Interest Expense. Interest expense decreased by $2.7 million to $34.7 million in 2015 from $37.4 million in 2014, largely as a result of increased capitalized interest on major capital projects in 2015 as compared to 2014. Debt balances during 2015 remained relatively unchanged compared to 2014.
Other Income (Expense), Net. Other income (expense), net was other income, net of $38.3 million in 2015 compared to other expense, net of $2.7 million in 2014, primarily attributable to the bargain purchase gain from the acquisition of a controlling interest in Huasu, net of related expenses, of approximately $20.4 million, gains on foreign exchange, gains from the sales of securities and dividends received from cost method investments, partially offset by an impairment and loss from the disposition of an equity method investment.
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
Cash Flows
Operating Activities
Operating activities provided cash of $833.9 million in 2016 compared to cash provided of $1,078.8 million in 2015. The $244.9 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, an increase in working capital requirements and an increase in deferred turnaround costs associated with OpCo's Lake Charles Petro 1 turnaround, partially offset by lower income taxes paid as compared to 2015. Income from operations decreased by $378.3 million in 2016, as compared to the prior year, mostly attributable to (1) lower sales prices for all our major products; (2) transaction and integration-related costs associated with the Merger; and (3) the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $60.0 million in 2016, compared to $128.6 million of cash provided in 2015, an unfavorable change of $68.6 million. The change was mainly due to an increase of $161.4 million in inventory, partially offset by a decrease in current liabilities (accounts payable and accrued liabilities) of $89.5 million.
Operating activities provided cash of $1,078.8 million in 2015 compared to cash provided of $1,032.4 million in 2014. The $46.4 million increase in cash flows from operating activities was mainly due to a decrease in working capital requirements, as compared to 2014. Cash flows from operating activities for 2014 were negatively impacted by costs related to the formation and initial public offering of Westlake Partners and costs associated with the acquisition of Vinnolit, our specialty PVC resin business. Changes in components of working capital provided cash of $128.6 million in 2015, compared to $69.6 million of cash provided in 2014, a favorable change of $59.0 million. The change was mainly due to lower accounts receivable and inventory balances mainly as a result of lower product prices during 2015, partially offset by a decrease in current liabilities, as compared to 2014.
Investing Activities
Net cash used for investing activities during 2016 was $2,562.8 million as compared to net cash used of $1,006.2 million in 2015. We used $2,437.8 million, net of cash acquired, for the acquisition of Axiall. Capital expenditures were $628.5 million in 2016 compared to $491.4 million in 2015. Capital expenditures in 2016 were mainly incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site and OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in 2015 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2016 and 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in 2016 totaled $138.4 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $662.9 million from the sales and maturities of our investments in 2016. The 2015 activity was primarily related to the purchases of securities and the receipt of proceeds from the sales and maturities of our investments. In addition, we acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of a controlling interest in Huasu.
Net cash used for investing activities during 2015 was $1,006.2 million as compared to net cash used of $773.2 million in 2014. Capital expenditures were $491.4 million in 2015 compared to $431.1 million in 2014. Purchases of securities in 2015 totaled $605.1 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. In connection with the Vinnolit acquisition in 2014, we had previously sold similar securities to raise the cash used to purchase Vinnolit. Capital expenditures in 2015 were mainly incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. Capital expenditures in 2014 were mainly incurred on OpCo's feedstock conversion and ethylene expansion project and our PVC plant expansion project at our Calvert City site and the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2015 and 2014 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We acquired cash of $15.8 million, net of cash paid, in connection with the acquisition of Huasu. We also received aggregate proceeds of $48.9 million from the sales and maturities of our investments in 2015. Other 2014 activity was primarily related to the acquisition of Vinnolit, the capital expenditures described above, the purchase of securities and the receipt of proceeds from the sales and maturities of our investments.
Financing Activities
Net cash provided by financing activities during 2016 was $1,533.2 million as compared to net cash used of $286.8 million in 2015. Net proceeds from (1) the issuance of senior notes and (2) our term loan and the drawdown of the Credit Agreement were $1,428.5 million and $600.0 million, respectively, partially offset by the $125.0 million partial repayment of the Credit Agreement in 2016. The remaining 2016 activity was primarily related to the $96.6 million payment of cash dividends, the $16.6 million payment of cash distributions to noncontrolling interests, the $35.8 million payment of debt issuance costs and the $67.4 million of cash used for the repurchases of shares of our common stock, partially offset by the receipt of proceeds of $2.2 million from the exercise of stock options. The 2015 activity was mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests, the proceeds from and the repayments of Huasu's short-term notes payable to banks and the repurchase of shares of our common stock.
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
In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with cash on hand, cash flow from operations, and, if necessary, borrowings under each of the Credit Agreement and OpCo's revolving credit facility with another subsidiary of ours and other external financing. As of December 31, 2016, OpCo had incurred a total cost of approximately $38.1 million on the Calvert City ethylene expansion capital project.
In November 2014, our Board of Directors authorized a $250.0 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of December 31, 2016, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. During the three months ended December 31, 2016, no shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014

Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Merger, we became party to a joint venture investment with Lotte Chemical USA Corporation ("Lotte") to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225.0 million to fund the construction costs of the ethylene plant, which represents approximately 10% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up during the first quarter of 2019. As of December 31, 2016, we had funded approximately $59.4 million of our portion of the construction costs of the ethylene plant.
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
Cash and Cash Equivalents
As of December 31, 2016, our cash and cash equivalents totaled $459.5 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2016, our indebtedness, including current maturities, totaled $3.8 billion, consisting of $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (all four senior notes above collectively, the "Senior Notes"), $624.8 million aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes"), $63.2 million aggregate principal amount of the 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes"), $250.0 million principal amount of 3.60% senior notes due 2022, $433.8 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes"), $16.2 million aggregate principal amount of the 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes"), $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"), $325.0 million of borrowings outstanding under the Credit Agreement, a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit) and a $150.0 million current term loan facility, plus unamortized premium net of unamortized discount and debt issuance costs of $0.8 million. The Senior Notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of December 31, 2016, debt outstanding under the Credit Agreement, tax-exempt waste disposal revenue bonds and the term loan facility bore interest at a variable rate. As of December 31, 2016, we were in compliance with all of the covenants with respect to the Senior Notes, the 4.625% Westlake 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% senior notes due 2022, the 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the Credit Agreement, our waste disposal revenue bonds and our term loan facility.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flows from operations, available cash and available borrowings under the Credit Agreement will be adequate to meet our normal operating needs for the foreseeable future.
Term Loan
On August 10, 2016, our indirect subsidiary, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150.0 million term loan facility. The loans thereunder bear interest at a floating interest rate equal to LIBOR plus 2.0% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity. We repaid the term loan facility in January 2017.

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
At December 31, 2016, we had $325.0 million of borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.0% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating. The Credit Agreement matures on August 23, 2021. As of December 31, 2016, we had outstanding letters of credit totaling $76.5 million and borrowing availability of $598.5 million under the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of December 31, 2016, we were in compliance with the total leverage ratio financial maintenance covenant.
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
In connection with each offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the bonds. As of December 31, 2016, we had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% 2035 GO Zone Senior Notes.
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
In connection with the offering of the bonds, we entered into a loan agreement with the Authority pursuant to which we agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were lent by the Authority to us. We used the proceeds to expand, refurbish and maintain certain of our facilities in the Louisiana Parish of Calcasieu. The 6 ½% 2035 IKE Zone Senior Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of the 6 ½% 2035 IKE Zone Senior Notes. As of December 31, 2016, we had drawn all the proceeds from the 6 ½% 2035 IKE Zone Senior Notes.
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

3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
On August 10, 2016, we completed the private offering of $750.0 million aggregate principal amount of our 3.60% 2026 Senior Notes and $700.0 million aggregate principal amount of our 5.0% 2046 Senior Notes. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. We have entered into a registration rights agreement in which we have agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The net proceeds from the offering were used to finance the Merger and to repay amounts under the term loan facility dated February 27, 2015 entered into by Axiall Holdco, Inc. (a wholly-owned subsidiary of Axiall), as the borrower, with the financial institutions party thereto. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or 5.0% 2046 Senior Notes in excess of $40.0 million are guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes.
The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains certain events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets.
Exchange Offers
On September 7, 2016, we completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688.0 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and the $450.0 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes (together with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by Axiall for new senior notes issued by us having the same maturity and interest rates as the Subsidiary Notes. The 4.625% Subsidiary 2021 Senior Notes and the 4.875% Subsidiary 2023 Senior Notes were assumed by us at fair value, which resulted in a premium on the Subsidiary Notes of $33.5 million and $15.8 million, respectively. The Axiall Exchange Offers, pursuant to which $624.8 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged, respectively, for $624.8 million aggregate principal amount of the 4.625% Westlake 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% Westlake 2023 Senior Notes, leaving outstanding $63.2 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16.2 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes. The remaining 4.625% Subsidiary 2021 Senior Notes and the remaining 4.875% Subsidiary 2023 Senior Notes are the senior unsecured obligations of Axiall and Eagle Spinco Inc., respectively. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. We have entered into a registration rights agreement in which we have agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.625% Westlake 2021 Senior Notes or the 4.875% Westlake 2023 Senior Notes in excess of $40.0 million are guarantors of the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10.9 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2016 and 2015 was 0.79% and 0.07%, respectively.

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), entered into on April 29, 2015. The revolving credit facility matures on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of December 31, 2016, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of December 31, 2016, outstanding borrowings under the credit facility totaled $427.5 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2016 relating to long-term debt, operating leases, capital leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter

	(dollars in millions)
Contractual Obligations
Term loan	$150.0	$150.0	$—	$—	$—
Long-term debt	3,677.9	—	—	1,013.0	2,664.9
Operating leases	918.4	87.0	139.8	88.0	603.6
Capital leases	30.6	3.7	7.0	6.0	13.9
Pension benefits funding	280.7	5.6	26.4	38.1	210.6
Post-retirement healthcare benefits	111.6	8.7	16.8	16.3	69.8
Purchase obligations	5,869.3	1,713.4	1,568.5	1,379.1	1,208.3
Interest payments	2,191.1	166.3	330.7	300.6	1,393.5
Asset retirement obligations	37.1	5.4	3.6	3.6	24.5
Investment in LACC	165.6	81.0	84.6	—	—
Total	$13,432.3	$2,221.1	$2,177.4	$2,844.7	$6,189.1
Other Commercial Commitments
Standby letters of credit	$95.9	$95.9	$—	$—	$—
Term loan. The term loan consists of a $150.0 million term loan facility without reduction for any debt issuance costs. The term loan was fully repaid on January 13, 2017. See the discussion in Note 9 to the consolidated financial statements for more information.
Long-Term Debt. Long-term debt consists of the 3.60% Notes Due 2022, the Senior Notes, the 4.625% Westlake 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes , $325.0 million borrowings outstanding under the Credit Agreement, and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds the revolver under the Credit Agreement, 3.60% Notes Due 2022 without any adjustments for debt premium, debt issuance costs and debt discount. See the discussion in Note 10 to the consolidated financial statements for more information.
Operating Leases. We lease various facilities and equipment under noncancelable operating leases (primarily related to rail car leases and land) for various periods.

Capital Leases. This includes scheduled installments of principal and imputed interest on our capital lease obligations.
Investment in LACC. On June 17, 2015, Eagle US 2 LLC ("Eagle"), one of our wholly-owned subsidiaries obtained through the acquisition of Axiall, entered into a limited liability company agreement with Lotte related to the formation of LACC, and to the designing, building and operation of a new ethylene Plant. Our investment in LACC represents approximately 10 percent of the interests of LACC. The amount reported in the Contractual Obligations table above, represents our portion of the forecasted capital contribution related to the engineering, procurement and construction of LACC's new ethylene plant. See the discussion in Note 20 to the consolidated financial statements for more information.
Asset retirement obligations. We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the estimated cost to retire such assets. See the discussion in Note 1 to the consolidated financial statements for more information.
Pension Benefits Funding. We have defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries. See the discussion in Note 13 to the consolidated financial statements for more information.
Post-retirement Healthcare Benefits. We provide post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. See the discussion in Note 13 to the consolidated financial statements for more information.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. The amounts shown in the table above reflect our estimates based on the contractual quantities and the prices in effect under contractual agreements as of December 31, 2016.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2016 and assume contractual amortization payments.
Standby Letters of Credit. This includes (1) our obligation under an $11.3 million letter of credit issued in connection with the $10.9 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $95.9 million issued primarily to support commercial obligations and obligations under our insurance programs, including workers' compensation claims.
Uncertain income tax positions. We have recognized a liability for our uncertain income tax positions of approximately $7.2 million as of December 31, 2016. We do not believe we are likely to pay any amounts during the year ended December 31, 2017. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.
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
The estimated useful lives of long-lived assets range from one to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $377.7 million, $245.8 million and $208.5 million in 2016, 2015 and 2014, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $77.5 million, $3.2 million and $0.3 million in 2016, 2015 and 2014, respectively. Amortization in 2016, 2015 and 2014 of previously deferred turnaround costs was $22.4 million, $18.5 million and $19.2 million, respectively. As of December 31, 2016, deferred turnaround costs, net of accumulated amortization, totaled $93.8 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2016, our recorded goodwill was $946.6 million, which was associated with the acquisition of Axiall, our specialty PVC pipe business and our Longview facilities. In addition, we record all derivative instruments, pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 13 and 16 to the consolidated financial statements for more information.
Business Combinations and Intangible Assets Including Goodwill. We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted in the same period's financial statements, including the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions. Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performs its annual impairment tests for the Olefins and Vinyls reporting units in October and April, respectively. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results and estimates by management, including its strategic and operational plans, and financial performance of the market. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. See Item 1A, "Risk Factors—If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relate to the discount rate for measuring benefit obligations. At December 31, 2016, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 3.8% and 1.8%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2017 for the U.S. pension plans. Additional information on the 2017 funding requirements and key assumptions underlying these benefit costs appear in Note 13 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2016
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$799.3	$125.2
Discount rate increases by 100 basis points	711.3	107.4
Discount rate decreases by 100 basis points	892.5	147.7
A one-percentage point increase or decrease in assumed healthcare trend rates would not have a significant effect on the amounts reported for the healthcare plans.
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

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 23 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Asset Retirement Obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is recorded at its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded.
Recent Accounting Pronouncements
See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2016, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $19.4 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $6.3 million. Additional information concerning derivative commodity instruments appears in Notes 15 and 16 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2016, we had variable rate debt of $485.9 million outstanding. All of the debt outstanding under our current term loan facility, the Credit Agreement and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $485.9 million as of December 31, 2016 was 2.31%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $4.9 million. Also, at December 31, 2016, we had $3.3 billion aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $33.4 million.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 based on those criteria.
During the year ended December 31, 2016, the Company acquired all the remaining equity interests in Axiall Corporation and its subsidiary companies ("Axiall"). In accordance with the SEC's published guidance, because the Company acquired Axiall during the current fiscal year, management has excluded Axiall from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Axiall's total assets and total net sales represent 52.3% and 19.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2016 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Westlake Chemical Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the accompanying Management's Report on Internal Control over Financial Reporting, management has excluded Axiall Corporation ("Axiall") from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Axiall from our audit of internal control over financial reporting. Axiall is a wholly-owned subsidiary whose total assets and total net sales represent 52.3% and 19.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 22, 2017

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$459,453	$662,525
Marketable securities	—	520,144
Accounts receivable, net	938,743	508,532
Inventories	801,100	434,060
Prepaid expenses and other current assets	48,493	14,489
Restricted cash	160,527	—
Deferred income taxes	—	35,439
Total current assets	2,408,316	2,175,189
Property, plant and equipment, net	6,420,062	3,004,067
Other assets, net
Goodwill	946,553	62,016
Customer relationships	611,615	52,677
Other intangible assets, net	175,839	98,711
Deferred charges and other assets, net	327,868	176,625
Total other assets, net	2,061,875	390,029
Total assets	$10,890,253	$5,569,285

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$496,259	$235,329
Accrued liabilities	537,483	287,313
Term loan	149,341	—
Total current liabilities	1,183,083	522,642
Long-term debt, net	3,678,654	758,148
Deferred income taxes	1,650,575	575,603
Pension and other post-retirement benefits	364,819	122,821
Other liabilities	121,077	28,140
Total liabilities	6,998,208	2,007,354
Commitments and contingencies (Notes 9, 10 and 23)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,663,244 shares issued at December 31, 2016 and 2015, respectively (Note 11)	1,347	1,347
Common stock, held in treasury, at cost; 5,726,377 and 4,444,898 shares at December 31, 2016 and 2015, respectively (Note 11)	(319,339)	(258,312)
Additional paid-in capital	550,641	542,148
Retained earnings	3,412,286	3,109,987
Accumulated other comprehensive loss	(121,306)	(129,292)
Total Westlake Chemical Corporation stockholders' equity	3,523,629	3,265,878
Noncontrolling interests	368,416	296,053
Total equity	3,892,045	3,561,931
Total liabilities and equity	$10,890,253	$5,569,285
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars, except share amounts and per share data)
Net sales	$5,075,456	$4,463,336	$4,415,350
Cost of sales	4,094,894	3,278,145	3,098,000
Gross profit	980,562	1,185,191	1,317,350
Selling, general and administrative expenses	295,436	225,364	183,745
Transaction and integration-related costs	103,672	—	9,614
Income from operations	581,454	959,827	1,123,991
Other income (expense)
Interest expense	(79,473)	(34,656)	(37,352)
Other income (expense), net	56,398	38,270	(2,721)
Income before income taxes	558,379	963,441	1,083,918
Provision for income taxes	138,520	298,396	398,902
Net income	419,859	665,045	685,016
Net income attributable to noncontrolling interests	21,000	19,035	6,493
Net income attributable to Westlake Chemical Corporation	$398,859	$646,010	$678,523
Earnings per common share attributable to Westlake Chemical Corporation (Note 18):
Basic	$3.07	$4.88	$5.09
Diluted	$3.06	$4.86	$5.07
Weighted average shares outstanding (Note 18)
Basic	129,367,712	131,823,707	133,111,230
Diluted	129,974,822	132,301,812	133,643,414
Dividends per common share (Note 11)	$0.7442	$0.6930	$0.5820
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars)
Net income	$419,859	$665,045	$685,016
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	59,546	18,260	(25,766)
Curtailment	364	—	—
Settlement benefits	371	355	—
Amortization of benefits liability	1,429	2,663	924
Income tax (provision) benefit on pension and other post-retirement benefits liability	(24,158)	(6,443)	8,096
Foreign currency translation adjustments	(34,512)	(59,466)	(60,128)
Available-for-sale investments
Unrealized holding gains (losses) on investments	61,438	(4,362)	1,301
Reclassification of net realized gains to net income	(53,720)	(3,798)	(1,212)
Income tax benefit (provision) on available-for-sale investments	(2,772)	2,932	(32)
Other comprehensive income (loss)	7,986	(49,859)	(76,817)
Comprehensive income	427,845	615,186	608,199
Comprehensive income attributable to noncontrolling interests, net of tax of $279 for 2016 and $0 for 2015 and 2014	21,000	19,035	6,493
Comprehensive income attributable to Westlake Chemical Corporation	$406,845	$596,151	$601,706

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock, Held in Treasury				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Noncontrolling Interests	Total

	(in thousands of dollars, except share amounts)
Balances at December 31, 2013	134,580,208	$1,346	1,252,922	$(46,220)	$511,432	$1,954,661	$(6,696)	$3,904	$176	$—	$2,418,603
Net income	—	—	—	—	—	678,523	—	—	—	6,493	685,016
Other comprehensive income (loss)	—	—	—	—	—	—	(16,746)	(60,128)	57	—	(76,817)
Common stock repurchased	—	—	671,791	(52,630)	—	—	—	—	—	—	(52,630)
Shares issued—stock- based compensation	98,856	1	(137,167)	2,478	3,045	—	—	—	—	—	5,524
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	15,964	—	—	—	—	—	15,964
Dividends paid	—	—	—	—	—	(77,656)	—	—	—	—	(77,656)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,204)	(2,204)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	—	—	—	—	286,088	286,088
Balances at December 31, 2014	134,679,064	1,347	1,787,546	(96,372)	530,441	2,555,528	(23,442)	(56,224)	233	290,377	3,201,888
Net income	—	—	—	—	—	646,010	—	—	—	19,035	665,045
Other comprehensive (loss) income	—	—	—	—	—	—	14,835	(59,466)	(5,228)	—	(49,859)
Common stock repurchased	—	—	2,701,937	(163,138)	—	—	—	—	—	—	(163,138)
Shares issued—stock- based compensation	(15,820)	—	(44,585)	1,198	(135)	—	—	—	—	—	1,063
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	11,842	—	—	—	—	—	11,842
Dividends paid	—	—	—	—	—	(91,551)	—	—	—	—	(91,551)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(14,956)	(14,956)
Noncontrolling interest in acquired business	—	—	—	—	—	—	—	—	—	1,597	1,597
Balances at December 31, 2015	134,663,244	1,347	4,444,898	(258,312)	542,148	3,109,987	(8,607)	(115,690)	(4,995)	296,053	3,561,931
Net income	—	—	—	—	—	398,859	—	—	—	21,000	419,859
Other comprehensive income (loss)	—	—	—	—	—	—	37,552	(34,512)	4,946	—	7,986
Common stock repurchased	—	—	1,511,109	(66,727)	—	—	—	—	—	—	(66,727)
Shares issued—stock- based compensation	(11,864)	—	(117,019)	2,938	4,790	—	—	—	—	—	7,728
Stock-based compensation, net of tax on stock options exercised	—	—	(112,611)	2,762	3,703	—	—	—	—	—	6,465
Dividends paid	—	—	—	—	—	(96,560)	—	—	—	—	(96,560)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16,637)	(16,637)
Noncontrolling interest in acquired business	—	—	—	—	—	—	—	—	—	68,000	68,000
Balances at December 31, 2016	134,651,380	$1,347	5,726,377	$(319,339)	$550,641	$3,412,286	$28,945	$(150,202)	$(49)	$368,416	$3,892,045

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$419,859	$665,045	$685,016
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	377,666	245,757	208,486
Provision for doubtful accounts	4,095	956	301
Amortization of debt issuance costs	3,159	2,004	1,673
Stock-based compensation expense	14,193	10,196	9,261
Loss from disposition of property, plant and equipment	8,629	10,891	4,181
Gains realized on previously held shares of Axiall common stock and from sales of securities	(53,754)	(3,798)	(1,212)
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	—	(21,045)	—
Impairment of equity method investments	—	4,925	6,747
Deferred income taxes	100,677	39,784	58,967
Windfall tax benefits from share-based payment arrangements	(2,624)	(1,646)	(6,704)
Loss (income) from equity method investments, net of dividends	1,503	(632)	(424)
Other (gains) losses, net	(1,050)	362	1,487
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	50,291	62,722	33,161
Inventories	(61,985)	99,430	51,087
Prepaid expenses and other current assets	11,370	(4,257)	7,461
Accounts payable	11,950	(21,604)	(97,237)
Accrued liabilities	48,316	(7,640)	74,989
Other, net	(98,443)	(2,614)	(4,864)
Net cash provided by operating activities	833,852	1,078,836	1,032,376
Cash flows from investing activities
Acquisition of business, net of cash acquired	(2,437,829)	15,782	(611,087)
Additions to property, plant and equipment	(628,483)	(491,426)	(431,104)
Additions to cost method investment	(17,000)	—	—
Proceeds from disposition of assets	1,207	49	181
Proceeds from disposition of equity method investment	—	27,865	—
Proceeds from repayment of loan acquired	—	—	45,923
Proceeds from sales and maturities of securities	662,938	48,900	342,045
Purchase of securities	(138,422)	(605,098)	(117,332)
Settlements of derivative instruments	(5,211)	(2,248)	(1,831)
Net cash used for investing activities	(2,562,800)	(1,006,176)	(773,205)
Cash flows from financing activities
Debt issuance costs	(35,773)	—	(1,186)
Dividends paid	(96,560)	(91,551)	(77,656)
Distributions to noncontrolling interests	(16,637)	(14,856)	(2,204)
Proceeds from senior notes issuance	1,428,512	—	—
Proceeds from term loan and drawdown of revolver	600,000	—	—
Net proceeds from WLKP LP common stock units	—	—	286,088
Proceeds from exercise of stock options	2,179	1,063	5,524
Restricted cash associated with term loan	(154,000)	—	—
Repayment of revolver	(125,000)	—	—
Proceeds from issuance of notes payable	8,324	52,960	—
Repayment of notes payable	(13,046)	(73,615)	—
Repurchase of common stock for treasury	(67,406)	(162,459)	(52,630)
Windfall tax benefits from share-based payment arrangements	2,624	1,646	6,704
Net cash provided (used for) by financing activities	1,533,217	(286,812)	164,640
Effect of exchange rate changes on cash and cash equivalents	(7,341)	(3,924)	(4,511)
Net (decrease) increase in cash and cash equivalents	(203,072)	(218,076)	419,300
Cash and cash equivalents at beginning of the year	662,525	880,601	461,301
Cash and cash equivalents at end of the year	$459,453	$662,525	$880,601

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
Acquisition of Axiall Corporation
On August 31, 2016, the Company completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake. During the third quarter of 2016, in order to finance a portion of the consideration and related fees and expenses, and for other general corporate purposes, the Company issued $1,450,000 aggregate principal amount of senior notes. In addition, the Company entered into a $1,000,000 unsecured revolving credit facility (the "Credit Agreement").
Formation and Initial Public Offering of a Master Limited Partnership
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). As of December 31, 2016, Westlake Partners' assets consist of a 13.3% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2016, the Company held an 86.7% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2016.
Certain prior period amounts have been reclassified in the consolidated balance sheets and consolidated statements of operations to conform to current presentation.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $10,388, $10,449 and $7,059 for the years ended December 31, 2016, 2015 and 2014, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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
Asset Retirement Obligations
The Company has conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of the Company's manufacturing facilities.
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2016, the Company had $4,421 and $17,004 of asset retirement obligations recorded as accrued liabilities and other liabilities, respectively. There was no asset retirement obligation recorded as of December 31, 2015.
The Company also has conditional asset retirement obligations that have not been recognized because the fair value of the conditional legal obligations cannot be measured due to the indeterminate settlement date of the obligation. Settlement of the unrecognized conditional asset retirement obligations is not expected to have a material adverse effects on the Company's financial condition, results of operations or cash flows in any individual reporting period. The asset retirement obligations activity for the year ended December 31, 2016 is as follows:

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Year Ended December 31, 2016
Beginning balance, January 1,	$—
Acquisitions (1)	21,174
Accretion expense	251
Ending balance, December 31,	$21,425

_______________________________

(1)	See Note 2, "Acquisitions" for additional information on the Company's acquisition activities.
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
Business Combinations
The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2016, the Company's recorded goodwill was $946,553. See Note 7 for more information on the Company's annual goodwill impairment tests.
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
Transportation and Freight
Amounts billed to customers for freight and handling costs on outbound shipments are included in net sales in the consolidated statements of operations. Transportation and freight costs incurred by the Company on outbound shipments are included in cost of sales in the consolidated statements of operations.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The Company utilizes commodity price swaps to reduce price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. The Company takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. The Company assesses both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Company does not consider its nonperformance risk to be significant. See Note 16 for a summary of the fair value of derivative instruments.
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
Fair Value of Financial Instruments
The amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Company's debt at December 31, 2016 differs from the carrying value due to the Company's fixed rate senior notes. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 16 for more information on the fair value of financial instruments.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Warranty Costs
We provide warranties for certain building products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in accrued liabilities and other liabilities in the consolidated balance sheets. The warranty liabilities activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning balance, January 1,	$2,879	$1,833	$1,219
Estimated fair value of warranty liability assumed in acquisition (1)	14,564	—	612
Warranty provisions	3,009	1,987	632
Effects of changes in foreign exchange rates	(196)	(97)	(79)
Warranty claims paid	(3,186)	(844)	(551)
Ending balance, December 31,	$17,070	$2,879	$1,833
______________________________

(1)	See Note 2, "Acquisitions" for additional information on the Company's acquisition activities.
Other
Amortization of debt issuance costs is computed on a basis which approximates the interest method over the term of the related debt. Certain other assets (see Note 7) are amortized over periods ranging from one to 30 years using the straight-line method.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July and December 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows.
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
Investments-Equity Method and Joint Ventures (ASU No. 2016-07)
In March 2016, the FASB issued an accounting standards update providing new guidance for the accounting for equity method investments. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. In addition, the guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The accounting standard is effective for reporting its periods beginning after December 15, 2016. The Company does not expect the new guidance to have a significant impact on its consolidated financial position, results of operations and cash flows. The Company will adopt the accounting change prospectively; therefore, historical amounts will not be affected.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Stock Compensation (ASU No. 2016-09)
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. In addition, the new guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The accounting standard is effective for reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Cash Flows (ASU No. 2016-15)
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
Amendments to the Consolidation Analysis (ASU No. 2016-17)
In October 2016, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be effective for annual periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard will be effective for reporting periods beginning December 1, 2018 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standard update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Intangibles-Goodwill and Other (ASU No. 2017-04)
In January 2017, the FASB issued an accounting standard update to simplify the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Going Concern (ASU No. 2014-15)
In August 2014, the FASB issued an accounting standard update providing guidance related to evaluating whether there is substantial doubt about the reporting entity's ability to continue as a going concern and about related financial statement note disclosures. Disclosures are required if there is substantial doubt as to the Company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans which may alleviate doubt regarding the Company's ability to continue as a going concern. The accounting standard became effective for the annual reporting period ending after December 15, 2016, and all annual and interim periods thereafter. The Company adopted this accounting standard effective December 31, 2016 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
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
Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03)
In April 2015, the FASB issued an accounting standards update on simplifying the presentation of debt issuance costs, which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016. As a result of this retrospective adoption and reclassification of equity-method investment of $9,208 to other assets for comparative purposes, Other assets, net—Deferred charges and other assets, net and Long-term debt on the consolidated balance sheet as of December 31, 2015 have been adjusted to $176,625 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance. The adoption of this accounting standard did not have an impact on the Company's results of operations and cash flows.
Intangibles-Goodwill and Other-Internal use software (ASU No. 2015-05)
In April 2015, the FASB issued an accounting standards update to provide clarification on accounting for cloud computing arrangements which include a software license. The accounting standard is effective for annual periods beginning after December 15, 2015. The Company adopted this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Simplifying the Accounting for Measurement-Period Adjustments (ASU No. 2015-16)
In September 2015, the FASB issued an accounting standards update that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance further requires specific disclosure pertaining to the measurement period adjustments. The accounting standard is effective for reporting periods beginning after December 15, 2015. The Company adopted this accounting standard effective January 1, 2016, and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
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
2. Acquisitions
Axiall Corporation
On August 31, 2016, the Company completed its acquisition of, and acquired all the remaining equity interest in, Axiall Corporation ("Axiall"), a Delaware corporation. Prior to the acquisition, the Company held 3.1 million shares in Axiall. Pursuant to the terms of the Agreement and Plan of Merger, dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a Delaware corporation that is a wholly-owned subsidiary of Westlake ("Merger Sub"), the Company acquired all of the remaining issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. Pursuant to the Merger Agreement, Merger Sub was merged with and into Axiall, and Axiall survived the Merger as a wholly-owned subsidiary of the Company. The combined company is the third-largest global chlor-alkali producer and the third-largest global polyvinyl chloride ("PVC") producer. The Company's management believes that this strategic acquisition will enhance its strategy of integration and will further strengthen its role in the North American markets.
Axiall produces a highly integrated chain of chlor-alkali and derivative products, including chlorine, caustic soda, vinyl chloride monomer ("VCM"), PVC resin, PVC compounds and chlorinated derivative products. Axiall also manufactures and sells building products, including siding, trim, mouldings, pipe and pipe fittings.
Total consideration transferred for the Merger was $2,539,360. The Merger is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company's Vinyls segment.
The acquired business contributed net sales and net loss of $975,605 and $95,663, respectively, to the Company for the period from August 31, 2016 to December 31, 2016. The net loss for the period from August 31, 2016 to December 31, 2016 included integration-related costs and the negative impact of selling higher cost Axiall inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated information as if the Merger had occurred on January 1, 2015:

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Pro Forma
	Year Ended December 31,
	2016	2015
Net sales	$7,080,545	$7,793,086

Net income (1)	$398,826	$662,750
Net income (loss) attributable to noncontrolling interest	22,748	(1,665)
Net income attributable to Westlake Chemical Corporation (1)	$376,078	$664,415
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.89	$5.02
Diluted	$2.88	$5.00

______________________________

(1)
The 2016 pro forma net income amounts include Axiall's historical pre-tax charges recorded during the eight-month period prior to the closing of the Merger for (1) divestitures; (2) restructuring; and (3) legal and settlement claims, net, of $26,666, $22,881 and $23,376, respectively. These nonrecurring costs are included in the pro forma results because they were not directly attributable to the Merger.

The pro forma amounts above have been calculated after applying the Company's accounting policies and adjusting the Axiall results to reflect (1) the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015; (2) the elimination of net sales and cost of sales between the Company and Axiall; (3) additional pension service costs; (4) amortization of debt premium and accretion of asset retirement obligations as part of the Company's adjustments to fair value; (5) incremental interest expense that would have been incurred assuming the financing arrangements entered by the Company and repayment of a portion of Axiall's outstanding debt had occurred on January 1, 2015; (6) the elimination of transaction-related costs; (7) the elimination of Axiall's goodwill impairment charges during 2015; and (8) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Merger, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Merger had occurred as of January 1, 2015 or of future operating performance.
The Company recognized $103,672 of transaction and integration-related costs during 2016. This included acquisition-related costs of $49,262 for advisory, consulting and professional fees and other expenses. Transaction and integration-related costs also included $54,410 related to settlement of Axiall share-based awards, retention agreement costs and severance benefits provided to former Axiall executives in connection with the Merger during 2016.
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $887,491 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill on the financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Final Purchase Consideration as of August 31, 2016
Closing stock purchase:
Offer per share	$33.00
Multiplied by number of shares outstanding at acquisition	67,277
Fair value of Axiall shares outstanding purchased by the Company	$2,220,141
Plus:
Axiall debt repaid at acquisition	247,135
Seller's transaction costs paid by the Company (1)	47,458
Total fair value of consideration transferred	$2,514,734

Fair value of Axiall share-based awards attributed to pre-combination service (2)	$11,346
Additional settlement value of shares acquired	13,280
Purchase consideration	$2,539,360

Fair value of previously held equity interest in Axiall (3)	102,300
Total fair value allocated to net assets acquired	$2,641,660

______________________________

(1)
Transactions costs incurred by the seller included legal and advisory costs incurred for the benefit of Axiall's former shareholders and board of directors to evaluate the Company's initial Merger proposals, explore strategic alternatives and negotiate the purchase price.

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

The final allocation of purchase consideration, based on final valuations, could include changes in the estimated fair value of inventories, property, plant and equipment, equity investments, customer relationships, trade names, developed technologies and other intangibles, deferred income taxes, all contingencies, asset retirement obligations and noncontrolling interests. The assumed contingencies relate to environmental liabilities, legal liabilities, asset retirement obligations and warranty reserves.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The information below represents the preliminary purchase price allocation:

Cash	$88,251
Accounts receivable (1)	422,459
Income tax receivable	55,193
Inventories	306,158
Prepaid expenses and other current assets	55,462
Property, plant and equipment (2)	3,134,741
Customer relationships (weighted average lives of 10.7 years) (3)	590,000
Other intangible assets:
Trade name (weighted average lives of 6.8 years)	50,000
Technology (weighted average lives of 5.4 years)	41,500
Supply contracts and leases (weighted average lives of 6.3 years)	27,288
Other assets	98,708
Total assets acquired	$4,869,760
Accounts and notes payable	255,232
Interest payable	8,154
Income tax payable	967
Accrued compensation	44,186
Accrued liabilities	152,550
Deferred income taxes	985,128
Tax reserve non-current	3,130
Pension and other post-retirement obligations	311,106
Other liabilities	99,848
Long-term debt	1,187,290
Total liabilities assumed	$3,047,591
Total identifiable net assets acquired	$1,822,169
Noncontrolling interest	(68,000)
Goodwill	887,491
Total fair value allocated to net assets acquired	$2,641,660

______________________________

(1)	The fair value of accounts receivable acquired is $422,459, with the gross contractual amount being $434,834. The Company expects $12,375 to be uncollectible.

(2)
The Company obtained additional information related to its property plant and equipment balances which led to a decrease in property plant and equipment of $54,841 and a corresponding increase in goodwill.

(3)	The Company obtained additional information related to its customer relationship balances which led to an increase in customer relationship of $30,000 and a corresponding decrease in goodwill.
Suzhou Huasu Plastics Co., Ltd.
On June 1, 2015, the Company acquired an additional 35.7% equity interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu") from INEOS Chlor Vinyls Holdings B.V., increasing its interest in Huasu to 95.0%. Huasu is a PVC joint venture based near Shanghai, in the People's Republic of China and has a combined annual capacity of 300 million pounds of PVC resin and 145 million pounds of PVC film and sheet.
Prior to the acquisition of this 35.7% interest, the Company owned a 59.3% interest in Huasu. The Company accounted for the investment using the equity method of accounting because Huasu did not meet the definition of a variable interest entity and because contractual arrangements giving certain substantive participatory rights to minority shareholders prevented the Company from exercising a controlling financial interest over Huasu. As a result of the Company obtaining control over Huasu, the Company's 59.3% interest was remeasured to fair value, resulting in a loss of $1,505, which is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2015.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The closing date purchase price of $5,518 was paid with available cash on hand. The acquisition was accounted for under the acquisition method of accounting. The transaction resulted in a bargain purchase acquisition-date gain of $22,550 and is recognized in other income (expense), net in the consolidated statement of operations. The Company believes there are several factors that contributed to this transaction resulting in a bargain purchase acquisition-date gain, including the slowdown in the growth of, and current weakness in, the Chinese economy. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment.
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
The purchase price of $736,224 was paid with available cash on hand. The acquisition was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment.
3. Financial Instruments
Cash Equivalents
The Company had no held-to-maturity securities, classified as cash equivalents, at December 31, 2016. The Company had $221,918 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2015. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash
The Company had restricted cash and cash equivalents of $186,216 at December 31, 2016, which are primarily related to the balances deposited with and held as security by the lender under the Company's current term loan facility and for distributions to certain of Axiall's current and former employees. The current portion of restricted cash and cash equivalents was $160,527. The non-current portion of $25,689 is reflected under Deferred charges and other assets, net on the consolidated balance sheet. The Company had no restricted cash balances at December 31, 2015.
Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at December 31, 2016. Investments in available-for-sale securities at December 31, 2015 were classified as follows:

December 31, 2015
Current	$520,144
Non-current	48,081
Total available-for-sale securities	$568,225

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The cost, gross unrealized gains, gross unrealized losses and fair value of the Company's available-for-sale securities were as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Debt securities
Corporate bonds	$336,665	$55	$(1,076)	$335,644
U.S. government debt (2)	135,226	2	(374)	134,854
Asset-backed securities	49,759	2	(115)	49,646
Equity securities	$54,371	$466	$(6,756)	$48,081
Total available-for-sale securities	$576,021	$525	$(8,321)	$568,225

______________________________

(1)	All unrealized loss positions were held at a loss for less than 12 months.

(2)	U.S. Treasury obligations, U.S. government agency obligations and U.S government agency mortgage-backed securities.
As of December 31, 2015, net unrealized losses on the Company's available-for-sale securities was $4,995, net of income tax benefit of $2,801, which were recorded in accumulated other comprehensive income. See Note 16 for the fair value hierarchy of the Company's available-for-sale securities.
The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains and losses included in the consolidated statements of operations are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Year Ended December 31,
	2016	2015	2014
Proceeds from sales and maturities of securities	$662,938	$48,900	$342,045
Gross realized gains	53,754	3,830	1,311
Gross realized losses	(35)	(32)	(99)
4. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2016	2015
Trade customers	$827,721	$438,538
Allowance for doubtful accounts	(17,991)	(14,095)
	809,730	424,443
Federal and state taxes	90,414	60,748
Other	38,599	23,341
Accounts receivable, net	$938,743	$508,532
Activity in our allowance for doubtful accounts during the years ended December 31, 2016, 2015 and 2014 is set forth in the table below:

	Year Ended December 31,
	2016	2015	2014
Balance at Beginning of Year, January 1	$14,095	$13,468	$11,741
Charged to Expense	4,095	956	301
Additions/(Deductions) (1)	(199)	(329)	1,426
Balance at End of Year, December 31	$17,991	$14,095	$13,468

______________________________

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

(1)	Deductions primarily represent accounts receivable written off during the period.

5. Inventories
Inventories consist of the following at December 31:

	2016	2015
Finished products	$500,861	$253,338
Feedstock, additives and chemicals	216,877	106,435
Materials and supplies	83,362	74,287
Inventories	$801,100	$434,060
6. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2016	2015
Land	$194,137	$33,051
Building and improvements	464,570	266,214
Plant and equipment	6,913,721	3,632,416
Other	377,466	241,829
	7,949,894	4,173,510
Less: Accumulated depreciation	(1,919,229)	(1,685,255)
	6,030,665	2,488,255
Construction in progress	389,397	515,812
Property, plant and equipment, net	$6,420,062	$3,004,067
Depreciation expense on property, plant and equipment of $305,273, $209,271 and $174,173 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

7. Other Assets
Other assets consist of the following at December 31:

	2016			2015			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$946,553	$—	$946,553	$62,016	$—	$62,016
Customer relationships	662,080	(50,465)	611,615	75,249	(22,572)	52,677	10
Other intangible assets:
Licenses and intellectual property	120,992	(44,035)	76,957	79,699	(38,643)	41,056	13
Trademarks	87,927	(6,841)	81,086	39,085	(2,602)	36,483	12
Other	31,038	(13,242)	17,796	29,320	(8,148)	21,172	11
Total other intangible assets	239,957	(64,118)	175,839	148,104	(49,393)	98,711
Deferred charges and other assets
Cost-method investments	108,938	—	108,938	51,334	—	51,334
Equity-method investments	21,522	—	21,522	9,208	—	9,208
Restricted cash	25,689	—	25,689	—	—	—
Turnaround costs	168,501	(74,671)	93,830	111,078	(74,943)	36,135	5
Deferred Taxes	12,526	—	12,526	—	—	—
Debt issuance costs	3,055	(210)	2,845	11,915	(10,762)	1,153	5
Other	82,287	(19,769)	62,518	99,763	(20,968)	78,795	8
Total deferred charges and other assets	422,518	(94,650)	327,868	283,298	(106,673)	176,625
Other assets, net	$2,271,108	$(209,233)	$2,061,875	$568,667	$(178,638)	$390,029
Amortization expense on other assets of $73,757, $37,998 and $35,496 is included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.
Scheduled amortization of intangible assets for the next five years is as follows: $99,011, $98,669, $97,648, $95,717 and $94,214 in 2017, 2018, 2019, 2020 and 2021, respectively.
Goodwill
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for the Olefins and Vinyls segments' goodwill in October 2016 and April 2016, respectively, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the Olefins or Vinyls segments' goodwill since the goodwill was initially recorded. The gross carrying amounts of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2014	$29,990	$32,026	$62,016
Balance at December 31, 2015	29,990	32,026	62,016
Goodwill acquired during the year	—	887,491	887,491
Effects of changes in foreign exchange rates	—	(2,954)	(2,954)
Balance at December 31, 2016	$29,990	$916,563	$946,553

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Olefins Segment Goodwill
The fair value of the Olefins segment, the reporting unit assessed, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2017 to 2025, to reflect the cyclicality of the Company's olefins business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the Olefins segment decreased by 10%, the carrying value of the Olefins segment would not exceed its fair value.
Vinyls Segment Goodwill
The fair value of the pipe and foundation building products business, the reporting unit assessed during the April 2016 impairment test, was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2016 to 2024, to reflect the cyclicality of the North American housing and construction markets as the Company's North American Vinyls business is significantly influenced by said markets. The forecast was based on historical results and estimates by management, including its strategic and operational plans, and assumed a gradual increase in financial performance based on a housing market recovery in the United States. The future cash flows were discounted to present value using a discount rate of 11.5%.
The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Even if the fair value of the reporting unit decreased by 10%, the carrying value of the reporting unit would not have exceeded its fair value.
8. Accounts and Notes Payable
Accounts and notes payable consist of the following at December 31:

	2016	2015
Accounts payable	$494,743	$229,219
Notes payable to banks	1,516	6,110
Accounts and notes payable	$496,259	$235,329
9. Term Loan
On August 10, 2016, an indirect subsidiary of the Company, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150,000 term loan facility. The term loan facility had a maturity date of March 31, 2017. The term loan was fully repaid in January 2017. The loans thereunder bore interest at a floating interest rate equal to LIBOR plus 2% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity. The interest rate on the outstanding term loan was 2.68% at December 31, 2016.
The facility contained customary covenants and events of default that imposed certain operating and financial restrictions on the CV Borrower and certain of its subsidiaries. These restrictions, among other things, provided limitations on the incurrence of additional indebtedness and liens and the ability to engage in certain transactions with affiliates.
Pursuant to the credit agreement, all of the non-U.S. subsidiaries of the Company were to remain owned, directly or indirectly, by the CV Borrower and its wholly owned subsidiary, Westlake International II LLC, a Delaware limited liability company ("WII LLC"). The CV Borrower was also required, together with its subsidiaries, to maintain at all times

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

unencumbered cash and cash equivalents in a U.S. dollar equivalent of not less than $150,000, which amount would be increased by 5% to the extent maintained in non-U.S. currencies. In connection therewith, an amount of cash and cash equivalents for the period (a) from the closing date until the date 30 days thereafter, not less than $50,000, and (b) thereafter, not less than $75,000, was required to be maintained by the CV Borrower and its subsidiaries in accounts at Bank of America, N.A., in accordance with cash management agreements.
Obligations under the term loan facility were secured by a pledge of 65% of the membership interests of WII LLC as well as rights under the partnership agreement of Westlake International Holdings C.V., a limited partnership organized under the laws of the Netherlands, held by WII LLC and the CV Borrower.
10. Long-Term Debt
The Company adopted an accounting standards update to simplify the presentation of debt issuance costs effective January 1, 2016. The standard requires, on a retrospective basis, all costs incurred to issue debt, excluding line-of-credit arrangements, to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. As a result of this retrospective adoption and reclassification of equity-method investment of $9,208 to other assets for comparative purposes, Other assets, net—Deferred charges and other assets, net and Long-term debt, net on the consolidated balance sheet as of December 31, 2015 have been adjusted to $176,625 and $758,148, respectively, from the originally reported $173,384 and $764,115, respectively, to reflect the retrospective application of the new accounting guidance. Long-term debt consists of the following at December 31:

	December 31, 2016			December 31, 2015
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs(1)	Net Long-Term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs(1)	Net Long-Term Debt
Revolving credit facility	$325,000	$—	$325,000	$—	$—	$—
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	624,793	26,837	651,630	—	—	—
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63,207	2,862	66,069	—	—	—
3.60% senior notes due 2022	250,000	(1,891)	248,109	250,000	(2,232)	247,768
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	433,793	13,431	447,224	—	—	—
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16,207	540	16,747	—	—	—
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750,000	(10,757)	739,243	—	—	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
6 ½% senior notes due 2029	100,000	(916)	99,084	100,000	(989)	99,011
6 ¾% senior notes due 2032	250,000	(1,883)	248,117	250,000	(2,002)	247,998
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89,000	(839)	88,161	89,000	(884)	88,116
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65,000	(602)	64,398	65,000	(634)	64,366
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700,000	(26,017)	673,983	—	—	—
Long-term debt, net	$3,677,889	$765	$3,678,654	$764,889	$(6,741)	$758,148

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

______________________________

(1)	Includes unamortized debt issuance costs of $24,113 and $5,967 at December 31, 2016 and December 31, 2015, respectively.
Credit Agreement
On August 23, 2016, the Company and certain of its subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among the Company, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1,000,000. The Credit Agreement replaced the Company's existing $400,000 senior secured third amended and restated credit facility, dated as of July 17, 2014, by and among the Company, the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and the Company and certain of its subsidiaries, as borrowers. The Credit Agreement includes a $150,000 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The Credit Agreement also provides for a discretionary $50,000 commitment for swing line loans to be provided on a same-day basis. The Company may also increase the size of the facility, in increments of at least $25,000, up to a maximum of $500,000, subject to certain conditions and if certain Lenders agree to commit to such an increase. At December 31, 2016, the Company had $325,000 of borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at the Company's option, at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% that will vary depending on the credit rating of the Company or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% that will vary depending on the credit rating of the Company. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on the credit rating of the Company. The interest rate on the outstanding revolving credit facility was 2.19% at December 31, 2016. The Credit Agreement matures on August 23, 2021. As of December 31, 2016, the Company had outstanding letters of credit totaling $76,535 and borrowing availability of $598,465 under the Credit Agreement.
The obligations of the Company under the Credit Agreement are guaranteed by current and future material domestic subsidiaries of the Company, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of December 31, 2016, the Company is in compliance with the total leverage ratio financial maintenance covenant.
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
Exchange Offers
On September 7, 2016, the Company completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688,000 aggregate principal amount of the outstanding 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes") issued by Eagle Spinco Inc. ("Eagle Spinco"), a wholly-owned subsidiary of Axiall, and the $450,000 aggregate principal amount of the outstanding 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes" and, together

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by Axiall for new senior notes issued by the Company having the same maturity and interest rates as the Subsidiary Notes. The 4.625% Subsidiary 2021 Senior Notes and the 4.875% Subsidiary 2023 Senior Notes were assumed at fair value, which resulted in a premium on the Subsidiary Notes of $33,540 and $15,750, respectively. In the Axiall Exchange Offers, $624,793 aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $433,793 aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes were exchanged, respectively, for $624,793 aggregate principal amount of 4.625% Subsidiary 2021 Senior Notes (the "4.625% Westlake 2021 Senior Notes") and $433,793 aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes") issued by the Company, leaving outstanding $63,207 aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16,207 aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes. The remaining 4.625% Subsidiary 2021 Senior Notes and the remaining 4.875% Subsidiary 2023 Senior Notes are the senior unsecured obligations of Axiall and Eagle Spinco, respectively. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are the Company's senior obligations and are guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. The Company has entered into a registration rights agreement in which it has agreed to file an exchange offer registration statement or, under specified circumstances, a shelf registration statement, with the SEC with respect to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes. The indenture governing the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's or their assets.
3.60% Senior Notes due 2022
In July 2012, the Company issued $250,000 aggregate principal amount of its 3.60% senior notes due 2022 (the "3.60% Notes Due 2022"). The 3.60% Notes Due 2022 are unsecured and were issued with an original issue discount of $1,183. There is no sinking fund and no scheduled amortization of the 3.60% Notes Due 2022 prior to maturity. The Company may optionally redeem the 3.60% Notes Due 2022 at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, the Company may optionally redeem the 3.60% Notes Due 2022 for 100% of the principal plus accrued interest. The holders of the 3.60% Notes Due 2022 may require the Company to repurchase the 3.60% Notes Due 2022 at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% Notes Due 2022). All domestic subsidiaries of the Company that guarantee other indebtedness of the Company or of another guarantor of the 3.60% Notes Due 2022 in excess of $5,000 are guarantors of the 3.60% Notes Due 2022.The indenture governing the 3.60% Notes Due 2022 contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's assets.
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
In connection with each offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032 and the 6 ½% 2035 GO Zone Senior Notes (collectively, and including the 6 ½% 2035 IKE Zone Senior Notes, the "Senior Notes") in excess of $5,000 are guarantors of the bonds. As of December 31, 2016, the Company had drawn all the proceeds from the 6 ½% bonds due 2029, 6 ¾% bonds due 2032 and 6 ½% 2035 GO Zone Senior Notes.
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
In connection with the offering of the bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offering were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parish of Calcasieu. The 6 ½% 2035 IKE Zone Senior Notes are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the Senior Notes in excess of $5,000 are guarantors of the 6 ½% 2035 IKE Zone Senior Notes. As of December 31, 2016, the Company had drawn all the proceeds from the 6 ½% 2035 IKE Zone Senior Notes.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $10,889 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2016 and 2015 was 0.79% and 0.07%, respectively.
Bridge Loan Agreement
In June 2016, in connection with the Axiall acquisition, the Company entered into a commitment letter with various lenders pursuant to which such lenders agreed to provide for a senior unsecured bridge loan facility of up to $1,765,000 in the aggregate. Also in June 2016, the Company paid structuring and other fees of approximately $9,700 in connection with the senior unsecured bridge loan facility. On August 26, 2016, the Company terminated the senior unsecured bridge loan facility. This structuring and other fees is included in other income, net, in the consolidated statements of operations for the year ended December 31, 2016.
As of December 31, 2016, the Company was in compliance with all of the covenants with respect to the Credit Agreement, 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes, 4.875% Westlake 2023 Senior Notes, 3.60% Senior Notes Due 2022 and the waste disposal revenue bonds.
The weighted average interest rate on all long-term debt was 4.4% at December 31, 2016 and 5.5% at December 31, 2015.
As of December 31, 2016, the Company had no maturities of long-term debt until 2021.
11. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $96,560, $91,551 and $77,656 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
In 2014, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 150,000,000 shares to 300,000,000 shares, par value $0.01 per share. The Company issued 134,651,380 and 134,663,244 shares of common stock as of December 31, 2016 and 2015, respectively.
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
Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company's common stock totaling $100,000 (the "2011 Program"). As of March 31, 2015, the Company had repurchased 1,944,161 shares of its common stock for an aggregate purchase price of approximately $100,000 under the 2011 Program, the full amount of the 2011 Program. In November 2014, the Company's Board of Directors approved a new $250,000 share repurchase program (the "2014 Program"). On November 20, 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150,000. The total number of shares repurchased by the Company under the 2014 Program was 1,511,109 and 2,682,489 for the years ended December 31, 2016 and 2015, respectively. Any shares repurchased under the 2011 and 2014 Programs are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in 2014, the Company began delivering treasury shares to employees and nonemployee directors for options exercised and for the settlement of restricted stock units. The cost of treasury shares delivered was determined using the specific identification method.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2014	$(23,442)	$(56,224)	$233	$(79,433)
Other comprehensive income (loss) before reclassifications	12,877	(59,466)	(2,795)	(49,384)
Amounts reclassified from accumulated other comprehensive loss	1,958	—	(2,433)	(475)
Net other comprehensive income (loss) for the year	14,835	(59,466)	(5,228)	(49,859)
Balances at December 31, 2015	(8,607)	(115,690)	(4,995)	(129,292)
Other comprehensive income (loss) before reclassifications	36,211	(34,512)	57,004	58,703
Amounts reclassified from accumulated other comprehensive loss	1,341	—	(52,058)	(50,717)
Net other comprehensive income (loss) for the year	37,552	(34,512)	4,946	7,986
Balances at December 31, 2016	$28,945	$(150,202)	$(49)	$(121,306)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2016	2015	2014
Amortization of pension and other post-retirement items
Prior service costs	(1)	$—	$—	$(347)
Net loss	(1)	(1,429)	(2,663)	(577)
Curtailment	(1)	(364)	—	—
Settlement benefits	(1)	(371)	(355)	—
		(2,164)	(3,018)	(924)
	Provision for income taxes	823	1,060	356
		(1,341)	(1,958)	(568)
Net unrealized gains on available-for- sale investments
Realized gain on available- for-sale investments	Other income, net	53,720	3,798	1,212
	Provision for income taxes	(1,662)	(1,365)	(435)
		52,058	2,433	777
Total reclassifications for the period		$50,717	$475	$209

______________________________

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, see Note 13.
13. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has defined contribution savings plans covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the respective plans. The Company may, at its discretion and per the terms of the respective plans, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2016, 2015 and 2014, the Company recorded approximately $10,697, $7,594 and $6,856, respectively, to expense for these contributions. The Company's charge for the year ended December 31, 2016 includes company contribution pertaining to Axiall's defined contribution savings plans for the four-month period since the completion of the Merger.
Further, within a defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2016, 2015 and 2014, the Company charged approximately $16,766, $11,715 and $8,309, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has various defined contribution plans in Germany, the United Kingdom, Italy and Belgium covering eligible employees of our European operations. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2016, 2015 and 2014, the Company charged approximately $2,028, $1,912 and $416, respectively, to expense for its contributions to these plans.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Defined Benefit Plans
U.S. Plans
The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of certain subsidiaries. However, eligibility for the Company's plans has been frozen. Benefits for salaried employees under these plans are based primarily on years of service and employees' pay near retirement. Benefits for wage employees are based upon years of service and a fixed amount as periodically adjusted. The Company recognizes the years of service prior to the Company's acquisition of the subsidiary's facilities for purposes of determining vesting, eligibility and benefit levels for certain employees of the subsidiary and for determining vesting and eligibility for certain other employees of the subsidiary. The measurement date for these plans is December 31.
In December 2014, the Company announced a plan amendment to one of the Company's defined benefit pension plans. Under the plan amendment, no additional benefits may be earned by participants after January 31, 2015 and participants' accrued benefits will freeze at the levels earned as of January 31, 2015. In addition, the amendment added a lump sum payment option effective February 1, 2015. The Company made a similar plan amendment to another of its defined benefit pension plans in 2012. In conjunction with both of the defined benefit pension plans' amendments, the Company amended, in 2014 and 2012, its defined contribution savings plan to allow participants impacted by the amendments to participate in the Company's annual retirement contribution program.
In connection with the Merger, the Company assumed certain U.S. pension plans and other post-retirement benefit plans covering Axiall employees. The Axiall pension plans are closed to new participants and provide benefits to certain employees and retirees. The other post-retirement benefit plans are unfunded and provide medical and life insurance benefits for certain employees and their dependents.
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
In connection with the Merger, the Company assumed certain defined benefit pension plans. These pension plans are for employees outside of the U.S., namely in Canada and Taiwan.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$62,192	$94,821	$67,010	$122,701
Benefit obligation assumed with acquisition	818,602	20,895	—	—
Service cost	975	1,459	29	1,661
Interest cost	8,832	2,441	2,015	2,110
Actuarial (gain) loss	(74,262)	12,705	(2,330)	(17,310)
Benefits paid	(17,081)	(2,571)	(4,532)	(2,139)
Other	—	(61)	—	—
Foreign exchange effects	—	(4,537)	—	(12,202)
Benefit obligation, end of year	$799,258	$125,152	$62,192	$94,821

Change in plan assets
Fair value of plan assets, beginning of year	$50,763	$—	$53,415	$—
Acquisition	575,865	16,298	—	—
Actual return	7,334	27	(268)	—
Employer contribution	456	2,609	2,148	2,139
Benefits paid	(17,081)	(2,571)	(4,532)	(2,139)
Experience gain	136	—	—	—
Administrative expenses paid	(3,204)	—	—	—
Foreign exchange effects	—	(371)	—	—
Fair value of plan assets, end of year	$614,269	$15,992	$50,763	$—
Funded status, end of year	$(184,989)	$(109,160)	$(11,429)	$(94,821)

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent assets	$—	$233	$—	$—
Current liabilities	(1,691)	(2,583)	—	—
Noncurrent liabilities	(183,298)	(106,810)	(11,429)	(94,821)
Net amount recognized	$(184,989)	$(109,160)	$(11,429)	$(94,821)

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$(53,302)	$7,990	$14,755	$(4,919)
Foreign exchange effects	—	(15)	—	1,986
Total before tax (1)	$(53,302)	$7,975	$14,755	$(2,933)

______________________________

(1)	After-tax totals for pension benefits were $30,287 and $6,812 for 2016 and 2015, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.
In the United States, the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2016 plan

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

year, the funded status for the Company's U.S. pension plans are above 80%, with all plans' funded status above 100%. Accordingly, the Company's U.S. pension plans are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2016		2015
Information for pension plans with an accumulated benefit obligation in excess of plan assets	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$(799,258)	$(113,286)	$(62,192)	$(94,821)
Accumulated benefit obligation	(799,258)	(109,837)	(62,192)	(93,231)
Fair value of plan assets	614,269	4,627	50,763	—
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$1,261	$1,459	$29	$1,661	$334	$602
Administrative expenses	2,919	—	—	—	—	—
Interest cost	8,832	2,441	2,015	2,110	2,322	1,366
Expected return on plan assets	(15,354)	(199)	(2,960)	—	(3,140)	—
Net amortization	1,307	—	1,270	1,048	571	—
Settlement benefits	371	—	355	—	—	—
Net periodic benefit (gain) cost	$(664)	$3,701	$709	$4,819	$87	$1,968

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(66,379)	$12,893	$898	$(17,310)	$9,352	$15,425
Amortization of net loss	(1,307)	—	(1,270)	(1,048)	(274)	—
Amortization of prior service cost	—	—	—	—	(297)	—
Settlement benefits	(371)	—	(355)	—	—	—
Total recognized in OCI	$(68,057)	$12,893	$(727)	$(18,358)	$8,781	$15,425
Total net periodic benefit cost and OCI	$(68,721)	$16,594	$(18)	$(13,539)	$8,868	$17,393
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 are expected to be zero and $1,761, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.8%	1.8%	4.0%	2.4%	3.5%	1.9%
Rate of compensation increase	—%	2.6%	—%	2.5%	—%	2.5%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	3.2%	2.4%	3.5%	1.9%	4.5%	2.6%
Discount rate for service cost	3.4%	2.4%	—%	—%	—%	—%
Discount rate for interest cost	2.9%	2.4%	—%	—%	—%	—%
Expected return on plan assets	6.8%	4.6%	7.0%	—%	7.0%	—%
Rate of compensation increase	—%	2.6%	—%	2.5%	—%	2.5%
The discount rates for the Company's U.S. and non-U.S. plans are determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.
The Company pension plans' investments are held in the Westlake U.S. Salaried Plan, the Westlake U.S. Union Plan, the Axiall U.S. Salaried Plan and the Axiall Union U.S. Plan. The Company's overall investment strategy for its pension plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 55% to 65% of investments for long-term growth, and 35% to 45% for near-term benefit payments with a diversification of asset types. These pension funds' investment policies target asset allocations from approximately 55% to 65% equity securities and 35% to 45% fixed income securities in order to pursue a balance between moderate income generation and capital appreciation.
Equity securities primarily include investments in large-cap and small-cap companies located in the United States and international developed and emerging markets stocks. Fixed income securities are comprised of investment and non-investment grade bonds, including U.S. Treasuries and U.S. and non-U.S corporate bonds of companies from diversified industries. Each pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10% or 15%.  The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2016, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The investments in the bank collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's U.S. plan assets at December 31, by asset category, are as follows:

	2016						2015
	U.S. Plans			Non U.S. Plans			U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$4,627	$—	$4,627	$—	$—
Common stock	16,546	—	16,546	—	—	—	—	—
Bank collective trust and mutual funds—Equity securities:
Large-cap funds (1)	50,143	166,604	216,747	—	1,609	1,609	18,384	18,384
Small-cap funds (2)	8,379	23,407	31,786	—	—	—	4,069	4,069
International funds (3)	53,422	53,629	107,051	—	4,370	4,370	8,181	8,181
Bank collective trust funds—Fixed income:
Bond funds (4)	61,778	165,657	227,435	—	5,386	5,386	19,624	19,624
Short-term investment funds	—	14,704	14,704	—	—	—	505	505
	$190,268	$424,001	$614,269	$4,627	$11,365	$15,992	$50,763	$50,763

______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the United States). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $2,254 for the pension plans in 2017.
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
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2016	2015	2014
	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$4,952	$4,489	$2,295

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

Other Post-retirement Benefits
In the U.S., the Company provides post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.
In conjunction with the Axiall acquisition, the Company assumed postretirement plans in the U.S. and Canada which are unfunded and provide medical and life insurance benefits for certain employees and their dependents.
The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$17,815	$—	$20,177
Benefit obligation assumed with acquisition	69,650	3,324	—
Service cost	289	5	22
Interest cost	1,000	12	571
Actuarial (gain) loss	(6,151)	91	(1,848)
Benefits paid	(2,355)	(9)	(1,107)
Curtailment	(364)	—	—
Plan participants' contributions	35	—	—
Foreign exchange effects	—	(82)	—
Benefit obligation, end of year	$79,919	$3,341	$17,815

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—	$—
Employer contribution	2,320	9	1,107
Plan participants' contributions	35	—	—
Benefits paid	(2,355)	(9)	(1,107)
Fair value of plan assets, end of year	$—	$—	$—
Funded status, end of year	$(79,919)	$(3,341)	$(17,815)

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(8,447)	$(102)	$(1,244)
Noncurrent liabilities	(71,472)	(3,239)	(16,571)
Net amount recognized	$(79,919)	$(3,341)	$(17,815)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Amounts recognized in accumulated other comprehensive income
Net loss	$(3,659)	$91	$2,978
Total before tax (1)	$(3,659)	$91	$2,978

______________________________

(1)
After-tax totals for post-retirement healthcare benefits were a loss of $1,342 and a gain of $1,795 for 2016 and 2015, respectively, and are reflected in stockholders' equity as accumulated other comprehensive loss.

The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2016		2015	2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$289	$5	$22	$22
Interest cost	1,000	12	571	733
Net amortization	122	—	345	353
Net periodic benefit cost	$1,411	$17	$938	$1,108

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net (gain) loss emerging	$(6,151)	$91	$(1,848)	$989
Curtailment	(364)	—	—	—
Amortization of net loss	(122)	—	(345)	(303)
Amortization of prior service cost	—	—	—	(50)
Total recognized in OCI	$(6,637)	$91	$(2,193)	$636
Total net periodic benefit cost and OCI	$(5,226)	$108	$(1,255)	$1,744
The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 are expected to be zero and $56,446, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2016		2015	2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.3%	4.0%	3.5%	3.3%
Health care cost trend rate
- Initial rate	7.3%	6.2%	—%	—%
- Ultimate rate	4.5%	4.5%	—%	—%
- Years to ultimate	11	12	—	—
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	2.6%	3.3%	3.3%	4.0%
Discount rate for service cost	3.1%	3.3%	—%	—%
Discount rate for interest cost	2.8%	3.3%	—%	—%
Health care cost trend rate
- Initial rate	7.0%	6.8%	—%	—%
- Ultimate rate	4.5%	4.5%	—%	—%
- Years to ultimate	12	13	—	—
The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. A one percentage-point increase or decrease in assumed healthcare trend rates would not have a significant effect on the amounts reported for the healthcare plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Post- retirement Healthcare
Estimated future benefit payments:
Year 1	$51,324	$8,663
Year 2	49,626	8,460
Year 3	51,163	8,302
Year 4	51,554	8,185
Year 5	51,715	8,122
Years 6 to 10	267,024	34,681
14. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a one to four-year period or (2) at the end of a five to 9.5-year period. Current outstanding restricted stock awards vest on the 9.5-year anniversary of the award date. Outstanding restricted stock units vest either (1) ratably on an annual basis over a three-year period or (2) at the end of a one to six-year period. In accordance with accounting guidance related to share-based payments,

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2016, 2015 and 2014, the total recognized stock-based compensation expense related to the 2013 Plan was $14,193, $10,196 and $9,261, respectively.
Option activity and changes during the year ended December 31, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,267,790	$30.07
Granted	292,448	44.42
Exercised	(112,611)	19.33
Cancelled	(42,893)	35.07
Outstanding at December 31, 2016	1,404,734	$33.76	5.3	$34,368
Exercisable at December 31, 2016	940,314	$24.29	3.7	$31,009
For options outstanding at December 31, 2016, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$7.12 - $9.65	304,200	1.7
$10.26 - $18.05	235,916	2.3
$22.92 - $30.05	174,082	4.7
$40.38 - $52.35	391,083	8.4
$63.98 - $68.18	299,453	7.7
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of options exercised was $3,630, $1,145 and $14,534, respectively.
As of December 31, 2016, $3,708 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. Income tax benefits of $1,090, $78 and $4,512 were realized from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option's fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Stock Option Grants
	Year Ended December 31,
	2016	2015	2014
Weighted average fair value	$11.67	$20.21	$20.49
Risk-free interest rate	1.4%	1.7%	1.6%
Expected life in years	5	5	5
Expected volatility	32.9%	34.2%	35.7%
Expected dividend yield	1.6%	0.9%	0.7%

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Non-vested restricted stock awards as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	64,856	$15.81
Granted	28,142	51.53
Vested	(81,134)	28.19
Forfeited	(11,864)	15.81
Non-vested at December 31, 2016	—	$—
As of December 31, 2016, there was no unrecognized stock-based compensation expense related to non-vested restricted stock awards. The total fair value of shares of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $4,260, $8,363 and $8,831, respectively.
Non-vested restricted stock unit as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	498,872	$57.61
Granted	204,642	48.64
Vested	(88,877)	48.28
Forfeited	(17,078)	67.47
Non-vested at December 31, 2016	597,559	$55.64
As of December 31, 2016, there was $16,110 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $4,031, $725 and $371, respectively.
Axiall Awards Assumed in the Merger
Under the Merger Agreement, all outstanding Axiall restricted stock units were assumed by the Company and converted into restricted stock units in respect of the Company's common stock, with the same terms and conditions except that upon settlement the award holders will receive the greater of (1) the value of $33.00 per Axiall restricted stock unit that was converted into a restricted stock unit in respect of the Company's common stock and (2) the value of the Company's common stock. The awards are classified as liability awards for accounting purposes and are re-measured at each reporting date until they vest. The portion of the replacement award that is attributable to pre-combination service by the employee is included in the measure of consideration transferred to acquire Axiall. The remaining fair value of the replacement awards will be recognized as stock-based compensation expense over the remaining vesting period. Total stock-based compensation expense recognized related to Axiall restricted stock units that were assumed by the Company and converted into restricted stock units during the year ended December 31, 2016 was $38,031, of which $32,644 is included in transaction and integration-related costs in the consolidated statement of operations.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The Company estimates the fair value of these awards using the Company's common stock price and a pricing model to estimate the value attributable to the $33.00 minimum price per Axiall restricted stock unit converted into a restricted stock unit in respect of the Company's common stock. The table below presents the assumptions used in determining each liability classified restricted stock unit's fair value. Volatility was calculated using historical trends of the Company's common stock price.

Liability Classified Restricted Stock Awards
Year Ended December 31, 2016
Weighted average vesting period in years	1.2
Risk-free interest rate	0.9%
Expected volatility	28.2%
Expected dividend yield	1.4%
Non-vested liability classified restricted stock awards as of December 31, 2016 and changes during the year ended December 31, 2016 were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested at August 31, 2016	340,413	$51.82
Vested	(54,266)	52.88
Non-vested at December 31, 2016	286,147	$60.77
As of December 31, 2016, there was $11,707 of unrecognized stock-based compensation expense related to non-vested liability classified restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of liability classified restricted stock awards that vested during the year ended December 31, 2016 was $2,870.
Westlake Chemical Partners LP Awards
Our wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("WLKPGP"), maintains a unit-based compensation plan for directors and employees of WLKPGP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.
15. Derivative Commodity Instruments
Commodity Risk Management
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily natural gas and ethane, from time to time. The Company does not use derivative instruments to engage in speculative activities.
The Company had no derivative instruments that were designated as fair value hedges during the years ended December 31, 2016, 2015 and 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in cost of sales in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

of the counterparty). The Company had non-hedge designated feedstock forward contracts for approximately 257,000,000 gallons and 8,500,000 MMBtu as of December 31, 2016 and for approximately 171,000,000 gallons and 8,000,000 MMBtu as of December 31, 2015.
The fair values of derivative instruments in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2016	2015
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$7,727	$3,465
Commodity forward contracts	Deferred charges and other assets, net	7,259	2,088
Total asset derivatives		$14,986	$5,553

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2016	2015
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$1,487	$9,325
Commodity forward contracts	Other liabilities	5,734	12,437
Total liability derivatives		$7,221	$21,762
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2016	2015	2014
Commodity forward contracts	Cost of sales	$19,696	$(11,395)	$(9,678)
See Note 16 for the fair value of the Company's derivative instruments.
16. Fair Value Measurements
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

	2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$878	$14,108	$14,986
Risk management liabilities—Commodity forward contracts	(6,854)	(367)	(7,221)

	2015
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$5,553	$—	$5,553
Risk management liabilities—Commodity forward contracts	(11,648)	(10,114)	(21,762)
Marketable securities
Available-for-sale securities	48,081	520,144	568,225

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
There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy in 2016 and 2015.
In addition to the assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2016 and 2015 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$325,000	$325,000	$—	$—
4.625% Westlake Senior Notes 2021	651,630	650,847	—	—
4.625% Subsidiary Senior Notes 2021	66,069	65,775	—	—
3.60% senior notes due 2022	248,109	251,725	247,768	244,828
4.875% Westlake Senior 2023 Notes	447,224	451,301	—	—
4.875% Subsidiary 2023 Senior Notes	16,747	16,501	—	—
3.60% 2026 Senior Notes	739,243	722,055	—	—
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
6 ½% senior notes due 2029	99,084	112,433	99,011	117,153
6 ¾% senior notes due 2032	248,117	258,818	247,998	268,490
6 ½% 2035 GO Zone Senior Notes	88,161	100,323	88,116	106,491
6 ½% 2035 IKE Zone Senior Notes	64,398	73,270	64,366	76,741
5.0% 2046 Senior Notes	673,983	691,712	—	—
17. Income Taxes
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
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$476,423	$880,044	$1,102,101
Foreign	81,956	83,397	(18,183)
	$558,379	$963,441	$1,083,918

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$8,156	$225,617	$300,610
State	8,967	23,966	37,351
Foreign	20,720	9,029	1,974
	37,843	258,612	339,935
Deferred
Federal	136,206	29,820	40,950
State	(33,681)	2,807	22,714
Foreign	(1,848)	7,157	(4,697)
	100,677	39,784	58,967
Total provision	$138,520	$298,396	$398,902
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2016	2015	2014
Provision for federal income tax, at statutory rate	$195,432	$337,204	$379,371
State income tax provision, net of federal income tax effect	1,408	17,403	40,012
Foreign income tax rate differential	(7,594)	(13,002)	3,640
Manufacturing deduction	(2,371)	(24,185)	(24,465)
Depletion	(2,298)	—	—
Contingent tax liability	2,172	—	(1,626)
Noncontrolling interests	(6,940)	(6,662)	(2,255)
Tax on previously held shares of Axiall Corporation and certain other acquisition related items	(12,924)	—	—
Changes in state apportionment and other state adjustments	(16,929)	—	—
Research and development expenditures and adjustments related to prior years' tax returns	(8,344)
Other, net	(3,092)	(12,362)	4,225
	$138,520	$298,396	$398,902

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2016	2015
Net operating loss carryforward	$69,790	$17,679
Credit carryforward	23,932	746
Accruals	66,694	57,811
Pension	113,644	4,393
Allowance for doubtful accounts	12,039	4,617
Inventories	13,257	8,663
Other	36,624	7,747
Deferred taxes assets—total	335,980	101,656
Property, plant and equipment	(1,374,095)	(408,374)
Intangibles	(220,489)	(15,007)
Turnaround costs	(701)	(1,467)
Basis difference—consolidated partnerships	(308,361)	(200,627)
Other	(17,377)	—
Deferred tax liabilities—total	(1,921,023)	(625,475)
Valuation allowance	(53,006)	(16,345)
Total net deferred tax liabilities	$(1,638,049)	$(540,164)

Balance sheet classifications
Current deferred tax asset	$—	$35,439
Noncurrent deferred tax asset	12,526	—
Noncurrent deferred tax liability	(1,650,575)	(575,603)
Total net deferred tax liabilities	$(1,638,049)	$(540,164)
At December 31, 2016, the Company had foreign and state net operating loss carryforwards of approximately $564,896, which will expire in varying amounts between 2017 and 2036 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance increased by $36,661 in 2016 as a result of the Axiall Corporation acquisition and due to the creation of additional state and foreign net operating loss carryforwards.
For the year ended December 31, 2016, the Company is not permanently reinvested with respect to the outside basis difference for all of its foreign subsidiaries. The Company is asserting under ASC 740-30 that the unremitted earnings of some of its foreign subsidiaries are permanently reinvested outside the U.S. For these foreign subsidiaries, the earnings and profits (E&P) is estimated to be $209,791 at December 31, 2016. If no assertion were made to permanently reinvest any of these unremitted foreign earnings, U.S. income tax expense of approximately $32,319 relating to U.S. tax would be recorded. Such expense takes into account utilization of foreign tax credits. The Company is not asserting under ASC 740-30 for certain other foreign subsidiaries. As such, the Company recorded a deferred tax liability (and related tax expense) of $2,218. Of this amount, $1,448 has been recorded to recognize the foreign taxes that would result if earnings in lower-tier foreign subsidiaries would be distributed up the foreign ownership chain to a subsidiary where an assertion is made, and $770 is attributable to the U.S. tax related to the distribution from the Taiwanese subsidiary which is expected to be made to the Company annually.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

A reconciliation of unrecognized tax benefits for the year ended December 31, 2016 is set forth in the table below:

Beginning balance at January 1, 2016	$—
Amounts attributable to Axiall pre-acquisition	5,030
Additions during the year ended December 31, 2016	3,398
Reductions due to statutes of limitations expiring	(1,184)
Effects of changes in foreign exchange rates	$(56)
Ending balance at December 31, 2016	$7,188
There were unrecognized tax benefits of $7,188 and $0 as of December 31, 2016 and 2015, respectively. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. If recognized, $4,571 of the unrecognized tax benefits would lower the effective tax rate. The majority of the total unrecognized tax benefits relate to historical balances reported by Axiall prior to the Merger. As of December 31, 2016 and 2015, our tax liability for interest and penalties was $328 and $0, respectively. For the year ended December 31, 2016, the Company accrued interest and penalties in the amount of $253 related to uncertain tax positions.
It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease within the next twelve months primarily due to open audits and the expiration of statutes of limitation. However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to the uncertainties of the open audits.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2010.
18. Earnings per Share
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

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Westlake Chemical Corporation	$398,859	$646,010	$678,523
Less:
Net income attributable to participating securities	(1,784)	(2,825)	(1,502)
Net income attributable to common shareholders	$397,075	$643,185	$677,021
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares—basic	129,367,712	131,823,707	133,111,230
Plus incremental shares from:
Assumed exercise of options	607,110	478,105	532,184
Weighted average common shares—diluted	129,974,822	132,301,812	133,643,414

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$3.07	$4.88	$5.09
Diluted	$3.06	$4.86	$5.07

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are options to purchase 318,259, 301,969 and 126,091 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
19. Supplemental Information
Accrued Liabilities
Accrued liabilities were $537,483 and $287,313 at December 31, 2016 and 2015, respectively. Accrued rebates, which is a component of accrued liabilities, was $77,985 and $46,460 at December 31, 2016 and December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Year Ended December 31,
	2016	2015	2014
Interest income	$8,421	$6,034	$3,468
Dividend income	4,821	3,559	532
Acquisition-related financing costs	(12,453)	—	—
Foreign exchange currency gains (losses), net (1)	122	1,828	(7,382)
Income from equity method investments	3,613	6,242	5,883
Impairment of equity method investments	—	(4,925)	(6,747)
Gain realized on previously held shares of Axiall common stock	49,080	—	—
Gain on acquisition and related expenses, net	—	20,430	—
Gain from sales of securities, net	4,640	3,798	1,212
Other	(1,846)	1,304	313
Other income (expense), net	$56,398	$38,270	$(2,721)

______________________________

(1)	Aggregate foreign exchange currency gains and losses included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.
Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
Cash paid for:
Interest paid, net of interest capitalized	$45,534	$31,946	$35,336
Income taxes paid	3,066	314,186	314,745

20. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the years ended December 31, 2016, 2015 and 2014, the Company incurred lease payments of approximately $3,024, $2,148 and $2,001, respectively. The amounts due to this affiliate were $236 and $196 at December 31, 2016 and 2015, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The investment in Cypress Interstate Pipeline L.L.C at December 31, 2016 and 2015 was $9,098 and $9,208, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company incurred pipeline fees of approximately $13,748, $14,110 and $14,206, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1,018 and $991 at December 31, 2016 and 2015, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

EPS Ethylene Pipeline Süd GmbH & Co. KG, an ethylene pipeline company in which the Company owns a 10% equity stake, transports ethylene feedstocks to the Company's Gendorf, Germany production facility through its pipeline. For the years ended December 31, 2016, 2015 and 2014, the Company incurred pipeline fees of approximately $797, $1,022 and $548, respectively, for usage of the pipeline. There were no outstanding amounts due to this related party at December 31, 2016 and 2015.
The Company owns a 15% and an 11% equity stake in InfraServ Knapsack GmbH & Co. KG and InfraServ Gendorf GmbH & Co. KG, respectively. The Company has service agreements with these entities, including contracts to provide electricity and technical services to certain of the Company's production facilities in Germany. The investment in Infraserv was $49,532 and $51,333 at December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company incurred charges aggregating approximately $130,840, $115,961 and $55,400, respectively, for these services. The amounts payable to these related parties were approximately $24,708 and $22,931 at December 31, 2016 and 2015, respectively.
The Company owns 50% interest in Shriram Axiall Private Limited ("SAPL"), which the Company acquired as a result of the Merger. SAPL is a joint venture formed in April 2014 to facilitate the manufacture and sale of certain compound products in India. The investment in SAPL at December 31, 2016 was $1,974. For the period from August 31, 2016 to December 31, 2016, the Company recorded sales of approximately $49 to SAPL. The amount receivable from this related party was approximately $80 at December 31, 2016.
The Company owns a 50% interest in RS Cogen LLC ("RS Cogen"), which the Company acquired as a result of the Merger. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from the Company and Entergy Corporation. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, the Company does not consider itself to be the joint venture's primary beneficiary. Accordingly, the Company accounts for its investment in RS Cogen under the equity method of accounting. The investment in and net advances to RS Cogen at December 31, 2016 were $9,949. For the period from August 31, 2016 to December 31, 2016, the Company recorded purchases of approximately $8,623 from RS Cogen. The amount payable to this related party was approximately $1,159 at December 31, 2016.
The Company owns a 50% interest in Vinyl Solutions, LLC ("Vinyl Solutions"), which the Company acquired as a result of the Merger. Vinyl Solutions is a compounding manufacturer of specialty compounds. The investment in Vinyl Solutions at December 31, 2016 was $500. For the period from August 31, 2016 to December 31, 2016, the Company recorded sales of $6,218 to Vinyl Solutions. The amount receivable from this related party was $4,855 at December 31, 2016.
On June 17, 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of Axiall, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation ("Lotte") related to the formation of LACC, which was formed by Eagle and Lotte to design, build and operate a 1 billion ton per year ethylene plant. Pursuant to a contribution and subscription agreement, dated as of June 17, 2015, between Eagle and LACC, Eagle has agreed to make a maximum capital commitment to LACC of up to $225,000 to fund the construction costs of the plant, representing a 10% interest in LACC. Eagle and Lotte also entered into a call option agreement, dated as of June 17, 2015, pursuant to which Eagle has the right, but not the obligation, until the third anniversary of the substantial completion of the plant, to acquire up to a 50% ownership interest in LACC from Lotte. The construction of the plant commenced in January 2016. The plant is being built adjacent to the Company's largest chlor-alkali chemical facility, located in Lake Charles, to take advantage of the Company's existing infrastructure, access to competitive feedstock resources and ethylene distribution infrastructure. The anticipated start-up for the plant is expected to be in the first quarter of 2019. The Company acquired this investment as a result of the Merger. As of December 31, 2016, the Company's investment in LACC is $59,405. Total funding by the Company in LACC from August 31, 2016 to December 31, 2016 amounted to $17,000. The amount receivable from LACC at December 31, 2016 was approximately $820. The Company's investment in LACC is accounted for under the cost method.
Dividends received from equity method investments were $5,116, $5,610 and $5,459 for the years ended December 31, 2016, 2015 and 2014, respectively.
One of the Company's directors serves as Chairman and Chief Executive Officer of American Air Liquide Holdings, Inc. and as a Senior Vice President of the Air Liquide Group. The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. including Airgas and subsidiaries that were acquired in

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

2016 by Air Liquide Group ("Air Liquide") aggregating approximately $22,167, $10,345 and $13,862 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $3,988 during the year ended December 31, 2016. The amount payable to Air Liquide was $3,724 and $762 at December 31, 2016 and 2015, respectively, and the amount receivable from Air Liquide was $664 and $0 at December 31, 2016 and 2015, respectively.
21. Insurance Recovery
During the second and third quarters of 2015, the Company's production rates and operating costs at its Knapsack, Germany and Cologne, Germany facilities were negatively impacted due to an interruption of feedstock supply as a result of a fire at a third-party supplier's ethylene production facility. During the year ended December 31, 2016, the Company received a final insurance recovery of approximately $2,670 related to business interruption costs. The insurance recovery is included in cost of sales in the consolidated statement of operations. The Company had received and recognized approximately $7,809 as a partial insurance recovery during the year ended December 31, 2015.
22. Westlake Chemical Partners LP
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
23. Commitments and Contingencies
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Environmental. As of December 31, 2016 and December 31, 2015, the Company had reserves for environmental contingencies totaling approximately $48,817 (primarily as a result of the Axiall acquisition) and $5,368, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

•
In May 2013, an amendment to an existing consent order agreed to by the West Virginia Department of Environmental Protection and a predecessor of Axiall required that it, among other things, pay a penalty in the amount of $449 and continue certain corrective action associated with discharges of hexachlorocyclohexane (commonly referred to as BHC) from the Natrium, West Virginia facility's effluent discharge outfalls. The penalty was paid and corrective actions required under the amendment to the consent order are on-going.

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

•
For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, the Company received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City, Kentucky facility and certain Lake Charles facilities. The EPA has informed the Company that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate the Company to take corrective actions relating to the alleged noncompliance. The Company believes the resolution of these matters may require the payment of a monetary sanction in excess of $100.

The Company does not believe that the resolution of any or all of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $40,000 to $80,000.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms and, in certain leases, purchase options. At December 31, 2016, future minimum lease commitments for operating lease obligations and capital lease obligations were as follows:

	Operating Leases	Capital Leases
2017	$86,910	$3,713
2018	78,941	3,627
2019	60,885	3,367
2020	48,395	3,367
2021	39,626	2,610
Thereafter	603,621	13,943
Total minimum lease payments	$918,378	$30,627
Less: Imputed interest costs		(10,681)
Present value of net minimum lease payments		$19,946
Operating lease rental expense was approximately $87,323, $69,455 and $56,014 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. Unrecorded unconditional purchase obligations for the next five years are as follows: $307,768, $304,129, $284,894, $266,989 and $188,372 in 2017, 2018, 2019, 2020 and 2021, respectively.
24. Segment and Geographic Information
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
The majority of sales in the Company's Olefins business are made under long-term agreements where contract volumes are established within a range (typically, more than one year). Earlier terminations may occur if the parties fail to agree on price and deliveries are suspended for a period of several months. In most cases, these contracts also contemplate extension of the term unless specifically terminated by one of the parties. No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2016, 2015 or 2014.
The Company's Vinyl segment manufactures and markets PVC, VCM, EDC, chlor-alkali (chlorine and caustic soda), chlorinated derivative products and ethylene. The Company also manufactures and sells building products fabricated from PVC, including siding, pipe, fittings, profiles, trim, mouldings, fence and decking products, window and door components and film and sheet products. The Company's primary North American chemical manufacturing facilities are located in its Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. The Company also produces chlorine, caustic soda, hydrogen and chlorinated derivative products at its facilities in Natrium, Longview, Washington and Beauharnois, Quebec and PVC resin and PVC compounds at several facilities in Mississippi. In addition, the Company has manufacturing facilities in Germany, the United Kingdom, Taiwan and the People's Republic of China.
As of December 31, 2016, the Company owned 26 building products facilities. The Company uses its chlorine, VCM and PVC production to manufacture its building products. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2016, 2015 or 2014.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2016	2015	2014
Net external sales
Olefins
Polyethylene	$1,462,407	$1,650,964	$1,922,535
Styrene, feedstock and other	431,227	609,149	801,155
Total olefins	1,893,634	2,260,113	2,723,690
Vinyls
PVC, caustic soda and other	2,492,562	1,718,359	1,203,332
Building products	689,260	484,864	488,328
Total vinyls	3,181,822	2,203,223	1,691,660
	$5,075,456	$4,463,336	$4,415,350

Intersegment sales
Olefins	$165,266	$106,861	$146,539
Vinyls	25,809	1,493	1,385
	$191,075	$108,354	$147,924

Income (loss) from operations
Olefins	$557,806	$747,436	$1,013,825
Vinyls	174,141	254,452	142,740
Corporate and other	(150,493)	(42,061)	(32,574)
	$581,454	$959,827	$1,123,991

Depreciation and amortization
Olefins	$136,500	$110,684	$106,244
Vinyls	237,588	134,546	101,666
Corporate and other	3,578	527	576
	$377,666	$245,757	$208,486

Other income (expense), net
Olefins	$5,156	$4,656	$6,102
Vinyls	3,138	8,540	2,680
Corporate and other	48,104	25,074	(11,503)
	$56,398	$38,270	$(2,721)

Provision for (benefit from) income taxes
Olefins	$175,394	$242,516	$354,159
Vinyls	24,695	64,456	52,249
Corporate and other	(61,569)	(8,576)	(7,506)
	$138,520	$298,396	$398,902

Capital expenditures
Olefins	$323,590	$304,873	$188,729
Vinyls	302,208	176,582	237,992
Corporate and other	2,685	9,971	4,383
	$628,483	$491,426	$431,104

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2016	December 31, 2015
Total assets
Olefins	$2,092,617	$1,869,888
Vinyls	8,287,204	2,638,833
Corporate and other	510,432	1,060,564
	$10,890,253	$5,569,285
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Income from operations for reportable segments	$581,454	$959,827	$1,123,991
Interest expense	(79,473)	(34,656)	(37,352)
Other income (expense), net	56,398	38,270	(2,721)
Income before income taxes	$558,379	$963,441	$1,083,918
Geographic Information

	Year Ended December 31,
	2016	2015	2014
Sales to external customers (1)
United States	$3,525,492	$3,133,395	$3,596,091
Foreign
Germany	401,950	394,459	198,921
Canada	317,083	195,790	217,567
Switzerland	101,320	106,750	89,214
China	87,118	46,451	6,515
Italy	84,359	90,237	36,823
Belgium	50,662	41,542	24,082
France	50,371	58,727	27,521
Other	457,101	395,985	218,616
	$5,075,456	$4,463,336	$4,415,350

	December 31, 2016	December 31, 2015
Long-lived assets
United States	$5,782,796	$2,588,366
Foreign
Germany	401,572	379,262
Other	235,694	36,439
	$6,420,062	$3,004,067

______________________________

(1)	Revenues are attributed to countries based on location of customer.
25. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

26. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022 are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of the 3.60% senior notes due 2022 in excess of $5,000 (the "Guarantor Subsidiaries"). In October 2016, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 and the Credit Agreement (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$146,990	$53,006	$259,457	$—	$459,453
Accounts receivable, net	2,117,540	3,329,871	323,931	(4,832,599)	938,743
Inventories	—	597,819	203,281	—	801,100
Prepaid expenses and other current assets	30,748	41,755	12,494	(36,504)	48,493
Restricted cash	—	—	160,527	—	160,527
Total current assets	2,295,278	4,022,451	959,690	(4,869,103)	2,408,316
Property, plant and equipment, net	—	4,475,943	1,944,119	—	6,420,062
Other assets, net	9,170,042	2,264,597	1,484,871	(10,857,635)	2,061,875
Total assets	$11,465,320	$10,762,991	$4,388,680	$(15,726,738)	$10,890,253
Current liabilities
Accounts and notes payable	$4,330,375	$748,364	$225,300	$(4,807,780)	$496,259
Accrued liabilities	26,367	389,216	183,223	(61,323)	537,483
Term loan	—	—	149,341	—	149,341
Total current liabilities	4,356,742	1,137,580	557,864	(4,869,103)	1,183,083
Long-term debt	3,584,949	4,090,775	—	(3,997,070)	3,678,654
Deferred income taxes	—	1,581,260	91,809	(22,494)	1,650,575
Pension and other liabilities	—	360,622	125,274	—	485,896
Total liabilities	7,941,691	7,170,237	774,947	(8,888,667)	6,998,208
Total Westlake Chemical Corporation stockholders' equity	3,523,629	3,592,754	3,245,317	(6,838,071)	3,523,629
Noncontrolling interests	—	—	368,416	—	368,416
Total equity	3,523,629	3,592,754	3,613,733	(6,838,071)	3,892,045
Total liabilities and equity	$11,465,320	$10,762,991	$4,388,680	$(15,726,738)	$10,890,253

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$303,131	$6,818	$352,576	$—	$662,525
Marketable securities	520,144	—	—	—	520,144
Accounts receivable, net	10,943	2,474,963	190,384	(2,167,758)	508,532
Inventories	—	287,114	146,946	—	434,060
Prepaid expenses and other current assets	2,201	10,186	4,981	(2,879)	14,489
Deferred income taxes	702	28,325	6,412	—	35,439
Total current assets	837,121	2,807,406	701,299	(2,170,637)	2,175,189
Property, plant and equipment, net	—	1,476,642	1,527,425	—	3,004,067
Other assets, net	5,003,096	914,823	1,442,436	(6,970,326)	390,029
Total assets	$5,840,217	$5,198,871	$3,671,160	$(9,140,963)	$5,569,285
Current liabilities
Accounts payable	$1,817,963	$374,468	$185,931	$(2,143,033)	$235,329
Accrued liabilities	9,117	163,167	142,633	(27,604)	287,313
Total current liabilities	1,827,080	537,635	328,564	(2,170,637)	522,642
Long-term debt	747,259	744,405	—	(733,516)	758,148
Deferred income taxes	—	513,692	68,478	(6,567)	575,603
Pension and other liabilities	—	49,202	101,759	—	150,961
Total liabilities	2,574,339	1,844,934	498,801	(2,910,720)	2,007,354
Total Westlake Chemical Corporation stockholders' equity	3,265,878	3,353,937	2,876,306	(6,230,243)	3,265,878
Noncontrolling interests	—	—	296,053	—	296,053
Total equity	3,265,878	3,353,937	3,172,359	(6,230,243)	3,561,931
Total liabilities and equity	$5,840,217	$5,198,871	$3,671,160	$(9,140,963)	$5,569,285

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$4,009,891	$2,444,878	$(1,379,313)	$5,075,456
Cost of sales	—	3,532,638	1,919,598	(1,357,342)	4,094,894
Gross profit	—	477,253	525,280	(21,971)	980,562
Selling, general and administrative expenses	3,488	204,353	109,566	(21,971)	295,436
Transaction and integration-related costs	—	103,226	446	—	103,672
(Loss) income from operations	(3,488)	169,674	415,268	—	581,454
Interest expense	(82,908)	(75,907)	(2,578)	81,920	(79,473)
Other income (expense), net	77,151	(14,247)	75,414	(81,920)	56,398
(Loss) income before income taxes	(9,245)	79,520	488,104	—	558,379
(Benefit from) provision for income taxes	(8,047)	115,457	31,110	—	138,520
Equity in net income of subsidiaries	400,057	—	—	(400,057)	—
Net income (loss)	398,859	(35,937)	456,994	(400,057)	419,859
Net income attributable to noncontrolling interests	—	—	21,000	—	21,000
Net income (loss) attributable to Westlake Chemical Corporation	$398,859	$(35,937)	$435,994	$(400,057)	$398,859
Comprehensive income (loss) attributable to Westlake Chemical Corporation	$406,845	$11,695	$395,682	$(407,377)	$406,845

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,557,806	$2,286,407	$(1,380,877)	$4,463,336
Cost of sales	—	2,842,466	1,796,734	(1,361,055)	3,278,145
Gross profit	—	715,340	489,673	(19,822)	1,185,191
Selling, general and administrative expenses	2,478	150,968	91,740	(19,822)	225,364
(Loss) income from operations	(2,478)	564,372	397,933	—	959,827
Interest expense	(42,197)	(34,667)	—	42,208	(34,656)
Other income (expense), net	19,614	5,576	55,288	(42,208)	38,270
(Loss) income before income taxes	(25,061)	535,281	453,221	—	963,441
Provision for (benefit from) income taxes	(7,237)	275,687	29,946	—	298,396
Equity in net income of subsidiaries	663,834	—	—	(663,834)	—
Net income (loss)	646,010	259,594	423,275	(663,834)	665,045
Net income attributable to noncontrolling interests	—	—	19,035	—	19,035
Net income (loss) attributable to Westlake Chemical Corporation	$646,010	$259,594	$404,240	$(663,834)	$646,010
Comprehensive income attributable to Westlake Chemical Corporation	$596,151	$261,392	$334,447	$(595,839)	$596,151

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,617,627	$2,492,099	$(1,694,376)	$4,415,350
Cost of sales	—	3,056,659	1,714,415	(1,673,074)	3,098,000
Gross profit	—	560,968	777,684	(21,302)	1,317,350
Selling, general and administrative expenses	2,082	121,182	81,783	(21,302)	183,745
Transaction and integration-related costs	—	7,411	2,203	—	9,614
(Loss) income from operations	(2,082)	432,375	693,698	—	1,123,991
Interest expense	(39,763)	(26,218)	—	28,629	(37,352)
Other income (expense), net	21,001	(4,278)	9,185	(28,629)	(2,721)
(Loss) income before income taxes	(20,844)	401,879	702,883	—	1,083,918
(Benefit from) provision for income taxes	248	192,659	205,995	—	398,902
Equity in net income of subsidiaries	699,615	—	—	(699,615)	—
Net income (loss)	678,523	209,220	496,888	(699,615)	685,016
Net income attributable to noncontrolling interests	—	—	6,493	—	6,493
Net income (loss) attributable to Westlake Chemical Corporation	$678,523	$209,220	$490,395	$(699,615)	$678,523
Comprehensive income attributable to Westlake Chemical Corporation	$601,706	$203,428	$419,313	$(622,741)	$601,706

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$398,859	$(35,937)	$456,994	$(400,057)	$419,859
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	—	216,374	161,292	—	377,666
Deferred income taxes	1,214	103,315	(3,852)	—	100,677
Net changes in working capital and other	(437,148)	90,183	(117,442)	400,057	(64,350)
Net cash (used for) provided by operating activities	(37,075)	373,935	496,992	—	833,852
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(2,502,018)	64,189	—	(2,437,829)
Additions to cost method investments	—	(17,000)	—	—	(17,000)
Additions to property, plant and equipment	—	(274,564)	(353,919)	—	(628,483)
Proceeds from disposition of assets	—	1,037	170	—	1,207
Proceeds from sales and maturities of securities	658,338	—	4,600	—	662,938
Purchase of securities	(138,422)	—	—	—	(138,422)
Settlements of derivative instruments	—	(5,211)	—	—	(5,211)
Net cash provided by (used for) investing activities	519,916	(2,797,756)	(284,960)	—	(2,562,800)
Cash flows from financing activities
Intercompany financing	(2,199,148)	2,207,119	(7,971)	—	—
Capitalized debt issuance costs	(34,183)	—	(1,590)	—	(35,773)
Dividends paid	(96,560)	—	—	—	(96,560)
Distributions paid	—	262,890	(279,527)	—	(16,637)
Proceeds from debt issuance	1,428,512	—		—	1,428,512
Proceeds from exercise of stock options	2,179	—	—	—	2,179
Proceeds from issuance of notes payable	—	—	8,324	—	8,324
Proceeds from term loan and drawdown of revolver	450,000	—	150,000	—	600,000
Restricted cash associated with term loan	—	—	(154,000)	—	(154,000)
Repayment of debt	—	—	(13,046)	—	(13,046)
Repayment of revolver	(125,000)	—	—	—	(125,000)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Repurchase of common stock for treasury	$(67,406)	$—	$—	$—	$(67,406)
Windfall tax benefits from share-based payment arrangements	2,624	—	—	—	2,624
Net cash (used for) provided by financing activities	(638,982)	2,470,009	(297,810)	—	1,533,217
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,341)	—	(7,341)
Net (decrease) increase in cash and cash equivalents	(156,141)	46,188	(93,119)	—	(203,072)
Cash and cash equivalents at beginning of the year	303,131	6,818	352,576	—	662,525
Cash and cash equivalents at end of the year	$146,990	$53,006	$259,457	$—	$459,453

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$646,010	$259,594	$423,275	$(663,834)	$665,045
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	—	113,575	132,182	—	245,757
Deferred income taxes	(285)	38,680	1,389	—	39,784
Net changes in working capital and other	(658,773)	93,633	29,556	663,834	128,250
Net cash (used for) provided by operating activities	(13,048)	505,482	586,402	—	1,078,836
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	15,782	—	15,782
Additions to property, plant and equipment	—	(215,405)	(276,021)	—	(491,426)
Proceeds from disposition of assets	—	18	31	—	49
Proceeds from disposition of equity method investment	—	27,865	—	—	27,865
Proceeds from sales and maturities of securities	48,900	—	—	—	48,900
Purchase of securities	(556,211)	(48,887)	—	—	(605,098)
Settlements of derivative instruments	—	(2,248)	—	—	(2,248)
Net cash (used for) provided by investing activities	(507,311)	(238,657)	(260,208)	—	(1,006,176)
Cash flows from financing activities
Intercompany financing	418,844	(590,114)	171,270	—	—
Dividends paid	(91,551)	—	—	—	(91,551)
Distributions paid	—	327,060	(341,916)	—	(14,856)
Proceeds from exercise of stock options	1,063	—	—	—	1,063
Proceeds from issuance of notes payable	—	—	52,960	—	52,960
Repayment of notes payable	—	—	(73,615)	—	(73,615)
Repurchase of common stock for treasury	(162,459)	—	—	—	(162,459)
Windfall tax benefits from share-based payment arrangements	1,646	—	—	—	1,646
Net cash provided by (used for) financing activities	$167,543	$(263,054)	$(191,301)	$—	$(286,812)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$(3,924)	$—	$(3,924)
Net increase (decrease) in cash and cash equivalents	(352,816)	3,771	130,969	—	(218,076)
Cash and cash equivalents at beginning of the year	655,947	3,047	221,607	—	880,601
Cash and cash equivalents at end of the year	$303,131	$6,818	$352,576	$—	$662,525

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2014

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$678,523	$209,220	$496,888	$(699,615)	$685,016
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Depreciation and amortization	—	101,779	106,707	—	208,486
Deferred income taxes	(288)	47,692	11,563	—	58,967
Net changes in working capital and other	(704,370)	(560,996)	645,658	699,615	79,907
Net cash (used for) provided by operating activities	(26,135)	(202,305)	1,260,816	—	1,032,376
Cash flows from investing activities
Acquisition of business	—	—	(611,087)	—	(611,087)
Additions to property, plant and equipment	—	(209,111)	(221,993)	—	(431,104)
Proceeds from disposition of assets	—	180	1	—	181
Proceeds from repayment of loan to affiliate	—	—	45,923	—	45,923
Proceeds from sales and maturities of securities	342,045	—	—	—	342,045
Purchase of securities	(117,332)	—	—	—	(117,332)
Settlements of derivative instruments	—	(1,698)	(133)	—	(1,831)
Net cash used for investing activities	224,713	(210,629)	(787,289)	—	(773,205)
Cash flows from financing activities
Intercompany financing	155,665	(244,122)	88,457	—	—
Net distributions prior to Westlake Partners initial public offering	—	448,101	(448,101)	—	—
Capitalized debt issuance costs	(1,186)	—	—	—	(1,186)
Dividends paid	(77,656)	151,729	(151,729)	—	(77,656)
Distributions paid	—	54,060	(56,264)	—	(2,204)
Net proceeds from issuance of Westlake Partners common units	—	—	286,088	—	286,088
Proceeds from exercise of stock options	5,524	—	—	—	5,524
Repurchase of common stock for treasury	(52,630)	—	—	—	(52,630)
Windfall tax benefits from share-based payment arrangements	6,704	—	—	—	6,704
Net cash provided (used for) by financing activities	$36,421	$409,768	$(281,549)	$—	$164,640

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$(4,511)	$—	$(4,511)
Net (decrease) increase in cash and cash equivalents	234,999	(3,166)	187,467	—	419,300
Cash and cash equivalents at beginning of the year	420,948	6,213	34,140	—	461,301
Cash and cash equivalents at end of the year	$655,947	$3,047	$221,607	$—	$880,601

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except share amounts and per share data)

27. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$975,187	$1,086,061	$1,279,028	$1,735,180
Gross profit	255,585	241,366	202,133	281,478
Income from operations	202,276	179,938	46,563	152,677
Net income	128,936	115,620	70,014	105,289
Net income attributable to Westlake Chemical Corporation	123,128	111,124	65,662	98,945
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$0.94	$0.85	$0.51	$0.76
Diluted	$0.94	$0.85	$0.51	$0.76

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$1,103,531	$1,185,002	$1,188,037	$986,766
Gross profit	284,546	353,181	311,276	236,188
Income from operations	229,280	295,374	254,028	181,145
Net income	150,407	210,061	188,420	116,157
Net income attributable to Westlake Chemical Corporation	146,342	205,095	183,604	110,969
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$1.10	$1.55	$1.39	$0.85
Diluted	$1.10	$1.54	$1.39	$0.84

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 48 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2016, as stated in their report that appears on page 49 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2016, we acquired all the remaining equity interest in Axiall Corporation ("Axiall"). We are in the process of integrating Axiall into our overall internal control over financial reporting process. In accordance with the SEC's published guidance, because we acquired Axiall during 2016, we excluded Axiall from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Axiall's total assets and total net sales represent 52.3% and 19.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Consolidated Financial Statements in Item 8 of this Form 10-K are filed as part of this Form 10-K.

(a)(2)	All schedules are omitted because the information is not applicable, not required, or has been furnished in the Consolidated Financial Statements or Notes thereto in Item 8 of this Form 10-K.

(a)(3)	Exhibits

Exhibit No.	Exhibit

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

2.2
Agreement and Plan of Merger, dated June 10, 2016, by and among Westlake Chemical Corporation, Lagoon Merger Sub, Inc. and Axiall Corporation (incorporated by reference to Exhibit 2.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260).

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

4.3
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.4
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.5
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

4.7
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260).

Exhibit No.	Exhibit

4.8
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.9
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

4.10
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

4.11
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

4.12
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo, LP, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

4.13
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.14
Fourth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of February 1, 2013, by and among Axiall Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.15
Fifth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of January 28, 2013, by and among Eagles Spinco, In., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.16
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.17
Indenture dated as of September 8, 2016 by and among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Registration Statement on Form S-3, filed on September 8, 2016, File No. 333-213548).

4.18†
Supplemental Indenture, dated as of October 25, 2016, among the Company, the Guaranteeing subsidiaries (as defined therein) and the other subsidiary guarantors (as defined therein) and the Bank of New York Mellon Trust Company, as trustee.

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

Exhibit No.	Exhibit

10.2
Borrower Joinder Agreement, dated as of May 1, 2013, between North American Specialty Products LLC, a Delaware limited liability company, the Existing Borrowers (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Westlake's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

10.3
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended on September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.4
Credit Agreement, dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260).

10.5†	Joinder Agreement, dated as of October 14, 2016, among JPMorgan Chase Bank, N.A., as Administrative Agent, and certain new guarantors (as defined therein).

10.6
Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.7
Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.8
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.9
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.10
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1/A, filed on June 30, 2014, File No. 1-36567).

10.11
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567).

10.12	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.13
Registration Rights Agreement, dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

10.14
Registration Rights Agreement, dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as dealer managers (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

10.15
Commitment Letter, dated June 10, 2016, by and among Westlake Chemical Corporation, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260).

10.16+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

Exhibit No.	Exhibit

10.17+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.18+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.19+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.20+
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.21+
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.22+
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

12.1†	Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	February 22, 2017	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2017
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 22, 2017
James Chao

/S/ ALBERT CHAO	Director	February 22, 2017
Albert Chao

/S/ ROBERT T. BLAKELY	Director	February 22, 2017
Robert T. Blakely

/S/ MICHAEL J. GRAFF	Director	February 22, 2017
Michael J. Graff

/S/ DOROTHY C. JENKINS	Director	February 22, 2017
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 22, 2017
Max L. Lukens

/S/ R. BRUCE NORTHCUTT	Director	February 22, 2017
R. Bruce Northcutt

/S/ H. JOHN RILEY, JR.	Director	February 22, 2017
H. John Riley, Jr.

Exhibit Index

Exhibit No.	Exhibit

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

2.2
Agreement and Plan of Merger, dated June 10, 2016, by and among Westlake Chemical Corporation, Lagoon Merger Sub, Inc. and Axiall Corporation (incorporated by reference to Exhibit 2.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260).

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

4.3
Third Supplemental Indenture, dated as of July 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.4
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.5
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

4.7
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260).

4.8
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.9
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

4.10
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Exhibit

4.11
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

4.12
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo, LP, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-32260).

4.13
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.14
Fourth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of February 1, 2013, by and among Axiall Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.15
Fifth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of January 28, 2013, by and among Eagles Spinco, In., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.16
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.17
Indenture dated as of September 8, 2016 by and among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake's Registration Statement on Form S-3, filed on September 8, 2016, File No. 333-213548).

4.18†
Supplemental Indenture, dated as of October 25, 2016, among the Company, the Guaranteeing subsidiaries (as defined therein) and the other subsidiary guarantors (as defined therein) and the Bank of New York Mellon Trust Company, as trustee.

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

10.2
Borrower Joinder Agreement, dated as of May 1, 2013, between North American Specialty Products LLC, a Delaware limited liability company, the Existing Borrowers (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Westlake's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2013, and filed on July 31, 2013, File No. 1-32260).

10.3
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended on September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.4
Credit Agreement, dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260).

Exhibit No.	Exhibit

10.5†	Joinder Agreement, dated as of October 14, 2016, among JPMorgan Chase Bank, N.A., as Administrative Agent, and certain new guarantors (as defined therein).

10.6
Loan Agreement, dated as of November 1, 2007, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

10.7
Amended and Restated Loan Agreement, dated as of July 2, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

10.8
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 GO Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.9
Loan Agreement, dated as of November 1, 2010, by and between the Company and the Louisiana Local Government Environmental Facilities and Community Development Authority, relating to the 2035 IKE Zone Notes (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

10.10
Senior Unsecured Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.13 to Westlake Chemical Partners LP's Registration Statement on Form S-1/A, filed on June 30, 2014, File No. 1-36567).

10.11
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567).

10.12	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.13
Registration Rights Agreement, dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

10.14
Registration Rights Agreement, dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and Deutsche Bank Securities Inc. and Goldman Sachs & Co., as dealer managers (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

10.15
Commitment Letter, dated June 10, 2016, by and among Westlake Chemical Corporation, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on June 14, 2016, File No. 001-32260).

10.16+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.17+	Form of Stock Option Award Letter for Special February 2007 Awards (incorporated by reference to Westlake's Current Report on Form 8-K, filed on March 1, 2007, File No. 1-32260).

10.18+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.19+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

10.20+
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

Exhibit No.	Exhibit

10.21+
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.22+
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

12.1†	Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.