Form 10-Q
period 2017-03-31
WESTLAKE CHEMICAL CORP
filed 2017-05-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 26, 2017 was 129,047,052.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$372,591	$459,453
Accounts receivable, net	1,003,966	938,743
Inventories	821,708	801,100
Prepaid expenses and other current assets	43,695	48,493
Restricted cash	9,328	160,527
Total current assets	2,251,288	2,408,316
Property, plant and equipment, net	6,392,745	6,420,062
Other assets, net
Goodwill	950,681	946,553
Customer relationships, net	596,641	611,615
Other intangible assets, net	172,697	175,839
Deferred charges and other assets, net	360,778	327,868
Total other assets, net	2,080,797	2,061,875
Total assets	$10,724,830	$10,890,253
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$543,121	$496,259
Accrued liabilities	400,310	537,483
Term loan	—	149,341
Total current liabilities	943,431	1,183,083
Long-term debt, net	3,601,642	3,678,654
Deferred income taxes	1,649,120	1,650,575
Pension and other post-retirement benefits	362,608	364,819
Other liabilities	135,197	121,077
Total liabilities	6,691,998	6,998,208
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,312 and 134,651,380 shares issued at March 31, 2017 and December 31, 2016, respectively	1,347	1,347
Common stock, held in treasury, at cost; 5,608,312 and 5,726,377 shares at March 31, 2017 and December 31, 2016, respectively	(316,396)	(319,339)
Additional paid-in capital	552,061	550,641
Retained earnings	3,525,820	3,412,286
Accumulated other comprehensive loss	(103,636)	(121,306)
Total Westlake Chemical Corporation stockholders' equity	3,659,196	3,523,629
Noncontrolling interests	373,636	368,416
Total equity	4,032,832	3,892,045
Total liabilities and equity	$10,724,830	$10,890,253
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,942,616	$975,187
Cost of sales	1,575,473	719,602
Gross profit	367,143	255,585
Selling, general and administrative expenses	123,651	53,309
Transaction and integration-related costs	8,194	—
Income from operations	235,298	202,276
Other income (expense)
Interest expense	(39,776)	(6,685)
Other income, net	5,071	2,645
Income before income taxes	200,593	198,236
Provision for income taxes	55,883	69,300
Net income	144,710	128,936
Net income attributable to noncontrolling interests	6,520	5,808
Net income attributable to Westlake Chemical Corporation	$138,190	$123,128
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.07	$0.94
Diluted	$1.06	$0.94
Weighted average common shares outstanding:
Basic	128,979,357	130,189,964
Diluted	129,692,015	130,600,514
Dividends per common share	$0.1906	$0.1815
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars)
Net income	$144,710	$128,936
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Amortization of benefits liability	572	334
Income tax provision on pension and other post-retirement benefits liability	(171)	(128)
Foreign currency translation adjustments
Foreign currency translation	19,126	22,805
Income tax provision on foreign currency translation	(1,782)	—
Net unrealized holding gains (losses) on investments
Unrealized holding gains on investments	—	24,428
Reclassification of net realized gains to net income	—	(52)
Income tax provision on available-for-sale investments	—	(8,758)
Other	(75)	—
Other comprehensive income, net of income taxes	17,670	38,629
Comprehensive income	162,380	167,565
Comprehensive income attributable to noncontrolling interests, net of tax of $813 and $0 for March 31, 2017 and 2016, respectively.	6,520	5,808
Comprehensive income attributable to Westlake Chemical Corporation	$155,860	$161,757
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$144,710	$128,936
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	150,269	65,714
Provision for doubtful accounts	978	148
Amortization of debt issuance costs	535	220
Stock-based compensation expense	6,303	2,303
Loss from disposition of property, plant and equipment	2,899	309
Gains realized from sales of securities	—	(52)
Write-off of debt issuance costs	659	—
Deferred income taxes	(6,273)	58,637
Windfall tax benefits from share-based payment arrangements	—	(266)
Loss (income) from equity method investments, net of dividends	511	(223)
Gain on involuntary conversion of assets	(1,555)	—
Other losses (gains), net	(835)	661
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(64,676)	(36,324)
Inventories	(19,244)	(40,878)
Prepaid expenses and other current assets	5,572	(10,791)
Accounts payable	49,377	23,752
Accrued liabilities	(121,851)	(54,257)
Other, net	10,015	(8,954)
Net cash provided by operating activities	157,394	128,935
Cash flows from investing activities
Additions to property, plant and equipment	(134,285)	(136,328)
Additions to cost method investment	(15,000)	—
Proceeds from disposition of assets	66	104
Proceeds from involuntary conversion of assets	1,555	—
Proceeds from sales and maturities of securities	—	26,859
Purchase of securities	—	(36,637)
Settlements of derivative instruments	(355)	(1,219)
Net cash used for investing activities	(148,019)	(147,221)
Cash flows from financing activities
Debt issuance costs	(319)	—
Dividends paid	(24,656)	(23,700)
Distributions to noncontrolling interests	(4,463)	(3,985)
Proceeds from issuance of notes payable	1,874	2,050
Proceeds from drawdown of revolver	50,000	—
Restricted cash associated with term loan	154,000	—
Repayment of term loan	(150,000)	—
Repayment of notes payable	(2,469)	(7,095)
Repayment of revolver	(125,000)	—
Repurchase of common stock for treasury	—	(679)
Other	1,354	288
Net cash used for financing activities	(99,679)	(33,121)
Effect of exchange rate changes on cash and cash equivalents	3,442	3,858
Net decrease in cash and cash equivalents	(86,862)	(47,549)
Cash and cash equivalents at beginning of period	459,453	662,525
Cash and cash equivalents at end of period	$372,591	$614,976
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2016 financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"), filed with the SEC on February 22, 2017. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2016.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and the changes in its cash position for the three months ended March 31, 2017 and 2016.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
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
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification ("ASC") 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standards update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the ASC 606, Revenue from contracts with customers. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Intangibles - Goodwill and Other (ASU No. 2017-04)
In January 2017, the FASB issued an accounting standards update to simplify the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASU No. 2017-05)
In February 2017, the FASB issued an accounting standards update to clarify the scope of guidance related to other income—gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new guidance clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The guidance also outlines that when an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling interest, it will measure the retained interest at fair value resulting in full gain or loss recognition upon sale of the controlling interest. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Compensation - Retirement Benefits (ASU No. 2017-07)
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires employers to disaggregate the service cost component from the other components of net periodic benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Investments - Equity Method and Joint Ventures (ASU No. 2016-07)
In March 2016, the FASB issued an accounting standards update providing new guidance for the accounting for equity method investments. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. In addition, the guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company adopted this accounting standard effective January 1, 2017 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Stock Compensation (ASU No. 2016-09)
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. In addition, the new guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The accounting standard became effective for reporting periods beginning after December 15, 2016. The Company adopted this accounting standard effective January 1, 2017 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Amendments to the Consolidation Analysis (ASU No. 2016-17)
In October 2016, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments became effective for annual periods beginning after December 15, 2016. The Company adopted this accounting standard, to be applied prospectively, effective January 1, 2017, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Acquisition
On August 31, 2016, the Company completed its acquisition of, and acquired all the remaining equity interest in, Axiall Corporation ("Axiall"), a Delaware corporation. Prior to the acquisition, the Company held 3.1 million shares in Axiall. Pursuant to the terms of the Agreement and Plan of Merger, dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a Delaware corporation that is a wholly-owned subsidiary of Westlake ("Merger Sub"), the Company acquired all of the remaining issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. Pursuant to the Merger Agreement, Merger Sub was merged with and into Axiall and Axiall survived the Merger as a wholly-owned subsidiary of the Company. The combined company is the third-largest global chlor-alkali producer and the third-largest global polyvinyl chloride ("PVC") producer. The Company's management believes that this strategic acquisition will enhance its strategy of integration and will further strengthen its role in the North American markets.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $887,491 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill in the financial statements.

Final Purchase Consideration as of August 31, 2016
Closing stock purchase:
Offer per share	$33.00
Multiplied by number of shares outstanding at acquisition	67,277
Fair value of Axiall shares outstanding purchased by the Company	2,220,141
Plus:
Axiall debt repaid at acquisition	247,135
Seller's transaction costs paid by the Company (1)	47,458
Total fair value of consideration transferred	2,514,734

Fair value of Axiall share-based awards attributed to pre-combination service (2)	11,346
Additional settlement value of shares acquired	13,280
Purchase consideration	2,539,360

Fair value of previously held equity interest in Axiall (3)	102,300
Total fair value allocated to net assets acquired	$2,641,660
_____________

(1)
Transaction costs incurred by the seller included legal and advisory costs incurred for the benefit of Axiall's former shareholders and board of directors to evaluate the Company's initial Merger proposals, explore strategic alternatives and negotiate the purchase price.

(2)
The fair value of share-based awards attributable to pre-combination service includes the ratio of the pre-combination service performed to the original service period of the Axiall restricted share units and options, including related dividend equivalent rights.

(3)
Prior to the Merger, the Company owned 3.1 million shares in Axiall. The investment in Axiall was carried at estimated fair value with unrealized gains recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet. The Company recognized a $49,080 gain for the investment in other income, net in the consolidated statements of operations upon gaining control.

The final allocation of purchase consideration, based on final valuations, could include changes in the estimated fair value of inventories, property, plant and equipment, equity investments, customer relationships, trade names, developed technologies and other intangibles, deferred income taxes, assumed contingencies, asset retirement obligations and noncontrolling interests. The assumed contingencies relate to environmental liabilities, legal liabilities, asset retirement obligations and warranty reserves.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The information below represents the preliminary purchase price allocation:

Cash	$88,251
Accounts receivable (1)	422,459
Income tax receivable	55,193
Inventories	306,158
Prepaid expenses and other current assets	55,462
Property, plant and equipment	3,134,741
Customer relationships (weighted average lives of 10.7 years)	590,000
Other intangible assets:
Trade name (weighted average lives of 6.8 years)	50,000
Technology (weighted average lives of 5.4 years)	41,500
Supply contracts and leases (weighted average lives of 6.3 years)	27,288
Other assets	98,708
Total assets acquired	4,869,760
Accounts and notes payable	255,232
Interest payable	8,154
Income tax payable	967
Accrued compensation	44,186
Accrued liabilities	152,550
Deferred income taxes	985,128
Tax reserve non-current	3,130
Pension and other post-retirement obligations	311,106
Other liabilities	99,848
Long-term debt	1,187,290
Total liabilities assumed	3,047,591
Total identifiable net assets acquired	1,822,169
Noncontrolling interest	(68,000)
Goodwill	887,491
Total fair value allocated to net assets acquired	$2,641,660
______________________________

(1)	The fair value of accounts receivable acquired is $422,459, with the gross contractual amount being $434,834. The Company expects $12,375 to be uncollectible.
3. Financial Instruments
Restricted Cash
The Company had restricted cash and cash equivalents of $32,231 at March 31, 2017, which was primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. The Company had restricted cash and cash equivalents of $186,216 at December 31, 2016, which was primarily related to balances deposited with and held as security by the lender under the Company's term loan facility and for distributions to certain of the Company's current and former employees. The current portion of restricted cash and cash equivalents was $9,328 and $160,527 at March 31, 2017 and December 31, 2016, respectively. The noncurrent portion of restricted cash and cash equivalents was $22,903 and $25,689 at March 31, 2017 and December 31, 2016, respectively, and is reflected in deferred charges and other assets, net in the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at March 31, 2017 or at December 31, 2016.
There were no sales or maturities of available-for-sale securities during the three months ended March 31, 2017. The proceeds from sales and maturities of available-for-sale securities included in the consolidated statement of cash flows and the gross realized gains and losses included in the consolidated statement of operations for the three months ended March 31, 2016 are reflected in the table below. The cost of securities sold was determined using the specific identification method.

Three Months Ended March 31,
2016
Proceeds from sales and maturities of securities	$26,859
Gross realized gains	61
Gross realized losses	(9)
4. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2017	December 31, 2016
Trade customers	$951,555	$819,739
Affiliates	9,965	7,982
Allowance for doubtful accounts	(18,856)	(17,991)
	942,664	809,730
Federal and state taxes	32,901	90,414
Other	28,401	38,599
Accounts receivable, net	$1,003,966	$938,743
5. Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Finished products	$491,849	$500,861
Feedstock, additives and chemicals	202,065	216,877
Materials and supplies	127,794	83,362
Inventories	$821,708	$801,100
6. Property, Plant and Equipment
As of March 31, 2017, the Company had property, plant and equipment, net totaling $6,392,745. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $114,091 and $56,041 is primarily included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

7. Other Assets
Amortization expense on intangible and other assets of $36,330 is primarily included in selling, general and administrative expenses for the three months ended March 31, 2017. Amortization expense on intangible and other assets of $9,770 is primarily included in cost of sales for the three months ended March 31, 2016.
Goodwill
The gross carrying amounts of goodwill and the changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2016	$29,990	$916,563	$946,553
Goodwill acquired during the period	—	—	—
Effects of changes in foreign exchange rates	—	4,128	4,128
Balance at March 31, 2017	$29,990	$920,691	$950,681
8. Accounts Payable
Accounts payable consist of the following:

	March 31, 2017	December 31, 2016
Accounts payable—third parties	$529,388	$474,017
Accounts payable to affiliates	12,544	20,726
Notes payable to banks	1,189	1,516
Accounts payable	$543,121	$496,259
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
Pursuant to the credit agreement, all of the non-U.S. subsidiaries of the Company were to remain owned, directly or indirectly, by the CV Borrower and its wholly owned subsidiary, Westlake International II LLC, a Delaware limited liability company ("WII LLC"). The CV Borrower was also required, together with its subsidiaries, to maintain at all times unencumbered cash and cash equivalents in a U.S. dollar equivalent of not less than $150,000, which amount would be increased by 5% to the extent maintained in non-U.S. currencies. In connection therewith, an amount of cash and cash equivalents for the period (a) from the closing date until the date 30 days thereafter, not less than $50,000, and (b) thereafter, not less than $75,000, was required to be maintained by the CV Borrower and its subsidiaries in accounts at Bank of America, N.A., in accordance with cash management agreements.
Obligations under the term loan facility were secured by a pledge of 65% of the membership interests of WII LLC as well as rights under the partnership agreement of Westlake International Holdings C.V., a limited partnership organized under the laws of the Netherlands, held by WII LLC and the CV Borrower.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

10. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2017			December 31, 2016
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
Revolving credit facility	$250,000	$—	$250,000	$325,000	$—	$325,000
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	624,793	25,123	649,916	624,793	26,837	651,630
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63,207	2,690	65,897	63,207	2,862	66,069
3.60% senior notes due 2022	250,000	(1,806)	248,194	250,000	(1,891)	248,109
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	433,793	12,840	446,633	433,793	13,431	447,224
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16,207	519	16,726	16,207	540	16,747
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750,000	(10,564)	739,436	750,000	(10,757)	739,243
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
6 ½% senior notes due 2029	100,000	(898)	99,102	100,000	(916)	99,084
6 ¾% senior notes due 2032	250,000	(1,853)	248,147	250,000	(1,883)	248,117
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89,000	(828)	88,172	89,000	(839)	88,161
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65,000	(594)	64,406	65,000	(602)	64,398
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700,000	(25,876)	674,124	700,000	(26,017)	673,983
Long-term debt, net	$3,602,889	$(1,247)	$3,601,642	$3,677,889	$765	$3,678,654
Credit Agreement
At March 31, 2017, the Company had $250,000 of borrowings outstanding under the Credit Agreement. The interest rate on the borrowings outstanding under the revolving credit facility was 2.34% at March 31, 2017. The Credit Agreement matures on August 23, 2021. As of March 31, 2017, the Company had outstanding letters of credit totaling $76,493 and borrowing availability of $673,507 under the Credit Agreement. As of March 31, 2017, the Company was in compliance with the total leverage ratio financial maintenance covenant.
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, the Company issued $750,000 aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes") and $700,000 aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"). The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes are the Company's senior obligations and are guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. In connection with the private offering and issuance of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, the Company entered into a registration rights agreement pursuant to which, among other things, the Company agreed to file with the SEC a registration statement relating to

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

an offer to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new SEC-registered notes (the “2026 and 2046 Exchange Notes”) containing terms substantially identical to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes (except that the transfer restrictions on the 2026 and 2046 Exchange Notes will be modified or eliminated and there will be no registration rights). The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's or their assets.
On March 27, 2017, the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new SEC-registered notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100.00% of the 5.0% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, the Company issued $624,793 aggregate principal amount of 4.625% senior notes due 2021 (the “4.625% Westlake 2021 Senior Notes”) and $433,793 aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Westlake 2023 Senior Notes”) upon the closing of the Company’s offers to exchange (the “Axiall Exchange Offers”) any and all of the $688,000 aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly-owned subsidiary of Axiall (“Eagle Spinco”), and the $450,000 aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In the Axiall Exchange Offers, $624,793 aggregate principal amount of 4.625% Westlake 2021 Senior Notes and $433,793 aggregate principal amount of 4.875% Westlake 2023 Senior Notes were issued by the Company, leaving outstanding $63,207 aggregate principal amount of the 4.625% 2021 senior notes (the "4.625% Subsidiary 2021 Senior Notes") and $16,207 aggregate principal amount of the 4.875% 2023 senior notes (the " 4.875% Subsidiary 2023 Senior Notes"). The Subsidiary Notes are the senior unsecured obligations of Axiall and Eagle Spinco, respectively. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are the Company's senior obligations and are guaranteed on a senior basis by certain of the Company's existing and future domestic subsidiaries. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with the Company's existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. In connection with the private offering and issuance of the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes, the Company entered into a registration rights agreement pursuant to which, among other things, the Company agreed to file with the SEC a registration statement relating to an offer to exchange the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes for new SEC-registered notes (the “2021 and 2023 Exchange Notes”) containing terms substantially identical to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes (except that the transfer restrictions on the 2021 and 2023 Exchange Notes will be modified or eliminated and there will be no registration rights). The indenture governing the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes contains customary events of default and covenants that will restrict the Company's and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of the Company's or their assets.
On March 27, 2017, the Company commenced registered exchange offers to exchange the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes for new SEC-registered notes that are identical in all material respects to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and approximately 99.97% of the 4.625% Westlake 2021 Senior Notes and 100.00% of the 4.875% Westlake 2023 Senior Notes were exchanged. The 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

As of March 31, 2017, the Company was in compliance with all of the covenants with respect to the Credit Agreement, 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes, 4.875% Westlake 2023 Senior Notes, 3.60% Senior Notes Due 2022, 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes and the waste disposal revenue bonds.
Unamortized debt issuance costs on Long-term debt were $23,767 and $24,113 at March 31, 2017 and December 31, 2016, respectively.
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
Defined Benefit Plans
Components of net periodic benefit cost (income) for the Company's pension plans are as follows:

	Three Months Ended March 31,
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,336	$554	$—	$323
Interest cost	6,198	561	567	568
Expected return on plan assets	(9,976)	(114)	(802)	—
Amortization of net loss	297	151	303	—
Net periodic benefit cost (income)	$(2,145)	$1,152	$68	$891
The Company made $2,258 of contributions to its U.S. pension plans and $390 of contributions to its non-U.S. pension plans during the first three months of 2017. The Company made no contributions to its U.S. and non-U.S. pension plans during the three months ended March 31, 2016.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and, based on preliminary estimates, the Company expects to make contributions of approximately $6,774 to its U.S. pension plans and contributions of approximately $459 to its non-U.S. pension plans during the remainder of the fiscal year ending December 31, 2017.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans
Service cost	$163	$5	$5
Interest cost	500	14	145
Amortization of net loss	15	—	31
Net periodic benefit cost	$678	$19	$181

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

12. Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2017 and 2016 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2016	$1,347	$(319,339)	$550,641	$3,412,286	$(121,306)	$368,416	$3,892,045
Net income	—	—	—	138,190	—	6,520	144,710
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	401	(44)	357
Foreign currency translation adjustments	—	—	—	—	17,344	3,207	20,551
Other	—	—	—	—	(75)	—	(75)
Shares issued—stock- based compensation	—	2,943	(1,589)	—	—	—	1,354
Stock-based compensation, net of tax on stock options exercised	—	—	3,009	—	—	—	3,009
Dividends declared	—	—	—	(24,656)	—	—	(24,656)
Distributions to noncontrolling interests	—	—	—	—	—	(4,463)	(4,463)
Balances at March 31, 2017	$1,347	$(316,396)	$552,061	$3,525,820	$(103,636)	$373,636	$4,032,832

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	123,128	—	5,808	128,936
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	206	—	206
Foreign currency translation adjustments	—	—	—	—	22,805	—	22,805
Net unrealized holding gains on investments	—	—	—	—	15,618	—	15,618
Shares issued—stock- based compensation	—	1,853	(1,831)	—	—	—	22
Stock-based compensation, net of tax on stock options exercised	—	—	2,569	—	—	—	2,569
Dividends declared	—	—	—	(23,700)	—	—	(23,700)
Distributions to noncontrolling interests	—	—	—	—	—	(3,985)	(3,985)
Balances at March 31, 2016	$1,347	$(256,459)	$542,886	$3,209,415	$(90,663)	$297,876	$3,704,402

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2016	$28,945	$(150,202)	$(49)	$(121,306)
Other comprehensive income (loss) before reclassifications	101	17,344	(75)	17,370
Amounts reclassified from accumulated other comprehensive loss	300	—	—	300
Net other comprehensive income (loss) for the period	401	17,344	(75)	17,670
Balances at March 31, 2017	$29,346	$(132,858)	$(124)	$(103,636)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive income before reclassifications	—	22,805	15,651	38,456
Amounts reclassified from accumulated other comprehensive loss (income)	206	—	(33)	173
Net other comprehensive income for the period	206	22,805	15,618	38,629
Balances at March 31, 2016	$(8,401)	$(92,885)	$10,623	$(90,663)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended March 31,
		2017	2016
Amortization of pension and other post-retirement items
Net loss	(1)	$(463)	$(334)
	Benefit from income taxes	163	128
		(300)	(206)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	—	52
	Provision for income taxes	—	(19)
		—	33
Total reclassifications for the period		$(300)	$(173)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 13 (Employee Benefits) to the financial statements included in the 2016 Form 10-K.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

13. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $6,303 and $2,303 for the three months ended March 31, 2017 and 2016, respectively.
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
14. Derivative Instruments
Commodity Risk Management
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and natural gas. The Company does not use derivative instruments to engage in speculative activities.
The Company had no derivative instruments that were designated as fair value hedges during the three months ended March 31, 2017 and 2016. Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments are included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2017 and 2016.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Company had non-hedge designated feedstock forward contracts for approximately 221,800,000 gallons and 8,800,000 MMBtu as of March 31, 2017 and for approximately 257,000,000 gallons and 8,500,000 MMBtu as of December 31, 2016.
The fair values of derivative instruments reflected in the Company's consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2017	December 31, 2016
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$3,124	$7,589
Commodity forward contracts	Deferred charges and other assets, net	2,246	5,249
Total asset derivatives		$5,370	$12,838

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Liability Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2017	December 31, 2016
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$1,048	$1,349
Commodity forward contracts	Other liabilities	5,115	3,724
Total liability derivatives		$6,163	$5,073

The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2017	2016
Commodity forward contracts	Cost of sales	$(9,167)	$4,057
See Note 15 for the fair value of the Company's derivative instruments.
Disclosure about Offsetting Asset and Liability Derivatives
Certain of the Company's derivative instruments are executed under an International Swaps and Derivatives Association ("ISDA") Master Agreement, which permits the Company and a counterparty to aggregate the amounts owed by each party under multiple transactions and replace them with a single net amount payable by one party to the other. The following tables present the Company's derivative assets and derivative liabilities reported in the consolidated balance sheets and derivative assets and derivative liabilities subject to enforceable master netting arrangements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	March 31, 2017
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$520	$1,049	$(529)
Derivative positions not subject to enforceable master netting arrangements	2,604	2,604	—
	3,124	3,653	(529)
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	2,246	2,246	—
	2,246	2,246	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	(1,048)	—	(1,048)
	(1,048)	—	(1,048)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(1,629)	978	(2,607)
Derivative positions not subject to enforceable master netting arrangements	(3,486)	—	(3,486)
	(5,115)	978	(6,093)
Risk management assets (liabilities)—Commodity forward contracts		$6,877	$(7,670)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2016
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$1,498	$1,636	$(138)
Derivative positions not subject to enforceable master netting arrangements	6,091	6,091	—
	7,589	7,727	(138)
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	5,249	5,249	—
	5,249	5,249	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	(1,349)	—	(1,349)
	(1,349)	—	(1,349)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(436)	2,010	(2,446)
Derivative positions not subject to enforceable master netting arrangements	(3,288)	—	(3,288)
	(3,724)	2,010	(5,734)
Risk management assets (liabilities)—Commodity forward contracts		$14,986	$(7,221)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$406	$6,471	$6,877
Risk management liabilities—Commodity forward contracts	(6,710)	(960)	(7,670)

	December 31, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$878	$14,108	$14,986
Risk management liabilities—Commodity forward contracts	(6,854)	(367)	(7,221)
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2017 and 2016.
In addition to the financial assets and liabilities above, the Company has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and current and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net, accounts payable and current term loan approximate their fair values due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt are summarized in the table below. The fair value of the Company's long-term debt instruments is determined using a market approach, based upon quotes from financial reporting services. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$250,000	$250,000	$325,000	$325,000
4.625% Westlake 2021 Senior Notes	624,793	649,354	651,630	650,847
4.625% Subsidiary 2021 Senior Notes	63,207	65,639	66,069	65,775
3.60% senior notes due 2022	250,000	254,443	248,109	251,725
4.875% Westlake 2023 Senior Notes	433,793	451,761	447,224	451,301
4.875% Subsidiary 2023 Senior Notes	16,207	16,873	16,747	16,501
3.60% 2026 Senior Notes	750,000	735,870	739,243	722,055
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
6 ½% senior notes due 2029	100,000	110,000	99,084	112,433
6 ¾% senior notes due 2032	250,000	258,760	248,117	258,818
6 ½% 2035 GO Zone Senior Notes	89,000	101,760	88,161	100,323
6 ½% 2035 IKE Zone Senior Notes	65,000	74,298	64,398	73,270
5.0% 2046 Senior Notes	700,000	717,864	673,983	691,712

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

16. Income Taxes
The effective income tax rate was 27.9% for the first quarter of 2017. The effective income tax rate for the first quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate for the first quarter of 2016 was at the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, offset by state income taxes.
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

	Three Months Ended March 31,
	2017	2016
Net income attributable to Westlake Chemical Corporation	$138,190	$123,128
Less:
Net income attributable to participating securities	(694)	(549)
Net income attributable to common shareholders	$137,496	$122,579
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Weighted average common shares—basic	128,979,357	130,189,964
Plus incremental shares from:
Assumed exercise of options	712,658	410,550
Weighted average common shares—diluted	129,692,015	130,600,514

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.07	$0.94
Diluted	$1.06	$0.94
Excluded from the computation of diluted earnings per share are options to purchase 437,787 and 555,948 shares of common stock for the three months ended March 31, 2017 and 2016, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
18. Supplemental Information
Accrued Liabilities
Accrued liabilities were $400,310 and $537,483 at March 31, 2017 and December 31, 2016, respectively. Accrued rebates, which are a component of accrued liabilities, were $47,933 and $77,985 at March 31, 2017 and December 31, 2016, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $8,241 for the three months ended March 31, 2017. The change in capital expenditure accrual reducing additions to property, plant and equipment was $14,690 for the three months ended March 31, 2016.
19. Commitments and Contingencies
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
Environmental. As of March 31, 2017 and December 31, 2016, the Company had reserves for environmental contingencies totaling approximately $48,217 and $48,817, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

•
In May 2013, an amendment to an existing consent order agreed to by the West Virginia Department of Environmental Protection and a predecessor of Axiall required that it, among other things, pay a penalty in the amount of $449 and continue certain corrective action associated with discharges of hexachlorocyclohexane (commonly referred to as BHC) from the Natrium, West Virginia facility's effluent discharge outfalls. The penalty was paid and corrective actions required are on-going per a December 2016 agreement to extend the compliance date under the amended consent order.

•
In May 2013 and September 2013, the Environmental Protection Agency (the "EPA") conducted inspections at the Company's Plaquemine, Louisiana facility pursuant to requirements of the federal Clean Air Act Section 112(r) Risk Management Program and Title V. As a result of the inspections, the EPA identified areas of concern and the Company subsequently engaged in negotiations to resolve alleged violations. A Consent Agreement and Final Order (“CAFO”) was filed in October 2016, pursuant to which the Company paid civil penalties in the amount of $167.

•
The LDEQ has issued notices of violations ("NOVs") regarding the Company's olefins facilities in Lake Charles, Louisiana for various air and water compliance issues. The Company has reached an agreement with the LDEQ to settle certain of the NOVs along with other alleged violations not made the subject of any specific NOV in two separate settlement agreements for a combined $192 in civil penalties.

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

•
In April 2015, Axiall received a communication from the EPA related to, among other things, the EPA's investigation of the 2012 and 2013 fires that occurred at its VCM plant in Lake Charles. In late 2015, Axiall settled this matter with the EPA, with such settlement including on-going supplemental environmental projects and a penalty payment of $878.

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

	Three Months Ended March 31,
	2017	2016
Net external sales
Olefins
Polyethylene	$385,942	$346,032
Styrene, feedstock and other	157,053	84,988
Total Olefins	542,995	431,020
Vinyls
PVC, caustic soda and other	1,131,129	430,902
Building products	268,492	113,265
Total Vinyls	1,399,621	544,167
	$1,942,616	$975,187

Intersegment sales
Olefins	$85,944	$27,949
Vinyls	292	364
	$86,236	$28,313

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2017	2016
Income (loss) from operations
Olefins	$179,817	$149,235
Vinyls	71,441	62,116
Corporate and other	(15,960)	(9,075)
	$235,298	$202,276

Depreciation and amortization
Olefins	$41,040	$28,697
Vinyls	107,273	36,287
Corporate and other	1,956	730
	$150,269	$65,714

Other income (expense), net
Olefins	$1,370	$1,513
Vinyls	3,878	(1,519)
Corporate and other	(177)	2,651
	$5,071	$2,645

Provision for (benefit from) income taxes
Olefins	$57,811	$52,533
Vinyls	14,958	17,270
Corporate and other	(16,886)	(503)
	$55,883	$69,300

Capital expenditures
Olefins	$25,350	$95,152
Vinyls	108,081	40,256
Corporate and other	854	920
	$134,285	$136,328
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2017	2016
Income from operations	$235,298	$202,276
Interest expense	(39,776)	(6,685)
Other income, net	5,071	2,645
Income before income taxes	$200,593	$198,236

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	March 31, 2017	December 31, 2016
Total assets
Olefins	$2,120,429	$2,092,617
Vinyls	8,214,203	8,287,204
Corporate and other	390,198	510,432
	$10,724,830	$10,890,253
21. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
22. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake2023 Senior Notes are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of those notes in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). In October 2016, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 , the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, 4.625% Westlake2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of March 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$54,966	$5,647	$311,978	$—	$372,591
Accounts receivable, net	2,446,732	3,521,181	330,311	(5,294,258)	1,003,966
Inventories	—	605,775	215,933	—	821,708
Prepaid expenses and other current assets	53,239	38,066	11,463	(59,073)	43,695
Restricted cash	—	2,681	6,647	—	9,328
Total current assets	2,554,937	4,173,350	876,332	(5,353,331)	2,251,288
Property, plant and equipment, net	—	4,438,292	1,954,453	—	6,392,745
Other assets, net
Goodwill	—	791,706	158,975	—	950,681
Customer relationships, net	—	453,985	142,656	—	596,641
Other intangible assets, net	—	102,339	70,358	—	172,697
Deferred charges and other assets, net	9,335,542	846,041	1,131,172	(10,951,977)	360,778
Total other assets, net	9,335,542	2,194,071	1,503,161	(10,951,977)	2,080,797
Total assets	$11,890,479	$10,805,713	$4,333,946	$(16,305,308)	$10,724,830
Current liabilities
Accounts payable	$4,705,704	$761,986	$273,714	$(5,198,283)	$543,121
Accrued liabilities	17,449	357,968	179,941	(155,048)	400,310
Total current liabilities	4,723,153	1,119,954	453,655	(5,353,331)	943,431
Long-term debt, net	3,508,130	2,999,225	—	(2,905,713)	3,601,642
Deferred income taxes	—	1,581,202	91,303	(23,385)	1,649,120
Pension and other liabilities	—	1,479,584	133,658	(1,115,437)	497,805
Total liabilities	8,231,283	7,179,965	678,616	(9,397,866)	6,691,998
Total Westlake Chemical Corporation stockholders' equity	3,659,196	3,625,748	3,281,694	(6,907,442)	3,659,196
Noncontrolling interests	—	—	373,636	—	373,636
Total equity	3,659,196	3,625,748	3,655,330	(6,907,442)	4,032,832
Total liabilities and equity	$11,890,479	$10,805,713	$4,333,946	$(16,305,308)	$10,724,830

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$146,990	$53,006	$259,457	$—	$459,453
Accounts receivable, net	2,117,540	3,329,871	323,931	(4,832,599)	938,743
Inventories	—	597,819	203,281	—	801,100
Prepaid expenses and other current assets	30,748	41,755	12,494	(36,504)	48,493
Restricted cash	—	—	160,527	—	160,527
Total current assets	2,295,278	4,022,451	959,690	(4,869,103)	2,408,316
Property, plant and equipment, net	—	4,475,943	1,944,119	—	6,420,062
Other assets, net
Goodwill	—	791,706	154,847	—	946,553
Customer relationships, net	—	468,645	142,970	—	611,615
Other intangible assets, net	—	130,243	71,177	(25,581)	175,839
Deferred charges and other assets, net	9,170,042	874,003	1,115,877	(10,832,054)	327,868
Total other assets, net	9,170,042	2,264,597	1,484,871	(10,857,635)	2,061,875
Total assets	$11,465,320	$10,762,991	$4,388,680	$(15,726,738)	$10,890,253
Current liabilities
Accounts payable	$4,330,375	$748,364	$225,300	$(4,807,780)	$496,259
Accrued liabilities	26,367	389,216	183,223	(61,323)	537,483
Term loan	—	—	149,341	—	149,341
Total current liabilities	4,356,742	1,137,580	557,864	(4,869,103)	1,183,083
Long-term debt, net	3,584,949	4,090,775	—	(3,997,070)	3,678,654
Deferred income taxes	—	1,581,260	91,809	(22,494)	1,650,575
Pension and other liabilities	—	360,622	125,274	—	485,896
Total liabilities	7,941,691	7,170,237	774,947	(8,888,667)	6,998,208
Total Westlake Chemical Corporation stockholders' equity	3,523,629	3,592,754	3,245,317	(6,838,071)	3,523,629
Noncontrolling interests	—	—	368,416	—	368,416
Total equity	3,523,629	3,592,754	3,613,733	(6,838,071)	3,892,045
Total liabilities and equity	$11,465,320	$10,762,991	$4,388,680	$(15,726,738)	$10,890,253

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,579,725	$736,085	$(373,194)	$1,942,616
Cost of sales	—	1,359,275	582,660	(366,462)	1,575,473
Gross profit	—	220,450	153,425	(6,732)	367,143
Selling, general and administrative expenses	778	92,260	37,345	(6,732)	123,651
Transaction and integration-related costs	—	8,132	62	—	8,194
Income (loss) from operations	(778)	120,058	116,018	—	235,298
Other income (expense)
Interest expense	(38,185)	(45,677)	(806)	44,892	(39,776)
Other income (expense), net	37,157	(255)	13,061	(44,892)	5,071
Income (loss) before income taxes	(1,806)	74,126	128,273	—	200,593
Provision for (benefit from) income taxes	(5,467)	53,372	7,978	—	55,883
Equity in net income of subsidiaries	134,529	—	—	(134,529)	—
Net income	138,190	20,754	120,295	(134,529)	144,710
Net income attributable to noncontrolling interests	—	—	6,520	—	6,520
Net income attributable to Westlake Chemical Corporation	$138,190	$20,754	$113,775	$(134,529)	$138,190
Comprehensive income attributable to Westlake Chemical Corporation	$155,860	$4,635	$122,243	$(126,878)	$155,860

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$761,736	$569,824	$(356,373)	$975,187
Cost of sales	—	642,730	427,777	(350,905)	719,602
Gross profit	—	119,006	142,047	(5,468)	255,585
Selling, general and administrative expenses	607	36,996	21,174	(5,468)	53,309
Income (loss) from operations	(607)	82,010	120,873	—	202,276
Other income (expense)
Interest expense	(10,411)	(4,851)	—	8,577	(6,685)
Other income (expense), net	1,815	(825)	10,232	(8,577)	2,645
Income (loss) before income taxes	(9,203)	76,334	131,105	—	198,236
Provision for (benefit from) income taxes	(3,219)	62,199	10,320	—	69,300
Equity in net income of subsidiaries	129,112	—	—	(129,112)	—
Net income	123,128	14,135	120,785	(129,112)	128,936
Net income attributable to noncontrolling interests	—	—	5,808	—	5,808
Net income attributable to Westlake Chemical Corporation	$123,128	$14,135	$114,977	$(129,112)	$123,128
Comprehensive income attributable to Westlake Chemical Corporation	$161,757	$14,341	$149,462	$(163,803)	$161,757

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$138,190	$20,754	$120,295	$(134,529)	$144,710
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	98,578	51,691	—	150,269
Deferred income taxes	(585)	(2,905)	(2,783)	—	(6,273)
Net changes in working capital and other	(213,242)	(28,009)	(24,590)	134,529	(131,312)
Net cash provided by (used for) operating activities	(75,637)	88,418	144,613	—	157,394
Cash flows from investing activities
Additions to property, plant and equipment	—	(120,719)	(13,566)	—	(134,285)
Additions to cost method investment	—	(15,000)	—	—	(15,000)
Proceeds from disposition of assets	—	66	—	—	66
Proceeds from involuntary conversion of assets	—	1,555	—	—	1,555
Settlements of derivative instruments	—	(355)	—	—	(355)
Net cash used for investing activities	—	(134,453)	(13,566)	—	(148,019)
Cash flows from financing activities
Intercompany financing	78,234	(95,698)	17,464	—	—
Debt issuance costs	(319)	—	—	—	(319)
Dividends paid	(24,656)	—	—	—	(24,656)
Distributions to noncontrolling interests	—	94,631	(99,094)	—	(4,463)
Proceeds from issuance of notes payable	—	—	1,874	—	1,874
Proceeds from drawdown of revolver	50,000	—	—	—	50,000
Restricted cash associated with term loan	154,000	—	—	—	154,000
Repayment of term loan	(150,000)	—	—	—	(150,000)
Repayment of notes payable	—	(257)	(2,212)	—	(2,469)
Repayment of revolver	(125,000)	—	—	—	(125,000)
Other	1,354	—	—	—	1,354
Net cash used for financing activities	(16,387)	(1,324)	(81,968)	—	(99,679)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,442	—	3,442
Net increase (decrease) in cash and cash equivalents	(92,024)	(47,359)	52,521	—	(86,862)
Cash and cash equivalents at beginning of period	146,990	53,006	259,457	—	459,453
Cash and cash equivalents at end of period	$54,966	$5,647	$311,978	$—	$372,591

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$123,128	$14,135	$120,785	$(129,112)	$128,936
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	32,687	33,027	—	65,714
Deferred income taxes	(2,724)	55,473	5,888	—	58,637
Net changes in working capital and other	(120,345)	(94,115)	(39,004)	129,112	(124,352)
Net cash provided by operating activities	59	8,180	120,696	—	128,935
Cash flows from investing activities
Additions to property, plant and equipment	—	(50,568)	(85,760)	—	(136,328)
Proceeds from disposition of assets	—	6	98	—	104
Proceeds from sales and maturities of securities	26,859	—	—	—	26,859
Purchase of securities	(29,045)	—	(7,592)	—	(36,637)
Settlements of derivative instruments	—	(1,219)	—	—	(1,219)
Net cash used for investing activities	(2,186)	(51,781)	(93,254)	—	(147,221)
Cash flows from financing activities
Intercompany financing	(13,763)	(42,072)	55,835	—	—
Dividends paid	(23,700)	—	—	—	(23,700)
Distributions to noncontrolling interests	—	79,999	(83,984)	—	(3,985)
Proceeds from issuance of notes payable	—	—	2,050	—	2,050
Repayment of notes payable	—	—	(7,095)	—	(7,095)
Repurchase of common stock for treasury	(679)	—	—	—	(679)
Other	288	—	—	—	288
Net cash provided by (used for) financing activities	(37,854)	37,927	(33,194)	—	(33,121)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,858	—	3,858
Net decrease in cash and cash equivalents	(39,981)	(5,674)	(1,894)	—	(47,549)
Cash and cash equivalents at beginning of period	303,131	6,828	352,566	—	662,525
Cash and cash equivalents at end of period	$263,150	$1,154	$350,672	$—	$614,976

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation ("Westlake") and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
We are a vertically integrated global manufacturer and marketer of petrochemicals, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We use a majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
Since 2009 and continuing through the first quarter of 2017, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene, ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the first quarter of 2017. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. However, our European operations rely primarily on feedstock derived from naphtha-based ethylene crackers and have benefited and may continue to benefit from lower crude oil prices. Looking forward, new ethylene and polyethylene capacity additions in Asia, the Middle East and North America, a number of which have been announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which may continue to negatively impact our Vinyls segment operating rates and margins. Likewise, European industry production capacities currently exceed demand in the region, largely due to the weak economic environment in Europe. However, since late 2010, the PVC industry in North America has experienced an increase in PVC resin export demand, driven largely by more competitive feedstock and energy cost positions in North America. As a consequence, North American PVC resin industry operating rates have improved since 2010, largely due to higher PVC resin export shipments. In addition, the July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Most announced capacity is now complete and improving demand driven by modest economic growth and North American producers' competitive export position is expected to result in improved operating rates and caustic soda pricing. On August 31, 2016, we completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"). The combined company is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world.
The economic environment in the United States and globally appears to be improving. However, depending on the performance of the global economy in the remainder of 2017 and beyond, our financial condition, results of operations or cash flows could be negatively impacted. In addition, the European economy has been slower to recover than the U.S. economy.
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
Recent Developments
We completed an upgrade and capacity expansion of our Calvert City ethylene unit in April 2017. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually to a total annual ethylene capacity of 730 million pounds.
Results of Operations

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$385,942	$346,032
Styrene, feedstock and other	157,053	84,988
Total Olefins	542,995	431,020
Vinyls
PVC, caustic soda and other	1,131,129	430,902
Building products	268,492	113,265
Total Vinyls	1,399,621	544,167
Total	$1,942,616	$975,187

Income (loss) from operations
Olefins	$179,817	$149,235
Vinyls	71,441	62,116
Corporate and other	(15,960)	(9,075)
Total income from operations	235,298	202,276
Interest expense	(39,776)	(6,685)
Other income, net	5,071	2,645
Provision for income taxes	55,883	69,300
Net income	144,710	128,936
Net income attributable to noncontrolling interests	6,520	5,808
Net income attributable to Westlake Chemical Corporation	$138,190	$123,128
Diluted earnings per share	$1.06	$0.94
EBITDA (1)	$390,638	$270,635
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2017
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+20.1%	+5.9%
Vinyls	+8.8%	+148.4%
Company average	+13.8%	+85.4%

	Three Months Ended March 31,
	2017	2016
Average industry prices (1)
Ethane (cents/lb)	7.8	5.3
Propane (cents/lb)	16.9	9.1
Ethylene (cents/lb) (2)	31.2	21.1
Polyethylene (cents/lb) (3)	67.3	60.3
Styrene (cents/lb) (4)	85.6	58.0
Caustic soda ($/short ton) (5)	733.3	582.5
Chlorine ($/short ton) (6)	305.0	285.0
PVC (cents/lb) (7)	60.2	49.8
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

(7)
Represents average North American contract prices of polyvinyl chloride (PVC) over the period as reported by IHS Chemical. Effective January 1, 2017, IHS Chemical made a non-market downward adjustment of 15 cents per pound to PVC prices. For comparability, we adjusted each prior-year period's PVC price downward by 15 cents per pound consistent with the IHS Chemical non-market adjustment.

Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Net cash provided by operating activities	$157,394	$128,935
Changes in operating assets and liabilities and other	(18,957)	58,638
Deferred income taxes	6,273	(58,637)
Net income	144,710	128,936
Add:
Provision for income taxes	55,883	69,300
Interest expense	39,776	6,685
Depreciation and amortization	150,269	65,714
EBITDA	$390,638	$270,635

Summary
For the quarter ended March 31, 2017, net income attributable to Westlake Chemical Corporation was $138.2 million, or $1.06 per diluted share, on net sales of $1,942.6 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $15.1 million, or $0.12 per diluted share, compared to the quarter ended March 31, 2016 net income attributable to Westlake Chemical Corporation of $123.1 million, or $0.94 per diluted share, on net sales of $975.2 million. Net income for the first quarter of 2017 increased primarily due to (1) higher sales prices for our major products resulting in improved margins; (2) earnings contributed by Axiall; and (3) a lower first quarter 2017 effective tax rate primarily due to certain discrete tax adjustments and lower estimated annual tax rate for 2017 as compared to the prior year. These increases were partially offset by (1) pre-tax unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of the Calvert City ethylene unit and other planned turnarounds and unplanned outages totaling approximately $36.3 million, or $0.19 per diluted share; (2) lost sales associated with such outages; (3) higher interest expense due to increased debt balance; and (4) pre-tax transaction and integration-related costs of approximately $8.2 million associated with the Merger, or $0.04 per diluted share. The lower estimated annual effective tax rate for 2017 is primarily driven by higher estimated foreign earnings, a higher expected domestic manufacturing deduction and lower estimated state taxes. Net sales for the first quarter of 2017 increased by $967.4 million compared to net sales for the first quarter of 2016, mainly due to sales contributed by Axiall and higher sales prices for our major products. Income from operations was $235.3 million for the first quarter of 2017 as compared to $202.3 million for the first quarter of 2016. The increase in income from operations for the first quarter of 2017 was mainly a result of higher sales prices for most of our major products, resulting in higher integrated product margin and earnings contributed by Axiall, partially offset by higher depreciation and amortization as a result of the Merger and OpCo's Petro 1 expansion project in 2016, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds.
RESULTS OF OPERATIONS
First Quarter 2017 Compared with First Quarter 2016
Net Sales. Net sales increased by $967.4 million, or 99.2%, to $1,942.6 million in the first quarter of 2017 from $975.2 million in the first quarter of 2016, primarily attributable to sales contributed by our Axiall subsidiaries and higher sales prices for our major products. Average sales prices for the first quarter of 2017 increased by 13.8% as compared to the first quarter of 2016. Overall sales volumes increased by 85.4% as compared to the first quarter of 2016, primarily attributable to sales contributed by our Axiall subsidiaries, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage decreased to 18.9% in the first quarter of 2017 from 26.2% in the first quarter of 2016. The first quarter 2017 gross profit margin was lower primarily due to sales volume contributed by Axiall. Vinyls segment industry margins were lower as compared to those of the Olefins segment in the first quarter of 2017 and in the first quarter of 2016, and the Vinyls segment contributed to a proportionally larger sales volume in the first quarter of 2017 due to the Axiall acquisition. Also contributing to the lower margin were the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds, partially offset by the increase in sales price of our major products, as compared to the first quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $70.4 million to $123.7 million in the first quarter of 2017 as compared to $53.3 million in the first quarter of 2016. This increase was mainly due to general and administrative costs with respect to the activities of Axiall for the first quarter of 2017, which primarily consisted of the payroll related costs and higher amortization costs related to the intangibles acquired as a result of the Merger, as compared to the prior-year period.
Transaction and Integration-related Costs. Transaction and integration-related costs were $8.2 million in the first quarter of 2017, which primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration related consulting and professional fees.
Interest Expense. Interest expense increased by $33.1 million to $39.8 million in the first quarter of 2017 from $6.7 million in the first quarter of 2016 primarily as a result of higher average debt outstanding for the period as well as decreased capitalized interest on major capital projects in the first quarter of 2017 as compared to the first quarter of 2016. The debt balance increased in the second half of 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.

Other Income, Net. Other income, net increased by $2.5 million to $5.1 million in the first quarter of 2017 from $2.6 million in the first quarter of 2016. The increase was primarily attributable to increased dividends from costs method investments and the positive impact of foreign exchange changes in the first quarter of 2017, partially offset by lower interest income as compared to the first quarter of 2016.
Income Taxes. The effective income tax rate was 27.9% for the first quarter of 2017. The effective income tax rate for the first quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate for the first quarter of 2016 was at the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential, offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $112.0 million, or 26.0%, to $543.0 million in the first quarter of 2017 from $431.0 million in the first quarter of 2016, primarily due to higher sales prices for our major products and higher sales volume of polyethylene and ethylene, as compared to the prior-year period. Average sales prices for the Olefins segment increased by 20.1% in the first quarter of 2017 as compared to the first quarter of 2016. Average sales volumes for the Olefins segment increased by 5.9% in the first quarter of 2017 as compared to the first quarter of 2016.
Income from Operations. Income from operations for the Olefins segment increased by $30.6 million to $179.8 million in the first quarter of 2017 from $149.2 million in the first quarter of 2016. This increase was mainly attributable to higher olefins integrated product margins, primarily due to higher sales prices for our major products and higher polyethylene and ethylene sales volume, as compared to the prior-year period, partially offset by higher feedstock and energy costs. Trading activity in the first quarter of 2017 resulted in a loss of $9.2 million as compared to a gain of $4.1 million in the first quarter of 2016.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $855.4 million, or 157.2%, to $1,399.6 million in the first quarter of 2017 from $544.2 million in the first quarter of 2016. This increase was mainly attributable to sales contributed by our Axiall subsidiaries, higher sales prices for PVC resin and higher sales contributed by our European operations due to higher prices of specialty PVC resin and caustic soda. Average sales prices for the Vinyls segment increased by 8.8% in the first quarter of 2017 as compared to the first quarter of 2016. Average sales volumes for the Vinyls segment increased by 148.4% in the first quarter of 2017 as compared to the first quarter of 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment increased by $9.3 million to $71.4 million in the first quarter of 2017 from $62.1 million in the first quarter of 2016. This increase was mainly attributable to the higher sales prices of PVC resin and caustic soda and earnings contributed by Axiall. These increases were partially offset by (1) unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion at the Calvert City facility that began at the end of March 2017 and other planned turnarounds during the quarter ended March 31, 2017 totaling approximately $32.0 million, 2) lost sales associated with such outages, and (3) higher feedstock and energy price during the quarter ended March 31, 2017, as compared to the prior-year period.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
Cash Flows
Operating Activities
Operating activities provided cash of $157.4 million in the first three months of 2017 compared to cash provided by operating activities of $128.9 million in the first three months of 2016. The $28.5 million increase in cash flows from operating activities was mainly due to an increase in income from operations, partially offset an increase in working capital requirements and an unfavorable change in deferred taxes. The increase in income from operations for the first quarter of 2017 was mainly a result of higher sales prices for most of our major products resulting in a higher integrated product margin and earnings contributed by Axiall, partially offset by higher depreciation and amortization as a result of the Merger, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $150.8 million in the first three months of 2017, compared to $118.5 million of cash used in the first three months of 2016, an unfavorable change of $32.3 million. The change was mainly driven by a decrease in accrued liabilities and an increase in accounts receivable and inventory, partially offset by an increase in accounts payable.
Investing Activities
Net cash used for investing activities during the first three months of 2017 was $148.0 million as compared to net cash used for investing activities of $147.2 million in the first three months of 2016. Capital expenditures were $134.3 million in the first three months of 2017 compared to $136.3 million in the first three months of 2016. Capital expenditures in the first three months of 2017 were primarily incurred on the upgrade and expansion of OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in the first three months of 2016 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first three months of 2017 and 2016 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In addition, we spent $15.0 million in the first three months of 2017 related to our contribution to Lotte Chemical USA Corporation to fund the construction costs of the ethylene plant. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion.
Financing Activities
Net cash used for financing activities during the first three months of 2017 was $99.7 million as compared to net cash used for financing activities of $33.1 million in the first three months of 2016. We used $150.0 million and $125.0 million, respectively, for the full repayment of our term loan and the partial repayment of the Credit Agreement. These uses were partially offset by a drawdown under the Credit Agreement of $50.0 million in the first three months of 2017. The restriction on $154.0 million of cash was also removed as a result of the repayment of the term loan in the first three months of 2017. The remaining activity during the first three months of 2017 was primarily related to the $24.7 million payment of cash dividends, the $4.5 million payment of cash distributions to noncontrolling interests and the $0.3 million payment of debt issuance costs. In addition, we repaid $2.5 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $1.9 million of proceeds from the issuance of such notes payable. The financing activities during the first three months of 2016 were mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests, the proceeds from and the repayments of Huasu's short-term notes payable to banks and the repurchase of shares of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. During the three months ended March 31, 2017, no shares of our common stock were repurchased under the 2014 Program. As of March 31, 2017, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Merger, we became party to a joint venture investment with Lotte Chemical USA Corporation ("Lotte") to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225.0 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up during the first quarter of 2019. As of March 31, 2017, we had funded approximately $74.4 million of our portion of the construction costs of the ethylene plant.
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

Cash and Cash Equivalents
As of March 31, 2017, our cash and cash equivalents totaled $372.6 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of March 31, 2017, our indebtedness, including current maturities, totaled $3.6 billion, consisting of $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (collectively, the "Senior Notes"), $624.8 million aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% 2021 Senior Notes"), $63.2 million aggregate principal amount of the 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes"), $250.0 million principal amount of 3.60% senior notes due 2022, $433.8 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% 2023 Senior Notes"), $16.2 million aggregate principal amount of the 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes"), $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"), $250.0 million borrowings outstanding under the Credit Agreement and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit), plus unamortized premium net of unamortized discount and debt issuance costs of $1.2 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of March 31, 2017, debt outstanding under the Credit Agreement, tax-exempt waste disposal revenue bonds and the term loan facility bore interest at a variable rate. As of March 31, 2017, we were in compliance with all of the covenants with respect to the Senior Notes, the 4,625% 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% senior notes due 2022, the 4.875% 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the Credit Agreement and our waste disposal revenue bonds.
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
Term Loan
On August 10, 2016, our indirect subsidiary, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150.0 million term loan facility. The term loan facility had a maturity date of March 31, 2017. The term loan was fully repaid in January 2017. The loans thereunder bore interest at a floating interest rate equal to LIBOR plus 2.0% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity.
Credit Agreement
On August 23, 2016, we and certain of our subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among us, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1.0 billion. The Credit Agreement replaced our $400.0 million senior secured third amended and restated credit facility, dated as of July 17, 2014 (the "Prior ABL Credit Agreement"), by and among us, the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and us and certain of our subsidiaries, as borrowers. The Credit Agreement includes a $150.0 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The Credit Agreement also provides for a discretionary $50.0 million commitment for swing-line loans to be provided on a same-day basis. We may also increase the size of the facility, in increments of at least $25.0 million, up to a maximum of $500.0 million, subject to certain conditions and if certain Lenders agree to commit to such an increase. On October 14, 2016, certain domestic subsidiaries of Axiall and Lagoon LLC were added as subsidiary guarantors to the Credit Agreement.

At March 31, 2017, we had $250.0 million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.0% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating. The Credit Agreement matures on August 23, 2021. As of March 31, 2017, we had outstanding letters of credit totaling $76.5 million and borrowing availability of $673.5 million under the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains customary events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of March 31, 2017, we were in compliance with the total leverage ratio financial maintenance covenant.
GO Zone and IKE Zone Bonds
As of March 31, 2017, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% 2035 GO Zone Senior Notes and 6 ½% 2035 IKE Zone Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2016 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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
3.60% Senior Notes due 2022
The 3.60% senior notes due 2022 are unsecured and were issued with an original issue discount of $1.2 million. There is no sinking fund and no scheduled amortization of the 3.60% senior notes due 2022 prior to maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2016 Form 10-K for more information on the 3.60% senior notes due 2022. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% senior notes due 2022 in excess of $5.0 million are guarantors of the 3.60% senior notes due 2022.
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
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we issued $750.0 million aggregate principal amount of the 3.60% 2026 Senior Notes and $700.0 million aggregate principal amount of the 5.0% 2046 Senior Notes. In connection with the private offering and issuance of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, we entered into a registration rights agreement pursuant to which, among other things, we agreed to file with the SEC a registration statement relating to an offer to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for the 2026 and 2046 Exchange Notes containing terms substantially identical to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes (except that the transfer restrictions on the 2026 and 2046 Exchange Notes will be modified or eliminated and there will be no registration rights). On March 27, 2017, we commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100.00% of the 5.0% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or the 5.0% 2046 Senior Notes in excess of $40.0 million are guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets. References to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes in this paragraph refer to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes that were exchanged in the exchange offers described in the preceding paragraph as well as the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes that were not exchanged in such exchange offers.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, we issued $624.8 million aggregate principal amount of the 4.625% 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% 2023 Senior Notes upon the closing of our offers to exchange any and all of the $688.0 million aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly owned subsidiary of Axiall, and the $450.0 million aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In connection with the private offering and issuance of the 4.625% 2021 Senior Notes and the 4.875% Senior Notes, we entered into a registration rights agreement pursuant to which, among other things, we agreed to file with the SEC a registration statement relating to an offer to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new SEC registered notes (the "2021 and 2023 Exchange Notes") containing terms substantially identical to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes except that the transfer restrictions on the 2021 and 2023 Exchange Notes will be modified or eliminated and there will be no registration rights). On March 27, 2017, we commenced registered exchange offers to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new notes that are identical in all material respects to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and approximately 99.97% of the 4.625% 2021 Senior Notes and 100.00% of the 4.875% 2023 Senior Notes were exchanged. The 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.625% 2021 Senior Notes or the 4.875% 2023 Senior Notes in excess of $40.0 million are guarantors of the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes. The indenture governing the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets. References to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes in this paragraph refer to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes that were exchanged in the exchange offers described in the preceding paragraph as well as the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes that were not exchanged in such exchange offers.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"). The revolving credit facility matures in 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2017, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of March 31, 2017, outstanding borrowings under the credit facility totaled $433.1 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products (including any changes as a result of economic growth or North American producers' competitive position);

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under the Credit Agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the expansion program at our Calvert City facility and the construction of the LACC plant;

•	results of acquisitions, including our acquisition of Axiall (including the benefits, results and effects thereof);

•	health of our customer base;

•	pension plan obligations, funding requirements and investment policies;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2016 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2017, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $15.2 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $5.0 million. Additional information concerning derivative commodity instruments appears in Notes 14 and 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2017, we had $260.9 million principal amount of variable rate debt outstanding. All of the debt outstanding under the Credit Agreement and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $260.9 million as of March 31, 2017 was 2.28%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $2.6 million. Also, at March 31, 2017, we had $3.3 billion aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $33.4 million.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2016 Form 10-K, filed on February 22, 2017, contained a description of various legal proceedings in which we are involved. See Note 19 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2016 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2017	—	$—	—	$171,285,000
February 2017	19,391	$64.01	—	$171,285,000
March 2017	—	$—	—	$171,285,000
	19,391	$64.01	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of March 31, 2017, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 3, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.