Form 10-Q
period 2017-06-30
WESTLAKE CHEMICAL CORP
filed 2017-08-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 27, 2017 was 129,055,381.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$395,776	$459,453
Accounts receivable, net	1,095,808	938,743
Inventories	831,700	801,100
Prepaid expenses and other current assets	45,744	48,493
Restricted cash	8,607	160,527
Total current assets	2,377,635	2,408,316
Property, plant and equipment, net	6,316,731	6,420,062
Other assets, net
Goodwill	999,614	946,553
Customer relationships, net	654,092	611,615
Other intangible assets, net	169,991	175,839
Deferred charges and other assets, net	367,644	327,868
Total other assets, net	2,191,341	2,061,875
Total assets	$10,885,707	$10,890,253
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$583,509	$496,259
Accrued liabilities	447,412	537,483
Term loan	—	149,341
Total current liabilities	1,030,921	1,183,083
Long-term debt, net	3,489,900	3,678,654
Deferred income taxes	1,648,529	1,650,575
Pension and other post-retirement benefits	366,916	364,819
Other liabilities	140,398	121,077
Total liabilities	6,676,664	6,998,208
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2017 and December 31, 2016, respectively	1,347	1,347
Common stock, held in treasury, at cost; 5,598,476 and 5,726,377 shares at June 30, 2017 and December 31, 2016, respectively	(316,152)	(319,339)
Additional paid-in capital	555,478	550,641
Retained earnings	3,653,988	3,412,286
Accumulated other comprehensive loss	(53,824)	(121,306)
Total Westlake Chemical Corporation stockholders' equity	3,840,837	3,523,629
Noncontrolling interests	368,206	368,416
Total equity	4,209,043	3,892,045
Total liabilities and equity	$10,885,707	$10,890,253
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands of dollars, except per share data and share amounts)
Net sales	$1,979,161	$1,086,061	$3,921,777	$2,061,248
Cost of sales	1,573,327	844,695	3,148,800	1,564,297
Gross profit	405,834	241,366	772,977	496,951
Selling, general and administrative expenses	130,626	53,719	254,277	107,028
Transaction and integration-related costs	8,092	7,709	16,286	7,709
Income from operations	267,116	179,938	502,414	382,214
Other income (expense)
Interest expense	(38,972)	(5,915)	(78,748)	(12,600)
Other income (expense), net	(538)	8,181	4,533	10,826
Income before income taxes	227,606	182,204	428,199	380,440
Provision for income taxes	68,188	66,584	124,071	135,884
Net income	159,418	115,620	304,128	244,556
Net income attributable to noncontrolling interests	6,591	4,496	13,111	10,304
Net income attributable to Westlake Chemical Corporation	$152,827	$111,124	$291,017	$234,252
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.18	$0.85	$2.24	$1.80
Diluted	$1.17	$0.85	$2.23	$1.79
Weighted average common shares outstanding:
Basic	129,051,227	129,583,224	129,015,507	129,886,594
Diluted	129,786,714	129,980,527	129,739,643	130,290,521
Dividends per common share	$0.1906	$0.1815	$0.3812	$0.3630
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands of dollars)
Net income	$159,418	$115,620	$304,128	$244,556
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	—	(206)	—	(206)
Amortization of benefits liability	499	369	1,071	703
Income tax provision on pension and other post- retirement benefits liability	(179)	(63)	(350)	(191)
Foreign currency translation adjustments
Foreign currency translation	49,326	(13,500)	68,452	9,305
Income tax provision on foreign currency translation	255	—	(1,527)	—
Net unrealized holding gains (losses) on investments
Unrealized holding gains on investments	—	35,545	—	59,973
Reclassification of net realized gains to net income	—	(1,267)	—	(1,319)
Income tax provision on available-for-sale investments	—	(12,316)	—	(21,074)
Other	(89)	—	(164)	—
Other comprehensive income, net of income taxes	49,812	8,562	67,482	47,191
Comprehensive income	209,230	124,182	371,610	291,747
Comprehensive income attributable to noncontrolling interests, net of tax of $808 and $0 for the three months ended June 30, 2017 and 2016, respectively; and $1,621 and $0 for the six months ended June 30, 2017 and 2016, respectively.	6,140	4,496	15,823	10,304
Comprehensive income attributable to Westlake Chemical Corporation	$203,090	$119,686	$355,787	$281,443
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$304,128	$244,556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	294,899	132,964
Provision for doubtful accounts	930	403
Amortization of debt issuance costs	1,078	417
Stock-based compensation expense	10,768	5,084
Loss from disposition of property, plant and equipment	7,210	3,331
Gains realized from sales of securities	—	(1,319)
Write-off of debt issuance costs	659	—
Deferred income taxes	14,962	102,990
Windfall tax benefits from share-based payment arrangements	—	(319)
Dividends in excess of income from equity method investments	152	279
Gain on involuntary conversion of assets	(1,672)	—
Other losses (gains), net	(1,959)	1,210
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(142,029)	(72,996)
Inventories	21,207	(12,719)
Prepaid expenses and other current assets	5,210	(12,586)
Accounts payable	82,030	54,394
Accrued liabilities	(87,277)	(1,617)
Other, net	(30,582)	(74,180)
Net cash provided by operating activities	479,714	369,892
Cash flows from investing activities
Additions to property, plant and equipment	(280,902)	(287,160)
Additions to cost method investment	(31,000)	—
Proceeds from disposition of assets	133	105
Proceeds from involuntary conversion of assets	1,672	—
Proceeds from sales and maturities of securities	—	302,432
Purchase of securities	—	(138,422)
Settlements of derivative instruments	(376)	(3,372)
Net cash used for investing activities	(310,473)	(126,417)
Cash flows from financing activities
Debt issuance costs	(376)	(9,700)
Dividends paid	(49,315)	(47,317)
Distributions to noncontrolling interests	(16,033)	(8,084)
Proceeds from issuance of notes payable	3,544	3,842
Proceeds from drawdown of revolver	175,000	—
Restricted cash associated with term loan	154,000	—
Repayment of term loan	(150,000)	—
Repayment of notes payable	(4,901)	(8,626)
Repayment of revolver	(360,000)	—
Repurchase of common stock for treasury	—	(67,404)
Other	1,477	800
Net cash used for financing activities	(246,604)	(136,489)
Effect of exchange rate changes on cash and cash equivalents	13,686	1,486
Net increase (decrease) in cash and cash equivalents	(63,677)	108,472
Cash and cash equivalents at beginning of period	459,453	662,525
Cash and cash equivalents at end of period	$395,776	$770,997
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and the changes in its cash position for the six months ended June 30, 2017 and 2016.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows. The Company has completed a preliminary assessment including detailed review of a representative sample of contracts with customers. The Company does not believe that adoption of the new accounting standard will significantly impact timing or amounts of revenue recognized for the majority of its sales. The Company intends to elect the modified retrospective method of adoption.
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
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard will be effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification ("ASC") 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard will be effective for reporting periods beginning after December 15, 2017. Upon adoption of the accounting standards update, the Company will retrospectively adjust its financial statements to reflect restricted cash in the beginning and ending cash and restricted cash balances within the statements of cash flows. Transfers between cash and restricted cash will be excluded from net changes in cash and cash equivalents within the statements of cash flows.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Intangibles - Goodwill and Other (ASU No. 2017-04)
In January 2017, the FASB issued an accounting standards update to simplify the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard will be effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Compensation - Stock Compensation (ASU No. 2017-09)
In May 2017, the FASB issued the accounting standards update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. This update is to be applied prospectively to an award modified on or after the adoption date. The accounting standard will be effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.

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
Stock Compensation (ASU No. 2016-09)
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. In addition, the new guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required prior to adoption of the accounting standards update, or recognized when they occur. The accounting standard became effective for reporting periods beginning after December 15, 2016. The Company adopted this accounting standard effective January 1, 2017 and elected to continue estimating forfeitures as required prior to adoption of the accounting standards update. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $934,715 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill in the financial statements.

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

The Company is currently finalizing the estimates of the fair values of identified assets acquired and liabilities assumed. The final allocation of purchase consideration, based on final valuations, could include changes in the estimated fair value of inventories, property, plant and equipment, equity investments, customer relationships, trade names, developed technologies and other intangibles, deferred income taxes, assumed contingencies, asset retirement obligations and noncontrolling interests. The assumed contingencies relate to environmental liabilities, legal liabilities, asset retirement obligations and warranty reserves.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The information below represents the preliminary purchase price allocation:

Net Assets Acquired as of August 31, 2016
Cash	$88,251
Accounts receivable (1)	422,274
Income tax receivable	50,980
Inventories (2)	349,205
Prepaid expenses and other current assets	55,462
Property, plant and equipment (2)	2,946,442
Customer relationships (weighted average lives of 9.8 years) (3)	670,000
Other intangible assets:
Trade name (weighted average lives of 6.8 years)	50,000
Technology (weighted average lives of 5.4 years)	41,500
Supply contracts and leases (weighted average lives of 6.3 years)	27,288
Other assets	95,872
Total assets acquired	4,797,274
Accounts and notes payable	254,041
Interest payable	8,154
Income tax payable	1,607
Accrued compensation	44,186
Accrued liabilities	151,608
Deferred income taxes (4)	959,882
Tax reserve non-current	3,130
Pension and other post-retirement obligations	311,106
Other liabilities	101,325
Long-term debt	1,187,290
Total liabilities assumed	3,022,329
Total identifiable net assets acquired	1,774,945
Noncontrolling interest	(68,000)
Goodwill	934,715
Total fair value allocated to net assets acquired	$2,641,660
______________________________

(1)	The fair value of accounts receivable acquired is $422,274, with the gross contractual amount being $434,834. The Company expects $12,560 to be uncollectible.

(2)
The Company obtained additional information related to its inventories and property, plant and equipment which led to an increase in inventories of $43,047, a decrease in property, plant and equipment of $188,299 and a corresponding increase in goodwill of $145,252.

(3)	The Company obtained additional information related to its customer relationships balances which led to an increase in customer relationships of $80,000 and a corresponding decrease in goodwill.

(4)	Decreases in the estimated fair values of identified assets acquired led to a decrease in deferred income taxes of $25,246.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3. Financial Instruments
Cash Equivalents
The Company had $9,996 of held-to-maturity securities with original maturity of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2017. The Company had no held-to-maturity securities classified as cash equivalents at December 31, 2016. The Company's investment in held-to-maturity securities is held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $31,538 at June 30, 2017, which was primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. The Company had restricted cash and cash equivalents of $186,216 at December 31, 2016, which was primarily related to balances deposited with and held as security by the lender under the Company's term loan facility and for distributions to certain of the Company's current and former employees. The current portion of restricted cash and cash equivalents was $8,607 and $160,527 at June 30, 2017 and December 31, 2016, respectively. The noncurrent portion of restricted cash and cash equivalents was $22,931 and $25,689 at June 30, 2017 and December 31, 2016, respectively, and is reflected in deferred charges and other assets, net in the consolidated balance sheets.
Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at June 30, 2017 or at December 31, 2016.
There were no sales or maturities of available-for-sale securities during the three and six months ended June 30, 2017. The proceeds from sales and maturities of available-for-sale securities included in the consolidated statement of cash flows and the gross realized gains and losses included in the consolidated statement of operations for the three and six months ended June 30, 2016 are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Proceeds from sales and maturities of securities	$275,573	$302,432
Gross realized gains	1,280	1,341
Gross realized losses	(13)	(22)
4. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2017	December 31, 2016
Trade customers	$1,031,060	$819,739
Affiliates	9,105	7,982
Allowance for doubtful accounts	(19,602)	(17,991)
	1,020,563	809,730
Federal and state taxes	51,462	90,414
Other	23,783	38,599
Accounts receivable, net	$1,095,808	$938,743

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

5. Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Finished products	$473,011	$500,861
Feedstock, additives and chemicals	226,562	216,877
Materials and supplies	132,127	83,362
Inventories	$831,700	$801,100
6. Property, Plant and Equipment
As of June 30, 2017, the Company had property, plant and equipment, net totaling $6,316,731. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $104,294 and $57,930 is primarily included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense on property, plant and equipment of $218,385 and $113,971 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively.
7. Other Assets
Amortization expense on intangible and other assets of $40,488 and $76,818 is primarily included in selling, general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2017, respectively. Amortization expense on intangible and other assets of $9,269 and $19,163 is primarily included in cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2016, respectively.
Goodwill
The gross carrying amounts of goodwill and the changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2016	$29,990	$916,563	$946,553
Goodwill acquired during the period	—	—	—
Measurement period adjustment	—	47,224	47,224
Effects of changes in foreign exchange rates	—	5,837	5,837
Balance at June 30, 2017	$29,990	$969,624	$999,614
The Company performed its annual impairment tests for the Vinyls reporting units in the second quarter of 2017 and did not identify any impairment.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

8. Accounts Payable
Accounts payable consist of the following:

	June 30, 2017	December 31, 2016
Accounts payable—third parties	$561,190	$474,017
Accounts payable to affiliates	21,615	20,726
Notes payable to banks	704	1,516
Accounts payable	$583,509	$496,259
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

10. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2017			December 31, 2016
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
Revolving credit facility	$140,000	$—	$140,000	$325,000	$—	$325,000
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	624,793	23,502	648,295	624,793	26,837	651,630
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63,207	2,518	65,725	63,207	2,862	66,069
3.60% senior notes due 2022	250,000	(1,720)	248,280	250,000	(1,891)	248,109
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	433,793	12,316	446,109	433,793	13,431	447,224
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16,207	498	16,705	16,207	540	16,747
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750,000	(10,312)	739,688	750,000	(10,757)	739,243
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
6 ½% tax-exempt senior notes due 2029	100,000	(880)	99,120	100,000	(916)	99,084
6 ¾% tax-exempt senior notes due 2032	250,000	(1,824)	248,176	250,000	(1,883)	248,117
6 ½% tax-exempt senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89,000	(817)	88,183	89,000	(839)	88,161
6 ½% tax-exempt senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65,000	(586)	64,414	65,000	(602)	64,398
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700,000	(25,684)	674,316	700,000	(26,017)	673,983
Long-term debt, net	$3,492,889	$(2,989)	$3,489,900	$3,677,889	$765	$3,678,654
Credit Agreement
At June 30, 2017, the Company had $140,000 of borrowings outstanding under the Credit Agreement. The interest rate on the borrowings outstanding under the revolving credit facility was 2.51% at June 30, 2017. The Credit Agreement matures on August 23, 2021. As of June 30, 2017, the Company had outstanding letters of credit totaling $76,525 and borrowing availability of $783,475 under the Credit Agreement. As of June 30, 2017, the Company was in compliance with the total leverage ratio financial maintenance covenant.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, the Company issued $750,000 aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes") and $700,000 aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"). On March 27, 2017, the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new SEC-registered notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100.00% of the 5.0% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, the Company issued $624,793 aggregate principal amount of 4.625% senior notes due 2021 (the “4.625% Westlake 2021 Senior Notes”) and $433,793 aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Westlake 2023 Senior Notes”) upon the closing of the Company's offers to exchange any and all of the $688,000 aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly-owned subsidiary of Axiall (“Eagle Spinco”), and the $450,000 aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In the exchange offers, $624,793 aggregate principal amount of 4.625% Westlake 2021 Senior Notes and $433,793 aggregate principal amount of 4.875% Westlake 2023 Senior Notes were issued by the Company, leaving outstanding $63,207 aggregate principal amount of the 4.625% 2021 senior notes (the "4.625% Subsidiary 2021 Senior Notes") and $16,207 aggregate principal amount of the 4.875% 2023 senior notes (the " 4.875% Subsidiary 2023 Senior Notes"). On March 27, 2017, the Company commenced registered exchange offers to exchange the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes for new SEC-registered notes that are identical in all material respects to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and 100.00% of both the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes were exchanged.
As of June 30, 2017, the Company was in compliance with all of the covenants with respect to the Credit Agreement, 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes, 4.875% Westlake 2023 Senior Notes, 3.60% Senior Notes Due 2022, 6 ½% tax-exempt senior notes due 2029, the 6 ¾% tax-exempt senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes and the waste disposal revenue bonds.
Unamortized debt issuance costs on Long-term debt were $23,281 and $24,113 at June 30, 2017 and December 31, 2016, respectively.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Defined Benefit Plans
Components of net periodic benefit cost (income) for the Company's pension plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,335	$496	$—	$137	$2,671	$981	$—	$462
Interest cost	6,198	576	493	582	12,396	1,139	1,060	1,149
Expected return on plan assets	(9,976)	(151)	(658)	—	(19,952)	(304)	(1,460)	—
Amortization of net loss	298	153	337	—	595	304	640	—
Net periodic benefit cost (income)	$(2,145)	$1,074	$172	$719	$(4,290)	$2,120	$240	$1,611
The Company made $5,139 of contributions to its U.S. pension plans and $514 of contributions to its non-U.S. pension plans during the first six months of 2017. The Company made no contributions to its U.S. and non-U.S. pension plans during the first six months of 2016.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and, based on preliminary estimates, the Company expects to make contributions of approximately $5,139 to its U.S. pension plans and approximately $273 to its non-U.S. pension plans during the remainder of the fiscal year ending December 31, 2017.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$163	$13	$5	$—	$326	$27	$10	$—
Interest cost	499	32	145	—	999	65	290	—
Amortization of net loss	15	—	32	—	30	—	63	—
Net periodic benefit cost	$677	$45	$182	$—	$1,355	$92	$363	$—
12. Stockholders' Equity
Changes in stockholders' equity for the six months ended June 30, 2017 and 2016 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2016	$1,347	$(319,339)	$550,641	$3,412,286	$(121,306)	$368,416	$3,892,045
Net income	—	—	—	291,017	—	13,111	304,128
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	721	(44)	677
Foreign currency translation adjustments	—	—	—	—	66,925	2,756	69,681
Other	—	—	—	—	(164)	—	(164)
Shares issued—stock- based compensation	—	3,187	(1,710)	—	—	—	1,477
Stock-based compensation, net of tax on stock options exercised	—	—	6,547	—	—	—	6,547
Dividends declared	—	—	—	(49,315)	—	—	(49,315)
Distributions to noncontrolling interests	—	—	—	—	—	(16,033)	(16,033)
Balances at June 30, 2017	$1,347	$(316,152)	$555,478	$3,653,988	$(53,824)	$368,206	$4,209,043

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	234,252	—	10,304	244,556
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	306	—	306
Foreign currency translation adjustments	—	—	—	—	9,305	—	9,305
Net unrealized holding gains on investments	—	—	—	—	37,580	—	37,580
Common stock repurchased	—	(66,725)	—	—	—	—	(66,725)
Shares issued—stock- based compensation	—	2,235	(1,754)	—	—	—	481
Stock-based compensation, net of tax on stock options exercised	—	—	5,403	—	—	—	5,403
Dividends declared	—	—	—	(47,317)	—	—	(47,317)
Distributions to noncontrolling interests	—	—	—	—	—	(8,084)	(8,084)
Balances at June 30, 2016	$1,347	$(322,802)	$545,797	$3,296,922	$(82,101)	$298,273	$3,737,436
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 and 2016 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2016	$28,945	$(150,202)	$(49)	$(121,306)
Other comprehensive income (loss) before reclassifications	95	66,925	(164)	66,856
Amounts reclassified from accumulated other comprehensive loss	626	—	—	626
Net other comprehensive income (loss) for the period	721	66,925	(164)	67,482
Balances at June 30, 2017	$29,666	$(83,277)	$(213)	$(53,824)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive income before reclassifications	(127)	9,305	38,425	47,603
Amounts reclassified from accumulated other comprehensive loss (income)	433	—	(845)	(412)
Net other comprehensive income for the period	306	9,305	37,580	47,191
Balances at June 30, 2016	$(8,301)	$(106,385)	$32,585	$(82,101)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Amortization of pension and other post-retirement items
Net loss	(1)	$(466)	$(369)	$(929)	$(703)
	Benefit from income taxes	140	142	303	270
		(326)	(227)	(626)	(433)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	—	1,267	—	1,319
	Provision for income taxes	—	(455)	—	(474)
		—	812	—	845
Total reclassifications for the period		$(326)	$585	$(626)	$412
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 13 (Employee Benefits) to the financial statements included in the 2016 Form 10-K.

13. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $4,465 and $2,781 for the three months ended June 30, 2017 and 2016, respectively, and $10,768 and $5,084 for the six months ended June 30, 2017 and 2016, respectively.

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
14. Derivative Instruments
Commodity Risk Management
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and natural gas. The Company does not use derivative instruments to engage in speculative activities. The Company had no derivative instruments that were designated as fair value hedges during the three and six months ended June 30, 2017 and 2016.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Company had non-hedge designated feedstock forward contracts for approximately 173,900,000 gallons and 9,100,000 MMBtu as of June 30, 2017 and for approximately 257,000,000 gallons and 8,500,000 MMBtu as of December 31, 2016.

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

	June 30, 2017
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$—	$—	$—
Derivative positions not subject to enforceable master netting arrangements	2,245	2,245	—
	2,245	2,245	—
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	2,273	2,273	—
	2,273	2,273	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	(203)	1,062	(1,265)
Derivative positions not subject to enforceable master netting arrangements	(940)	—	(940)
	(1,143)	1,062	(2,205)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(1,545)	771	(2,316)
Derivative positions not subject to enforceable master netting arrangements	(3,109)	—	(3,109)
	(4,654)	771	(5,425)
Risk management assets (liabilities)—Commodity forward contracts		$6,351	$(7,630)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2016
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$1,498	$1,636	$(138)
Derivative positions not subject to enforceable master netting arrangements	6,091	6,091	—
	7,589	7,727	(138)
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	5,249	5,249	—
	5,249	5,249	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	(1,349)	—	(1,349)
	(1,349)	—	(1,349)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(436)	2,010	(2,446)
Derivative positions not subject to enforceable master netting arrangements	(3,288)	—	(3,288)
	(3,724)	2,010	(5,734)
Risk management assets (liabilities)—Commodity forward contracts		$14,986	$(7,221)
The impact of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Commodity forward contracts	Cost of sales	$(435)	$11,567	$(9,602)	$15,624
See Note 15 for the fair value of the Company's derivative instruments.
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$567	$5,784	$6,351
Risk management liabilities—Commodity forward contracts	(6,692)	(938)	(7,630)

	December 31, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$878	$14,108	$14,986
Risk management liabilities—Commodity forward contracts	(6,854)	(367)	(7,221)
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2017 and 2016.
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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$140,000	$140,000	$325,000	$325,000
4.625% Westlake 2021 Senior Notes	648,295	649,054	651,630	650,847
4.625% Subsidiary 2021 Senior Notes	65,725	65,930	66,069	65,775
3.60% senior notes due 2022	248,280	255,255	248,109	251,725
4.875% Westlake 2023 Senior Notes	446,109	453,092	447,224	451,301
4.875% Subsidiary 2023 Senior Notes	16,705	16,923	16,747	16,501
3.60% 2026 Senior Notes	739,688	744,946	739,243	722,055
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
6 ½% tax-exempt senior notes due 2029	99,120	113,358	99,084	112,433
6 ¾% tax-exempt senior notes due 2032	248,176	254,100	248,117	258,818
6 ½% 2035 GO Zone Senior Notes	88,183	101,589	88,161	100,323
6 ½% 2035 IKE Zone Senior Notes	64,414	74,190	64,398	73,270
5.0% 2046 Senior Notes	674,316	741,265	673,983	691,712

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

16. Income Taxes
The effective income tax rate was 30.0% for the second quarter of 2017. The effective income tax rate for the second quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 36.5% for the three months ended June 30, 2016. The effective income tax rate for the second quarter of 2016 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction and income attributable to noncontrolling interests.
The effective income tax rate was 29.0% for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2016. The effective income tax rate for the six months ended June 30, 2016 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential.
The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. During the second quarter of 2017, the Internal Revenue Service began an audit of the Company for the tax years 2012 to 2014.
17. Earnings per Share
The Company has unvested shares of restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Westlake Chemical Corporation	$152,827	$111,124	$291,017	$234,252
Less:
Net income attributable to participating securities	(819)	(504)	(1,513)	(1,054)
Net income attributable to common shareholders	$152,008	$110,620	$289,504	$233,198
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares—basic	129,051,227	129,583,224	129,015,507	129,886,594
Plus incremental shares from:
Assumed exercise of options	735,487	397,303	724,136	403,927
Weighted average common shares—diluted	129,786,714	129,980,527	129,739,643	130,290,521

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.18	$0.85	$2.24	$1.80
Diluted	$1.17	$0.85	$2.23	$1.79

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share are options to purchase 583,585 and 695,040 shares of common stock for the three months ended June 30, 2017 and 2016, respectively, and 511,085 and 625,494 shares of common stock for the six months ended June 30, 2017 and 2016, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
18. Supplemental Information
Accrued Liabilities
Accrued liabilities were $447,412 and $537,483 at June 30, 2017 and December 31, 2016, respectively. Accrued rebates, which are a component of accrued liabilities, were $84,088 and $77,985 at June 30, 2017 and December 31, 2016, respectively. No other component of accrued liabilities was more than five percent of total current liabilities. Accrued liabilities with affiliates were $11,203 and $10,551 at June 30, 2017 and December 31, 2016, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $10,848 for the six months ended June 30, 2017. The change in capital expenditure accrual reducing additions to property, plant and equipment was $50,326 for the six months ended June 30, 2016.
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
Environmental. As of June 30, 2017 and December 31, 2016, the Company had reserves for environmental contingencies totaling approximately $47,669 and $48,817, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

•
The LDEQ has issued notices of violations ("NOVs") regarding the Company's olefins facilities in Lake Charles, Louisiana for various air and water compliance issues. The Company has reached an agreement with the LDEQ to settle certain of the NOVs along with other alleged violations not made the subject of any specific NOV in two separate settlement agreements for a combined $192 in civil penalties. The penalties have been paid and upon submission of a letter withdrawing Westlake's request for administrative hearing, this matter is expected to be resolved.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net external sales
Olefins
Polyethylene	$358,392	$371,658	$744,334	$717,690
Styrene, feedstock and other	130,842	122,826	287,895	207,814
Total Olefins	489,234	494,484	1,032,229	925,504
Vinyls
PVC, caustic soda and other	1,157,317	462,472	2,288,446	893,374
Building products	332,610	129,105	601,102	242,370
Total Vinyls	1,489,927	591,577	2,889,548	1,135,744
	$1,979,161	$1,086,061	$3,921,777	$2,061,248

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Intersegment sales
Olefins	$97,992	$27,293	$183,936	$55,242
Vinyls	319	225	611	589
	$98,311	$27,518	$184,547	$55,831

Income (loss) from operations
Olefins	$143,277	$140,564	$323,095	$289,799
Vinyls	143,320	52,208	214,761	114,324
Corporate and other	(19,481)	(12,834)	(35,442)	(21,909)
	$267,116	$179,938	$502,414	$382,214

Depreciation and amortization
Olefins	$35,175	$30,236	$76,215	$58,933
Vinyls	106,822	36,268	214,095	72,555
Corporate and other	2,633	746	4,589	1,476
	$144,630	$67,250	$294,899	$132,964

Other income (expense), net
Olefins	$588	$1,093	$1,738	$2,606
Vinyls	(1,534)	4,466	2,058	2,949
Corporate and other	408	2,622	737	5,271
	$(538)	$8,181	$4,533	$10,826

Provision for (benefit from) income taxes
Olefins	$36,453	$51,940	$94,264	$104,473
Vinyls	39,237	16,297	54,195	33,567
Corporate and other	(7,502)	(1,653)	(24,388)	(2,156)
	$68,188	$66,584	$124,071	$135,884

Capital expenditures
Olefins	$23,733	$93,739	$49,083	$188,890
Vinyls	114,372	56,613	222,454	96,869
Corporate and other	8,512	481	9,365	1,401
	$146,617	$150,833	$280,902	$287,160
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from operations	$267,116	$179,938	$502,414	$382,214
Interest expense	(38,972)	(5,915)	(78,748)	(12,600)
Other income (expense), net	(538)	8,181	4,533	10,826
Income before income taxes	$227,606	$182,204	$428,199	$380,440

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	June 30, 2017	December 31, 2016
Total assets
Olefins	$2,077,986	$2,092,617
Vinyls	8,379,465	8,287,204
Corporate and other	428,256	510,432
	$10,885,707	$10,890,253
21. Subsequent Events
Subsequent events were evaluated through the date on which the financial statements were issued.
22. Guarantor Disclosures
The Company's payment obligations under the 3.60% senior notes due 2022, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of those notes in excess of $5,000 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). In October 2016, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, and the remaining subsidiaries that do not guarantee the 3.60% senior notes due 2022 , the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$49,366	$15,399	$331,011	$—	$395,776
Accounts receivable, net	2,742,556	3,785,141	364,318	(5,796,207)	1,095,808
Inventories	—	631,802	199,898	—	831,700
Prepaid expenses and other current assets	75,730	40,213	9,349	(79,548)	45,744
Restricted cash	—	1,500	7,107	—	8,607
Total current assets	2,867,652	4,474,055	911,683	(5,875,755)	2,377,635
Property, plant and equipment, net	—	4,326,202	1,990,529	—	6,316,731
Other assets, net
Goodwill	—	847,816	151,798	—	999,614
Customer relationships, net	—	509,933	144,159	—	654,092
Other intangible assets, net	—	97,224	72,767	—	169,991
Deferred charges and other assets, net	9,552,799	790,393	1,540,773	(11,516,321)	367,644
Total other assets, net	9,552,799	2,245,366	1,909,497	(11,516,321)	2,191,341
Total assets	$12,420,451	$11,045,623	$4,811,709	$(17,392,076)	$10,885,707
Current liabilities
Accounts payable	$5,183,033	$815,642	$343,531	$(5,758,697)	$583,509
Accrued liabilities	—	355,132	209,338	(117,058)	447,412
Total current liabilities	5,183,033	1,170,774	552,869	(5,875,755)	1,030,921
Long-term debt, net	3,396,581	4,537,551	421,405	(4,865,637)	3,489,900
Deferred income taxes	—	1,573,733	97,781	(22,985)	1,648,529
Pension and other liabilities	—	365,170	142,144	—	507,314
Total liabilities	8,579,614	7,647,228	1,214,199	(10,764,377)	6,676,664
Total Westlake Chemical Corporation stockholders' equity	3,840,837	3,398,395	3,229,304	(6,627,699)	3,840,837
Noncontrolling interests	—	—	368,206	—	368,206
Total equity	3,840,837	3,398,395	3,597,510	(6,627,699)	4,209,043
Total liabilities and equity	$12,420,451	$11,045,623	$4,811,709	$(17,392,076)	$10,885,707

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,596,952	$804,002	$(421,793)	$1,979,161
Cost of sales	—	1,346,983	641,349	(415,005)	1,573,327
Gross profit	—	249,969	162,653	(6,788)	405,834
Selling, general and administrative expenses	142	95,845	41,427	(6,788)	130,626
Transaction and integration-related costs	—	8,092	—	—	8,092
Income (loss) from operations	(142)	146,032	121,226	—	267,116
Other income (expense)
Interest expense	(38,160)	(45,783)	(34)	45,005	(38,972)
Other income (expense), net	37,282	3,550	3,635	(45,005)	(538)
Income (loss) before income taxes	(1,020)	103,799	124,827	—	227,606
Provision for (benefit from) income taxes	4,616	52,083	11,489	—	68,188
Equity in net income of subsidiaries	158,463	—	—	(158,463)	—
Net income	152,827	51,716	113,338	(158,463)	159,418
Net income attributable to noncontrolling interests	—	—	6,591	—	6,591
Net income attributable to Westlake Chemical Corporation	$152,827	$51,716	$106,747	$(158,463)	$152,827
Comprehensive income attributable to Westlake Chemical Corporation	$203,090	$51,776	$148,417	$(200,193)	$203,090

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$820,190	$553,173	$(287,302)	$1,086,061
Cost of sales	—	698,096	428,898	(282,299)	844,695
Gross profit	—	122,094	124,275	(5,003)	241,366
Selling, general and administrative expenses	950	44,020	21,461	(5,003)	61,428
Income (loss) from operations	(950)	78,074	102,814	—	179,938
Other income (expense)
Interest expense	(11,151)	(5,686)	(205)	11,127	(5,915)
Other income (expense), net	4,050	(1,183)	16,441	(11,127)	8,181
Income (loss) before income taxes	(8,051)	71,205	119,050	—	182,204
Provision for (benefit from) income taxes	(2,960)	55,671	13,873	—	66,584
Equity in net income of subsidiaries	116,215	—	—	(116,215)	—
Net income	111,124	15,534	105,177	(116,215)	115,620
Net income attributable to noncontrolling interests	—	—	4,496	—	4,496
Net income attributable to Westlake Chemical Corporation	$111,124	$15,534	$100,681	$(116,215)	$111,124
Comprehensive income attributable to Westlake Chemical Corporation	$119,686	$15,634	$102,296	$(117,930)	$119,686

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,176,677	$1,540,087	$(794,987)	$3,921,777
Cost of sales	—	2,706,258	1,224,009	(781,467)	3,148,800
Gross profit	—	470,419	316,078	(13,520)	772,977
Selling, general and administrative expenses	919	188,109	78,769	(13,520)	254,277
Transaction and integration-related costs	—	16,224	62	—	16,286
Income (loss) from operations	(919)	266,086	237,247	—	502,414
Other income (expense)
Interest expense	(76,345)	(91,460)	(840)	89,897	(78,748)
Other income (expense), net	74,439	3,293	16,698	(89,897)	4,533
Income (loss) before income taxes	(2,825)	177,919	253,105	—	428,199
Provision for (benefit from) income taxes	(851)	105,455	19,467	—	124,071
Equity in net income of subsidiaries	292,991	—	—	(292,991)	—
Net income	291,017	72,464	233,638	(292,991)	304,128
Net income attributable to noncontrolling interests	—	—	13,111	—	13,111
Net income attributable to Westlake Chemical Corporation	$291,017	$72,464	$220,527	$(292,991)	$291,017
Comprehensive income attributable to Westlake Chemical Corporation	$355,787	$72,449	$259,034	$(331,483)	$355,787

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,581,931	$1,122,992	$(643,675)	$2,061,248
Cost of sales	—	1,340,833	856,668	(633,204)	1,564,297
Gross profit	—	241,098	266,324	(10,471)	496,951
Selling, general and administrative expenses	1,557	81,017	42,634	(10,471)	114,737
Income (loss) from operations	(1,557)	160,081	223,690	—	382,214
Other income (expense)
Interest expense	(21,563)	(12,471)	(459)	21,893	(12,600)
Other income (expense), net	5,865	(75)	26,929	(21,893)	10,826
Income (loss) before income taxes	(17,255)	147,535	250,160	—	380,440
Provision for (benefit from) income taxes	(6,182)	117,874	24,192	—	135,884
Equity in net income of subsidiaries	245,325	—	—	(245,325)	—
Net income	234,252	29,661	225,968	(245,325)	244,556
Net income attributable to noncontrolling interests	—	—	10,304	—	10,304
Net income attributable to Westlake Chemical Corporation	$234,252	$29,661	$215,664	$(245,325)	$234,252
Comprehensive income attributable to Westlake Chemical Corporation	$281,443	$29,967	$254,514	$(284,481)	$281,443

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$291,017	$72,464	$233,638	$(292,991)	$304,128
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	193,594	101,305	—	294,899
Deferred income taxes	(126)	15,207	(119)	—	14,962
Net changes in working capital and other	(400,511)	(25,601)	(1,154)	292,991	(134,275)
Net cash provided by (used for) operating activities	(109,620)	255,664	333,670	—	479,714
Cash flows from investing activities
Additions to property, plant and equipment	—	(198,621)	(82,281)	—	(280,902)
Additions to cost method investment	—	(31,000)	—	—	(31,000)
Proceeds from disposition of assets	—	3	130	—	133
Proceeds from involuntary conversion of assets	—	1,672	—	—	1,672
Settlements of derivative instruments	—	(376)	—	—	(376)
Net cash used for investing activities	—	(228,322)	(82,151)	—	(310,473)
Cash flows from financing activities
Intercompany financing	241,210	(253,075)	11,865	—	—
Dividends paid	(49,315)	—	—	—	(49,315)
Distributions to noncontrolling interests	—	188,646	(204,679)	—	(16,033)
Proceeds from issuance of notes payable	—	—	3,544	—	3,544
Proceeds from drawdown of revolver	175,000	—	—	—	175,000
Restricted cash associated with term loan	154,000	—	—	—	154,000
Repayment of term loan	(150,000)	—	—	—	(150,000)
Repayment of notes payable	—	(520)	(4,381)	—	(4,901)
Repayment of revolver	(360,000)	—	—	—	(360,000)
Other, net	1,101	—	—	—	1,101
Net cash provided by (used for) financing activities	11,996	(64,949)	(193,651)	—	(246,604)
Effect of exchange rate changes on cash and cash equivalents	—	—	13,686	—	13,686
Net increase (decrease) in cash and cash equivalents	(97,624)	(37,607)	71,554	—	(63,677)
Cash and cash equivalents at beginning of period	146,990	53,006	259,457	—	459,453
Cash and cash equivalents at end of period	$49,366	$15,399	$331,011	$—	$395,776

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$234,252	$29,661	$225,968	$(245,325)	$244,556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	66,137	66,827	—	132,964
Deferred income taxes	(4,802)	96,990	10,802	—	102,990
Net changes in working capital and other	(274,585)	(38,234)	(43,124)	245,325	(110,618)
Net cash provided by (used for) operating activities	(45,135)	154,554	260,473	—	369,892
Cash flows from investing activities
Additions to property, plant and equipment	—	(94,775)	(192,385)	—	(287,160)
Proceeds from disposition of assets	—	7	98	—	105
Proceeds from sales and maturities of securities	302,432	—	—	—	302,432
Purchase of securities	(130,830)	(7,592)	—	—	(138,422)
Settlements of derivative instruments	—	(3,372)	—	—	(3,372)
Net cash provided by (used for) investing activities	171,602	(105,732)	(192,287)	—	(126,417)
Cash flows from financing activities
Intercompany financing	106,904	(212,948)	106,044	—	—
Debt issuance costs	(9,700)	—	—	—	(9,700)
Dividends paid	(47,317)	—	—	—	(47,317)
Distributions to noncontrolling interests	—	158,392	(166,476)	—	(8,084)
Proceeds from issuance of notes payable	—	—	3,842	—	3,842
Repayment of notes payable	—	—	(8,626)	—	(8,626)
Repurchase of common stock for treasury	(67,404)	—	—	—	(67,404)
Other	800	—	—	—	800
Net cash used for financing activities	(16,717)	(54,556)	(65,216)	—	(136,489)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,486		1,486
Net increase (decrease) in cash and cash equivalents	109,750	(5,734)	4,456	—	108,472
Cash and cash equivalents at beginning of period	303,131	6,818	352,576	—	662,525
Cash and cash equivalents at end of period	$412,881	$1,084	$357,032	$—	$770,997

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the second quarter of 2017, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene and ethylene derivatives, and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the second quarter of 2017. Falling crude oil prices have resulted in reduced prices and margins and may continue to do so. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East, and a number of new capacities announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Since the 2008 housing market collapse, continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which have negatively impacted our Vinyls segment operating rates and margins. However, since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Announced capacity is now complete and increasing demand driven by the improving economic growth and U.S. producers' competitive export position is expected to result in improved operating rates and caustic soda pricing. On August 31, 2016, we completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"). The combined company is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world. Westlake is the second-largest purchaser of ethylene in the U.S. and lower prices could positively impact our Vinyls segment.
The economic environment in the U. S. and globally appears to be improving. However, depending on the performance of the global economy in the remainder of 2017 and beyond, our financial condition, results of operations or cash flows could be negatively impacted.
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
Recent Developments
On August 1, 2017, our wholly owned subsidiary, Westlake Chemical Finance Corporation, entered into an amendment to the revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), resulting in the extension of the credit facility's maturity date from April 29, 2018 to April 29, 2021.
We completed an upgrade and capacity expansion of our Calvert City ethylene unit in April 2017. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually to a total annual ethylene capacity of 730 million pounds.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$358,392	$371,658	$744,334	$717,690
Styrene, feedstock and other	130,842	122,826	287,895	207,814
Total Olefins	489,234	494,484	1,032,229	925,504
Vinyls
PVC, caustic soda and other	1,157,317	462,472	2,288,446	893,374
Building products	332,610	129,105	601,102	242,370
Total Vinyls	1,489,927	591,577	2,889,548	1,135,744
Total	$1,979,161	$1,086,061	$3,921,777	$2,061,248

Income (loss) from operations
Olefins	$143,277	$140,564	$323,095	$289,799
Vinyls	143,320	52,208	214,761	114,324
Corporate and other	(19,481)	(12,834)	(35,442)	(21,909)
Total income from operations	267,116	179,938	502,414	382,214
Interest expense	(38,972)	(5,915)	(78,748)	(12,600)
Other income (expense), net	(538)	8,181	4,533	10,826
Provision for income taxes	68,188	66,584	124,071	135,884
Net income	159,418	115,620	304,128	244,556
Net income attributable to noncontrolling interests	6,591	4,496	13,111	10,304
Net income attributable to Westlake Chemical Corporation	$152,827	$111,124	$291,017	$234,252
Diluted earnings per share	$1.17	$0.85	$2.23	$1.79
EBITDA (1)	$411,208	$255,369	$801,846	$526,004
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+7.8%	-8.8%	+13.5%	-1.9%
Vinyls	+8.9%	+143.0%	+8.8%	+145.7%
Company average	+8.4%	+73.9%	+10.9%	+79.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average industry prices (1)
Ethane (cents/lb)	8.3	6.8	8.1	6.1
Propane (cents/lb)	14.9	11.7	15.9	10.4
Ethylene (cents/lb) (2)	27.6	25.9	29.4	23.5
Polyethylene (cents/lb) (3)	69.0	67.0	68.2	63.7
Styrene (cents/lb) (4)	84.4	65.2	85.0	61.6
Caustic soda ($/short ton) (5)	788.3	611.7	760.8	597.1
Chlorine ($/short ton) (6)	325.0	296.7	315.0	290.8
PVC (cents/lb) (7)	62.5	55.5	61.3	52.7
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Net cash provided by operating activities	$322,320	$240,957	$479,714	$369,892
Changes in operating assets and liabilities and other	(141,667)	(80,984)	(160,624)	(22,346)
Deferred income taxes	(21,235)	(44,353)	(14,962)	(102,990)
Net income	159,418	115,620	304,128	244,556
Add:
Depreciation and amortization	144,630	67,250	294,899	132,964
Interest expense	38,972	5,915	78,748	12,600
Provision for income taxes	68,188	66,584	124,071	135,884
EBITDA	$411,208	$255,369	$801,846	$526,004

Summary
For the quarter ended June 30, 2017, net income attributable to Westlake Chemical Corporation was $152.8 million, or $1.17 per diluted share, on net sales of $1,979.2 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $41.7 million, or $0.32 per diluted share, compared to the second quarter 2016 net income attributable to Westlake Chemical Corporation of $111.1 million, or $0.85 per diluted share, on net sales of $1,086.1 million. Net income for the second quarter of 2017 increased versus the prior year period primarily due to (1) earnings contributed by Axiall; (2) higher sales prices for our major products resulting in improved margins; (3) a lower second quarter 2017 effective tax rate primarily due to a lower estimated annual tax rate for 2017 as compared to the prior year; and (4) lower costs associated with planned turnrounds and unplanned outages. These increases were partially offset by higher interest expense due to increased debt balance. In addition, the second quarter of 2017 was also negatively impacted by pre-tax transaction and integration-related costs of approximately $8.1 million, or $0.04 per diluted share, associated with the integration of Axiall following its acquisition in August 2016. Net sales for the second quarter of 2017 increased by $893.1 million compared to net sales for the second quarter of 2016, mainly due to sales contributed by Axiall and higher sales prices for our major products. Income from operations was $267.1 million for the second quarter of 2017 as compared to $179.9 million for the second quarter of 2016. The increase in income from operations for the second quarter of 2017 was mainly a result of earnings contributed by Axiall and higher sales prices for most of our major products.
For the six months ended June 30, 2017, net income attributable to Westlake Chemical Corporation was $291.0 million, or $2.23 per diluted share, on net sales of $3,921.8 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $56.7 million, or $0.44 per diluted share, compared to the six months ended June 30, 2016 net income attributable to Westlake Chemical Corporation of $234.3 million, or $1.79 per diluted share, on net sales of $2,061.2 million. Net income for the six months ended June 30, 2017 increased versus the prior year period primarily due to (1) higher sales prices for our major products, resulting in improved margins; (2) earnings contributed by Axiall; and (3) a lower effective tax rate for the six months ended June 30, 2017 primarily due to certain discrete tax adjustments and a lower estimated annual tax rate for 2017 as compared to the prior year. These increases were partially offset by higher interest expense due to an increased debt balance and pre-tax transaction and integration-related costs of approximately $16.3 million associated with the integration of Axiall, or $0.09 per diluted share. Net sales for the six months ended June 30, 2017 increased by $1,860.6 million compared to net sales for the six months ended June 30, 2016, mainly due to sales contributed by Axiall and higher sales prices for our major products. Income from operations was $502.4 million for the six months ended June 30, 2017 as compared to $382.2 million for the six months ended June 30, 2016. The increase in income from operations for the six months ended June 30, 2017 was mainly a result of earnings contributed by Axiall and higher sales prices for most of our major products, resulting in higher integrated product margin.
RESULTS OF OPERATIONS
Second Quarter 2017 Compared with Second Quarter 2016
Net Sales. Net sales increased by $893.1 million, or 82.2%, to $1,979.2 million in the second quarter of 2017 from $1,086.1 million in the second quarter of 2016, primarily attributable to sales contributed by our Axiall subsidiaries and higher sales prices for our major products, partially offset by lower sales volumes for polyethylene and styrene. Average sales prices for the second quarter of 2017 increased by 8.4% as compared to the second quarter of 2016. Overall sales volumes increased by 73.9% as compared to the second quarter of 2016, primarily attributable to sales contributed by our Axiall subsidiaries, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage decreased to 20.5% in the second quarter of 2017 from 22.2% in the second quarter of 2016. The second quarter 2017 gross profit margin was lower primarily due to sales volume contributed by Axiall. Vinyls segment industry margins were lower as compared to those of the Olefins segment in the second quarter of 2017 and in the second quarter of 2016, and the Vinyls segment contributed to a proportionally larger sales volume in the second quarter of 2017 due to the Axiall acquisition. The decrease was partially offset by lower costs associated with the turnaround and outages during the second quarter of 2017 and an increase in sales prices of our major products, as compared to the second quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $76.9 million to $130.6 million in the second quarter of 2017 as compared to $53.7 million in the second quarter of 2016. This increase was mainly due to general and administrative costs with respect to the activities of Axiall for the second quarter of 2017, which primarily consisted of the payroll related costs and higher amortization costs related to the intangibles acquired as a result of the Merger, as compared to the prior-year period.

Transaction and Integration-related Costs. Transaction and integration-related costs were $8.1 million in the second quarter of 2017, which primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration costs and consulting fees related to the Merger. The transaction and integration-related costs of $7.7 million for the second quarter of 2016 primarily consisted of consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $33.1 million to $39.0 million in the second quarter of 2017 from $5.9 million in the second quarter of 2016 primarily as a result of higher average debt outstanding for the period as well as decreased capitalized interest on major capital projects in the second quarter of 2017 as compared to the second quarter of 2016. The debt balance increased in the second half of 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.
Other Income (Expense), Net. Other income, net decreased by $8.7 million to an expense of $0.5 million in the second quarter of 2017 from an income of $8.2 million in the second quarter of 2016. The decrease was primarily attributable to a decline in interest income, decline in dividends from cost method investments and the negative impact of foreign exchange changes, partially offset by higher earnings from equity method investments in the second quarter of 2017.
Income Taxes. The effective income tax rate was 30.0% for the second quarter of 2017. The effective income tax rate for the second quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective tax rate was 36.5% for the three months ended June 30, 2016. The effective income tax rate for the second quarter of 2016 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction and income attributable to noncontrolling interests.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased marginally by $5.3 million, or 1.1%, to $489.2 million in the second quarter of 2017 from $494.5 million in the second quarter of 2016, primarily due to lower sales volumes for polyethylene and styrene, as compared to the prior-year period, partially offset by higher sales prices for our major products and higher sales volume of ethylene co-products, as compared to the second quarter of 2016. Average sales volumes for the Olefins segment decreased by 8.8% in the second quarter of 2017 as compared to the second quarter of 2016. Average sales prices for the Olefins segment increased by 7.8% in the second quarter of 2017 as compared to the second quarter of 2016.
Income from Operations. Income from operations for the Olefins segment increased by $2.7 million to $143.3 million in the second quarter of 2017 from $140.6 million in the second quarter of 2016. This increase was mainly attributable to higher olefins integrated product margins, primarily due to higher sales prices for our major products and higher production rates. These increases were partially offset by lower sales volumes for polyethylene and styrene. The second quarter of 2016 was negatively impacted by our planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit. Trading activity in the second quarter of 2017 resulted in a loss of $0.4 million as compared to a gain of $11.6 million in the second quarter of 2016.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $898.3 million, or 151.8%, to $1,489.9 million in the second quarter of 2017 from $591.6 million in the second quarter of 2016. This increase was mainly attributable to sales contributed by Axiall. Average sales prices for the Vinyls segment increased by 8.9% in the second quarter of 2017 as compared to the second quarter of 2016. Average sales volumes for the Vinyls segment increased by 143.0% in the second quarter of 2017 as compared to the second quarter of 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment increased by $91.1 million to $143.3 million in the second quarter of 2017 from $52.2 million in the second quarter of 2016. This increase was mainly attributable to the earnings contributed by Axiall and higher sales prices for PVC resin and caustic soda. These increases were partially offset by higher feedstock and energy prices during the quarter ended June 30, 2017, as compared to the prior-year period.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Net Sales. Net sales increased by $1,860.6 million, or 90.3%, to $3,921.8 million for the six months ended June 30, 2017 from $2,061.2 million for the six months ended June 30, 2016, primarily attributable to sales contributed by Axiall and higher sales prices for our major products, partially offset by lower sales volumes for polyethylene and styrene, as compared to the six months ended June 30, 2016. Average sales prices for the six months ended June 30, 2017 increase by 10.9% as compared to the six months ended June 30, 2016. Overall sales volumes increase by 79.4% as compared to the six months ended June 30, 2016, primarily attributable to sales contributed by our Axiall subsidiaries, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage decreased to 19.7% for the six months ended June 30, 2017 from 24.1% in the six months ended June 30, 2016. The gross profit margin for the six months ended June 30, 2017 was lower primarily due to sales volume contributed by Axiall. Vinyls segment industry margins were lower as compared to those of the Olefins segment for the six months ended June 30, 2017 and in the six months ended June 30, 2016, and the Vinyls segment contributed to a proportionally larger sales volume in the six months ended June 30, 2017 due to the Axiall acquisition. The above decrease was partially offset by the increase in sales price of our major products, as compared to the six months ended June 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $147.3 million to $254.3 million for the six months ended June 30, 2017 as compared to $107.0 million in the six months ended June 30, 2016. This increase was mainly due to general and administrative costs with respect to the activities of Axiall for the six months ended June 30, 2017, which primarily consisted of the payroll related costs and higher amortization costs related to the intangibles acquired as a result of the Merger, as compared to the prior-year period.
Transaction and Integration-related Costs. Transaction and integration-related costs were $16.3 million for the six months ended June 30, 2017, which primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration costs and consulting fees related to the Merger. The transaction and integration costs of $7.7 million for the six months ended June 30, 2016 primarily consisted of consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $66.1 million to $78.7 million for the six months ended June 30, 2017 from $12.6 million for the six months ended June 30, 2016 primarily as a result of higher average debt outstanding for the period as well as decreased capitalized interest on major capital projects in the six months ended June, 30 2017 as compared to the six months ended June 30, 2016. The debt balance increased in the second half of 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.
Other Income, Net. Other income, net decreased by $6.3 million to $4.5 million in the six months ended June 30, 2017 from $10.8 million in the six months ended June 30, 2016. The decrease was primarily attributable to a decline in interest income and the negative impact of foreign exchange changes in the six months ended June 30, 2017, partially offset by increased earnings from equity method investments and increased dividends from cost method investments in the six months ended June 30, 2017.
Income Taxes. The effective income tax rate was 29.0% for the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 35.7% for the six months ended June 30, 2016. The effective income tax rate for the six months ended June 30, 2016 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic manufacturing deduction, income attributable to noncontrolling interests and the foreign earnings rate differential.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $106.7 million, or 11.5%, to $1,032.2 million in the six months ended June 30, 2017 from $925.5 million in the six months ended June 30, 2016, primarily due to higher sales prices for our major products and higher sales volume of ethylene co-products and ethylene, partially offset by lower sales volumes for polyethylene and styrene, as compared to the prior-year period. Average sales prices for the Olefins segment increased by 13.5% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Average sales volumes for the Olefins segment decreased by 1.9% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Income from Operations. Income from operations for the Olefins segment increased by $33.3 million to $323.1 million in the six months ended June 30, 2017 from $289.8 million in the six months ended June 30, 2016. This increase was mainly attributable to higher olefins integrated product margins, primarily due to higher sales prices for our major products and higher sales volume of ethylene co-products, higher production rates and lower costs associated with the turnaround and outages as compared to the prior-year period. These increases were partially offset by lower sales volumes for polyethylene and styrene. The six months ended June 30, 2016 was negatively impacted by the planned turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit along with other unplanned outages. Trading activity in the six months ended June 30, 2017 resulted in a loss of $9.6 million as compared to a gain of $15.6 million in the six months ended June 30, 2016.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $1,753.8 million, or 154.4%, to $2,889.5 million in the six months ended June 30, 2017 from $1,135.7 million in the six months ended June 30, 2016. This increase was mainly attributable to sales contributed by Axiall and higher sales prices for our major products. Average sales prices for the Vinyls segment increased by 8.8% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Average sales volumes for the Vinyls segment increased by 145.7% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment increased by $100.5 million to $214.8 million in the six months ended June 30, 2017 from $114.3 million in the six months ended June 30, 2016. This increase was mainly attributable to the earnings contributed by Axiall and higher sales prices of PVC resin and caustic soda. These increases were partially offset by unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion at the Calvert City facility and other planned turnarounds and unplanned outages during the six months ended June 30, 2017.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
Cash Flows
Operating Activities
Operating activities provided cash of $479.7 million in the first six months of 2017 compared to cash provided by operating activities of $369.9 million in the first six months of 2016. The $109.8 million increase in cash flows from operating activities was mainly due to an increase in income from operations and lower turnaround related expenditures during the six months ended June 30, 2017 as compared to the prior-year period, partially offset by an increase in working capital requirements and an unfavorable change in deferred taxes. The increase in income from operations for the first six months of 2017 was mainly a result of higher sales prices for most of our major products, resulting in a higher integrated product margin and earnings contributed by Axiall. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $120.9 million in the first six months of 2017, compared to $45.5 million of cash used in the first six months of 2016, an unfavorable change of $75.4 million. The change was mainly driven by unfavorable changes in accounts receivable and accrued liabilities, partially offset by favorable changes in inventory, prepaid and other current assets and accounts payable.
Investing Activities
Net cash used for investing activities during the first six months of 2017 was $310.5 million as compared to net cash used for investing activities of $126.4 million in the first six months of 2016. Capital expenditures were $280.9 million in the first six months of 2017 compared to $287.2 million in the first six months of 2016. Capital expenditures in the first six months of 2017 were primarily incurred on the upgrade and expansion of OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in the first six months of 2016 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first six months of 2017 and 2016 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In addition, we spent $31.0 million in the first three months of 2017 related to our contribution to Lotte Chemical USA Corporation to fund the construction costs of the ethylene plant. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion. Investing activities in the first six months of 2016 included purchases of securities totaling $138.4 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $302.4 million from the sales and maturities of our investments in the first six months of 2016.

Financing Activities
Net cash used for financing activities during the first six months of 2017 was $246.6 million as compared to net cash used for financing activities of $136.5 million in the first six months of 2016. We used $150.0 million and $360.0 million, respectively, for the full repayment of our term loan and the partial repayment of the Credit Agreement in the first six months of 2017. These uses were partially offset by a drawdown under the Credit Agreement of $175.0 million in the first six months of 2017. The restriction on $154.0 million of cash was also removed as a result of the repayment of the term loan in the first six months of 2017. The remaining activities during the first six months of 2017 were primarily related to the $49.3 million payment of cash dividends, the $16.0 million payment of cash distributions to noncontrolling interests and the $0.4 million payment of debt issuance costs. In addition, we repaid $4.9 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $3.5 million of proceeds from the issuance of such notes payable. The financing activities during the first six months of 2016 were mainly related to the $67.4 million of cash used for repurchases of shares of our common stock, the $47.3 million payment of cash dividends, the $8.1 million payment of cash distributions to noncontrolling interests, and the $9.7 million of structuring and other fees incurred in connection with a senior unsecured bridge loan facility that we entered into in connection with the Merger.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. During the three months ended June 30, 2017, no shares of our common stock were repurchased under the 2014 Program. As of June 30, 2017, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Merger, we became party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225.0 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up during the first quarter of 2019. As of June 30, 2017, we had funded approximately $90.4 million of our portion of the construction costs of the ethylene plant.
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
Cash and Cash Equivalents
As of June 30, 2017, our cash and cash equivalents totaled $395.8 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.

Debt
As of June 30, 2017, our indebtedness, including current maturities, totaled $3.5 billion, consisting of $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (collectively, the "Senior Notes"), $624.8 million aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% 2021 Senior Notes"), $63.2 million aggregate principal amount of the 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes"), $250.0 million principal amount of 3.60% senior notes due 2022 (the "3.6% senior notes due 2022"), $433.8 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% 2023 Senior Notes"), $16.2 million aggregate principal amount of the 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes"), $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes"), $140.0 million borrowings outstanding under the Credit Agreement and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit), plus unamortized premium net of unamortized discount and debt issuance costs of $3.0 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of June 30, 2017, debt outstanding under the Credit Agreement, tax-exempt waste disposal revenue bonds and the term loan facility bore interest at a variable rate. As of June 30, 2017, we were in compliance with all of the covenants with respect to the Senior Notes, the 4,625% 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% senior notes due 2022, the 4.875% 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the Credit Agreement and our waste disposal revenue bonds.
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
At June 30, 2017, we had $140.0 million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.0% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating. The Credit Agreement matures on August 23, 2021. As of June 30, 2017, we had outstanding letters of credit totaling $76.5 million and borrowing availability of $783.5 million under the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains customary events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of June 30, 2017, we were in compliance with the total leverage ratio financial maintenance covenant.
GO Zone and IKE Zone Bonds
As of June 30, 2017, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% 2035 GO Zone Senior Notes and 6 ½% 2035 IKE Zone Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2016 Form 10-K for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
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

3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we issued $750.0 million aggregate principal amount of the 3.60% 2026 Senior Notes and $700.0 million aggregate principal amount of the 5.0% 2046 Senior Notes. In connection with the private offering and issuance of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, we entered into a registration rights agreement pursuant to which, among other things, we agreed to file with the SEC a registration statement relating to an offer to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for the 2026 and 2046 Exchange Notes containing terms substantially identical to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes (except that the transfer restrictions on the 2026 and 2046 Exchange Notes will be modified or eliminated and there will be no registration rights). On March 27, 2017, we commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100.00% of the 5.0% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes that were not exchanged pursuant to the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or the 5.0% 2046 Senior Notes in excess of $40.0 million are guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The indenture governing the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets. References to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes in this paragraph refer to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes that were exchanged in the exchange offers described in the preceding paragraph as well as the 3.60% 2026 Senior Notes that were not exchanged in such exchange offers.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, we issued $624.8 million aggregate principal amount of the 4.625% 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% 2023 Senior Notes upon the closing of our offers to exchange any and all of the $688.0 million aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly owned subsidiary of Axiall, and the $450.0 million aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In connection with the private offering and issuance of the 4.625% 2021 Senior Notes and the 4.875% Senior Notes, we entered into a registration rights agreement pursuant to which, among other things, we agreed to file with the SEC a registration statement relating to an offer to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new SEC registered notes (the "2021 and 2023 Exchange Notes") containing terms substantially identical to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes except that the transfer restrictions on the 2021 and 2023 Exchange Notes will be modified or eliminated and there will be no registration rights). On March 27, 2017, we commenced registered exchange offers to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new notes that are identical in all material respects to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and 100.00% of the 4.625% 2021 Senior Notes and 100.00% of the 4.875% 2023 Senior Notes were exchanged.
All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.625% 2021 Senior Notes or the 4.875% 2023 Senior Notes in excess of $40.0 million are guarantors of the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes. The indenture governing the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes contains customary events of default and covenants that will restrict our and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our or their assets. References to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes in this paragraph refer to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes that were exchanged in the exchange offers described in the preceding paragraph.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Partners. On August 1, 2017, the revolving credit facility was amended to extend the maturity from 2018 to 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2017, outstanding borrowings under the credit facility totaled $135.3 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of June 30, 2017, outstanding borrowings under the credit facility totaled $421.2 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2017, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $11.1 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $5.0 million. Additional information concerning derivative commodity instruments appears in Notes 14 and 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2017, we had $150.9 million principal amount of variable rate debt outstanding. All of the debt outstanding under the Credit Agreement and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $150.9 million as of June 30, 2017 was 2.4%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $1.5 million. Also, at June 30, 2017, we had $3.3 billion aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $33.4 million.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2017	882	$65.32	—	$171,285,000
May 2017	334	$63.18	—	$171,285,000
June 2017	345	$62.20	—	$171,285,000
	1,561	$64.17	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of June 30, 2017, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 19, 2017 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 19, 2017, File No. 001-32260).

10.1
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated effective as of May 19, 2017) (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 19, 2017, File No. 001-32260).

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 3, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 19, 2017 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 19, 2017, File No. 001-32260).

10.1
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated effective as of May 19, 2017) (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 19, 2017, File No. 001-32260).

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