Form 10-Q
period 2017-09-30
WESTLAKE CHEMICAL CORP
filed 2017-11-07
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 31, 2017 was 129,107,447.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016

	(in thousands of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$678,233	$459,453
Accounts receivable, net	1,142,979	938,743
Inventories	834,835	801,100
Prepaid expenses and other current assets	34,860	48,493
Restricted cash	8,626	160,527
Total current assets	2,699,533	2,408,316
Property, plant and equipment, net	6,343,637	6,420,062
Other assets, net
Goodwill	1,011,342	946,553
Customer relationships, net	635,884	611,615
Other intangible assets, net	166,166	175,839
Deferred charges and other assets, net	387,563	327,868
Total other assets, net	2,200,955	2,061,875
Total assets	$11,244,125	$10,890,253
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$560,804	$496,259
Accrued liabilities	609,472	537,483
Term loan	—	149,341
Total current liabilities	1,170,276	1,183,083
Long-term debt, net	3,349,402	3,678,654
Deferred income taxes	1,660,914	1,650,575
Pension and other post-retirement benefits	367,705	364,819
Other liabilities	144,329	121,077
Total liabilities	6,692,626	6,998,208
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2017 and December 31, 2016, respectively	1,347	1,347
Common stock, held in treasury, at cost; 5,551,693 and 5,726,377 shares at September 30, 2017 and December 31, 2016, respectively	(314,694)	(319,339)
Additional paid-in capital	558,423	550,641
Retained earnings	3,837,644	3,412,286
Accumulated other comprehensive loss	(13,946)	(121,306)
Total Westlake Chemical Corporation stockholders' equity	4,068,774	3,523,629
Noncontrolling interests	482,725	368,416
Total equity	4,551,499	3,892,045
Total liabilities and equity	$11,244,125	$10,890,253
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands of dollars, except per share data and share amounts)
Net sales	$2,108,889	$1,279,028	$6,030,666	$3,340,276
Cost of sales	1,610,837	1,076,895	4,759,637	2,641,192
Gross profit	498,052	202,133	1,271,029	699,084
Selling, general and administrative expenses	125,642	72,729	379,919	179,757
Transaction and integration-related costs	6,663	82,841	22,949	90,550
Income from operations	365,747	46,563	868,161	428,777
Other income (expense)
Interest expense	(40,036)	(24,366)	(118,784)	(36,966)
Other income, net	2,058	41,265	6,591	52,091
Income before income taxes	327,769	63,462	755,968	443,902
Provision for (benefit from) income taxes	108,619	(6,552)	232,690	129,332
Net income	219,150	70,014	523,278	314,570
Net income attributable to noncontrolling interests	8,318	4,352	21,429	14,656
Net income attributable to Westlake Chemical Corporation	$210,832	$65,662	$501,849	$299,914
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.62	$0.51	$3.87	$2.31
Diluted	$1.61	$0.51	$3.85	$2.29
Weighted average common shares outstanding:
Basic	129,069,186	128,793,661	129,033,597	129,519,577
Diluted	129,888,968	129,379,956	129,789,965	130,103,897
Dividends per common share	$0.2100	$0.1906	$0.5912	$0.5536
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands of dollars)
Net income	$219,150	$70,014	$523,278	$314,570
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	—	(206)	—	(412)
Amortization of benefits liability	529	369	1,600	1,072
Income tax provision on pension and other post- retirement benefits liability	(193)	(60)	(543)	(251)
Foreign currency translation adjustments
Foreign currency translation	39,714	6,453	108,166	15,758
Income tax provision on foreign currency translation	(76)	—	(1,603)	—
Net unrealized holding gains (losses) on investments
Unrealized holding gains on investments	—	1,550	—	61,524
Reclassification of net realized gains to net income	—	(52,401)	—	(53,720)
Income tax provision on available-for-sale investments	—	18,270	—	(2,805)
Other	(96)	—	(260)	—
Other comprehensive income (loss), net of income taxes	39,878	(26,025)	107,360	21,166
Comprehensive income	259,028	43,989	630,638	335,736
Comprehensive income attributable to noncontrolling interests, net of tax of $846 and $0 for the three months ended September 30, 2017 and 2016, respectively; and $2,467 and $0 for the nine months ended September 30, 2017 and 2016, respectively.	4,628	4,352	17,288	14,656
Comprehensive income attributable to Westlake Chemical Corporation	$254,400	$39,637	$613,350	$321,080
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$523,278	$314,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	448,533	227,193
Provision for doubtful accounts	3,771	1,176
Amortization of debt issuance costs	3,471	1,018
Stock-based compensation expense	16,740	6,588
Loss from disposition of property, plant and equipment	14,319	6,541
Gains realized on previously held shares of Axiall common stock and from sales of securities	—	(53,720)
Write-off of debt issuance costs	659	—
Deferred income taxes	23,294	105,910
Windfall tax benefits from share-based payment arrangements	—	(1,190)
Dividends in excess of income from equity method investments	(2,132)	(61)
Gain on involuntary conversion of assets	(1,672)	—
Other losses (gains), net	(6,659)	833
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(185,153)	(92,311)
Inventories	23,945	(6,124)
Prepaid expenses and other current assets	16,788	1,631
Accounts payable	60,899	34,109
Accrued liabilities	57,419	73,157
Other, net	(34,836)	(75,160)
Net cash provided by operating activities	962,664	544,160
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(2,437,829)
Additions to property, plant and equipment	(414,271)	(467,330)
Additions to cost method investment	(47,000)	(4,000)
Proceeds from disposition of assets	171	213
Proceeds from involuntary conversion of assets	1,672	—
Proceeds from sales and maturities of securities	—	662,938
Purchase of securities	—	(138,422)
Settlements of derivative instruments	(7)	(4,655)
Net cash used for investing activities	(459,435)	(2,389,085)
Cash flows from financing activities
Debt issuance costs	(376)	(35,207)
Dividends paid	(76,491)	(71,933)
Distributions to noncontrolling interests	(20,767)	(12,300)
Net proceeds from issuance of Westlake Chemical Partners LP common units	110,739	—
Proceeds from debt issuance	—	1,428,512
Proceeds from issuance of notes payable	5,946	5,597
Proceeds from term loan and drawdown of revolver	225,000	600,000
Restricted cash associated with term loan	154,000	(154,000)
Repayment of term loan	(150,000)	—
Repayment of notes payable	(6,695)	(10,602)
Repayment of revolver	(550,000)	(125,000)
Repurchase of common stock for treasury	—	(67,406)
Other	2,204	2,840
Net cash provided by (used for) financing activities	(306,440)	1,560,501
Effect of exchange rate changes on cash and cash equivalents	21,991	2,418
Net increase (decrease) in cash and cash equivalents	218,780	(282,006)
Cash and cash equivalents at beginning of period	459,453	662,525
Cash and cash equivalents at end of period	$678,233	$380,519
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2016 consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"), filed with the SEC on February 22, 2017. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2016.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and the changes in its cash position for the nine months ended September 30, 2017 and 2016.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows. The Company has completed a preliminary assessment including detailed review of a representative sample of contracts with customers. The Company does not believe that adoption of the new accounting standard will materially impact timing or amounts of revenue recognized for the majority of its sales. The Company intends to elect the modified retrospective method of adoption.

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
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (ASU No. 2017-12)
In August 2017, the FASB issued an accounting standards update to improve financial reporting of hedging relationships, to better portray the economic results of an entity's risk management activities in the financial statements and to simplify application of hedge accounting guidance. The accounting standard eliminates certain hedge effectiveness measurement and reporting requirements and expands the types of permissible hedging strategies. The accounting standard will be effective for reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance, to be applied retrospectively to the beginning of the fiscal year. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

2. Acquisition
On August 31, 2016, the Company completed its acquisition of, and acquired all the remaining equity interest in, Axiall Corporation ("Axiall"), a Delaware corporation. Prior to the acquisition, the Company held 3.1 million shares in Axiall. Pursuant to the terms of the Agreement and Plan of Merger, dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a Delaware corporation that is a wholly-owned subsidiary of Westlake ("Merger Sub"), the Company acquired all of the remaining issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. Pursuant to the Merger Agreement, Merger Sub was merged with and into Axiall and Axiall survived the merger as a wholly-owned subsidiary of the Company (the "Merger"). The combined company is the third-largest global chlor-alkali producer and the third-largest global polyvinyl chloride ("PVC") producer. The Company's management believes that this strategic acquisition will enhance its strategy of integration and will further strengthen its role in the North American markets.
Axiall produces a highly integrated chain of chlor-alkali and derivative products, including chlorine, caustic soda, vinyl chloride monomer ("VCM"), PVC resin, PVC compounds and chlorinated derivative products. Axiall also manufactures and sells building products, including siding, trim, mouldings, pipe and pipe fittings.
Total consideration transferred for the Merger was $2,539,360. The Merger was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company's Vinyls segment.
For the nine months ended September 30, 2016, the Company recognized $90,550 of transaction and integration-related costs. This included acquisition-related costs of $43,895 for advisory, consulting and professional fees and other expenses during the nine months ended September 30, 2016. Transaction and integration-related costs also included $46,655 during the nine months ended September 30, 2016 related to the settlement of Axiall share-based awards, retention agreement costs and severance benefits provided to former Axiall employees in connection with the Merger.
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $942,096 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill in the consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Final Purchase Consideration as of August 31, 2016
Closing stock purchase:
Offer per share	$33.00
Multiplied by number of shares outstanding at acquisition (in thousands of shares)	67,277
Fair value of Axiall shares outstanding purchased by the Company	2,220,141
Plus:
Axiall debt repaid at acquisition	247,135
Seller's transaction costs paid by the Company (1)	47,458
Total fair value of consideration transferred	2,514,734

Fair value of Axiall share-based awards attributed to pre-combination service (2)	11,346
Additional settlement value of shares acquired	13,280
Purchase consideration	2,539,360

Fair value of previously held equity interest in Axiall (3)	102,300
Total fair value allocated to net assets acquired	$2,641,660
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table summarizes the purchase price allocation:

Net Assets Acquired as of August 31, 2016
Cash	$88,251
Accounts receivable (1)	422,274
Income tax receivable	50,980
Inventories (2)	349,205
Prepaid expenses and other current assets	55,462
Property, plant and equipment (2)	2,942,162
Customer relationships (weighted average lives of 9.8 years) (3)	670,000
Other intangible assets:
Trade name (weighted average lives of 6.8 years)	50,000
Technology (weighted average lives of 5.4 years)	41,500
Supply contracts and leases (weighted average lives of 6.3 years)	27,288
Other assets	93,875
Total assets acquired	4,790,997
Accounts and notes payable	254,041
Interest payable	8,154
Income tax payable	1,607
Accrued compensation	44,186
Accrued liabilities	154,290
Deferred income taxes (4)	958,304
Tax reserve non-current	3,130
Pension and other post-retirement obligations	311,106
Other liabilities	101,325
Long-term debt	1,187,290
Total liabilities assumed	3,023,433
Total identifiable net assets acquired	1,767,564
Noncontrolling interest	(68,000)
Goodwill	942,096
Total fair value allocated to net assets acquired	$2,641,660
______________________________

(1)	The fair value of accounts receivable acquired was $422,274, with the gross contractual amount being $434,834. The Company expects $12,560 to be uncollectible.

(2)
The Company obtained additional information related to its inventories and property, plant and equipment which led to an increase in inventories of $43,047, a decrease in property, plant and equipment of $192,579 and a corresponding increase in goodwill of $149,532 compared to the estimated fair values included in the 2016 Form 10-K.

(3)
The Company obtained additional information related to its customer relationship balances which led to an increase in customer relationships of $80,000 and a corresponding decrease in goodwill compared to the estimated fair values included in the 2016 Form 10-K.

(4)	Decreases in the estimated fair values of identified assets acquired led to a decrease in deferred income taxes of $26,824 compared to the estimated fair values included in the 2016 Form 10-K.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The pro forma information for the nine months ended September 30, 2016 was as follows:

Pro Forma Nine Months Ended September 30, 2016
Net sales	$5,345,365
Net income (1)	$277,567
Net income attributable to noncontrolling interest	16,404
Net income attributable to Westlake Chemical Corporation (1)	$261,163
Earnings per common share attributable to Westlake Chemical Corporation
Basic	$2.01
Diluted	$2.00
_____________

(1)
The pro forma net income amounts include Axiall's historical charges recorded during the eight-month period prior to the closing of the Merger for (1) divestitures; (2) restructuring; and (3) legal and settlement claims, net, of $26,666, $22,881 and $23,376, respectively. These amounts have not been eliminated for pro forma purposes because they do not relate to nonrecurring, transaction specific costs related to the Merger.

The pro forma amounts above have been calculated after applying the Company's accounting policies and adjusting the Axiall results to reflect (1) the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016; (2) the elimination of net sales and cost of sales between the Company and Axiall; (3) additional pension service costs; (4) amortization of debt premium and accretion of asset retirement obligations and environmental liabilities as part of the Company's adjustments to fair value; (5) incremental interest expense that would have been incurred assuming the financing arrangements entered by the Company and repayment of a portion of Axiall's outstanding debt had occurred on January 1, 2016; (6) the elimination of transaction-related costs; and (7) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Merger, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Merger had occurred as of January 1, 2016 or of future operating performance.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $31,682 at September 30, 2017, which was primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. The Company had restricted cash and cash equivalents of $186,216 at December 31, 2016, which was primarily related to balances deposited with and held as security by the lender under the Company's term loan facility and for distributions to certain of the Company's current and former employees. The current portion of restricted cash and cash equivalents was $8,626 and $160,527 at September 30, 2017 and December 31, 2016, respectively. The noncurrent portion of restricted cash and cash equivalents was $23,056 and $25,689 at September 30, 2017 and December 31, 2016, respectively, and is reflected in deferred charges and other assets, net in the consolidated balance sheets.
Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at September 30, 2017 or at December 31, 2016.
There were no sales or maturities of available-for-sale securities during the three and nine months ended September 30, 2017. The proceeds from sales and maturities of available-for-sale securities included in the consolidated statement of cash flows and the gross realized gains and losses included in the consolidated statement of operations for the three and nine months ended September 30, 2016 are reflected in the table below. The cost of securities sold was determined using the specific identification method.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Proceeds from sales and maturities of securities	$360,506	$662,938
Gross realized gains	52,414	53,755
Gross realized losses	(13)	(35)
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2017	December 31, 2016
Trade customers	$1,111,563	$819,739
Affiliates	7,601	7,982
Allowance for doubtful accounts	(21,961)	(17,991)
	1,097,203	809,730
Federal and state taxes	16,657	90,414
Other	29,119	38,599
Accounts receivable, net	$1,142,979	$938,743
5. Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished products	$488,061	$500,861
Feedstock, additives and chemicals	213,144	216,877
Materials and supplies	133,630	83,362
Inventories	$834,835	$801,100
6. Property, Plant and Equipment
As of September 30, 2017, the Company had property, plant and equipment, net totaling $6,343,637. The Company assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Company when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Depreciation expense on property, plant and equipment of $116,160 and $75,143 is primarily included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense on property, plant and equipment of $334,545 and $189,114 is primarily included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively.
7. Other Assets
Amortization expense on intangible and other assets included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$10,834	$10,061	$33,121	$24,452
Selling, general and administrative	26,792	9,114	81,323	13,888
Total amortization expense	$37,626	$19,175	$114,444	$38,340
Goodwill
The gross carrying amounts of goodwill and the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2016	$29,990	$916,563	$946,553
Goodwill acquired during the period	—	—	—
Measurement period adjustment	—	54,605	54,605
Effects of changes in foreign exchange rates	—	10,184	10,184
Balance at September 30, 2017	$29,990	$981,352	$1,011,342
The Company performed its annual impairment tests for the Vinyls reporting units in the second quarter of 2017 and did not identify any impairment.
8. Term Loan
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

9. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017			December 31, 2016
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
Revolving credit facility	$—	$—	$—	$325,000	$—	$325,000
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	624,793	21,881	646,674	624,793	26,837	651,630
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63,207	2,343	65,550	63,207	2,862	66,069
3.60% senior notes due 2022	250,000	(1,635)	248,365	250,000	(1,891)	248,109
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	433,793	11,791	445,584	433,793	13,431	447,224
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16,207	477	16,684	16,207	540	16,747
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750,000	(10,031)	739,969	750,000	(10,757)	739,243
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	—	10,889	10,889	—	10,889
6 ½% tax-exempt senior notes due 2029	100,000	(861)	99,139	100,000	(916)	99,084
6 ¾% tax-exempt senior notes due 2032	250,000	(605)	249,395	250,000	(1,883)	248,117
6 ½% tax-exempt senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89,000	(806)	88,194	89,000	(839)	88,161
6 ½% tax-exempt senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65,000	(578)	64,422	65,000	(602)	64,398
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700,000	(25,463)	674,537	700,000	(26,017)	673,983
Long-term debt, net	$3,352,889	$(3,487)	$3,349,402	$3,677,889	$765	$3,678,654
Credit Agreement
The Company has a $1,000,000 revolving credit facility that matures on August 23, 2021 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% depending on the credit rating of the Company. At September 30, 2017, the Company had no borrowings outstanding under the Credit Agreement. As of September 30, 2017, the Company had outstanding letters of credit totaling $45,414 and borrowing availability of $954,586 under the Credit Agreement. As of September 30, 2017, the Company was in compliance with the total leverage ratio financial maintenance covenant.

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
GO Zone Bonds
During September 2017, the Company directed the Louisiana Local Government Authority Environmental Facilities and Community Development Authority (the “Authority”) to optionally redeem in full $250,000 aggregate principal amount of the 2007 Series revenue bonds (the “GO Zone Bonds”) on November 1, 2017. The GO Zone Bonds were issued by the Authority in December 2007 under the Gulf Opportunity Zone Act of 2005 (GO Zone Act) for the benefit of the Company and were subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2017 for 100% of the principal plus accrued interest. In connection with the redemption of the Go Zone Bonds, the Authority is required to cause the GO Zone Bonds trustee to surrender the 6 ¾% tax exempt senior notes due November 2032 to the Senior Notes trustee for cancellation. The Company used cash on hand to fund the redemption of the GO Zone Bonds.
As of September 30, 2017, the Company was in compliance with all of the covenants with respect to the Credit Agreement, 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 4.625% Westlake 2021 Senior Notes, 4.875% Westlake 2023 Senior Notes, 3.60% Senior Notes Due 2022, 6 ½% tax-exempt senior notes due 2029, the 6 ¾% tax-exempt senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes and the waste disposal revenue bonds.
Unamortized debt issuance costs on Long-term debt were $21,547 and $24,113 at September 30, 2017 and December 31, 2016, respectively.
10. Pension and Post-Retirement Benefits
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Defined Benefit Plans
Components of net periodic benefit cost (income) for the Company's pension plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,336	$528	$315	$318	$4,007	$1,509	$315	$777
Expected administrative expenses	—	—	730	—	—	—	730	—
Interest cost	6,198	615	2,191	622	18,594	1,754	1,553	1,763
Expected return on plan assets	(9,976)	(162)	(3,800)	(50)	(29,928)	(466)	(5,260)	(50)
Amortization of net loss	297	217	338	—	892	663	978	—
Net periodic benefit cost (income)	$(2,145)	$1,198	$(226)	$890	$(6,435)	$3,460	$(1,684)	$2,490
The Company made $8,108 of contributions to its U.S. pension plans and $659 of contributions to its non-U.S. pension plans during the first nine months of 2017. The Company made no contributions to its U.S. and non-U.S. pension plans during the first nine months of 2016.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and, based on preliminary estimates, the Company expects to make contributions of approximately $2,569 to its U.S. pension plans and approximately $143 to its non-U.S. pension plans during the remainder of the fiscal year ending December 31, 2017.
Other Post-retirement Benefits
Components of net periodic benefit cost for the Company's other post-retirement benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$163	$14	$72	$1	$489	$41	$81	$1
Interest cost	500	35	250	3	1,499	100	540	3
Amortization of net loss	15	—	31	—	45	—	94	—
Net periodic benefit cost	$678	$49	$353	$4	$2,033	$141	$715	$4

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

11. Stockholders' Equity
Changes in stockholders' equity for the nine months ended September 30, 2017 and 2016 were as follows:

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2016	$1,347	$(319,339)	$550,641	$3,412,286	$(121,306)	$368,416	$3,892,045
Net income	—	—	—	501,849	—	21,429	523,278
Other comprehensive income (loss), net of income taxes:
Pension and other post- retirement benefits liability	—	—	—	—	1,057	(44)	1,013
Foreign currency translation adjustments	—	—	—	—	106,563	2,952	109,515
Other	—	—	—	—	(260)	—	(260)
Shares issued—stock- based compensation	—	4,645	(2,441)	—	—	—	2,204
Stock-based compensation, net of tax on stock options exercised	—	—	10,223	—	—	—	10,223
Dividends declared	—	—	—	(76,491)	—	—	(76,491)
Distributions to noncontrolling interests	—	—	—	—	—	(20,767)	(20,767)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	110,739	110,739
Balances at September 30, 2017	$1,347	$(314,694)	$558,423	$3,837,644	$(13,946)	$482,725	$4,551,499

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Common Stock	Common Stock, Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2015	$1,347	$(258,312)	$542,148	$3,109,987	$(129,292)	$296,053	$3,561,931
Net income	—	—	—	299,914	—	14,656	314,570
Other comprehensive income (loss), net of income taxes
Pension and other post- retirement benefits liability	—	—	—	—	409	—	409
Foreign currency translation adjustments	—	—	—	—	15,758	—	15,758
Net unrealized holding gains on investments	—	—	—	—	4,999	—	4,999
Common stock repurchased	—	(66,725)	—	—	—	—	(66,725)
Shares issued—stock- based compensation	—	5,057	(3,407)	—	—	—	1,650
Stock-based compensation, net of tax on stock options exercised	—	—	7,778	—	—	—	7,778
Dividends declared	—	—	—	(71,933)	—	—	(71,933)
Distributions to noncontrolling interests	—	—	—	—	—	(12,300)	(12,300)
Noncontrolling interest in acquired business	—	—	—	—	—	68,000	68,000
Balances at September 30, 2016	$1,347	$(319,980)	$546,519	$3,337,968	$(108,126)	$366,409	$3,824,137
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 and 2016 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2016	$28,945	$(150,202)	$(49)	$(121,306)
Other comprehensive income (loss) before reclassifications	—	106,563	(260)	106,303
Amounts reclassified from accumulated other comprehensive loss	1,057	—	—	1,057
Net other comprehensive income (loss) for the period	1,057	106,563	(260)	107,360
Balances at September 30, 2017	$30,002	$(43,639)	$(309)	$(13,946)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Net Unrealized Holding Gains (Losses) on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8,607)	$(115,690)	$(4,995)	$(129,292)
Other comprehensive income (loss) before reclassifications	(252)	15,758	57,550	73,056
Amounts reclassified from accumulated other comprehensive loss (income)	661	—	(52,551)	(51,890)
Net other comprehensive income for the period	409	15,758	4,999	21,166
Balances at September 30, 2016	$(8,198)	$(99,932)	$4	$(108,126)
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Amortization of pension and other post-retirement items
Net loss	(1)	$(529)	$(369)	$(1,600)	$(1,072)
	Benefit from income taxes	193	141	543	411
		(336)	(228)	(1,057)	(661)
Net unrealized gains on available-for-sale investments
Realized gain on available-for-sale investments	Other income, net	—	52,401	—	53,720
	Provision for income taxes	—	(696)	—	(1,169)
		—	51,705	—	52,551
Total reclassifications for the period		$(336)	$51,477	$(1,057)	$51,890
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, please read Note 13 (Employee Benefits) to the consolidated financial statements included in the 2016 Form 10-K.

12. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Total stock-based compensation expense related to the 2013 Plan was $5,972 and $1,502 for the three months ended September 30, 2017 and 2016, respectively, and $16,740 and $6,588 for the nine months ended September 30, 2017 and 2016, respectively.

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
13. Derivative Instruments
Commodity Risk Management
The Company uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and natural gas. The Company does not use derivative instruments to engage in speculative activities. The Company had no derivative instruments that were designated as fair value hedges during the three and nine months ended September 30, 2017 and 2016.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Company would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Company would continue to receive the market price on the actual volume hedged. The Company also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Company had non-hedge designated feedstock forward contracts for approximately 138,600,000 gallons and 12,500,000 MMBtu as of September 30, 2017 and for approximately 257,000,000 gallons and 8,500,000 MMBtu as of December 31, 2016.

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

	September 30, 2017
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$793	$2,778	$(1,985)
Derivative positions not subject to enforceable master netting arrangements	4,557	4,557	—
	5,350	7,335	(1,985)
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	4,336	4,336	—
	4,336	4,336	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	(704)	—	(704)
	(704)	—	(704)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(1,410)	745	(2,155)
Derivative positions not subject to enforceable master netting arrangements	(2,774)	—	(2,774)
	(4,184)	745	(4,929)
Risk management assets (liabilities)—Commodity forward contracts		$12,416	$(7,618)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	December 31, 2016
	Net Presentation	Gross Presentation
	Net Assets (Liabilities) Presented in the Consolidated Balance Sheets	Risk management assets—Commodity forward contracts	Risk management liabilities—Commodity forward contracts
Accounts receivable, net
Derivative positions subject to enforceable master netting arrangements	$1,498	$1,636	$(138)
Derivative positions not subject to enforceable master netting arrangements	6,091	6,091	—
	7,589	7,727	(138)
Deferred charges and other assets, net
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	5,249	5,249	—
	5,249	5,249	—
Accrued liabilities
Derivative positions subject to enforceable master netting arrangements	—	—	—
Derivative positions not subject to enforceable master netting arrangements	(1,349)	—	(1,349)
	(1,349)	—	(1,349)
Other liabilities
Derivative positions subject to enforceable master netting arrangements	(436)	2,010	(2,446)
Derivative positions not subject to enforceable master netting arrangements	(3,288)	—	(3,288)
	(3,724)	2,010	(5,734)
Risk management assets (liabilities)—Commodity forward contracts		$14,986	$(7,221)
The impacts of derivative instruments that have not been designated as hedges on the Company's consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Commodity forward contracts	Cost of sales	$6,846	$(7,840)	$(2,756)	$7,784
See Note 14 for the fair value of the Company's derivative instruments.
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
The following tables summarize, by level within the fair value hierarchy, the Company's assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$233	$12,183	$12,416
Risk management liabilities—Commodity forward contracts	(6,183)	(1,435)	(7,618)

	December 31, 2016
	Level 1	Level 2	Total
Derivative instruments
Risk management assets—Commodity forward contracts	$878	$14,108	$14,986
Risk management liabilities—Commodity forward contracts	(6,854)	(367)	(7,221)
The Level 2 measurements for the Company's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services.
There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2017 and 2016.
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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$325,000	$325,000
4.625% Westlake 2021 Senior Notes	646,674	646,486	651,630	650,847
4.625% Subsidiary 2021 Senior Notes	65,550	62,983	66,069	65,775
3.60% senior notes due 2022	248,365	255,733	248,109	251,725
4.875% Westlake 2023 Senior Notes	445,584	452,004	447,224	451,301
4.875% Subsidiary 2023 Senior Notes	16,684	16,842	16,747	16,501
3.60% 2026 Senior Notes	739,969	749,570	739,243	722,055
Loan related to tax-exempt waste disposal revenue bonds due 2027	10,889	10,889	10,889	10,889
6 ½% tax-exempt senior notes due 2029	99,139	113,789	99,084	112,433
6 ¾% tax-exempt senior notes due 2032	249,395	251,250	248,117	258,818
6 ½% 2035 GO Zone Senior Notes	88,194	100,936	88,161	100,323
6 ½% 2035 IKE Zone Senior Notes	64,422	73,908	64,398	73,270
5.0% 2046 Senior Notes	674,537	760,739	673,983	691,712

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

15. Income Taxes
The effective income tax rate was 33.1% for the third quarter of 2017. The effective income tax rate for the third quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate, which was a benefit, was (10.3)% for three months ended September 30, 2016. The effective income tax rate for the third quarter of 2016 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger.
The effective income tax rate was 30.8% for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 29.1% for the nine months ended September 30, 2016. The effective income tax rate for the 2016 period was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger.
The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. During the second quarter of 2017, the Internal Revenue Service began an audit of the Company for the tax years 2012 to 2014.
16. Earnings per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Westlake Chemical Corporation	$210,832	$65,662	$501,849	$299,914
Less:
Net income attributable to participating securities	(1,117)	(294)	(2,630)	(1,347)
Net income attributable to common shareholders	$209,715	$65,368	$499,219	$298,567

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares—basic	129,069,186	128,793,661	129,033,597	129,519,577
Plus incremental shares from:
Assumed exercise of options	819,782	586,295	756,368	584,320
Weighted average common shares—diluted	129,888,968	129,379,956	129,789,965	130,103,897

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.62	$0.51	$3.87	$2.31
Diluted	$1.61	$0.51	$3.85	$2.29
Excluded from the computation of diluted earnings per share are options to purchase 335,276 and 620,010 shares of common stock for the three months ended September 30, 2017 and 2016, respectively, and 291,888 and 577,254 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
17. Supplemental Information
Accrued Liabilities
Accrued liabilities were $609,472 and $537,483 at September 30, 2017 and December 31, 2016, respectively. Accrued rebates and accrued income taxes, which are components of accrued liabilities, were $110,862 and $72,187, respectively, at September 30, 2017 and $77,985 and $10,891, respectively, at December 31, 2016. No other component of accrued liabilities was more than five percent of total current liabilities. Accrued liabilities with affiliates were $30,609 and $10,551 at September 30, 2017 and December 31, 2016, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $8,082 for the nine months ended September 30, 2017. The change in capital expenditure accrual increasing additions to property, plant and equipment was $23,878 for the nine months ended September 30, 2016.
Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$644	$537	$1,578	$6,900
Dividend income	127	574	250	1,499
Acquisition-related financing costs	—	(11,420)	—	(12,220)
Foreign exchange currency loss, net	(3,197)	(1,281)	(9,483)	(2,435)
Gain realized on previously held shares of Axiall common stock	—	49,080	—	49,080
Gains from sales of securities, net	—	3,321	—	4,640
Income from non-consolidated subsidiaries	3,855	1,475	11,066	7,213
Other	629	(1,021)	3,180	(2,586)
Other income, net	$2,058	$41,265	$6,591	$52,091

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

18. Commitments and Contingencies
The Company is involved in a number of legal and regulatory matters, principally environmental in nature, that are incidental to the normal conduct of its business, including lawsuits, investigations and claims. The outcomes of these matters are inherently unpredictable. The Company believes that, in the aggregate, the outcome of all known legal and regulatory matters will not have a material adverse effect on its consolidated financial statements; however, specific outcomes with respect to such matters may be material to the Company's consolidated statements of operations in any particular period in which costs, if any, are recognized. The Company's assessment of the potential impact of environmental matters, in particular, is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental matters, and the potential for technological and regulatory developments. In addition, the impact of evolving claims and programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these matters. The Company anticipates that the resolution of many legal and regulatory matters, and in particular environmental matters, will occur over an extended period of time.
Environmental. As of September 30, 2017 and December 31, 2016, the Company had reserves for environmental contingencies totaling approximately $47,409 and $48,817, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

•
The LDEQ has issued notices of violations ("NOVs") regarding the Company's olefins facilities in Lake Charles, Louisiana for various air and water compliance issues. The Company has reached an agreement with the LDEQ to settle certain of the NOVs along with other alleged violations not made the subject of any specific NOV in two separate settlement agreements, pursuant to which the Company paid $192 in civil penalties.

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
Commitments. In connection with the Merger, the Company became a party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to the Company's vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, the Company agreed to make a maximum capital commitment to LACC of up to $225,000 to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of September 30, 2017, the Company had funded approximately $106,405 of the Company's portion of the construction costs of the ethylene plant.
19. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net external sales
Olefins
Polyethylene	$377,269	$380,810	$1,121,603	$1,098,500
Styrene, feedstock and other	124,974	116,555	412,869	324,369
Total Olefins	502,243	497,365	1,534,472	1,422,869
Vinyls
PVC, caustic soda and other	1,252,963	599,276	3,541,409	1,492,650
Building products	353,683	182,387	954,785	424,757
Total Vinyls	1,606,646	781,663	4,496,194	1,917,407
	$2,108,889	$1,279,028	$6,030,666	$3,340,276

Intersegment sales
Olefins	$106,722	$30,614	$290,658	$85,856
Vinyls	260	2,130	871	2,719
	$106,982	$32,744	$291,529	$88,575

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) from operations
Olefins	$165,438	$118,475	$488,532	$408,274
Vinyls	216,515	22,235	431,276	136,559
Corporate and other	(16,206)	(94,147)	(51,647)	(116,056)
	$365,747	$46,563	$868,161	$428,777

Depreciation and amortization
Olefins	$35,029	$36,649	$111,244	$95,582
Vinyls	117,490	56,136	331,585	128,691
Corporate and other	1,115	1,444	5,704	2,920
	$153,634	$94,229	$448,533	$227,193

Other income (expense), net
Olefins	$(184)	$1,101	$1,555	$3,706
Vinyls	(970)	(1,226)	1,087	1,722
Corporate and other	3,212	41,390	3,949	46,663
	$2,058	$41,265	$6,591	$52,091

Provision for (benefit from) income taxes
Olefins	$58,218	$31,956	$152,482	$136,429
Vinyls	60,784	(3,912)	114,979	29,655
Corporate and other	(10,383)	(34,596)	(34,771)	(36,752)
	$108,619	$(6,552)	$232,690	$129,332

Capital expenditures
Olefins	$20,960	$96,469	$70,043	$285,359
Vinyls	107,515	83,523	329,968	180,392
Corporate and other	4,894	178	14,260	1,579
	$133,369	$180,170	$414,271	$467,330
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from operations	$365,747	$46,563	$868,161	$428,777
Interest expense	(40,036)	(24,366)	(118,784)	(36,966)
Other income (expense), net	2,058	41,265	6,591	52,091
Income before income taxes	$327,769	$63,462	$755,968	$443,902

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	September 30, 2017	December 31, 2016
Total assets
Olefins	$2,015,888	$2,092,617
Vinyls	8,695,509	8,287,204
Corporate and other	532,728	510,432
	$11,244,125	$10,890,253
20. Westlake Chemical Partners LP Offerings
In March 2014, we formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, WLKP completed its initial public offering (the "IPO") of 12,937,500 common units at a price of $24.00 per unit. Net proceeds to WLKP from the sale of the units was approximately $286,100, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $24,400. At the consummation of the IPO, WLKP's assets consisted of a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Immediately after the IPO, the Company retained an 89.4% limited partner interest in OpCo and a significant interest in WLKP. The initial public offering represented the sale of 47.8% of the common units in WLKP.
On April 29, 2015, WLKP purchased an additional 2.7% newly-issued limited partner interest in OpCo. On September 29, 2017, WLKP purchased an additional 5.0% newly-issued limited partner interest in OpCo.
On September 29, 2017, WLKP completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to WLKP from the sale of the units was $110,739, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3,111. At September 30, 2017, WLKP had a 18.3% limited partner interest in OpCo, and the Company retained a 81.7% limited partner interest in OpCo and a significant interest in WLKP.
21. Subsequent Events
Subsequent events were evaluated through the date on which the consolidated financial statements were issued.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of September 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$334,111	$33,089	$311,033	$—	$678,233
Accounts receivable, net	3,060,591	4,048,824	432,238	(6,398,674)	1,142,979
Inventories	—	631,322	203,513	—	834,835
Prepaid expenses and other current assets	16,616	31,785	22,365	(35,906)	34,860
Restricted cash	—	1,275	7,351	—	8,626
Total current assets	3,411,318	4,746,295	976,500	(6,434,580)	2,699,533
Property, plant and equipment, net	—	4,330,104	2,013,533	—	6,343,637
Other assets, net
Goodwill	—	854,896	156,446	—	1,011,342
Customer relationships, net	—	493,960	141,924	—	635,884
Other intangible assets, net	—	92,155	74,011	—	166,166
Deferred charges and other assets, net	9,890,164	551,732	1,372,070	(11,426,403)	387,563
Total other assets, net	9,890,164	1,992,743	1,744,451	(11,426,403)	2,200,955
Total assets	$13,301,482	$11,069,142	$4,734,484	$(17,860,983)	$11,244,125
Current liabilities
Accounts payable	$5,821,323	$830,824	$128,673	$(6,220,016)	$560,804
Accrued liabilities	155,106	436,816	232,114	(214,564)	609,472
Total current liabilities	5,976,429	1,267,640	360,787	(6,434,580)	1,170,276
Long-term debt, net	3,256,280	4,334,142	223,578	(4,464,598)	3,349,402
Deferred income taxes	—	1,577,209	106,587	(22,882)	1,660,914
Pension and other liabilities	—	364,011	148,023	—	512,034
Total liabilities	9,232,709	7,543,002	838,975	(10,922,060)	6,692,626
Total Westlake Chemical Corporation stockholders' equity	4,068,773	3,526,140	3,412,784	(6,938,923)	4,068,774
Noncontrolling interests	—	—	482,725	—	482,725
Total equity	4,068,773	3,526,140	3,895,509	(6,938,923)	4,551,499
Total liabilities and equity	$13,301,482	$11,069,142	$4,734,484	$(17,860,983)	$11,244,125

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,704,086	$837,536	$(432,733)	$2,108,889
Cost of sales	—	1,371,813	665,124	(426,100)	1,610,837
Gross profit	—	332,273	172,412	(6,633)	498,052
Selling, general and administrative expenses	1,509	93,149	37,617	(6,633)	125,642
Transaction and integration-related costs	—	6,387	276	—	6,663
Income (loss) from operations	(1,509)	232,737	134,519	—	365,747
Other income (expense)
Interest expense	(38,811)	(44,381)	(1,635)	44,791	(40,036)
Other income, net	37,563	2,517	6,769	(44,791)	2,058
Income (loss) before income taxes	(2,757)	190,873	139,653	—	327,769
Provision for (benefit from) income taxes	(599)	92,597	16,621	—	108,619
Equity in net income of subsidiaries	212,989	—	—	(212,989)	—
Net income	210,831	98,276	123,032	(212,989)	219,150
Net income attributable to noncontrolling interests	—	—	8,318	—	8,318
Net income attributable to Westlake Chemical Corporation	$210,831	$98,276	$114,714	$(212,989)	$210,832
Comprehensive income attributable to Westlake Chemical Corporation	$254,400	$98,455	$158,160	$(256,615)	$254,400

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$984,937	$611,983	$(317,892)	$1,279,028
Cost of sales	—	892,198	497,460	(312,763)	1,076,895
Gross profit	—	92,739	114,523	(5,129)	202,133
Selling, general and administrative expenses	2,092	47,952	27,814	(5,129)	72,729
Transactions and integration-related costs	—	82,687	154	—	82,841
Income (loss) from operations	(2,092)	(37,900)	86,555	—	46,563
Other income (expense)
Interest expense	(22,130)	(22,207)	(908)	20,879	(24,366)
Other income (expense), net	35,405	(15,189)	41,928	(20,879)	41,265
Income (loss) before income taxes	11,183	(75,296)	127,575	—	63,462
Provision for (benefit from) income taxes	(2,088)	(11,080)	6,616	—	(6,552)
Equity in net income of subsidiaries	52,391	—	—	(52,391)	—
Net income	65,662	(64,216)	120,959	(52,391)	70,014
Net income attributable to noncontrolling interests	—	—	4,352	—	4,352
Net income attributable to Westlake Chemical Corporation	$65,662	$(64,216)	$116,607	$(52,391)	$65,662
Comprehensive income attributable to Westlake Chemical Corporation	$39,636	$(64,113)	$104,129	$(40,015)	$39,637

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$4,880,682	$2,377,862	$(1,227,878)	$6,030,666
Cost of sales	—	4,077,633	1,889,571	(1,207,567)	4,759,637
Gross profit	—	803,049	488,291	(20,311)	1,271,029
Selling, general and administrative expenses	2,429	281,412	116,389	(20,311)	379,919
Transaction and integration-related costs	—	22,611	338	—	22,949
Income (loss) from operations	(2,429)	499,026	371,564	—	868,161
Other income (expense)
Interest expense	(115,156)	(133,048)	(5,623)	135,043	(118,784)
Other income, net	112,002	2,944	26,688	(135,043)	6,591
Income (loss) before income taxes	(5,583)	368,922	392,629	—	755,968
Provision for (benefit from) income taxes	(1,451)	198,054	36,087	—	232,690
Equity in net income of subsidiaries	505,981	—	—	(505,981)	—
Net income	501,849	170,868	356,542	(505,981)	523,278
Net income attributable to noncontrolling interests	—	—	21,429	—	21,429
Net income attributable to Westlake Chemical Corporation	$501,849	$170,868	$335,113	$(505,981)	$501,849
Comprehensive income attributable to Westlake Chemical Corporation	$613,350	$171,413	$233,030	$(404,443)	$613,350

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$2,567,232	$1,734,611	$(961,567)	$3,340,276
Cost of sales	—	2,233,395	1,353,764	(945,967)	2,641,192
Gross profit	—	333,837	380,847	(15,600)	699,084
Selling, general and administrative expenses	3,648	121,261	70,448	(15,600)	179,757
Transaction and integration-related costs	—	90,396	154	—	90,550
Income (loss) from operations	(3,648)	122,180	310,245	—	428,777
Other income (expense)
Interest expense	(43,228)	(39,693)	(1,054)	47,009	(36,966)
Other income (expense), net	40,807	(22,291)	80,584	(47,009)	52,091
Income (loss) before income taxes	(6,069)	60,196	389,775	—	443,902
Provision for (benefit from) income taxes	(8,268)	106,792	30,808	—	129,332
Equity in net income of subsidiaries	297,715	—	—	(297,715)	—
Net income	299,914	(46,596)	358,967	(297,715)	314,570
Net income attributable to noncontrolling interests	—	—	14,656	—	14,656
Net income attributable to Westlake Chemical Corporation	$299,914	$(46,596)	$344,311	$(297,715)	$299,914
Comprehensive income attributable to Westlake Chemical Corporation	$321,079	$(46,187)	$364,402	$(318,214)	$321,080

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$501,849	$170,868	$356,542	$(505,981)	$523,278
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	294,227	154,306	—	448,533
Deferred income taxes	(217)	20,299	3,212	—	23,294
Net changes in working capital and other	(532,120)	(129,330)	123,028	505,981	(32,441)
Net cash provided by (used for) operating activities	(30,488)	356,064	637,088	—	962,664
Cash flows from investing activities
Additions to property, plant and equipment	—	(294,138)	(120,133)	—	(414,271)
Additions to cost method investment	—	(47,000)	—	—	(47,000)
Proceeds from disposition of assets	—	25	146	—	171
Proceeds from involuntary conversion of assets	—	—	1,672	—	1,672
Receivable under the investment management agreement	—	—	(119,000)	119,000	—
Settlements of derivative instruments	—	(7)	—	—	(7)
Net cash used for investing activities	—	(341,120)	(237,315)	119,000	(459,435)
Cash flows from financing activities
Intercompany financing	498,272	(313,276)	(184,996)	—	—
Receivable under the investment management agreement	119,000	—	—	(119,000)	—
Debt issuance costs	(376)	—	—	—	(376)
Dividends paid	(76,491)	—	—	—	(76,491)
Distributions to noncontrolling interests	—	279,203	(299,970)	—	(20,767)
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	—	110,739	—	110,739
Proceeds from issuance of notes payable	—	—	5,946	—	5,946
Proceeds from drawdown of revolver	225,000	—	—	—	225,000
Restricted cash associated with term loan	—	—	154,000	—	154,000
Repayment of term loan	—	—	(150,000)	—	(150,000)
Repayment of notes payable	—	(788)	(5,907)	—	(6,695)
Repayment of revolver	(550,000)	—	—	—	(550,000)
Other	2,204	—	—	—	2,204
Net cash provided by (used for) financing activities	217,609	(34,861)	(370,188)	(119,000)	(306,440)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	21,991	—	21,991
Net increase (decrease) in cash and cash equivalents	187,121	(19,917)	51,576	—	218,780
Cash and cash equivalents at beginning of period	146,990	53,006	259,457	—	459,453
Cash and cash equivalents at end of period	$334,111	$33,089	$311,033	$—	$678,233

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Nine Months Ended September 30, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$299,914	$(46,596)	$358,967	$(297,715)	$314,570
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	—	118,645	108,548	—	227,193
Deferred income taxes	(5,178)	100,908	10,180	—	105,910
Net changes in working capital and other	(313,676)	(39,859)	(47,693)	297,715	(103,513)
Net cash provided by (used for) operating activities	(18,940)	133,098	430,002	—	544,160
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(2,437,829)	—	—	(2,437,829)
Additions to property, plant and equipment	—	(162,288)	(305,042)	—	(467,330)
Additions to cost method investment	—	(4,000)	—	—	(4,000)
Proceeds from disposition of assets	—	48	165	—	213
Proceeds from sales and maturities of securities	658,338	—	4,600	—	662,938
Purchase of securities	(138,422)	—	—	—	(138,422)
Settlements of derivative instruments	—	(4,655)	—	—	(4,655)
Net cash provided by (used for) investing activities	519,916	(2,608,724)	(300,277)	—	(2,389,085)
Cash flows from financing activities
Intercompany financing	(2,242,604)	2,289,200	(46,596)	—	—
Debt issuance costs	(33,617)	—	(1,590)	—	(35,207)
Dividends paid	(71,933)	—	—	—	(71,933)
Distributions to noncontrolling interests	—	202,210	(214,510)	—	(12,300)
Proceeds from debt issuance	1,428,512	—	—	—	1,428,512
Proceeds from issuance of notes payable	—	—	5,597	—	5,597
Proceeds from term loan and drawdown of revolver	450,000	—	150,000	—	600,000
Restricted cash associated with term loan	—	—	(154,000)	—	(154,000)
Repayment of notes payable	—	—	(10,602)	—	(10,602)
Repayment of revolver	(125,000)	—	—	—	(125,000)
Repurchase of common stock for treasury	(67,406)	—	—	—	(67,406)
Other	2,840	—	—	—	2,840
Net cash provided by (used for) financing activities	(659,208)	2,491,410	(271,701)	—	1,560,501
Effect of exchange rate changes on cash and cash equivalents	—	—	2,418	—	2,418
Net increase (decrease) in cash and cash equivalents	(158,232)	15,784	(139,558)	—	(282,006)
Cash and cash equivalents at beginning of period	303,131	6,818	352,576	—	662,525
Cash and cash equivalents at end of period	$144,899	$22,602	$213,018	$—	$380,519

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Since 2009 and continuing through the third quarter of 2017, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene and ethylene derivatives and higher margins for North American chemical producers, including Westlake. However, the falling crude oil prices in recent years have resulted in reduced prices and margins. Continued strong global demand for polyethylene has resulted in improved operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the third quarter of 2017. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East, and a number of new capacities announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
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
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "U.S. GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flow.

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
Recent Developments
On September 29, 2017, Westlake Chemical Partners, LP ("WLKP") completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit and purchased an additional 5.0% newly-issued limited partner interest in Westlake Chemical OpCo LP ("OpCo") for approximately $229.2 million resulting in an aggregate 18.3% limited partner interest in OpCo effective July 1, 2017. Net proceeds to WLKP from the sale of the units was $110.7 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3.1 million. WLKP used the proceeds from the offering and the existing revolving credit facility with Westlake Chemical Finance Corporation, our subsidiary, to fund the purchase of the additional 5.0% interest in OpCo.
During September 2017, we directed the Louisiana Local Government Authority Environmental Facilities and Community Development Authority (the “Authority”) to optionally redeem in full $250.0 million aggregate principal amount of the 2007 Series revenue bonds (the “GO Zone Bonds”) on November 1, 2017 at a redemption price of par, plus accrued and unpaid interest, if any, to the redemption date. The GO Zone Bonds were issued by the Authority in December 2007 under the Gulf Opportunity Zone Act of 2005 (GO Zone Act) for the benefit of the Company and were subject to optional redemption by the Authority at any time on or after November 1, 2017 for 100.0% of the principal plus accrued unpaid interest, if any. In connection with the redemption of the Go Zone Bonds, the Authority is required to cause the GO Zone Bonds trustee to surrender the 6 ¾% tax exempt senior notes due November 2032 of $250.0 million, to the Senior Notes trustee for cancellation. We used cash on hand to fund the redemption of the GO Zone Bonds.
On August 30, 2017, following WLKP's cash distribution for the second quarter of 2017, the requirement under WLKP's partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by us were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
On August 1, 2017, the Company, WLKP and OpCo executed an Investment Management Agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash.
On August 1, 2017, our wholly owned subsidiary, Westlake Chemical Finance Corporation, entered into an amendment to the revolving credit facility with WLKP, resulting in the extension of the credit facility's maturity date from April 29, 2018 to April 29, 2021.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands, except per share data)
Net external sales
Olefins
Polyethylene	$377,269	$380,810	$1,121,603	$1,098,500
Styrene, feedstock and other	124,974	116,555	412,869	324,369
Total Olefins	502,243	497,365	1,534,472	1,422,869
Vinyls
PVC, caustic soda and other	1,252,963	599,276	3,541,409	1,492,650
Building products	353,683	182,387	954,785	424,757
Total Vinyls	1,606,646	781,663	4,496,194	1,917,407
Total	$2,108,889	$1,279,028	$6,030,666	$3,340,276

Income (loss) from operations
Olefins	$165,438	$118,475	$488,532	$408,274
Vinyls	216,515	22,235	431,276	136,559
Corporate and other	(16,206)	(94,147)	(51,647)	(116,056)
Total income from operations	365,747	46,563	868,161	428,777
Interest expense	(40,036)	(24,366)	(118,784)	(36,966)
Other income, net	2,058	41,265	6,591	52,091
Provision for (benefit from) income taxes	108,619	(6,552)	232,690	129,332
Net income	219,150	70,014	523,278	314,570
Net income attributable to noncontrolling interests	8,318	4,352	21,429	14,656
Net income attributable to Westlake Chemical Corporation	$210,832	$65,662	$501,849	$299,914
Diluted earnings per share	$1.61	$0.51	$3.85	$2.29
EBITDA (1)	$521,439	$182,057	$1,323,285	$708,061
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+1.8%	-0.8%	+9.2%	-1.3%
Vinyls	+18.7%	+86.8%	+17.8%	+116.7%
Company average	+12.1%	+52.8%	+14.1%	+66.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average industry prices (1)
Ethane (cents/lb)	8.8	6.3	8.3	6.2
Propane (cents/lb)	18.2	11.2	16.6	10.7
Ethylene (cents/lb) (2)	24.7	32.5	27.8	26.5
Polyethylene (cents/lb) (3)	70.7	68.7	69.0	65.3
Styrene (cents/lb) (4)	85.1	66.8	85.0	63.3
Caustic soda ($/short ton) (5)	811.7	660.8	777.8	618.3
Chlorine ($/short ton) (6)	332.5	304.2	320.8	295.3
PVC (cents/lb) (7)	62.5	56.5	61.7	53.9
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS Chemical.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS Chemical.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS Chemical.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS Chemical.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Net cash provided by operating activities	$482,950	$174,268	$962,664	$544,160
Changes in operating assets and liabilities and other	(255,468)	(101,334)	(416,092)	(123,680)
Deferred income taxes	(8,332)	(2,920)	(23,294)	(105,910)
Net income	219,150	70,014	523,278	314,570
Add:
Depreciation and amortization	153,634	94,229	448,533	227,193
Interest expense	40,036	24,366	118,784	36,966
Provision for (benefit from) income taxes	108,619	(6,552)	232,690	129,332
EBITDA	$521,439	$182,057	$1,323,285	$708,061

Summary
For the quarter ended September 30, 2017, net income attributable to Westlake Chemical Corporation was $210.8 million, or $1.61 per diluted share, on net sales of $2,108.9 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $145.1 million, or $1.10 per diluted share, compared to the third quarter of 2016 net income attributable to Westlake Chemical Corporation of $65.7 million, or $0.51 per diluted share, on net sales of $1,279.0 million. Net income for the third quarter of 2017 increased versus the prior-year period primarily due to (1) earnings contributed by Axiall, which was acquired on August 31, 2016; (2) lower transaction and integration-related costs associated with the acquisition; and (3) higher sales prices for major products resulting in improved margins. These increases, as compared to the third quarter of 2016, were partially offset by (1) higher interest expense due to the increased debt balance as a result of the Axiall acquisition; (2) a third quarter 2016 realized gain of $49.1 million from the previously held common stock of Axiall; and (3) a higher effective tax rate. Net sales for the third quarter of 2017 increased by $829.9 million compared to net sales for the third quarter of 2016, mainly due to higher sales contributed by Axiall and higher sales prices for our major products. Income from operations was $365.7 million for the third quarter of 2017 as compared to $46.6 million for the third quarter of 2016. The increase in income from operations for the third quarter of 2017 was mainly a result of earnings contributed by Axiall, lower transaction and integration-related costs and higher sales prices as compared to the third quarter of 2016. Transaction and integration-related costs in the third quarter of 2017 were $6.7 million, or $0.03 per diluted share.
For the nine months ended September 30, 2017, net income attributable to Westlake Chemical Corporation was $501.8 million, or $3.85 per diluted share, on net sales of $6,030.7 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $201.9 million, or $1.56 per diluted share, compared to the nine months ended September 30, 2016 net income attributable to Westlake Chemical Corporation of $299.9 million, or $2.29 per diluted share, on net sales of $3,340.3 million. Net income for the nine months ended September 30, 2017 increased versus the prior-year period primarily due to (1) earnings contributed by Axiall; (2) higher sales prices for our major products, resulting in improved margins; and (3) lower transaction and integration-related costs associated with the integration of Axiall. These increases versus the prior-year period were partially offset by higher interest expense due to the increased debt balance and the realized gain in the nine months ended September 30, 2016 of $49.1 million from the previously held common stock of Axiall. Net sales for the nine months ended September 30, 2017 increased by $2,690.4 million compared to net sales for the nine months ended September 30, 2016, mainly due to higher sales contributed by Axiall, which was acquired on August 31, 2016, and higher sales prices for our major products. Income from operations was $868.2 million for the nine months ended September 30, 2017 as compared to $428.8 million for the nine months ended September 30, 2016. The increase in income from operations was mainly a result of earnings contributed by Axiall, higher sales prices for our major products and lower transaction and integration-related costs. Transaction and integration-related costs in the nine months ended September 30, 2017 were $22.9 million, or $0.12 per diluted share.
RESULTS OF OPERATIONS
Third Quarter 2017 Compared with Third Quarter 2016
Net Sales. Net sales increased by $829.9 million, or 64.9%, to $2,108.9 million in the third quarter of 2017 from $1,279.0 million in the third quarter of 2016, primarily attributable to sales contributed by Axiall, which was acquired on August 31, 2016, and higher sales prices. Average sales prices for the third quarter of 2017 increased by 12.1% as compared to the third quarter of 2016. Overall sales volumes increased by 52.8% as compared to the third quarter of 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage increased to 23.6% in the third quarter of 2017 from 15.8% in the third quarter of 2016. The third quarter of 2017 gross profit margin was higher primarily due to higher sales volumes for caustic soda and PVC resin contributed by Axiall and an increase in sales prices for our major products as compared to the third quarter of 2016. The increase was partially offset by higher feedstock costs and higher energy prices, as compared to the third quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $52.9 million to $125.6 million in the third quarter of 2017 as compared to $72.7 million in the third quarter of 2016. This increase was mainly due to selling, general and administrative expenses of Axiall which were primarily comprised of the amortization of intangible assets acquired on acquisition.

Transaction and Integration-related Costs. The transactions and integration-related costs were $6.7 million in the third quarter of 2017 as compared to $82.8 million in the third quarter of 2016. Transaction and integration-related costs were lower by $76.1 million in the third quarter of 2017 as compared to the third quarter of 2016 predominantly because significant transaction and integration-related costs were incurred at the time of the Merger in the third quarter of 2016. The transaction and integration costs for the third quarter of 2017 primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration costs and consulting fees related to the Merger. The transaction and integration-related costs for the third quarter of 2016 primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $15.6 million to $40.0 million in the third quarter of 2017 from $24.4 million in the third quarter of 2016 primarily as a result of higher average debt outstanding for the period as well as decreased capitalized interest on major capital projects in the third quarter of 2017 as compared to the third quarter of 2016. The debt balance increased in August 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.
Other Income (Expense), Net. Other income, net decreased by $39.2 million to income of $2.1 million in the third quarter of 2017 from income of $41.3 million in the third quarter of 2016. The decrease was primarily attributable to the realized gain in the third quarter of 2016 of $49.1 million from the previously held common stock of Axiall.
Income Taxes. The effective income tax rate was 33.1% for the third quarter of 2017. The effective income tax rate for the third quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective tax rate, which was a benefit, was (10.3)% for the three months ended September 30, 2016. The effective income tax rate for the third quarter of 2016 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures, adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $4.8 million, or 1.0%, to $502.2 million in the third quarter of 2017 from $497.4 million in the third quarter of 2016, primarily due to higher sales prices. Average sales volumes for the Olefins segment decreased by 0.8% in the third quarter of 2017 as compared to the third quarter of 2016. Average sales prices for the Olefins segment increased by 1.8% in the third quarter of 2017 as compared to the third quarter of 2016.
Income from Operations. Income from operations for the Olefins segment increased by $46.9 million to $165.4 million in the third quarter of 2017 from $118.5 million in the third quarter of 2016. This increase was mainly attributable to higher sales prices and higher overall operating rates. These increases were partially offset by higher feedstock and energy costs. Trading activity in the third quarter of 2017 resulted in a gain of $6.8 million as compared to a loss of $7.8 million in the third quarter of 2016.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $824.9 million, or 105.5%, to $1,606.6 million in the third quarter of 2017 from $781.7 million in the third quarter of 2016. This increase was mainly attributable to higher sales contributed by Axiall and higher sales prices for our major products. Net sales for the three months ended September 30, 2017 were higher as compared to the prior-year period primarily because a full three months of Axiall's operations were included as compared to only one month of Axiall's operations included in the prior-year period. Average sales prices for the Vinyls segment increased by 18.7% in the third quarter of 2017 as compared to the third quarter of 2016. Average sales volumes for the Vinyls segment increased by 86.8% in the third quarter of 2017 as compared to the third quarter of 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment increased by $194.3 million to $216.5 million in the third quarter of 2017 from $22.2 million in the third quarter of 2016. This increase was mainly attributable to earnings contributed by Axiall and higher sales prices for our major products. These increases were partially offset by higher energy prices during the quarter ended September 30, 2017, as compared to the prior-year period.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Net Sales. Net sales increased by $2,690.4 million, or 80.5%, to $6,030.7 million for the nine months ended September 30, 2017 from $3,340.3 million for the nine months ended September 30, 2016, primarily attributable to higher sales contributed by Axiall, which was acquired on August 31, 2016, and higher sales prices for our major products, as compared to the nine months ended September 30, 2016. Average sales prices for the nine months ended September 30, 2017 increased by 14.1% as compared to the nine months ended September 30, 2016. Overall sales volumes increased by 66.4% as compared to the nine months ended September 30, 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Gross Profit. Gross profit margin percentage increased to 21.1% for the nine months ended September 30, 2017 from 20.9% for the nine months ended September 30, 2016. The gross profit margin for the nine months ended September 30, 2017 was slightly higher primarily due to higher sales volumes for caustic soda and PVC resin contributed by Axiall and higher sales prices for our major products, as compared to the nine months ended September 30, 2016. These increases were substantially offset by a proportionately larger sales volume for the Vinyls segment as compared to the Olefins segment, Vinyls segment industry margins were lower as compared to those of the Olefins segment industry for the nine months ended September 30, 2017 and the nine months ended September 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $200.1 million to $379.9 million for the nine months ended September 30, 2017 as compared to $179.8 million in the nine months ended September 30, 2016. This increase was mainly due to selling, general and administrative expenses of Axiall which were primarily comprised of the amortization of intangible assets acquired on acquisition.
Transaction and Integration-related Costs. Transaction and integration-related costs were $22.9 million for the nine months ended September 30, 2017 as compared to $90.6 million for the nine months ended September 30, 2016. Transaction and integration-related costs were $67.7 million lower in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 predominantly because significant transaction and integration-costs were incurred at the time of the Merger in 2016. The transaction and integration costs for the nine months ended September 30, 2017 primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration costs and consulting fees related to the Merger. The transaction and integration costs for the nine months ended September 30, 2016 primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $81.8 million to $118.8 million for the nine months ended September 30, 2017 from $37.0 million for the nine months ended September 30, 2016 primarily as a result of higher average debt outstanding for the period as well as decreased capitalized interest on major capital projects in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The debt balance increased in August 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion on our indebtedness.
Other Income, Net. Other income, net decreased by $45.5 million to $6.6 million in the nine months ended September 30, 2017 from $52.1 million in the nine months ended September 30, 2016. The decrease was mainly attributable to the realized gain in the 2016 period of $49.1 million from the previously held common stock of Axiall.
Income Taxes. The effective income tax rate was 30.8% for the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes. The effective income tax rate was 29.1% for the nine months ended September 30, 2016. The effective income tax rate for the nine months ended September 30, 2016 was below the U.S. federal statutory rate of 35.0% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures, adjustments related to prior years' tax returns as filed and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger.

Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $111.6 million, or 7.8%, to $1,534.5 million in the nine months ended September 30, 2017 from $1,422.9 million in the nine months ended September 30, 2016, primarily due to higher sales prices for our major products. Average sales prices for the Olefins segment increased by 9.2% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Average sales volumes for the Olefins segment decreased by 1.3% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Income from Operations. Income from operations for the Olefins segment increased by $80.2 million to $488.5 million in the nine months ended September 30, 2017 from $408.3 million in the nine months ended September 30, 2016. This increase was mainly attributable to higher olefins integrated product margins, primarily due to higher sales prices for our major products, higher operating rates and lower costs associated with turnarounds and outages as compared to the prior-year period. These increases were partially offset by higher energy prices. The nine months ended September 30, 2016 were negatively impacted by the planned turnaround and expansion of the Lake Charles Petro 1 ethylene unit along with other unplanned outages. Trading activity in the nine months ended September 30, 2017 resulted in a loss of $2.8 million as compared to a gain of $7.8 million in the nine months ended September 30, 2016.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $2,578.8 million, or 134.5%, to $4,496.2 million in the nine months ended September 30, 2017 from $1,917.4 million in the nine months ended September 30, 2016. This increase was mainly attributable to sales contributed by Axiall and higher sales prices and volumes for our major products. The net sales for the nine months ended September 30, 2017 was higher as compared to the prior-year period primarily because nine months of Axiall's operations were included in the current period as compared to one month of Axiall operations included in the prior-year period. Average sales prices for the Vinyls segment increased by 17.8% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Average sales volumes for the Vinyls segment increased by 116.7% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily attributable to sales contributed by Axiall, as compared to the prior-year period.
Income from Operations. Income from operations for the Vinyls segment increased by $294.7 million to $431.3 million in the nine months ended September 30, 2017 from $136.6 million in the nine months ended September 30, 2016. This increase was mainly attributable to earnings contributed by Axiall and higher sales prices and volumes for our major products. These increases were partially offset by unabsorbed fixed manufacturing costs and other costs associated with the planned turnaround and expansion at the Calvert City facility and other planned and unplanned turnarounds as well as higher energy prices during the nine months ended September 30, 2017, as compared to the prior-year period.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Cash Flows
Operating Activities
Operating activities provided cash of $962.7 million in the first nine months of 2017 compared to cash provided by operating activities of $544.2 million in the first nine months of 2016. The $418.5 million increase in cash flows from operating activities was mainly due to an increase in income from operations and lower turnaround related expenditures during the nine months ended September 30, 2017 as compared to the first nine months of 2016, partially offset by an increase in working capital requirements. The increase in net income from operations for the first nine months of 2017 was mainly as a result of higher sales prices and volumes, resulting in a higher margin, and earnings contributed by Axiall, which was acquired on August 31, 2016. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $26.2 million in the first nine months of 2017, compared to $10.5 million of cash provided in the first nine months of 2016, an unfavorable change of $36.7 million. The change was mainly driven by an unfavorable change in accounts receivable, partially offset by favorable changes in inventory, prepaid and other current assets and accounts payable.

Investing Activities
Net cash used for investing activities during the first nine months of 2017 was $459.4 million as compared to net cash used for investing activities of $2,389.1 million in the first nine months of 2016. In the first nine months of 2016 we used $2,437.8 million, net of cash acquired, for the acquisition of Axiall. Capital expenditures were $414.3 million in the first nine months of 2017 compared to $467.3 million in the first nine months of 2016. Capital expenditures in the first nine months of 2017 were primarily incurred on the upgrade and expansion of OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in the first nine months of 2016 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in the first nine months of 2017 and 2016 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In addition, we spent $47.0 million in the nine months of 2017 related to our contribution to Lotte Chemical USA Corporation to fund the construction costs of the ethylene plant. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion. Investing activities in the first nine months of 2016 included purchases of securities totaling $138.4 million. We also received aggregate proceeds of $662.9 million from the sales and maturities of our investments in the first nine months of 2016.
Financing Activities
Net cash used for financing activities during the first nine months of 2017 was $306.4 million as compared to net cash provided by financing activities of $1,560.5 million in the first nine months of 2016. We used $150.0 million and $550.0 million, respectively, for the full repayment of our term loan and the partial repayment of the Credit Agreement in the first nine months of 2017. These uses were partially offset by a drawdown under the Credit Agreement of $225.0 million in the first nine months of 2017 and net proceeds of $110.7 million from the issuance of WLKP common units as a result of its secondary offering in September 2017. During the first nine months of 2017, the restriction on $154.0 million of cash was also removed as a result of the repayment of our term loan. The remaining activities during the first nine months of 2017 were primarily related to the $76.5 million payment of cash dividends, the $20.8 million payment of cash distributions to noncontrolling interests and the $0.4 million payment of debt issuance costs. In addition, we repaid $6.7 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $5.9 million of proceeds from the issuance of such notes payable. The financing activities during the first nine months of 2016 were mainly related to the net proceeds from the issuance of our senior notes and the proceeds from our term loan of $1,428.5 in the aggregate and the drawdown under the Credit Agreement of $600.0 million, partially offset by the $125.0 million partial repayment of the Credit Agreement in the first nine months of 2016. The remaining activity during the first nine months of 2016 was primarily related to the $71.9 million payment of cash dividends, the $12.3 million payment of cash distributions to noncontrolling interests, the $35.2 million payment of debt issuance costs and the $67.4 million of cash used for repurchases of shares of our common stock. In addition, we repaid $10.6 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit, partially offset by $5.6 million of proceeds from the issuance of such notes payable in the first nine months of 2016.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of September 30, 2017, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $228.7 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Merger, we became party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225.0 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of September 30, 2017, we had funded approximately $106.4 million of our portion of the construction costs of the ethylene plant.

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
Cash and Cash Equivalents
As of September 30, 2017, our cash and cash equivalents totaled $678.2 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of September 30, 2017, our indebtedness, including current maturities, totaled $3.3 billion, consisting of $100.0 million of 6 ½% senior notes due 2029, $250.0 million of 6 ¾% senior notes due 2032, $89.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes"), $65.0 million of 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (collectively, the "Senior Notes"), $624.8 million aggregate principal amount of 4.625% senior notes due 2021 (the "4.625% 2021 Senior Notes"), $63.2 million aggregate principal amount of the 4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes"), $250.0 million principal amount of 3.60% senior notes due 2022 (the "3.6% senior notes due 2022"), $433.8 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% 2023 Senior Notes"), $16.2 million aggregate principal amount of the 4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes"), $750.0 million aggregate principal amount of 3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes") and a $10.9 million loan from the proceeds of tax-exempt waste disposal revenue bonds (supported by an $11.3 million letter of credit), plus unamortized premium net of unamortized discount and debt issuance costs of $3.5 million. The 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes evidence and secure our obligations to the Louisiana Local Government Environmental Facility and Development Authority (the "Authority"), a political subdivision of the State of Louisiana, under four loan agreements relating to the issuance of $100.0 million, $250.0 million, $89.0 million and $65.0 million aggregate principal amount of the Authority's tax-exempt revenue bonds, respectively. As of September 30, 2017, debt outstanding under the tax-exempt waste disposal revenue bonds bore interest at a variable rate. As of September 30, 2017, we were in compliance with all of the covenants with respect to the Senior Notes, the 4,625% 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% senior notes due 2022, the 4.875% 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the Credit Agreement and our waste disposal revenue bonds.
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
At September 30, 2017, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.0% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.0% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating. The Credit Agreement matures on August 23, 2021. As of September 30, 2017, we had outstanding letters of credit totaling $45.4 million and borrowing availability of $954.6 million under the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to customary exceptions. The Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains customary events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of September 30, 2017, we were in compliance with the total leverage ratio financial maintenance covenant.
GO Zone and IKE Zone Bonds
As of September 30, 2017, we had drawn all the proceeds from the issuance of the 6 ½% senior notes due 2029, 6 ¾% senior notes due 2032, 6 ½% 2035 GO Zone Senior Notes and 6 ½% 2035 IKE Zone Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" in the 2016 Form 10-K and below for more information on the 6 ½% senior notes due 2029, the 6 ¾% senior notes due 2032, the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes. All domestic restricted subsidiaries that guarantee other debt of ours or of another guarantor of the Senior Notes in excess of $5.0 million are guarantors of these notes.
The $250.0 million of 6 ¾% senior notes due November 1, 2032 under the GO Zone Act was issued by the Authority in December 2007. The bonds were subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2017 for 100.0% of the principal plus accrued interest. During September 2017, we directed the Authority to optionally redeem in full $250.0 million 6 ¾% senior notes on November 1, 2017 at a redemption price of par, plus accrued and unpaid interest, if any, to the redemption date. The Authority is required to cause the GO Zone Bonds trustee to surrender the 6 ¾% senior notes due November 2032 of $250.0 million, to the Senior Notes trustee for cancellation. We used cash on hand to fund the redemption of the GO Zone Bonds.

The indentures governing the Senior Notes contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on us. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict us from incurring additional debt, except specified permitted debt (including borrowings under our credit facility), when our fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of our regular quarterly dividend of up to $0.10 per share. If the restrictions were currently effective, distributions in excess of $100.0 million would not be allowed unless, after giving pro forma effect to the distribution, our fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50.0% of our consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which consolidated financial statements have been filed, plus 100.0% of net cash proceeds received after October 1, 2003 as a contribution to our common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
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

4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, we issued $624.8 million aggregate principal amount of the 4.625% 2021 Senior Notes and $433.8 million aggregate principal amount of the 4.875% 2023 Senior Notes upon the closing of our offers to exchange any and all of the $688.0 million aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly owned subsidiary of Axiall, and the $450.0 million aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In connection with the private offering and issuance of the 4.625% 2021 Senior Notes and the 4.875% Senior Notes, we entered into a registration rights agreement pursuant to which, among other things, we agreed to file with the SEC a registration statement relating to an offer to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new SEC registered notes (the "2021 and 2023 Exchange Notes") containing terms substantially identical to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes except that the transfer restrictions on the 2021 and 2023 Exchange Notes will be modified or eliminated and there will be no registration rights). On March 27, 2017, we commenced registered exchange offers to exchange the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes for new notes that are identical in all material respects to the 4.625% 2021 Senior Notes and the 4.875% 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and 100.0% of the 4.625% 2021 Senior Notes and 100.0% of the 4.875% 2023 Senior Notes were exchanged.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $300.0 million revolving credit facility with Westlake Chemical Partners LP ("WLKP"). On August 1, 2017, the revolving credit facility was amended to extend the maturity from 2018 to 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on WLKP's consolidated leverage ratio), payable quarterly. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2017, outstanding borrowings under the credit facility totaled $253.5 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600.0 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of September 30, 2017, outstanding borrowings under the credit facility totaled $223.6 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate WLKP and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and WLKP and OpCo are eliminated upon consolidation.
Off-Balance Sheet Arrangements
None.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products (including any changes as a result of economic growth or North American producers' competitive position);

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under the Credit Agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, funding and results of capital projects, such as the construction of the LACC plant and associated facilities;

•	results of acquisitions, including our acquisition of Axiall (including the benefits, results and effects thereof);

•	pension plan obligations, funding requirements and investment policies;

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2017, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $6.9 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $3.8 million. Additional information concerning derivative commodity instruments appears in Notes 13 and 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2017, we had $10.9 million principal amount of variable rate debt outstanding. The debt outstanding under the tax-exempt waste disposal revenue bonds is at a variable rate. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $10.9 million as of September 30, 2017 was 1.0%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by approximately $0.1 million. Also, at September 30, 2017, we had $3.3 billion aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $33.4 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2017	—	$—	—	$171,285,000
August 2017	—	$—	—	$171,285,000
September 2017	1,142	$77.67	—	$171,285,000
	1,142	$77.67	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250.0 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150.0 million. As of September 30, 2017, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $228.7 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.	EXHIBIT INDEX

10.1†	Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP and Westlake Chemical Partners LP, dated as of August 1, 2017

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	November 7, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)