Form 10-K
period 2017-12-31
WESTLAKE CHEMICAL CORP
filed 2018-02-21
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2017, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2017 of $66.21 on the New York Stock Exchange was approximately $2.4 billion.
There were 129,419,805 shares of the registrant's common stock outstanding as of February 14, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2018 Annual Meeting of Stockholders to be held on May 18, 2018.

Explanatory Note
References in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms refer to Westlake Chemical Corporation ("Westlake" or the "Company").
Cautionary Statements about Forward-Looking Statements
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

i

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
Industry and Market Data
Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications, including information from IHS Markit (formerly IHS Chemical) ("IHS") . We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2017. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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
We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer ("VCM") plant in Calvert City, Kentucky from Goodrich Corporation. In 1992, we commenced our Vinyls segment's building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated global producer of petrochemicals, vinyls, polymers and building products. We achieved this growth by acquiring existing plants or constructing new plants and completing numerous capacity or production line expansions. We regularly consider acquisitions and other internal and external growth opportunities that would be consistent with, or complementary to, our overall business strategy.
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of 12,937,500 common units (the "Westlake Partners IPO"). On September 29, 2017, Westlake Partners completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit and purchased an additional 5.0% newly-issued limited partner interest in Westlake Chemical OpCo LP ("OpCo") for approximately $229 million resulting in an aggregate 18.3% limited partner interest in OpCo effective July 1, 2017. As of February 14, 2018, Westlake Partners' assets consist of an 18.3% limited partner interest in OpCo, as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly-owned by us. OpCo's assets include two ethylene production facilities at our olefins facility at our Lake Charles site, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain an 81.7% limited partner interest in OpCo, a 43.8% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of both our Olefins and Vinyls segments. For more information, see "—Olefins Business" and "—Vinyls Business" below.
On August 31, 2016, we completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake. Axiall is a manufacturer and international marketer of chemicals and building products, with manufacturing sites in North America. As a result of the combination with Axiall, we are the third-largest global chlor-alkali producer and the third-largest PVC producer in the world.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 14, 2018, we (directly and through OpCo and our 95% and 60% owned Asian joint ventures) had approximately 40.7 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia.
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

The following table illustrates our production capacities at February 14, 2018 by principal product and the primary end uses of these materials:

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
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. OpCo has the capacity to produce approximately 3.0 billion pounds of ethylene per year at our olefins facility at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce polyethylene and styrene monomer in our Olefins business and to produce VCM and EDC in our Vinyls business. OpCo also produces ethylene for our Vinyls segment at our Calvert City site, and substantially all of the ethylene we purchase from OpCo at Calvert City is used internally in the production of VCM. For OpCo's annual ethylene production that is purchased by us for our Vinyls business, see "Business—Vinyls Business." In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. OpCo completed an upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the third quarter of 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually.
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
We are the leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher margin specialty polyethylene products. In 2017, our annual capacity of approximately 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both Lake Charles and Longview facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
Styrene. Styrene is used to produce derivatives such as polystyrene, acrylonitrile butadiene styrene, unsaturated polyester and synthetic rubber. These derivatives are used in a number of applications including consumer disposables, food packaging, housewares, paints and coatings, building materials, tires and toys. We produce styrene at our Lake Charles plant, where we have the capacity to produce approximately 570 million pounds of styrene per year, all of which is sold to external customers.

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
No single customer accounted for 10% or more of net sales for the Olefins segment in 2017.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, DowDuPont Inc., ExxonMobil Chemical Company, Formosa Plastics Corporation, LyondellBasell Industries, N.V. and NOVA Chemicals Corporation.
Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC and PVC compounds, VCM, EDC, chlor-alkali (chlorine and caustic soda) and chlorinated derivative products and, through OpCo, ethylene. We also manufacture and sell building products fabricated from PVC, including siding, pipe, fittings, profiles, trim, mouldings, fence and decking products, window and door components and film and sheet products. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary North American chemical manufacturing facilities are located in our Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. Our Calvert City site includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. Our Lake Charles site includes three chlor-alkali plants, two VCM plants, a chlorinated derivative products plant and cogeneration assets. Our Plaquemine site includes a chlor-alkali plant, a VCM plant, a PVC plant and cogeneration assets. Our Geismar site includes a chlor-alkali plant, a VCM plant and a PVC plant. We also produce chlorine, caustic soda, hydrogen and chlorinated derivative products at our Natrium, West Virginia, Longview, Washington and Beauharnois, Quebec facilities and PVC resin and PVC compounds at several facilities in Mississippi. Our European chemical manufacturing facilities are located in Germany and the United Kingdom and include two chlor-alkali plants, two VCM plants and six PVC plants. Our Asian manufacturing facilities are located near Shanghai, in the People's Republic of China, and in Kaohsiung, Taiwan, through our 95% and 60% owned joint ventures, respectively, and include a PVC plant, a PVC film and sheet plant, a chlor-alkali plant and a chlorinated derivative products plant. As of February 14, 2018, we owned 24 building product facilities.

The following table illustrates our production capacities at February 14, 2018 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses
	(Millions of pounds)
Specialty PVC	1,100	Automotive sealants, cable sheathing, medical applications and other applications
Commodity PVC	6,030	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications
VCM	7,480	PVC
Chlorine	7,140	VCM, organic/inorganic chemicals, bleach
Caustic Soda	7,860	Pulp and paper, organic/inorganic chemicals, neutralization, alumina
Chlorinated Derivative Products	2,290	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production
Ethylene (3)	730	VCM
Building Products	1,950
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
We are the third-largest PVC producer in the world. We have the capacity to produce approximately 6.0 billion pounds and 1.1 billion pounds of commodity and specialty PVC per year, respectively, at our various facilities globally. We use some of our North American-produced PVC internally in the production of our building products and PVC compounds. The remainder of our PVC, including the PVC produced at our European and Asian facilities, is sold to downstream fabricators and the international markets.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce VCM. We have the capacity to produce approximately 6.0 billion pounds and 1.5 billion pounds of VCM per year at our North American and European facilities, respectively. The majority of our VCM is used internally in our PVC operations. VCM not used internally is sold to other vinyl resins producers in domestic and international markets.
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

Chlorinated Derivative Products. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite, hydrochloric acid ("HCL") and pelletized caustic soda ("PELS"). We have the capacity to produce approximately 2.3 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview facilities. The majority of our chlorinated derivative products are sold to external customers who use these products for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling, solvent and cleaning chemicals and natural gas and oil production.
Ethylene. We use the ethylene we purchase that is produced by OpCo at Calvert City to produce VCM. OpCo's Calvert City ethylene plant has the capacity to produce approximately 20% of the ethylene required for our total VCM production. We obtain the remainder of the ethylene we need for our Vinyls business from OpCo's Lake Charles plants and from third party purchases. OpCo's Calvert City ethylene plant utilizes ethane feedstock and enables us, through OpCo, to enhance our vinyl chain integration. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion was completed in 2017 and, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually.
Building Products. Products made from PVC are used in construction materials ranging from water and sewer systems to home and commercial applications for siding, trim, mouldings, fence, deck, window and door systems. Our building products consist of two primary product groups: (i) exterior products, which includes siding, trim, mouldings, window profiles, fence and decking products; and (ii) PVC pipe, specialty PVC pipe and fittings. We manufacture and market exterior products under the Royal Building Products®, Celect Cellular Exteriors by Royal®, Zuri Premium Decking by Royal®, Royal S4S Trim Board® and Exterior Portfolio® brand names. We manufacture and market specialty pipe and fittings, water, sewer, irrigation and conduit pipe products under the North American Pipe® and Royal Building Products® brand names. We manufacture film and sheet at our Shanghai facility for both Asian and global markets. All of our building products are sold to external customers. The combined capacity of our 24 building products plants is approximately 2.0 billion pounds per year.
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
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2017.
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
It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2017, we made capital expenditures of $15 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $42 million in 2018 and $42 million in 2019, respectively, related to environmental compliance. The expected 2018 and 2019 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to Environmental Protection Agency (the "EPA") regulations and requirements with respect to the Axiall chlor-alkali sites. The remainder of the 2018 and 2019 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe such sanctions would not exceed $100,000.

•
During September 2010, our vinyls facilities in north Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. We have been negotiating a possible global settlement of these and several other matters with Louisiana Department of Environmental Quality. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

•
For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City, Kentucky facility and certain Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate us to take corrective actions relating to the alleged noncompliance. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

•
Regional offices of the EPA have investigated, and in some cases inspected, our compliance with Risk Management Program requirements under the Clean Air Act at our Calvert City, Kentucky; Natrium, West Virginia and Geismar, Louisiana facilities. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

•
In October 2017, the Enforcement Division of Kentucky Department of Environmental Protection ("KDEP") indicated that it intended to proceed with enforcement on two Notices of Violation ("NOVs") received by our Calvert City, Kentucky facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. We have engaged in negotiations with KDEP to resolve these alleged violations. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Also see our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K.
Employees
As of December 31, 2017, we had approximately 8,800 employees in the following areas:

Category	Number
Olefins segment	820
Vinyls segment	7,610
Corporate and other	370
Approximately 32% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements that expire at various times through 2022. We have multiple collective bargaining agreements in Europe, Canada and the United States, with varying expiration years, covering different groups of our work force. There were no strikes, lockouts, or work stoppages in 2017 and we believe that our relationship with our employees and unions is open and positive.
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
Conversely, we have selectively granted licenses to our patented Energx® technology for LLDPE production and for proprietary LDPE reactor mixing technology. We have also granted several licenses for EDC/VCM technology, including the direct chlorination process and catalyst, and S-PVC (Suspension PVC for thermoplastic process) process and technology.
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
Lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2017 (as of December 31, 2017, approximately 44% lower than their 2014 peak levels), have led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers that use crude oil derivatives. As a result, our margins and cash flows have been and may continue to be negatively impacted. This impact could be magnified to the extent crude oil prices drop even further and depending on how long prices remain at these levels. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States outside of the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Additionally, the export of natural gas liquids from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions, including in the United States, Europe and Asia;

•	new capacity additions in North America, Europe, Asia and the Middle East;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	increases in interest rates;

•	international events and circumstances;

•	war, sabotage, terrorism and civil unrest;

•	governmental regulation, including in the United States, Europe and Asia;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.

A number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. The significant weakness in the U.S. residential housing market since 2006 and economic weakness in Europe had an adverse effect on demand and margins for our products. If the global economy worsens in general, or the U.S. residential housing market or the European economy worsens in particular, demand for our products and our results of operations and cash flows could be adversely affected.
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
Hostilities in the Middle East, the Commonwealth of Independent States (including Ukraine) or elsewhere or the occurrence, or threat of occurrence, of terrorist attacks could adversely affect the economies of the United States, Europe and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. Furthermore, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2017, have led and may continue to lead to lower margins in the United States. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.
We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition of trade barriers (which could, among other things, negatively impact our ability to export our products outside of the U.S.), imposition of tariffs and duties, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. If the U.S. administration makes certain changes to its foreign trade policies, such changes could lead to imposition of additional trade barriers and tariffs on us in foreign jurisdictions. Our operating results could be negatively affected by any of these risks.
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
We rely heavily on railroads, barges, trucks and other shipping companies to transport raw materials to the manufacturing facilities used by our businesses and to ship finished products to customers. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards (including pipeline leaks and ruptures and storage tank leaks), as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies fail to operate properly, or if there were significant changes in the cost of these services due to new or additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business and results of operations.
We may pursue acquisitions, dispositions and joint ventures and/or other transactions that may impact our results of operations and financial condition.
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
We use large quantities of hazardous substances and generate large quantities of hazardous wastes and emissions in our manufacturing operations. Due to the large quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities such as the EPA and the European Union, which promulgates the Industrial Emission Directive ("IED"). As such, we are subject to extensive international, national, state and local laws, regulations and directives pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws, regulations and directives are subject to varying and conflicting interpretations. Many of these laws, regulations and directives provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all of our petrochemical facilities in the United States and Europe may require improvements to comply with certain changes in process safety management requirements.
New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us. For example, on April 17, 2012, the EPA promulgated maximum achievable control technology ("MACT") standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF"), and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. Similarly, the Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. The TSCA reform legislation enacted in June 2016 expanded the EPA's authority to review and regulate new and existing chemicals. In June 2017, the EPA issued three rules that implement the TSCA reform legislation. One rule establishes the EPA's process and criteria for identifying high priority chemicals for risk evaluation. Another rule sets the EPA's approach for determining whether these high priority chemicals present an unreasonable risk to health or the environment. These two rules are currently the subject of legal challenges by environmental groups. The third rule requires industry reporting of chemicals manufactured or processed in the United States over the past 10 years. These rules or future new, amended or proposed laws or rules may result in an increase in regulations, which could increase our costs or reduce our production, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
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
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. However, in June 2017, the Trump Administration announced that the United States intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the earliest date the United States can effectively withdraw is November 2020. The United States' adherence to the exit process and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Legislation to regulate GHG emissions has also been introduced in the United States Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.

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
As of December 31, 2017, our indebtedness, including the current portion, totaled $3.8 billion, and our debt represented approximately 42% of our total capitalization. Our annual interest expense for 2017 was $159 million, net of interest capitalized of $4 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
Our business may not generate sufficient cash flows from operations, we may not receive sufficient distributions from Westlake Partners, and currently anticipated cost savings and operating improvements may not be realized on schedule. We also generate revenues denominated in currencies other than that of our indebtedness and may have difficulty converting those revenues into the currency of our indebtedness. We may need to refinance all or a portion of our indebtedness on or before maturity. In addition, we may not be able to refinance any of our indebtedness, including our credit facility and our senior notes, on commercially reasonable terms or at all. All of these factors could be magnified if we were to finance any future acquisitions with significant amounts of debt.
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
We are party to several joint ventures and similar arrangements, including an investment, together with Lotte Chemical USA Corporation ("Lotte"), in a joint venture to build an ethylene facility, LACC, LLC ("LACC"). Our participation in joint ventures and similar arrangements, by their nature, requires us to share control with unaffiliated third parties. In particular, with respect to our investment in LACC, we are a 10% holder and, therefore, our partner Lotte will have primary control over operations, including management of the contractors responsible for constructing the ethylene facility. If there are differences in views among joint venture participants in how to operate a joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
LACC may incur additional costs or delays in the construction of the LACC ethylene facility.
We have a commitment to contribute up to $225 million toward the construction of the LACC ethylene facility, which equates to approximately 10% of the equity in LACC. If there are cost overruns, our investment could be diluted below 10% if we do not make additional contributions to maintain our ownership position. The construction of the LACC ethylene facility without delays or significant cost overruns is subject to substantial risks, including:

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
We have certain non-U.S. defined benefit pension plans covering current and former employees associated with our European operations that we have not funded and are not obligated to fund under applicable law. In addition, we assumed certain U.S. and non-U.S. tax-qualified and non-tax-qualified pension obligations, as well as OPEB obligations, in connection with the Merger. The non-tax-qualified pension liabilities and OPEB obligations to provide retiree health benefits assumed as a result of the Merger are unfunded. As of December 31, 2017, the projected benefit obligation for our pension and OPEB plans were approximately $949 million and $76 million, respectively. The fair value of pension investment assets was $668 million as of December 31, 2017. The total underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2017 was approximately $281 million, including the Westlake Salaried Plan, which was underfunded by approximately $120 million on an individual plan basis.
The unfunded OPEB obligations as of December 31, 2017 were approximately $76 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
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
The conversion of Axiall's Enterprise Resource Planning ("ERP") information systems to Westlake's ERP information systems may negatively impact our operations.
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. Because Axiall had its own ERP information systems, we currently operate on multiple ERP information systems, which complicates our processing, reporting and analysis of business transactions and other information. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. We expect to transition the Axiall systems to Westlake's ERP systems. The transition involves numerous risks, including:

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
Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes, and it not being subject to a material amount of entity-level taxation. We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. If the Internal Revenue Service ("IRS") were to treat Westlake Partners as a corporation for federal income tax purposes, or if Westlake Partners become subject to entity-level taxation for state tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold.
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
Our Longview site consists of three polyethylene plants, a specialty polyethylene wax plant, and a 200-mile ethylene pipeline owned by OpCo that runs from Mont Belvieu to our Longview site. The plants are located inside a large Eastman Chemical Company ("Eastman") facility where Eastman produces a number of other chemical products. We can access ethylene to support our polyethylene operations either by purchasing ethylene from Eastman at the site or by transporting ethylene from OpCo's Lake Charles plant into the Gulf Coast grid and by transporting ethylene through our ethylene pipeline into our Longview facility. The technologies we use to produce polyethylene at Longview are similar to the technologies that we employ at Lake Charles. The Longview facility has a total capacity of approximately 1.1 billion pounds per year.
Vinyls
Our Calvert City site is situated on approximately 750 acres on the Tennessee River in Kentucky and includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. The capacity of OpCo's Calvert City ethylene plant is approximately 730 million pounds per year and the capacity of our chlor-alkali plant is approximately 550 million pounds of chlorine and 605 million pounds of caustic soda per year. Our chlorine plant utilizes efficient, state-of-the-art membrane technology. Our VCM plant has a capacity of approximately 1.5 billion pounds per year and our Calvert City PVC plant has a capacity of approximately 1.5 billion pounds per year. In January 2016, OpCo announced an expansion project to increase the ethylene capacity of its ethylene plant at our Calvert City facility. The expansion was completed in 2017 and, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually.

Our vinyls facility at our Lake Charles site consists of two tracts of land making up approximately 1,690 acres, each within three miles of the other. The site operates a diverse portfolio of manufacturing plants, including three chlor-alkali plants, two VCM plants, a chlorinated derivative products plant and cogeneration assets. Our Lake Charles chlor-alkali plants are designed to produce approximately 2.8 billion pounds of chlorine and approximately 3.0 billion pounds of caustic soda per year. Our chlorine plants utilize both membrane and diaphragm technology. Our Lake Charles VCM plants have a capacity of approximately 2.1 billion pounds per year and our chlorinated derivative products plants have a capacity of approximately 715 million pounds per year. Our Lake Charles cogeneration assets have the capacity to generate approximately 420 Megawatts of electricity per year.
Our Plaquemine site is located on approximately 860 acres on the west bank of the Mississippi River in Iberville Parish and includes a chlor-alkali plant, a VCM plant, a PVC plant and cogeneration assets. The capacity of Plaquemine's chlor-alkali plant is approximately 940 million pounds of chlorine and approximately 1.0 billion pounds of caustic soda per year. Our chlorine plant utilizes diaphragm technology. Our Plaquemine VCM plant has a capacity of approximately 1.6 billion pounds per year and our PVC plant has a capacity of approximately 1.9 billion pounds per year. Our Plaquemine cogeneration assets have the capacity to generate approximately 240 Megawatts of electricity per year.
Our Geismar site is situated on approximately 185 acres on the east bank of the Mississippi River and includes a chlor-alkali plant, a VCM plant and a PVC plant. Our Geismar chlor-alkali plant is designed to produce approximately 700 million pounds of chlorine and approximately 770 million pounds of caustic soda per year. Our chlorine plant utilizes membrane technology. Our Geismar VCM plant has a capacity of approximately 850 million pounds per year and our PVC plant has a capacity of approximately 730 million pounds per year.
Our other North American vinyls manufacturing sites consist of facilities in Natrium, Longview and Beauharnois and include five chlor-alkali plants and four chlorinated derivative products plants. In addition, we have PVC resin and PVC compounds facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi. The chlor-alkali plants have a combined capacity of approximately 1.0 billion pounds of chlorine and approximately 1.1 billion pounds of caustic soda per year, the PVC plant has a capacity of approximately 1.0 billion pounds per year and our chlorinated derivative products plants have a combined capacity of approximately 1.3 billion pounds per year.
Our European vinyls manufacturing sites consist of five facilities in Germany and one facility in the United Kingdom, and include two membrane chlor-alkali plants, two VCM plants and six PVC plants. The chlor-alkali plants have a combined capacity of approximately 950 million pounds of chlorine and approximately 1.0 billion pounds of caustic soda per year, the VCM plants have a combined capacity of approximately 1.5 billion pounds per year and the PVC plants have a combined capacity of approximately 1.7 billion pounds per year.
As of February 14, 2018, we owned 24 building products plants, consisting of 13 PVC pipe plants, eight siding, trim and mouldings plants, two profile plants producing PVC fence, decking, windows and door profiles and one film and sheet plant. The majority of our plants are strategically located near major markets and serve customers throughout the United States, Canada and Asia. The combined capacity of our building product plants is approximately 2.0 billion pounds per year. In addition, we have 19 company-owned building products distribution branches in Canada.
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 18 to the audited consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2018 annual meeting of stockholders (the "Proxy Statement").

Item 3. Legal Proceedings
In addition to the matters described under Item 1. Business—Environmental and Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure
Not Applicable.

Executive Officers of the Registrant
James Chao (age 70). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge Is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Chao (age 68). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 61). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been the Senior Vice President, Chief Financial Officer and a director of Westlake Partners' general partner since its formation in March 2014, and its Treasurer since April 2015. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 61). Mr. Buesinger has been our Executive Vice President, Vinyl Products since July 2017. From April 2010 to July 2017, Mr. Buesinger served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
Lawrence E. (Skip) Teel (age 59). Mr. Teel has been our Executive Vice President, Olefins since July 2017. From July 2014 to July 2017, Mr. Teel served as our Senior Vice President, Olefins and, from July 2012 to July 2014, he served as our Vice President, Olefins. In addition, Mr. Teel has been the Senior Vice President, Olefins of Westlake Partners' general partner since July 2014. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.

L. Benjamin Ederington (age 47). Mr. Ederington has been our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since July 2017. From December 2015 to July 2017, Mr. Ederington served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been the Vice President, General Counsel, Secretary and a director of Westlake Partners' general partner since its formation in March 2014. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 53). Mr. Kenner has been our Senior Vice President, Chemical Manufacturing since July 2017. From July 2008 to July 2017, Mr. Kenner served as our Vice President, Manufacturing. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from September 2005 to July 2008. From August 2004 to September 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 67). Mr. Mangieri has been our Senior Vice President and Chief Accounting Officer since July 2017. From February 2007 to July 2017, Mr. Mangieri served as our Vice President and Chief Accounting Officer and, from April 2000 to February 2007, he served as our Vice President and Controller. In addition, Mr. Mangieri has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since its formation in March 2014. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
As of February 14, 2018, there were 39 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK." Set forth below are the high and low closing prices for our common stock, as reported on the New York Stock Exchange composite tape for the periods indicated and the cash dividends declared in these periods.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2017
4th Quarter	$106.53	$83.10	$0.2100
3rd Quarter	83.55	65.85	0.2100
2nd Quarter	67.34	60.09	0.1906
1st Quarter	67.21	57.29	0.1906
Year Ended December 31, 2016
4th Quarter	$59.17	$49.84	$0.1906
3rd Quarter	53.50	41.21	0.1906
2nd Quarter	52.22	39.88	0.1815
1st Quarter	53.60	41.01	0.1815
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
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2017	3,202	$83.28	—	$171,285,000
November 2017	—	$—	—	$171,285,000
December 2017	—	$—	—	$171,285,000
Total	3,202	$83.28	—

______________________________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of December 31, 2017, 4,193,598 shares of our common stock had been acquired at an aggregate purchase price of approximately $229 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,933,467	$26.95	4,855,527
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,933,467	$26.95	4,855,527
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(dollars in millions, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$8,041	$5,076	$4,463	$4,415	$3,759
Gross profit	1,769	981	1,185	1,317	1,101
Selling, general and administrative expenses	399	258	218	179	144
Amortization of intangibles	108	38	7	5	4
Transaction and integration-related costs	29	104	—	9	—
Income from operations	1,233	581	960	1,124	953
Interest expense	(159)	(79)	(35)	(37)	(18)
Other income (expense), net (2)	7	56	38	(3)	7
Income before income taxes	1,081	558	963	1,084	942
Provision for (benefit from) income taxes	(258)	138	298	399	332
Net income	1,339	420	665	685	610
Net income attributable to noncontrolling interests	35	21	19	6	—
Net income attributable to Westlake Chemical Corporation	$1,304	$399	$646	$679	$610
Earnings Per Share Attributable to Westlake Chemical Corporation: (3)
Basic	$10.05	$3.07	$4.88	$5.09	$4.57
Diluted	$10.00	$3.06	$4.86	$5.07	$4.55
Weighted average shares outstanding (3)
Basic	129,087,043	129,367,712	131,823,707	133,111,230	133,224,256
Diluted	129,540,013	129,974,822	132,301,812	133,643,414	133,779,250
Balance Sheet Data (end of period):
Cash and cash equivalents	$1,531	$459	$663	$881	$461
Marketable securities	—	—	520	—	239
Restricted cash	1	161	—	—	—
Working capital (4)	1,496	1,225	1,652	1,475	1,244
Total assets	12,076	10,890	5,569	5,208	4,054
Total long-term debt, net	3,127	3,679	758	758	757
Total Westlake Chemical Corporation stockholders' equity	4,874	3,524	3,266	2,912	2,419
Cash dividends declared per share (3)	$0.8012	$0.7442	$0.6930	$0.5820	$0.4125
Other Operating Data:
Cash flows from:
Operating activities	$1,538	$834	$1,079	$1,032	$753
Investing activities	(652)	(2,563)	(1,006)	(773)	(1,002)
Financing activities	160	1,533	(287)	165	(80)
Depreciation and amortization	601	378	246	208	158
Capital expenditures	577	629	491	431	679
EBITDA (5)	1,841	1,015	1,244	1,329	1,118

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(dollars in millions, except share amounts, per share data and volume data)
External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,363	2,392	2,445	2,364	2,244
Styrene, feedstock and other	828	794	1,182	941	1,094
Vinyls Segment
PVC, caustic soda and other	15,997	8,118	5,026	3,174	1,995
Building products	1,193	770	629	572	487

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

(3)
On February 14, 2014, our Board of Directors authorized a two-for-one split of our common stock. Stockholders of record as of February 28, 2014 were entitled to one additional share for every share outstanding, which was distributed on March 18, 2014. All share amounts and per share data for the year ended December 31, 2013 have been restated to reflect the effect of the two-for-one stock split.

(4)	Working capital equals current assets less current liabilities.

(5)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful company-to-company performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flows and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to net cash provided by operating activities.

Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(dollars in millions)
Net cash provided by operating activities	$1,538	$834	$1,079	$1,032	$753
Changes in operating assets and liabilities and other	(733)	(313)	(374)	(288)	(49)
Deferred income taxes	534	(101)	(40)	(59)	(94)
Net income	1,339	420	665	685	610
Add:
Depreciation and amortization	601	378	246	208	158
Interest expense	159	79	35	37	18
Provision for (benefit from) income taxes	(258)	138	298	399	332
EBITDA	$1,841	$1,015	$1,244	$1,329	$1,118

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
Since 2009 and continuing through 2017, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene and ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has benefited operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through 2017 (which has resulted in reduced prices and margins). Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East, and a number of new capacities announced in recent years, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Since the U.S. housing market collapse in 2008, continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which has negatively impacted our Vinyls segment operating rates and margins. However, since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Announced capacity is now complete and increasing demand driven by the improving economic growth and U.S. producers' competitive export position is expected to result in improved operating rates and caustic soda pricing. Westlake is the second-largest purchaser of ethylene in the U.S. and lower prices of ethylene could positively impact our Vinyls segment.
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
Our historical results have been significantly affected by our plant production capacity, our efficient use of that capacity and our ability to increase capacity. Since our inception, we have followed a disciplined growth strategy that focuses on plant acquisitions, new plant construction and internal expansion. We evaluate each expansion project on the basis of its ability to produce sustained returns in excess of our cost of capital and its ability to improve efficiency or reduce operating costs. We also regularly look at acquisition opportunities that would be consistent with, or complimentary to, our overall business strategies. Depending on the size of the acquisition, any such acquisitions could require external financing.
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
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flows.
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
Recent Developments
On December 22, 2017, the U. S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act, among other changes, reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and also requires a one-time deemed repatriation of foreign earnings at specified rates. We are subject to the provisions of the Financial Accounting Standards Board Accounting Standard Codification 740, Income Taxes, which requires the revaluation of deferred tax assets and liabilities in the period the tax rate change is enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when the registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, not to exceed one year. Under the above accounting guidance, we made a provisional adjustment in the 2017 consolidated financial statements. We recognized a one-time income tax benefit of approximately $591 million for items that we could reasonably estimate such as revaluation of deferred tax assets and liabilities and the one-time U.S. tax on the mandatory deemed repatriation of our post-1986 foreign earnings.

On December 18, 2017, we delivered notices to redeem all of the outstanding Westlake 4.625% Senior Notes due 2021 ($625 million aggregate principal amount) and all of the outstanding Eagle Spinco Inc. 4.625% Senior Notes due 2021 ($63 million aggregate principal amount) (collectively, the "2021 Notes") at a redemption price equal to 102.31% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date. The 2021 Notes were redeemed on February 15, 2018 using cash on hand, including the net proceeds from the November 2017 offering of $500 million aggregate principal amount of Westlake's 4.375% Senior Notes due 2047 and the November 2017 remarketing of $250 million aggregate principal amount of Louisiana Local Government Environmental Facilities and Community Development Authority Revenue Refunding Bonds (GO Zone) (Non-AMT) (the "Refunding Bonds").
On December 5, 2017, Westlake Partners increased the capacity of its existing revolving credit agreement with Westlake Chemical Finance Corporation from $300 million to $600 million. The facility maturity date is April 29, 2021.
On November 28, 2017, we closed the public offering of $500 million aggregate principal amount of 4.375% Senior Notes due 2047. On November 29, 2017, we closed the remarketing of $250 million aggregate principal amount of the Refunding Bonds. We issued $250 million aggregate principal amount of 3.50% Senior Notes due 2032 to collateralize our obligations under the loan agreement relating to the Refunding Bonds.
On September 29, 2017, Westlake Partners completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit and purchased an additional 5.0% newly-issued limited partner interest in Westlake Chemical OpCo LP ("OpCo") for approximately $229 million, resulting in an aggregate 18.3% limited partner interest in OpCo effective July 1, 2017. Net proceeds to Westlake Partners from the sale of the units was $111 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3 million. Westlake Partners used the proceeds from the offering and the existing revolving credit facility with Westlake Chemical Finance Corporation, our subsidiary, to fund the purchase of the additional 5.0% interest in OpCo.
During September 2017, we directed the Louisiana Local Government Authority Environmental Facilities and Community Development Authority (the "Authority") to optionally redeem in full $250 million aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 2032 on November 1, 2017 at a redemption price of par. The 6 ¾% tax-exempt revenue bonds due November 2032 were issued by the Authority in December 2007 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act") for our benefit and were subject to optional redemption by the Authority at any time on or after November 1, 2017 for 100.0% of the principal plus accrued unpaid interest, if any. The 6 ¾% tax-exempt revenue bonds due November 2032 were redeemed on November 1, 2017. In connection with the redemption of the 6 ¾% tax-exempt revenue bonds due November 2032, the Authority caused the Westlake 6 ¾% senior notes to be surrendered to the trustee for cancellation.
On August 30, 2017, following Westlake Partners' cash distribution for the second quarter of 2017, the requirement under Westlake Partners' partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, 12,686,115 subordinated units owned by us converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
On August 1, 2017, we, Westlake Partners and OpCo executed an Investment Management Agreement (the "Investment Management Agreement") that authorized Westlake to invest Westlake Partners' and OpCo's excess cash.
On August 1, 2017, our wholly-owned subsidiary, Westlake Chemical Finance Corporation, entered into an amendment to the revolving credit facility with Westlake Partners, resulting in the extension of the credit facility's maturity date from April 29, 2018 to April 29, 2021.
We completed an upgrade and capacity expansion of our Calvert City ethylene unit in April 2017. The expansion, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually to a total annual ethylene capacity of approximately 730 million pounds.

Results of Operations
Segment Data

	Year Ended December 31,
	2017	2016	2015

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$1,518	$1,463	$1,651
Styrene, feedstock and other	533	431	609
Total Olefins	2,051	1,894	2,260
Vinyls
PVC, caustic soda and other	4,769	2,493	1,718
Building products	1,221	689	485
Total Vinyls	5,990	3,182	2,203
Total	$8,041	$5,076	$4,463

Income (loss) from operations
Olefins	$655	$558	$747
Vinyls	647	174	255
Corporate and other	(69)	(151)	(42)
Total income from operations	1,233	581	960
Interest expense	(159)	(79)	(35)
Other income (expense), net	7	56	38
Provision for (benefit from) income taxes	(258)	138	298
Net income	1,339	420	665
Net income attributable to noncontrolling interests	35	21	19
Net income attributable to Westlake Chemical Corporation	$1,304	$399	$646
Diluted earnings per share	$10.00	$3.06	$4.86

	Year Ended December 31,
	2017		2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	+9%	-1%	-9%	-7%
Vinyls	+14%	+74%	-4%	+48%
Company average	+12%	+46%	-6%	+20%

	Year Ended December 31,
	2017	2016	2015
Average industry prices (1)
Ethane (cents/lb)	8.3	6.6	6.2
Propane (cents/lb)	18.1	11.4	10.7
Ethylene (cents/lb) (2)	28.0	26.9	30.6
Polyethylene (cents/lb) (3)	71.1	65.3	71.6
Styrene (cents/lb) (4)	86.5	64.8	60.7
Caustic ($/short ton) (5)	800.4	645.0	581.0
Chlorine ($/short ton) (6)	323.8	297.7	266.9
PVC (cents/lb) (7)	62.6	54.7	51.0

______________________________

(1)	Industry pricing data was obtained through IHS. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS.

(5)	Represents average North American undiscounted contract prices of caustic soda over the period as reported by IHS.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS.

(7)
Represents average North American contract prices of PVC over the period as reported by IHS. Effective January 1, 2017, IHS made a non-market downward adjustment of 15 cents per pound to PVC prices. For comparability, we adjusted each prior-year period's PVC price downward by 15 cents per pound consistent with the IHS non-market adjustment.

Summary
For the year ended December 31, 2017, net income attributable to Westlake Chemical Corporation was $1,304 million, or $10.00 per diluted share, on net sales of $8,041 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $905 million, or $6.94 per diluted share, compared to 2016 net income attributable to Westlake Chemical Corporation of $399 million, or $3.06 per diluted share, on net sales of $5,076 million. Net income for the year ended December 31, 2017 increased versus the prior year primarily due to (1) the tax benefit recorded in the fourth quarter of 2017 of approximately $591 million, or $4.54 per diluted share, resulting from the reduction of the federal corporate income tax rate under the Tax Act; (2) earnings contributed by Axiall, which was acquired on August 31, 2016; (3) higher sales prices for our major products, resulting in improved margins; and (4) lower transaction and integration-related costs associated with the integration of Axiall. These increases versus the prior year were partially offset by (1) higher interest expense due to the debt assumed as a result of the Axiall acquisition; (2) higher unabsorbed fixed manufacturing and other costs associated with turnarounds; and (3) the realized gain in 2016 of $49 million from the previously held common stock of Axiall. Net sales for the year ended December 31, 2017 increased $2,965 million to $8,041 million compared to net sales for the year ended December 31, 2016 of $5,076 million, mainly due to higher sales contributed by Axiall and higher sales prices for our major products. Income from operations was $1,233 million for the year ended December 31, 2017 as compared to $581 million for the year ended December 31, 2016, an increase of $652 million. The increase in income from operations was mainly a result of earnings contributed by Axiall, higher sales prices for our major products and lower transaction and integration-related costs, partially offset by higher unabsorbed fixed manufacturing and other costs associated with turnarounds and unplanned outages, as compared to 2016. Pre-tax transaction and integration-related costs for the year ended December 31, 2017 were $29 million, or $0.16 per diluted share after tax, as compared to $104 million in 2016.
2017 Compared with 2016
Net Sales. Net sales increased by $2,965 million, or 58%, to $8,041 million in 2017 from $5,076 million in 2016, primarily attributable to higher sales volume contributed by Axiall and higher sales prices for our major products. Overall sales volumes increased by 46% in 2017 as compared to 2016, primarily attributable to higher sales contributed by Axiall. Average sales prices for 2017 increased by 12% as compared to 2016.
Gross Profit. Gross profit margin percentage increased to 22% in 2017 from 19% in 2016. The gross profit margin for 2017 was higher primarily due to higher sales prices for our major products and higher sales volumes for caustic soda, chlorine and PVC resin contributed primarily by Axiall, as compared to 2016. These increases were offset by higher unabsorbed fixed manufacturing and other costs associated with turnarounds and unplanned outages and a proportionately larger sales volume for the Vinyls segment, for which industry margins in 2017 and 2016 were lower as compared to the Olefins industry.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $141 million, or 55%, in 2017 as compared to 2016, primarily because a full year of Axiall's expenses were included in 2017, as compared to only four months in 2016 and an increase in employee compensation.
Amortization of Intangibles. Amortization of intangibles are comprised of amortization expense for customer relationships, trade name and other intangibles assets. The amortization expense increased by $70 million in 2017, as compared to 2016, because a full year of expense related to the intangible assets acquired in Axiall acquisition was included in 2017, as compared to only four months in 2016.

Transaction and Integration-related Costs. Transaction and integration-related costs were $29 million in 2017 as compared to $104 million in 2016. Transaction and integration-related costs were $75 million lower in 2017 as compared to 2016 predominantly because significant transaction and integration-related costs were incurred at the time of the Merger in 2016. The transaction and integration costs in 2017 primarily consisted of severance benefits provided to former Axiall employees in conjunction with the Merger and integration costs and consulting fees related to the Merger. The transaction and integration costs in 2016 primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $80 million to $159 million in 2017 from $79 million in 2016, primarily as a result of higher average debt outstanding for the year as well as decreased capitalized interest on major capital projects in 2017 as compared to 2016. The debt balance increased in August 2016 to finance the Merger. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net decreased by $49 million to $7 million in 2017 from $56 million in 2016. The decrease was mainly attributable to the realized gain in 2016 of $49 million from the previously held common stock of Axiall.
Income Taxes. The effective income tax rate was a benefit of 24% in 2017 as compared to an expense of 25% in 2016. The effective income tax rate for 2017 was below the U.S. federal statutory rate of 35% primarily due to the approximately $591 million income tax benefit as a result of the revaluation of deferred tax assets and liabilities and the one-time U.S. tax on the mandatory deemed repatriation of our post-1986 foreign earnings as part of the Tax Act, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, foreign earnings rate differential and foreign withholding tax related to such earnings. The effective income tax rate for 2016 was below the U.S. federal statutory rate of 35% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed, change in state apportionment and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger.
Olefins Segment
Net Sales. Net sales increased by $157 million, or 8%, to $2,051 million in 2017 from $1,894 million in 2016, mainly due to higher sales prices for our major products compared to the prior year. Average sales prices for the Olefins segment increased by 9% in 2017 as compared to 2016, while average sales volumes decreased by 1% in 2017 as compared to 2016, primarily due to lower polyethylene sales.
Income from Operations. Income from operations was $655 million in 2017 as compared to $558 million in 2016. This increase was mainly attributable to higher olefins integrated product margins, primarily due to higher sales prices for our major products, higher operating rates and lower costs associated with turnarounds and unplanned outages as compared to the prior year. These increases were partially offset by higher energy costs. Income from operations for 2016 was negatively impacted by the planned turnaround and expansion of the Lake Charles Petro 1 ethylene unit along with other unplanned outages. Trading activity for 2017 resulted in a loss of $4 million as compared to a gain of $20 million for 2016.
Vinyls Segment
Net Sales. Net sales increased by $2,808 million, or 88%, to $5,990 million in 2017 from $3,182 million in 2016. This increase was mainly attributable to higher sales volume contributed primarily by Axiall and higher sales prices for our major products. Average sales volumes increased by 74% in 2017, as compared to 2016 primarily because a full year of Axiall's operations was included in 2017 as compared to only four months of Axiall's operations included in 2016. Average sales prices for the Vinyls segment increased by 14% in 2017 as compared to 2016.
Income from Operations. Income from operations was $647 million in 2017 as compared to $174 million in 2016. This increase was mainly attributable to earnings contributed by Axiall and higher sales prices and volumes for our major products. These increases were partially offset by higher unabsorbed fixed manufacturing and other costs associated with the planned turnaround and expansion at the Calvert City facility and other turnarounds and unplanned outages in addition to higher energy costs in 2017, as compared to 2016.

2016 Compared with 2015
Net Sales. Net sales increased by $613 million, or 14%, to $5,076 million in 2016 from $4,463 million in 2015. This increase was mainly attributable to sales contributed by Axiall and higher sales volume for PVC resin, partially offset by lower sales prices for all our major products and lower sales volumes for our major olefins products, as compared to the prior year. Average sales prices for 2016 decreased by 6% as compared to 2015. Sales prices for the year ended December 31, 2016 were negatively impacted by lower crude oil prices as compared to the prior year. Overall sales volumes increased by 20% in 2016 as compared to 2015, primarily attributable to sales contributed by Axiall, as compared to the prior year.
Gross Profit. Gross profit margin percentage decreased to 19% in 2016 from 27% in 2015. The decrease in gross profit margin percentage was mainly the result of lower sales prices for our major products, as compared to the prior year, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. Sales prices decreased an average of 6% for the year ended December 31, 2016 as compared to 2015. In addition, gross profit for the year ended December 31, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value. The decrease in gross profit for the year ended December 31, 2016 was partially offset by lower average feedstock and energy costs and higher product margins at our European operations, as compared to the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $40 million, or 18%, in 2016 as compared to 2015. The increase was mainly attributable to general and administrative costs incurred by Axiall for the period from August 31, 2016 to December 31, 2016, partially offset by lower consulting and professional fees, as compared to 2015.
Amortization of Intangibles. The increase in amortization expense of $31 million in 2016 as compared to 2015 was mainly because of customer relationships, trade name and other intangibles assets acquired in the Merger.
Transaction and Integration-related Costs. Transaction and integration-related costs were $104 million in 2016 and primarily consisted of severance benefits provided to former Axiall executives in conjunction with the Merger, including the conversion of Axiall restricted stock units into our restricted stock units, transitional service expenses for certain former Axiall employees, retention agreement costs and consulting and professional fees related to the Merger.
Interest Expense. Interest expense increased by $44 million to $79 million in 2016 from $35 million in 2015, largely as a result of higher average debt outstanding, partially offset by increased capitalized interest on major capital projects in 2016 as compared to 2015. See "Liquidity and Capital Resources-Debt" below for a further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased $18 million to $56 million in 2016 from $38 million in 2015. This increase was primarily attributable to the realized gain of approximately $49 million from the previously held outstanding shares of common stock of Axiall and higher interest income for 2016 as compared to the prior year, partially offset by the expenses related to the bridge loan facility and other financing costs in connection with the Merger. Other income (expense), net for 2015 included a gain of approximately $16 million related to the bargain purchase gain from the acquisition of a controlling interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu"), net of related expenses, partially offset by the impairment and loss from the disposition of an equity method investment.
Income Taxes. The effective income tax rate was 25% in 2016 as compared to 31% in 2015. The effective income tax rate for 2016 was below the U.S. federal statutory rate of 35% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, the non-recognition of tax related to the gain recognized on previously held outstanding shares of common stock of Axiall, the benefit in prior years' and current-year tax credits for increased research and development expenditures and adjustments related to prior years' tax returns as filed, change in state apportionment and the foreign earnings rate differential, partially offset by state income taxes and nondeductible transaction costs related to the Merger. The effective income tax rate for 2015 was below the U.S. federal statutory rate of 35% primarily due to the benefit of state tax credits, the domestic manufacturing deduction, income attributable to noncontrolling interests, the non-recognition of tax related to the bargain purchase of a controlling interest in Huasu, the foreign earnings rate differential and the increased benefit in certain prior years' deductions due to a change in the calculation methodology of the domestic manufacturing deduction and adjustments related to prior years' tax returns as filed, partially offset by state income taxes.

Olefins Segment
Net Sales. Net sales decreased by $366 million, or 16%, to $1,894 million in 2016 from $2,260 million in 2015, mainly due to lower sales prices for our major products and lower sales volumes for most of our major products as compared to the prior year. Average sales prices for the Olefins segment decreased by 9% in 2016 as compared to 2015, while average sales volumes decreased by 7% in 2016 as compared to 2015.
Income from Operations. Income from operations was $558 million in 2016 as compared to $747 million in 2015. This decrease was predominantly attributable to lower olefins integrated product margins, primarily as a result of lower sales prices as compared to 2015, and the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs related to the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit and other planned turnarounds and unplanned outages in 2016. Trading activity for 2016 resulted in a gain of $20 million as compared to a loss of $11 million for 2015.
Vinyls Segment
Net Sales. Net sales increased by $979 million, or 44%, to $3,182 million in 2016 from $2,203 million in 2015. This increase was primarily attributable to sales contributed by Axiall and higher sales volume for PVC resin, partially offset by lower sales prices for our major products. Average sales prices for the Vinyls segment decreased by 4% in 2016 as compared to 2015. Average sales volumes increased by 48% in 2016 as compared to 2015, primarily related to sales contributed by Axiall, as compared to the prior year.
Income from Operations. Income from operations was $174 million in 2016 as compared to $255 million in 2015. This decrease was primarily driven by the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the unplanned outage at our Calvert City facility and the planned turnaround at our Lake Charles vinyls facility in 2016. Income from operations for the year ended December 31, 2016 was also lower as a result of lower sales prices for our major products, partially offset by higher product margins at our European operations, as compared to 2015. In addition, income from operations for the year ended December 31, 2016 included the negative impact of selling higher cost Axiall inventory recorded at fair value.
Cash Flows
Operating Activities
Operating activities provided cash of $1,538 million in 2017 compared to cash provided of $834 million in 2016. The $704 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in working capital requirements. Income from operations increased by $652 million in 2017, as compared to the prior year, mainly as a result of higher sales prices, resulting in a higher margin, as well as higher earnings contributed by Axiall. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $155 million in 2017, compared to $59 million of cash provided in 2016, a favorable change of $96 million. The favorable change was mainly due to a decrease in cash usage in 2017 of $141 million resulting from higher accounts payable and accrued liabilities, partially offset by higher accounts receivables, resulting in an increase in cash usage of $90 million, as compared to 2016.
Operating activities provided cash of $834 million in 2016 compared to cash provided of $1,079 million in 2015. The $245 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, an increase in working capital requirements, and an increase in deferred turnaround costs associated with OpCo's Lake Charles Petro 1 turnaround, partially offset by lower income taxes paid as compared to 2015. Income from operations decreased by $379 million in 2016, as compared to the prior year, mostly attributable to (1) lower sales prices for all of our major products; (2) transaction and integration-related costs associated with the Merger; and (3) the lost sales, lower production rates, unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Lake Charles Petro 1 ethylene unit, the unplanned outage at our Calvert City facility and other planned turnarounds and unplanned outages. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities provided cash of $59 million in 2016, compared to $128 million of cash provided in 2015, an unfavorable change of $69 million. The change was mainly due to an increase of $161 million in inventory, partially offset by a decrease in current liabilities (accounts payable and accrued liabilities) of $90 million.

Investing Activities
Net cash used for investing activities during 2017 was $652 million as compared to net cash used of $2,563 million in 2016. We used $2,438 million of cash, net of cash acquired, for the acquisition of Axiall in 2016. Capital expenditures were $577 million in 2017 compared to $629 million in 2016. Capital expenditures in 2017 were incurred on several projects, including the upgrade and expansion of OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in 2016 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2017 and 2016 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In addition, we spent $66 million in 2017 related to our contribution to LACC to fund the construction costs of the ethylene plant, as compared to $17 million in 2016. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion. We did not purchase any securities in 2017 compared to a total of $138 million of securities purchased in 2016. Other 2016 investing activity was related to the receipt of proceeds of $663 million from the sales and maturities of our investments.
Net cash used for investing activities during 2016 was $2,563 million as compared to net cash used of $1,006 million in 2015. We used $2,438 million, net of cash acquired, for the acquisition of Axiall. Capital expenditures were $629 million in 2016 compared to $491 million in 2015. Capital expenditures in 2016 were mainly incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site and OpCo's Calvert City ethylene plant at our Calvert City site. Capital expenditures in 2015 were primarily incurred on the upgrade and expansion of OpCo's Petro 1 ethylene unit at our Lake Charles site. The remaining capital expenditures in 2016 and 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Purchases of securities in 2016 totaled $138 million and were comprised of corporate debt securities, U.S. government debt securities and equity securities. We also received aggregate proceeds of $663 million from the sales and maturities of our investments in 2016. The 2015 activity was primarily related to the purchases of securities and the receipt of proceeds from the sales and maturities of our investments. In addition, we acquired cash of $16 million, net of cash paid, in connection with the acquisition of a controlling interest in Huasu.
Financing Activities
Net cash provided by financing activities during 2017 was $160 million as compared to net cash provided of $1,533 million in 2016. We received net proceeds in 2017 of (1) $495 million from the issuance in November 2017 of the 4.375% Senior Notes due 2047; (2) $250 million from the remarketing in November 2017 of the Refunding Bonds; (3) $111 million from the issuance of Westlake Partners common units as a result of its secondary offering in September 2017; and (4) $225 million from a drawdown under the Credit Agreement. In 2017, we used cash of (1) $150 million for the repayment of our prior term loan; (2) $250 million for the redemption of the 6 ¾% tax exempt revenue bonds due November 2032; and (3) $550 million for the repayment of borrowings under the Credit Agreement. During 2017, the restriction on $154 million of cash was also removed as a result of the repayment of our term loan. The remaining 2017 activity was primarily related to the $103 million payment of cash dividends, the $28 million payment of cash distributions to noncontrolling interests, the $6 million payment of debt issuance costs and activities related to Huasu's short-term notes payable to banks in connection with payments of suppliers through letters of credit. The 2016 activity was mainly related to the issuance of senior notes and our prior term loan and borrowings under the Credit Agreement, partially offset by repayment of borrowings under the Credit Agreement, the payment of cash dividends, the payment of cash distributions to noncontrolling interests, the payment of debt issuance costs and the repurchase of shares of our common stock.
Net cash provided by financing activities during 2016 was $1,533 million as compared to net cash used of $287 million in 2015. Net proceeds from (1) the issuance of senior notes and (2) our term loan and the drawdown of the Credit Agreement were $1,429 million and $608 million, respectively, partially offset by the $125 million partial repayment of the Credit Agreement in 2016. The remaining 2016 activity was primarily related to the $97 million payment of cash dividends, the 17 million payment of cash distributions to noncontrolling interests, $36 million payment of debt issuance costs and the $67 million of cash used for the repurchases of shares of our common stock, partially offset by the receipt of proceeds of $2 million from the exercise of stock options. The 2015 activity was mainly related to the payment of cash dividends, the payment of cash distributions to noncontrolling interests, the proceeds from and the repayments of Huasu's short-term notes payable to banks and the repurchase of shares of our common stock.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.

In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of December 31, 2017, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $229 million under the 2014 Program. During the year ended December 31, 2017, no shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
We are party to a joint venture investment with Lotte Chemical USA Corporation ("Lotte") to build an ethylene facility, LACC, LLC ("LACC"). The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225 million to fund the construction costs of the ethylene plant, which represents approximately 10% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up during the first quarter of 2019. As of December 31, 2017, we had funded approximately $125 million of our portion of the construction costs of the ethylene plant.
In November 2017, we closed our public offering of $500 million aggregate principal amount of 4.375% Senior Notes due 2047. Also in November 2017, the Authority completed the offering of $250 million aggregate principal amount of 3.50% tax-exempt Refunding Bonds due November 1, 2032.  The net proceeds from the offering of 3.50% tax-exempt Refunding Bonds due November 1, 2032 were used to redeem $250 million aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 1, 2032 issued by the Authority under the GO Zone Act in December 2007.
On February 15, 2018, all of the 2021 Senior Notes ($688 million aggregate principal amount) were redeemed.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of December 31, 2017, our cash and cash equivalents totaled $1,531 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2017, our indebtedness, including the current portion, totaled $3,837 million. See Note 9 to the audited consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 9 to the consolidated financial statements.
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
Credit Agreement
On August 23, 2016, we and certain of our subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among us, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders have committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1 billion. The Credit Agreement includes a $150 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The Credit Agreement also provides for a discretionary $50 million commitment for swing-line loans to be provided on a same-day basis. We may also increase the size of the facility, in increments of at least $25 million, up to a maximum of $500 million, subject to certain conditions and if certain Lenders agree to commit to such an increase.

At December 31, 2017, we had under the Credit Agreement (i) no borrowings outstanding, (ii) outstanding letters of credit totaling $6 million and (iii) borrowing availability of $994 million. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of December 31, 2017, we were in compliance with the total leverage ratio financial maintenance covenant. See Note 9 to the consolidated financial statements for more information regarding the Credit Agreement.
GO Zone Bonds and IKE Zone Bonds
In November 2017, the Authority completed the offering of $250 million aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032, the net proceeds of which were used to redeem $250 million aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 1, 2032 issued by the Authority under the GO Zone Act in December 2007. In November 2017, the Authority completed the remarketing of $250 million aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032 (the "Refunding Bonds"). The Refunding Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal plus accrued interest.
In July 2010, the Authority completed the reoffering of $100 million of the 6 ½% 2029 GO Zone Bonds. In connection with the reoffering of the 6 ½% 2029 GO Zone Bonds, the Company issued $100 million of the 6 ½% 2029 GO Zone Senior Notes. In December 2010, the Authority issued $89 million of the 6 ½% 2035 GO Zone Bonds. In connection with the issuance of the 6 ½% 2035 GO Zone Bonds, the Company issued $89 million of the 6 ½% 2035 GO Zone Senior Notes. In December 2010, the Authority completed the offering of $65 million of the 6 ½% 2035 IKE Zone Senior Notes under Section 704 of the IKE Zone Act.
The 6 ½% 2029 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after August 1, 2020, the 6 ½% 2029 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Senior Notes are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Senior Notes are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. See Note 9 to the consolidated financial statements for more information regarding the tax-exempt bonds and the Tax-Exempt Bond Related Senior Notes.
3.60% Senior Notes due 2022
In July 2012, we issued $250 million aggregate principal amount of the 3.60% 2022 Senior Notes. We may optionally redeem the 3.60% 2022 Senior Notes at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, we may optionally redeem the 3.60% 2022 Senior Notes for 100% of the principal plus accrued interest. The holders of the 3.60% 2022 Senior Notes may require us to repurchase the 3.60% 2022 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% 2022 Senior Notes). See Note 9 to the consolidated financial statements for more information regarding the 3.60% 2022 Senior Notes.

3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we completed the private offering of $750 million aggregate principal amount of our 3.60% 2026 Senior Notes and $700 million aggregate principal amount of our 5.0% 2046 Senior Notes. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or 5.0% 2046 Senior Notes in excess of $40 million are guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. See Note 9 to the consolidated financial statements for more information regarding the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, we completed offers to exchange (the "Axiall Exchange Offers") any and all of the $688 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and the $450 million aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes (together with the 4.625% Subsidiary 2021 Senior Notes, the "Subsidiary Notes") issued by Axiall for new senior notes issued by us having the same maturity and interest rates as the Subsidiary Notes. Pursuant to the Axiall Exchange Offers, $625 million aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $434 million aggregate principal amount of the 4.875% Subsidiary 2021 Senior Notes were exchanged for an identical amount of 4.625% Westlake 2021 Senior Notes and 4.875% Westlake 2021 Senior Notes, respectively, leaving outstanding $63 million aggregate principal amount of 4.625% Subsidiary 2021 Senior Notes and $16 million aggregate amount of 4.875% Subsidiary 2021 Notes. In December 2017, we delivered notices for the optional redemption of all of the outstanding 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes (collectively, the "2021 Notes"). The 2021 Notes were redeemed on February 15, 2018 at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date. The $16 million of the aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes are the senior unsecured obligations of Eagle Spinco Inc. The $434 million aggregate principal amount of the 4.875% Westlake 2023 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.875% Westlake 2023 Senior Notes in excess of $40 million are guarantors of the 4.875% Westlake 2023 Senior Notes. See Note 9 to the consolidated financial statements for more information regarding the 4.625% Westlake 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 4.875% Westlake 2023 Senior Notes and the 4.875% Subsidiary 2023 Senior Notes.
In December 2017, we delivered notices for the optional redemption of all of the outstanding 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes (collectively, the "2021 Notes"). The 2021 Notes were optionally redeemed on February 15, 2018 at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date.
4.375% Senior Notes due 2047
In November 2017, we completed the registered public offering of $500 million aggregate principal amount of 4.375% Senior Notes due November 15, 2047.  We may optionally redeem the 4.375% 2047 Senior Notes at any time and from time to time prior to May 15, 2047 (six months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after May 15, 2047, we may optionally redeem the 4.375% 2047 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 4.375% 2047 Senior Notes may require us to repurchase the 4.375% 2047 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 4.375% 2047 Senior Notes). See Note 9 to the consolidated financial statements for more information regarding the 4.375% 2047 Senior Notes.
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2017 and 2016 was 1.73% and 0.79%, respectively.

As of December 31, 2017, we were in compliance with all of the covenants with respect to the Tax-Exempt Related Senior Notes, the 4.625% Westlake 2021 Senior Notes, the 4.625% Subsidiary 2021 Senior Notes, the 3.60% 2022 Senior Notes, the 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the Credit Agreement and our waste disposal revenue bonds.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of December 31, 2017, outstanding borrowings under the credit facility totaled $254 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600 million revolving credit facility with OpCo. The revolving credit facility matures in 2019. As of December 31, 2017, outstanding borrowings under the credit facility totaled $220 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2017 relating to long-term debt, operating leases, capital leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter

	(dollars in millions)
Contractual Obligations
Long-term debt	$3,853	$688	$—	$250	$2,915
Operating leases	1,029	108	170	100	651
Capital leases	22	3	6	4	9
Pension benefits funding	143	6	11	15	111
Post-retirement healthcare benefits	110	8	16	16	70
Purchase obligations	5,264	1,522	1,777	1,080	885
Interest payments	2,438	144	280	276	1,738
Asset retirement obligations	38	4	2	1	31
Investment in LACC	100	54	46	—	—
Total	$12,997	$2,537	$2,308	$1,742	$6,410
Other Commercial Commitments
Standby letters of credit	$47	$41	$—	$—	$6
Pension Benefits Funding. This represents the projected timing of contributions to our defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries.
Post-retirement Healthcare Benefits. This represents the projected timing of contributions to our post-retirement healthcare benefits to the employees of two subsidiaries who meet certain minimum age and service requirements.

Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. The amounts shown in the table above reflect our estimates based on the contractual quantities and the prices in effect under contractual agreements as of December 31, 2017.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2017.
Asset retirement obligations. This includes the estimated costs and timing of payments to satisfy our recognized asset retirement obligations.
Investment in LACC. This includes our portion of the forecasted capital contributions related to the engineering, procurement and construction of LACC's new ethylene plant.
Standby Letters of Credit. This includes (1) our obligation under an $11 million letter of credit issued in connection with the $11 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $30 million issued primarily to support commercial obligations and obligations under our insurance programs, including workers' compensation claims.
Uncertain income tax positions. We have recognized a liability for our uncertain income tax positions of approximately $4 million as of December 31, 2017. We do not believe we are likely to pay any material amounts during the year ending December 31, 2018. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.
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

The estimated useful lives of long-lived assets range from one to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $601 million, $378 million and $246 million in 2017, 2016 and 2015, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $47 million, $77 million and $3 million in 2017, 2016 and 2015, respectively. Amortization in 2017, 2016 and 2015 of previously deferred turnaround costs was $30 million, $22 million and $18 million, respectively. As of December 31, 2017, deferred turnaround costs, net of accumulated amortization, totaled $111 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 7 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities, derivative instruments and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2017, our recorded goodwill was $1,012 million, which was associated with the acquisition of Axiall, our specialty PVC pipe business and our Longview facilities. In addition, we record all derivative instruments, pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Notes 12 and 14 to the consolidated financial statements for more information.
Business Combinations and Intangible Assets Including Goodwill. We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted in the same period's financial statements, including the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions. Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. We perform our annual impairment tests for the Olefins and Vinyls reporting units in October and April, respectively. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results and estimates by management, including its strategic and operational plans, and financial performance of the market. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Even if the fair values of the reporting units decreased by 10%, the carrying values of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2017, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 3.4% and 1.8%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2018 for the U.S. pension plans. Additional information on the 2018 funding requirements and key assumptions underlying these benefit costs appear in Note 12 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2017
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$807	$128
Discount rate increases by 100 basis points	(88)	(20)
Discount rate decreases by 100 basis points	107	26
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
Asset Retirement Obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is recorded at its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We have conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of our manufacturing facilities.
We also have conditional asset retirement obligations that have not been recognized because the fair values of the conditional legal obligations cannot be measured due to the indeterminate settlement date of the obligations. Settlements of the unrecognized conditional asset retirement obligations are not expected to have a material adverse effect on our financial condition, results of operations or cash flows in any individual reporting period.
Recent Accounting Pronouncements
See Note 1 to the audited consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2017, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3 million and a hypothetical $0.10 increase in the price of a gallon of propane would have increased our income before taxes by $4 million. Additional information concerning derivative commodity instruments appears in Notes 14 and 15 to the consolidated financial statements.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2017, we had $3,842 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1% higher at the time of refinancing, our annual interest expense would increase by approximately $38 million. Also, at December 31, 2017, we had $11 million principal amount of variable debt outstanding, which represents the tax exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of December 31, 2017 was 1.73%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument.

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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2017 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Westlake Chemical Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2018

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,531	$459
Accounts receivable, net	1,001	939
Inventories	900	801
Prepaid expenses and other current assets	30	48
Restricted cash	1	161
Total current assets	3,463	2,408
Property, plant and equipment, net	6,412	6,420
Goodwill	1,012	947
Customer relationships, net	616	611
Other intangible assets, net	161	176
Other assets, net	412	328
Total assets	$12,076	$10,890
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$600	$496
Accrued liabilities	657	538
Current portion of long-term debt, net	710	—
Term loan	—	149
Total current liabilities	1,967	1,183
Long-term debt, net	3,127	3,679
Deferred income taxes	1,111	1,650
Pension and other post-retirement benefits	344	365
Other liabilities	158	121
Total liabilities	6,707	6,998
Commitments and contingencies (Note 20)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2017 and 2016, respectively	1	1
Common stock, held in treasury, at cost; 5,232,875 and 5,726,377 shares at December 31, 2017 and 2016, respectively	(302)	(319)
Additional paid-in capital	555	551
Retained earnings	4,613	3,412
Accumulated other comprehensive income (loss)	7	(121)
Total Westlake Chemical Corporation stockholders' equity	4,874	3,524
Noncontrolling interests	495	368
Total equity	5,369	3,892
Total liabilities and equity	$12,076	$10,890
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015

	(in millions of dollars, except share amounts and per share data)
Net sales	$8,041	$5,076	$4,463
Cost of sales	6,272	4,095	3,278
Gross profit	1,769	981	1,185
Selling, general and administrative expenses	399	258	218
Amortization of intangibles	108	38	7
Transaction and integration-related costs	29	104	—
Income from operations	1,233	581	960
Other income (expense)
Interest expense	(159)	(79)	(35)
Other income, net	7	56	38
Income before income taxes	1,081	558	963
Provision for (benefit from) income taxes	(258)	138	298
Net income	1,339	420	665
Net income attributable to noncontrolling interests	35	21	19
Net income attributable to Westlake Chemical Corporation	$1,304	$399	$646
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$10.05	$3.07	$4.88
Diluted	$10.00	$3.06	$4.86
Weighted average shares outstanding
Basic	129,087,043	129,367,712	131,823,707
Diluted	129,540,013	129,974,822	132,301,812
Dividends per common share	$0.8012	$0.7442	$0.6930

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015

	(in millions of dollars)
Net income	$1,339	$420	$665
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement reserves adjustment (excluding amortization)	19	60	18
Amortization of benefits liability	2	1	3
Income tax provision on pension and other post-retirement benefits liability	(7)	(24)	(6)
Foreign currency translation adjustments
Foreign currency translation	124	(34)	(60)
Income tax provision on foreign currency translation	(5)	—	—
Available-for-sale investments
Unrealized holding gains (losses) on investments	—	62	(4)
Reclassification of net realized gains to net income	—	(54)	(4)
Income tax benefit (provision) on available-for-sale investments	—	(3)	3
Other comprehensive income (loss)	133	8	(50)
Comprehensive income	1,472	428	615
Comprehensive income attributable to noncontrolling interests, net of tax of $1, $0 and $0 for 2017, 2016 and 2015, respectively	40	21	19
Comprehensive income attributable to Westlake Chemical Corporation	$1,432	$407	$596
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2014	134,679,064	$1	1,787,546	$(96)	$530	$2,556	$(79)	$290	$3,202
Net income	—	—	—	—	—	646	—	19	665
Other comprehensive income (loss)	—	—	—	—	—	—	(50)	—	(50)
Common stock repurchased	—	—	2,701,937	(163)	—	—	—	—	(163)
Shares issued—stock- based compensation	(15,820)	—	(44,585)	1	—	—	—	—	1
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	12	—	—	—	12
Dividends declared	—	—	—	—	—	(92)	—	—	(92)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Noncontrolling interest in acquired business	—	—	—	—	—	—	—	2	2
Balances at December 31, 2015	134,663,244	1	4,444,898	(258)	542	3,110	(129)	296	3,562
Net income	—	—	—	—	—	399	—	21	420
Other comprehensive income	—	—	—	—	—	—	8	—	8
Common stock repurchased	—	—	1,511,109	(67)	—	—	—	—	(67)
Shares issued—stock- based compensation	(11,864)	—	(117,019)	3	5	—	—	—	8
Stock-based compensation, net of tax on stock options exercised	—	—	(112,611)	3	4	—	—	—	7
Dividends declared	—	—	—	—	—	(97)	—	—	(97)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17)	(17)
Noncontrolling interest in acquired business	—	—	—	—	—	—	—	68	68
Balances at December 31, 2016	134,651,380	1	5,726,377	(319)	551	3,412	(121)	368	3,892
Net income	—	—	—	—	—	1,304	—	35	1,339
Other comprehensive income	—	—	—	—	—	—	128	5	133
Shares issued—stock- based compensation	—	—	(493,502)	17	(6)	—	—	—	11
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	14	—	—	—	14
Dividends declared	—	—	—	—	—	(103)	—	—	(103)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(4)	—	—	115	111
Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(in millions of dollars)
Cash flows from operating activities
Net income	$1,339	$420	$665
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	601	378	246
Stock-based compensation expense	23	14	10
Gains realized on previously held shares of Axiall common stock and from sales of securities	—	(54)	(4)
Gain on acquisition, net of loss on the fair value remeasurement of preexisting equity interest	—	—	(21)
Loss from disposition of property, plant and equipment	22	9	11
Deferred income taxes	(534)	101	40
Other losses (gains), net	(3)	5	6
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(40)	50	63
Inventories	(32)	(62)	99
Prepaid expenses and other current assets	26	11	(4)
Accounts payable	86	12	(22)
Accrued liabilities	115	48	(8)
Other, net	(65)	(98)	(2)
Net cash provided by operating activities	1,538	834	1,079
Cash flows from investing activities
Acquisition of business, net of cash acquired	(13)	(2,438)	16
Additions to property, plant and equipment	(577)	(629)	(491)
Additions to cost method investment	(66)	(17)	—
Proceeds from disposition of equity method investment	—	—	28
Proceeds from sales and maturities of securities	—	663	49
Purchase of securities	—	(138)	(605)
Other	4	(4)	(3)
Net cash used for investing activities	(652)	(2,563)	(1,006)
Cash flows from financing activities
Debt issuance costs	(6)	(36)	—
Dividends paid	(103)	(97)	(92)
Distributions to noncontrolling interests	(28)	(17)	(15)
Proceeds from debt issuance and drawdown of revolver	233	608	53
Net proceeds from issuance of Westlake Chemical Partners LP common units	111	—	—
Proceeds from senior notes issuance	745	1,429	—
Repayment of term loan	(150)	—	—
Restricted cash associated with term loan	154	(154)	—
Repayment of revolver	(550)	(125)	—
Repayment of notes payable	(257)	(13)	(74)
Repurchase of common stock for treasury	—	(67)	(163)
Other	11	5	4
Net cash provided by (used for) financing activities	160	1,533	(287)
Effect of exchange rate changes on cash and cash equivalents	26	(8)	(4)
Net increase (decrease) in cash and cash equivalents	1,072	(204)	(218)
Cash and cash equivalents at beginning of the year	459	663	881
Cash and cash equivalents at end of the year	$1,531	$459	$663

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, except share amounts and per share data)

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
Acquisition of Axiall Corporation
On August 31, 2016, the Company completed the acquisition of Axiall Corporation ("Axiall") for $33.00 per share in an all-cash transaction (the "Merger"), pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 10, 2016, by and among Westlake, Axiall and Lagoon Merger Sub, Inc., a wholly-owned subsidiary of Westlake (the "Merger Sub"). During the third quarter of 2016, in order to finance a portion of the consideration and related fees and expenses, and for other general corporate purposes, the Company issued $1,450 aggregate principal amount of senior notes. In addition, the Company entered into a $1,000 unsecured revolving credit facility (the "Credit Agreement").
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2017, the Company held an 81.7% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2017. All intercompany transactions and balances are eliminated in consolidation.
Noncontrolling interests represent the direct equity interests held by investors in the Company's consolidated subsidiaries, Westlake Partners and Taiwan Chlorine Industries, Ltd.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
Inventories
Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") or average method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $4, $10 and $10 for the years ended December 31, 2017, 2016 and 2015, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
The accounting guidance for asset retirement obligations requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs, when there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract.
Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years
Buildings and improvements	40
Plant and equipment	25
Ethylene pipeline	35
Other	3-15
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
Impairment of Goodwill and Intangible Assets
The accounting guidance requires that goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for the Olefins and Vinyls segments' goodwill in October 2017 and April 2017, respectively, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the Olefins or Vinyls segments' goodwill since the goodwill was initially recorded. Other intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with the provisions of the accounting guidance. See Note 7 for more information on the Company's annual goodwill impairment tests.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
On December 22, 2017, the United States ("U.S.") Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act, among other changes, reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and also requires a one-time deemed repatriation of foreign earnings at specified rates. The Company made a provisional adjustment of $591 of income tax benefit in the 2017 consolidated financial statements for items that the Company could reasonably estimate such as revaluation of deferred tax assets and liabilities and a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. For additional information, see Note 15.
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
(in millions of dollars, except share amounts and per share data)

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
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2017, the Company had $3 and $18 of asset retirement obligations recorded as accrued liabilities and other liabilities, respectively. As of December 31, 2016, the Company had $4 and $17 of asset retirement obligations recorded as accrued liabilities and other liabilities, respectively.
The Company also has conditional asset retirement obligations that have not been recognized because the fair values of the conditional legal obligations cannot be measured due to the indeterminate settlement date of the obligations. Settlements of the unrecognized conditional asset retirement obligations are not expected to have a material adverse effects on the Company's financial condition, results of operations or cash flows in any individual reporting period.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July and December 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows. The Company has elected the modified retrospective method of adoption.
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
(in millions of dollars, except share amounts and per share data)

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
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification ("ASC") 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard will be effective for reporting periods beginning after December 15, 2017. Upon adoption, the Company will retrospectively adjust its financial statements to reflect restricted cash in the beginning and ending cash and restricted cash balances within the statements of cash flows. Transfers between cash and restricted cash will be excluded from net changes in cash and cash equivalents within the statements of cash flows.
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
(in millions of dollars, except share amounts and per share data)

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
Compensation - Stock Compensation (ASU No. 2017-09)
In May 2017, the FASB issued the accounting standards update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. This update is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
(in millions of dollars, except share amounts and per share data)

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
Amendments to the Consolidation Analysis (ASU No. 2016-17)
In October 2016, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be effective for annual periods beginning after December 15, 2016. The Company adopted this accounting standard, applied prospectively, effective January 1, 2017, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Acquisitions
Axiall Corporation
On August 31, 2016, the Company completed its acquisition of, and acquired all the remaining equity interest in, Axiall, a Delaware corporation. Prior to the acquisition, the Company held 3.1 million shares in Axiall. Pursuant to the terms of the Merger Agreement, dated as of June 10, 2016, by and among Westlake, Axiall and the Merger Sub, the Company acquired all of the remaining issued and outstanding shares of common stock of Axiall for $33.00 per share in cash. Pursuant to the Merger Agreement, Merger Sub was merged with and into Axiall, and Axiall survived the Merger as a wholly-owned subsidiary of the Company. The combined company is the third-largest global chlor-alkali producer and the third-largest global PVC producer. The Company's management believes that this strategic acquisition will enhance its strategy of integration and will further strengthen its role in the North American markets.
Axiall produces a highly integrated chain of chlor-alkali and derivative products, including chlorine, caustic soda, vinyl chloride monomer ("VCM"), PVC resin, PVC compounds and chlorinated derivative products. Axiall also manufactures and sells building products, including siding, trim, mouldings, pipe and pipe fittings.
Total consideration transferred for the Merger was $2,540. The Merger was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of the acquired business are included in the Company's Vinyls segment.
For the year ended December 31, 2016, the Company recognized $104 of transaction and integration-related costs. This included acquisition-related costs of $49 for advisory, consulting and professional fees and other expenses during the year ended December 31, 2016. Transaction and integration-related costs also included $55 during the year ended December 31, 2016 related to the settlement of Axiall share-based awards, retention agreement costs and severance benefits provided to former Axiall employees in connection with the Merger.
The following table summarizes the consideration transferred and the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The allocation of the consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired, liabilities assumed and noncontrolling interests of the acquiree, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $942 was recorded. The goodwill recognized is primarily attributable to synergies related to the Company's vinyls integration strategy that are expected to arise from the Merger. All of the goodwill is assigned to the Company's Vinyls segment. As a portion of the goodwill arising from the Merger is attributable to foreign operations, there will be a continuing foreign currency impact to goodwill in the consolidated financial statements.

Final Purchase Consideration as of August 31, 2016
Closing stock purchase:
Offer per share	$33.00
Multiplied by number of shares outstanding at acquisition (in thousands of shares)	67,277
Fair value of Axiall shares outstanding purchased by the Company	2,220
Plus:
Axiall debt repaid at acquisition	247
Seller's transaction costs paid by the Company (1)	48
Total fair value of consideration transferred	2,515

Fair value of Axiall share-based awards attributed to pre-combination service (2)	12
Additional settlement value of shares acquired	13
Purchase consideration	2,540

Fair value of previously held equity interest in Axiall (3)	102
Total fair value allocated to net assets acquired	$2,642

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

(3)
Prior to the Merger, the Company owned 3.1 million shares in Axiall. The investment in Axiall was carried at estimated fair value with unrealized gains recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet. The Company recognized a $49 gain for the investment in other income, net in the consolidated statements of operations upon gaining control.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The following table summarizes the purchase price allocation:

Net Assets Acquired as of August 31, 2016
Cash	$88
Accounts receivable (1)	422
Income tax receivable	51
Inventories (2)	349
Prepaid expenses and other current assets	56
Property, plant and equipment (2)	2,942
Customer relationships (weighted average lives of 9.8 years) (3)	670
Other intangible assets:
Trade name (weighted average lives of 6.8 years)	50
Technology (weighted average lives of 5.4 years)	42
Supply contracts and leases (weighted average lives of 6.3 years)	27
Other assets	94
Total assets acquired	$4,791
Accounts and notes payable	254
Interest payable	8
Income tax payable	2
Accrued compensation	44
Accrued liabilities	154
Deferred income taxes (4)	958
Tax reserve non-current	3
Pension and other post-retirement obligations	311
Other liabilities	102
Long-term debt	1,187
Total liabilities assumed	$3,023
Total identifiable net assets acquired	$1,768
Noncontrolling interest	(68)
Goodwill	942
Total fair value allocated to net assets acquired	$2,642

______________________________

(1)	The fair value of accounts receivable acquired was $422, with the gross contractual amount being $435. The Company expects $13 to be uncollectible.

(2)
The Company obtained additional information related to its inventories and property, plant and equipment, which led to an increase in inventories of $43, a decrease in property plant and equipment of $193 and a corresponding increase in goodwill of $150 compared to the estimated fair values included in the 2016 Form 10-K.

(3)
The Company obtained additional information related to its customer relationship balances which led to an increase in customer relationships of $80 and a corresponding decrease in goodwill compared to the estimated fair values included in the 2016 Form 10-K.

(4)	Decreases in the estimated fair values of identified assets acquired led to a decrease in deferred income taxes of $27 compared to the estimated fair values included in the 2016 Form 10-K.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The acquired business contributed net sales and net loss of $976 and $96, respectively, to the Company for the period from August 31, 2016 to December 31, 2016. The net loss for the period from August 31, 2016 to December 31, 2016 included integration-related costs and the negative impact of selling higher cost Axiall inventory recorded at fair value. The following unaudited consolidated pro forma information presents consolidated pro forma information as if the Merger had occurred on January 1, 2015:

	Pro Forma
	Year Ended December 31,
	2016	2015
Net sales	$7,081	$7,793

Net income (1)	$397	$663
Net income (loss) attributable to noncontrolling interest	23	(2)
Net income attributable to Westlake Chemical Corporation (1)	$374	$665
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.88	$5.02
Diluted	$2.86	$5.00

______________________________

(1)
The 2016 pro forma net income amounts include Axiall's historical charges recorded during the eight-month period prior to the closing of the Merger for (1) divestitures; (2) restructuring; and (3) legal and settlement claims, net, of $27, $23 and $23, respectively. These amounts have not been eliminated for pro forma results because they do not relate to nonrecurring transaction-specific costs related to the Merger.

The pro forma amounts above have been calculated after applying the Company's accounting policies and adjusting the Axiall results to reflect (1) the increase to depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015; (2) the elimination of net sales and cost of sales between the Company and Axiall; (3) additional pension service costs; (4) amortization of debt premium and accretion of asset retirement obligations and environmental liabilities as part of the Company's adjustments to fair value; (5) incremental interest expense that would have been incurred assuming the financing arrangements entered into by the Company and the repayment of a portion of Axiall's outstanding debt had occurred on January 1, 2015; (6) the elimination of transaction-related costs; (7) the elimination of Axiall's goodwill impairment charges during 2015; and (8) an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Merger, are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the Merger had occurred as of January 1, 2015 or of future operating performance.
Suzhou Huasu Plastics Co., Ltd.
On June 1, 2015, the Company acquired an additional 35.7% equity interest in Suzhou Huasu Plastics Co., Ltd. ("Huasu") from INEOS Chlor Vinyls Holdings B.V., increasing its interest in Huasu to 95%. Huasu is a PVC joint venture based near Shanghai, in the People's Republic of China and has a combined annual capacity of approximately 300 million pounds of PVC resin and 145 million pounds of PVC film and sheet.
Prior to the acquisition of this 35.7% interest, the Company owned a 59.3% interest in Huasu. The Company accounted for the investment using the equity method of accounting because Huasu did not meet the definition of a variable interest entity and because contractual arrangements giving certain substantive participatory rights to minority shareholders prevented the Company from exercising a controlling financial interest over Huasu. As a result of the Company obtaining control over Huasu, the Company's 59.3% interest was remeasured to fair value, resulting in a loss of $2, which is included in other income, net in the consolidated statement of operations for the year ended December 31, 2015.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The closing date purchase price of $6 was paid with available cash on hand. The acquisition was accounted for under the acquisition method of accounting. The transaction resulted in a bargain purchase acquisition-date gain of $23 and is recognized in other income, net in the consolidated statement of operations for the year ended December 31, 2015. The Company believes there are several factors that contributed to this transaction resulting in a bargain purchase acquisition-date gain, including the slowdown in the growth of, and current weakness in, the Chinese economy. The assets acquired and liabilities assumed and the results of operations of this acquired business are included in the Vinyls segment.
3. Financial Instruments
Cash Equivalents
The Company had $644 and $0 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2017 and 2016, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $23 at December 31, 2017, which was primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. The Company had restricted cash and cash equivalents of $186 at December 31, 2016, which was primarily related to the balances deposited with and held as security by the lender under the Company's prior term loan facility and for distributions to certain of the Company's current and former employees. The current portion of restricted cash and cash equivalents was $1 and $161 at December 31, 2017 and 2016, respectively. The non-current portion of restricted cash and cash equivalents was $22 and $25 at December 31, 2017 and 2016, respectively, and is reflected under other assets, net in the consolidated balance sheets.
Available-for-Sale Marketable Securities
The Company had no available-for-sale securities at December 31, 2017 and 2016. The proceeds from sales and maturities of available-for-sale securities included in the consolidated statements of cash flows and the gross realized gains included in the consolidated statements of operations are reflected in the table below. No gross realized losses were realized during these periods. The cost of securities sold was determined using the specific identification method.

	Year Ended December 31,
	2017	2016	2015
Proceeds from sales and maturities of securities	$—	$663	$49
Gross realized gains	—	54	4
4. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2017	2016
Trade customers	$974	$820
Affiliates	9	8
Allowance for doubtful accounts	(22)	(18)
	961	810
Federal and state taxes	7	90
Other	33	39
Accounts receivable, net	$1,001	$939

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

5. Inventories
Inventories consist of the following at December 31:

	2017	2016
Finished products	$549	$501
Feedstock, additives and chemicals	221	217
Materials and supplies	130	83
Inventories	$900	$801
6. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2017	2016
Land	$198	$194
Buildings and improvements	495	465
Plant and equipment	7,281	6,914
Other	388	377
	8,362	7,950
Less: Accumulated depreciation	(2,338)	(1,919)
	6,024	6,031
Construction in progress	388	389
Property, plant and equipment, net	$6,412	$6,420
Depreciation expense on property, plant and equipment of $449, $305 and $209 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
7. Goodwill, Intangibles and Other Assets
Goodwill
The gross carrying amounts of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2015	$30	$32	$62
Goodwill acquired during the year	—	888	888
Effects of changes in foreign exchange rates	—	(3)	(3)
Balance at December 31, 2016	30	917	947
Measurement period adjustment	—	55	55
Effects of changes in foreign exchange rates	—	10	10
Balance at December 31, 2017	$30	$982	$1,012
Olefins Segment Goodwill
The fair value of the Olefins segment, the reporting unit assessed during October 2017, was calculated using both a discounted cash flow methodology and a market value methodology.
The discounted cash flow projections were based on a nine-year forecast, from 2018 to 2026, to reflect the cyclicality of the Company's Olefins business. The forecast was based on prices and spreads projected by IHS Markit ("IHS"), a chemical industry organization offering market and business advisory services for the chemical market, historical results and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 8%. The significant assumptions used in determining the fair values of the reporting units using the market value methodology included the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer was likely to pay.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Vinyls Segment Goodwill
Due to the Merger, the Company reorganized the reporting units of the Vinyls segment during 2017. Goodwill was reassigned based on a relative fair value approach. The fair values of the North America, Europe, Taiwan and China reporting units assessed during the April 2017 impairment test were calculated using both a discounted cash flow methodology and a market value methodology.
The discounted cash flow projections were based on a nine-year forecast, from 2018 to 2026 to reflect the cyclicality of the housing and construction markets as the Company's Vinyls businesses are significantly influenced by those markets. The forecast was based on prices and spreads projected by IHS, historical results and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate ranging from 9% to 12%. The significant assumptions used in determining the fair values of the reporting units using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Intangible Assets
Intangible assets consisted of the following at December 31:

	2017			2016			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$754	$(138)	$616	$662	$(51)	$611	10
Other intangible assets:
Licenses and intellectual property	124	(55)	69	121	(44)	77	13
Trademarks	93	(17)	76	88	(7)	81	13
Other	31	(15)	16	31	(13)	18	12
Total other intangible assets	$248	$(87)	$161	$240	$(64)	$176
Scheduled amortization of intangible assets for the next five years is as follows: $107, $106, $105, $103 and $81 in 2018, 2019, 2020, 2021 and 2022, respectively.
Other Assets, net
Other assets, net include net turnaround costs, cost-method investments, equity-method investments, restricted cash and deferred charges.
8. Term Loan
On August 10, 2016, an indirect subsidiary of the Company, Westlake International Holdings II C.V., a limited partnership organized under the laws of the Netherlands (the "CV Borrower"), entered into a credit agreement with Bank of America, N.A., as agent and lender, providing the CV Borrower with a $150 term loan facility. The term loan facility had a scheduled maturity date of March 31, 2017. The term loan was fully repaid in January 2017. The loans thereunder bore interest at a floating interest rate equal to LIBOR plus 2% per annum, payable in arrears on the last day of each three-month period following the date of funding and at maturity.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

9. Long-Term Debt
Long-term debt consisted of the following at December 31:

	December 31, 2017			December 31, 2016
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-Term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-Term Debt
Revolving credit facility	$—	$—	$—	$325	$—	$325
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	625	20	645	625	27	652
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	63	2	65	63	3	66
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	250	(1)	249	250	(2)	248
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	434	11	445	434	13	447
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16	—	16	16	1	17
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(10)	740	750	(11)	739
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ¾% senior notes due 2032 (the "6 ¾% 2032 GO Zone Senior Notes")	—	—	—	250	(2)	248
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(25)	675	700	(26)	674
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	—	—	—
3.50% senior notes due 2032 (the "3.50% 2032 Go Zone Refunding Senior Notes")	250	(2)	248	—	—	—
Total long-term debt	3,853	(16)	3,837	3,678	1	3,679
Less: Current portion - 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes	688	22	710	—	—	—
Long-Term Debt, net of current portion	$3,165	$(38)	$3,127	$3,678	$1	$3,679
Credit Agreement
The Company has a $1,000 revolving credit facility that matures on August 23, 2021. The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75%, in each case depending on the credit rating of the Company. As of December 31, 2017, the Company had no borrowings outstanding under the Credit Agreement. As of December 31, 2017, the Company had outstanding letters of credit totaling $6 and borrowing availability of $994 under the Credit Agreement. The obligations of the Company under the Credit

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Agreement are guaranteed by current and future material domestic subsidiaries of the Company, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of December 31, 2017, the Company is in compliance with the total leverage ratio financial maintenance covenant.
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, the Company issued $750 aggregate principal amount of the 3.60% 2026 Senior Notes and $700 aggregate principal amount of the 5.0% 2046 Senior Notes. In March 2017 the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new Securities and Exchange Commission ("SEC")-registered notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100% of the 5.0% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes that were not exchanged in the 3.60% 2026 Senior Notes exchange offer have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
4.625% Senior Notes due 2021 and 4.875% Senior Notes due 2023
In September 2016, the Company issued $625 aggregate principal amount of the 4.625% Westlake 2021 Senior Notes and $434 aggregate principal amount of the 4.875% Westlake 2023 Senior Notes upon the closing of the Company's offers to exchange any and all of the $688 aggregate principal amount of the outstanding 4.625% senior notes due 2021 issued by Eagle Spinco Inc., a wholly-owned subsidiary of Axiall ("Eagle Spinco"), and the $450 aggregate principal amount of the outstanding 4.875% senior notes due 2023 issued by Axiall. In the exchange offers, $625 aggregate principal amount of the 4.625% Westlake 2021 Senior Notes and $434 aggregate principal amount of the 4.875% Westlake 2023 Senior Notes were issued by the Company, leaving outstanding $63 aggregate principal amount of the 4.625% Subsidiary 2021 Senior Notes and $16 aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes. In March 2017, the Company commenced registered exchange offers to exchange the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes for new SEC-registered notes that are identical in all material respects to the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes, except that the offer and issuance of the new notes have been registered under the Securities Act. The exchange offers expired on April 24, 2017, and 100% of both the 4.625% Westlake 2021 Senior Notes and the 4.875% Westlake 2023 Senior Notes were exchanged.
In December 2017, the Company delivered irrevocable notices for the optional redemption of all of the outstanding 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes (collectively, the "2021 Notes"). The 2021 Notes were redeemed on February 15, 2018 at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date. The 2021 Notes were classified as a component of current liabilities in the consolidated balance sheet at December 31, 2017, based on the terms of the redemption.
3.60% Senior Notes due 2022
In July 2012, the Company issued $250 aggregate principal amount of the 3.60% 2022 Senior Notes. The 3.60% 2022 Senior Notes are unsecured and were issued with an original issue discount of $1. There is no sinking fund and no scheduled amortization of the 3.60% 2022 Senior Notes prior to maturity. The Company may optionally redeem the 3.60% 2022 Senior Notes in accordance with the terms of the 3.60% 2022 Senior Notes. All of the Company's domestic subsidiaries that guarantee other indebtedness of the Company or of another guarantor of the 3.60% 2022 Senior Notes in excess of $5 are guarantors of the 3.60% 2022 Senior Notes.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

4.375% Senior Notes due 2047
In November 2017, the Company completed the registered public offering of $500 aggregate principal amount of the 4.375% 2047 Senior Notes. The 4.375% 2047 Senior Notes are unsecured and mature on November 15, 2047. There is no sinking fund and no scheduled amortization of the 4.375% 2047 Senior Notes prior to maturity. The Company may optionally redeem the 4.375% 2047 Senior Notes in accordance with the terms of the 4.375% 2047 Senior Notes. All of the Company's domestic subsidiaries that guarantee other indebtedness of the Company or another guarantor or the 4.375% 2047 Senior Notes in excess of $40 are guarantors of the 4.375% 2047 Senior Notes.
The indenture governing the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.625% Westlake 2021 Senior Notes, the 4.875% Westlake 2023 Senior Notes, 3.60% 2022 Senior Notes and 4.375% 2047 Senior Notes contains customary events of default and covenants that will restrict the Company and certain of the Company's subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
IKE Zone Bonds
In December 2010, the Louisiana Local Government Authority Environmental Facilities and Community Development Authority (the "Authority"), a political subdivision of the State of Louisiana, completed the offering of $65 of 6 ½% tax-exempt revenue bonds due November 1, 2035 (the "6 ½% 2035 IKE Zone Senior Notes") under Section 704 of the Emergency Economic Stabilization Act of 2008 (the "IKE Zone Act").
GO Zone Bonds
In December 2010, the Authority issued $89 of 6 ½% tax-exempt revenue bonds due November 1, 2035 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act") (the "6 ½% 2035 GO Zone Bonds"). In connection with the issuance of the 6 ½% 2035 GO Zone Bonds, the Company issued $89 of the 6 ½% 2035 GO Zone Senior Notes. In July 2010, the Authority completed the reoffering of $100 of 6 ½% tax-exempt revenue bonds due August 1, 2029 under the GO Zone Act (the "6 ½% 2029 GO Zone Bonds"). In connection with the reoffering of the 6 ½% 2029 GO Zone Bonds, the Company issued $100 of the 6 ½% 2029 GO Zone Senior Notes. In December 2007, the Authority issued $250 of 6 ¾% tax-exempt revenue bonds due November 1, 2032 under the GO Zone Act (the "6 ¾% 2032 GO Zone Bonds"). In connection with the issuance of the 6 ¾% 2032 GO Zone Bonds, the Company issued $250 of the 6 ¾% 2032 GO Zone Senior Notes.
Each series of the tax-exempt bonds is subject to redemption and the holders may require the bonds to be repurchased upon a change of control or a change in or loss of the current tax status of the bonds. In addition, the bonds are subject to optional redemption by the Authority upon the direction of the Company if certain events have occurred in connection with the operation of the projects for which the bond proceeds may be used, including if the Company has determined that the continued operation of any material portion of the projects would be impracticable, uneconomical or undesirable for any reason.
In September 2017, the Company directed the Authority to optionally redeem in full the $250 aggregate principal amount of the 6 ¾% 2032 GO Zone Bonds on November 1, 2017. In connection with the redemption of the 6 ¾% 2032 GO Zone Bonds, the Authority was required to cause the GO Zone Bonds trustee to surrender the 6 ¾% 2032 GO Zone Senior Notes to the Senior Notes trustee for cancellation. The 6 ¾% 2032 GO Zone Bonds were redeemed and the 6 ¾% 2032 GO Zone Senior Notes were cancelled on November 1, 2017.
In November 2017, the Authority completed the remarketing of $250 aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032 (the "3.50% 2032 GO Zone Bonds"). In connection with the remarketing of the 3.50% 2032 GO Zone Bonds, the Company issued $250 of the 3.50% 2032 Senior Notes. The 3.50% 2032 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal amount plus accrued interest. The indenture governing the 3.50% 2032 Senior Notes contains customary events of default and covenants that will restrict the Company and certain of the Company's subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all of substantially all of its assets.
In connection with each offering of the tax-exempt bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

indebtedness. All domestic restricted subsidiaries that guarantee other debt of the Company or of another guarantor of the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 Senior Notes and the 6 ½% 2035 GO Zone Senior Notes (collectively, the "GO Zone Senior Notes") and the 6 ½% 2035 IKE Zone Senior Notes (together with the Go Zone Senior Notes, the "Tax-Exempt Bond Related Senior Notes") in excess of $5 ($40 in the case of the 3.50% 2032 Senior Notes) are guarantors of the Tax-Exempt Bond Related Senior Notes. As of December 31, 2017, the Company had drawn all proceeds from the tax-exempt bonds.
The indentures governing the Tax-Exempt Bond Related Senior Notes, excluding the 3.50% 2032 Senior Notes, contain customary covenants and events of default. Accordingly, these agreements generally impose significant operating and financial restrictions on the Company. These restrictions, among other things, provide limitations on incurrence of additional indebtedness, the payment of dividends, certain investments and acquisitions and sales of assets. However, the effectiveness of certain of these restrictions is currently suspended because the Tax-Exempt Bond Related Senior Notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The most significant of these provisions, if it were currently effective, would restrict the Company from incurring additional debt, except specified permitted debt (including borrowings under its credit facility), when the Company's fixed charge coverage ratio is below 2.0:1. These limitations are subject to a number of important qualifications and exceptions, including, without limitation, an exception for the payment of the Company's regular quarterly dividend of up to $0.10 per share. If the restrictions were currently effective, distributions in excess of $100 would not be allowed unless, after giving pro forma effect to the distribution, the Company's fixed charge coverage ratio is at least 2.0:1 and such payment, together with the aggregate amount of all other distributions after January 13, 2006, is less than the sum of 50% of the Company's consolidated net income for the period from October 1, 2003 to the end of the most recent quarter for which financial statements have been filed, plus 100% of net cash proceeds received after October 1, 2003 as a contribution to the Company's common equity capital or from the issuance or sale of certain securities, plus several other adjustments.
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. The interest rate on the waste disposal revenue bonds at December 31, 2017 and 2016 was 1.73% and 0.79%, respectively.
As of December 31, 2017, the Company was in compliance with all of the covenants with respect to the Tax-Exempt Bond Related Senior Notes, 4.625% Westlake 2021 Senior Notes, 4.625% Subsidiary 2021 Senior Notes, 3.60% 2022 Senior Notes, 4.875% Westlake 2023 Senior Notes, 4.875% Subsidiary 2023 Senior Notes, 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 4.375% 2047 Senior Notes, Credit Agreement and the waste disposal revenue bonds.
The weighted average interest rate on all long-term debt was 4.5% and 4.4% at December 31, 2017 and 2016, respectively. Unamortized debt issuance costs on long-term debt were $26 and $24 at December 31, 2017 and 2016, respectively.
Aggregate scheduled maturities of long-term debt during the next five years consist of $250 in 2022. There are no scheduled maturities of debt in 2019 through 2021. The Westlake 4.625% Senior Notes due 2021 and the Eagle Spinco Inc. 4.625% Senior Notes due 2021 were optionally redeemed on February 15, 2018.
10. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $103, $97 and $92 for the years ended December 31, 2017, 2016 and 2015, respectively.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
Stock Repurchase Program
In August 2011, the Company's Board of Directors authorized a stock repurchase program of the Company's common stock totaling $100 (the "2011 Program"). As of March 31, 2015, the Company had repurchased 1,944,161 shares of its common stock for an aggregate purchase price of approximately $100 under the 2011 Program, the full amount of the 2011 Program. In November 2014, the Company's Board of Directors approved a new $250 share repurchase program (the "2014 Program"). On November 20, 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. The total number of shares repurchased by the Company under the 2014 Program was none and 1,511,109 for the years ended December 31, 2017 and 2016, respectively. Any shares repurchased under the 2011 and 2014 Programs are held by the Company as treasury stock and may be used for general corporate purposes, including for the 2013 Omnibus Incentive Plan. Beginning in 2014, the Company began delivering treasury shares to employees and non-employee directors for options exercised and for the settlement of restricted stock units. The cost of treasury shares delivered was determined using the specific identification method.
11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange	Net Unrealized Holding Gains on Investments, Net of Tax	Total
Balances at December 31, 2015	$(8)	$(116)	$(5)	$(129)
Other comprehensive income (loss) before reclassifications	36	(34)	57	59
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	(52)	(51)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	37	(34)	5	8
Balances at December 31, 2016	29	(150)	—	(121)
Other comprehensive income before reclassifications	12	114	—	126
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	—	2
Net other comprehensive income attributable to Westlake Chemical Corporation	14	114	—	128
Balances at December 31, 2017	$43	$(36)	$—	$7

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2017	2016	2015
Amortization of pension and other post-retirement items
Net loss	(1)	$(2)	$(2)	$(3)
		(2)	(2)	(3)
	Benefit from income taxes	—	1	1
		(2)	(1)	(2)
Net unrealized gains on available-for- sale investments
Realized gain on available- for-sale investments	Other income, net	—	54	4
	Provision for income taxes	—	(2)	(1)
		—	52	3
Total reclassifications for the period		$(2)	$51	$1

______________________________

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. For additional information, see Note 12.
12. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has defined contribution savings plans covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the respective plans. The Company may, at its discretion and per the terms of the respective plans, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $23, $11 and $8, respectively, to expense for these contributions.
Further, within a defined contribution savings plan, the Company also makes an annual retirement contribution to substantially all employees of one subsidiary who have completed one year of service. The Company's contributions to the plan are determined as a percentage of employees' base and overtime pay. For the years ended December 31, 2017, 2016 and 2015, the Company charged approximately $29, $17 and $12, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has various defined contribution plans in Germany, United Kingdom, Italy and Belgium covering eligible employees of the Company's European operations. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2017, 2016 and 2015, the Company charged approximately $5, $2 and $2, respectively, to expense for its contributions to these plans.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
In connection with the Merger, the Company assumed certain U.S. pension plans and other post-retirement benefit plans covering Axiall employees. The Axiall pension plans were closed to new participants and provide benefits to certain employees and retirees. The Axiall pension plans' assets and obligations merged into the Company's defined benefit pension plan for salaried employees during 2017. The other post-retirement benefit plans are unfunded and provide medical and life insurance benefits for certain employees and their dependents.
Non-U.S. Plans
The Company has defined benefit pension plans covering current and former employees associated with the Company's European operations. These pension plans are closed to new participants and are for employees in Germany who commenced employment before July 1, 2007. Benefits for employees for these plans are based primarily on employees' pay near retirement. These pension plans are unfunded and have no plan assets. In connection with the Merger, the Company assumed certain defined benefit pension plans. These pension plans are for employees outside of the U.S., namely in Canada and Taiwan. The measurement date for the non-U.S. plans is December 31.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$799	$125	$62	$95
Benefit obligation assumed with acquisition	—	—	818	21
Service cost	3	2	1	1
Interest cost	25	3	9	2
Actuarial loss (gain)	41	—	(74)	13
Benefits paid	(45)	(3)	(17)	(3)
Settlements	(16)	(1)	—	—
Foreign exchange effects	—	16	—	(4)
Benefit obligation, end of year	$807	$142	$799	$125

Change in plan assets
Fair value of plan assets, beginning of year	$614	$16	$51	$—
Acquisition	—	—	576	16
Actual return	97	1	7	—
Employer contribution	2	1	—	3
Benefits paid	(45)	—	(17)	(3)
Administrative expenses paid	(2)	—	(3)	—
Settlements	(16)	(1)	—	—
Foreign exchange effects	—	1	—	—
Fair value of plan assets, end of year	$650	$18	$614	$16
Funded status, end of year	$(157)	$(124)	$(185)	$(109)

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(2)	$(3)	$(2)	$(2)
Noncurrent liabilities	(155)	(121)	(183)	(107)
Net amount recognized	$(157)	$(124)	$(185)	$(109)

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(71)	$9	$(53)	$8
Total before tax (1)	$(71)	$9	$(53)	$8

______________________________

(1)	After-tax totals for pension benefits were $43 and $30 for 2017 and 2016, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income.
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2017 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(807)	$(128)	$(799)	$(113)
Accumulated benefit obligation	(807)	(126)	(799)	(110)
Fair value of plan assets	650	5	614	5
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$3	$2	$1	$2	$—	$2
Administrative expenses	2	—	3	—	—	—
Interest cost	25	2	9	2	2	2
Expected return on plan assets	(40)	(1)	(15)	—	(3)	—
Net amortization	1	1	1	—	1	1
Settlement benefits	—	—	—	—	1	—
Net periodic benefit cost (gain)	$(9)	$4	$(1)	$4	$1	$5

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(18)	$—	$(67)	$13	$1	$(17)
Amortization of net loss	(1)	(1)	(1)	—	(2)	(1)
Total recognized in OCI	$(19)	$(1)	$(68)	$13	$(1)	$(18)
Total net periodic benefit cost and OCI	$(28)	$3	$(69)	$17	$—	$(13)
The estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 are expected to be $0 and $1, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.4%	1.8%	3.8%	1.8%	4.0%	2.4%
Rate of compensation increase	—%	2.6%	—%	2.6%	—%	2.5%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	3.8%	1.8%	3.2%	2.4%	3.5%	1.9%
Discount rate for service cost	4.1%	1.9%	3.4%	2.4%	—%	—%
Discount rate for interest cost	3.2%	2.0%	2.9%	2.4%	—%	—%
Expected return on plan assets	6.8%	3.8%	6.8%	4.6%	7.0%	—%
Rate of compensation increase	N/A	2.6%	—%	2.6%	—%	2.5%
The discount rates for the Company's U.S. and non-U.S. plans are determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company.
The Company pension plans' investments are held in the Westlake U.S. Salaried Plan and the Westlake U.S. Wage Plan. The Company's overall investment strategy for its pension plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 60% of investments for long-term growth, and 40% for near-term benefit payments with a diversification of asset types. These pension funds' investment policies target asset allocations from approximately 60% equity securities and 40% fixed income securities in order to pursue a balance between moderate income generation and capital appreciation.
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment and non-investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. Each pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2017, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's U.S. plan assets at December 31, by asset category, are as follows:

	2017
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$5	$—	$5
Common stock	21	—	21	—	—	—
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	49	173	222	—	2	2
Small-cap funds (2)	9	25	34	—	—	—
International funds (3)	69	50	119	—	5	5
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	116	125	241	—	6	6
Short-term investment funds	—	13	13	—	—	—
	$264	$386	$650	$5	$13	$18

	2016
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$5	$—	$5
Common stock	17	—	17	—	—	—
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	50	167	217	—	2	2
Small-cap funds (2)	8	23	31	—	—	—
International funds (3)	53	54	107	—	4	4
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	62	165	227	—	5	5
Short-term investment funds	—	15	15	—	—	—
	$190	$424	$614	$5	$11	$16
______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the U.S.). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $3 for the pension plans in 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2017	2016	2015
	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$8	$5	$4

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
In conjunction with the Axiall acquisition, the Company assumed post-retirement plans in the U.S. and Canada which are unfunded and provide medical and life insurance benefits for certain employees and their dependents.
The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$80	$3	$18	$—
Benefit obligation assumed with acquisition	—	—	69	3
Service cost	1	—	—	—
Interest cost	2	—	1	—
Actuarial loss (gain)	(1)	—	(6)	—
Benefits paid	(9)	—	(2)	—
Benefit obligation, end of year	$73	$3	$80	$3

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	9	—	2	—
Plan participants' contributions	—	—	—	—
Benefits paid	(9)	—	(2)	—
Fair value of plan assets, end of year	$—	$—	$—	$—
Funded status, end of year	$(73)	$(3)	$(80)	$(3)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(8)	$—	$(8)	$—
Noncurrent liabilities	(65)	(3)	(72)	(3)
Net amount recognized	$(73)	$(3)	$(80)	$(3)

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$(5)	$—	$(4)	$—
Total before tax (1)	$(5)	$—	$(4)	$—

______________________________

(1)
After-tax totals for post-retirement healthcare benefits were a loss of $0 and $1 for 2017 and 2016, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).

The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Components of net periodic benefit cost
Service cost	$1	$—	$—	$—	$—
Interest cost	2	—	1	—	1
Net amortization	—	—	—	—	—
Net periodic benefit cost	$3	$—	$1	$—	$1

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$(1)	$—	$(6)	$—	$(2)
Total recognized in OCI	$(1)	$—	$(6)	$—	$(2)
Total net periodic benefit cost and OCI	$2	$—	$(5)	$—	$(1)
The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 are both expected to be zero.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.0%	4.0%	3.3%	4.0%	3.5%
Health care cost trend rate
- Initial rate	7.3%	6.2%	7.3%	6.2%	—%
- Ultimate rate	4.5%	4.5%	4.5%	4.5%	—%
- Years to ultimate	11	12	11	12	0
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	3.3%	3.3%	2.6%	3.3%	3.3%
Discount rate for service cost	3.8%	3.3%	3.1%	3.3%	—%
Discount rate for interest cost	2.6%	3.3%	2.8%	3.3%	—%
Health care cost trend rate
- Initial rate	6.8%	6.8%	7.0%	6.8%	—%
- Ultimate rate	4.6%	4.5%	4.5%	4.5%	—%
- Years to ultimate	11	12	12	13	0
The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. A one percentage-point increase or decrease in assumed healthcare trend rates would not have a significant effect on the amounts reported for the healthcare plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Other Post- retirement Benefits
Estimated future benefit payments:
Year 1	$51	$8
Year 2	53	8
Year 3	52	8
Year 4	52	8
Year 5	53	8
Years 6 to 10	265	30
13. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest either (1) ratably on an annual basis over a one to four-year period or (2) at the end of a five to 9.5-year period. Outstanding restricted stock units vest either (1) ratably on an annual basis over a three-year period or (2) at the end of a one to six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2017, 2016 and 2015, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $14, $14 and $10, respectively.
Option activity and changes during the year ended December 31, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,404,734	$33.76
Granted	289,553	61.87
Exercised	(401,505)	29.68
Cancelled	(23,181)	56.92
Outstanding at December 31, 2017	1,269,601	$41.04	5.9	$83
Exercisable at December 31, 2017	719,676	$28.89	3.9	$56
For options outstanding at December 31, 2017, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$7.12 - $9.65	300,366	1.6
$10.26 - $18.05	167,582	3.6
$22.92 - $30.05	316,601	7.6
$40.38 - $52.35	285,553	9.1
$61.87 - $68.18	199,499	6.8

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of options exercised was $24, $4 and $1, respectively.
As of December 31, 2017, $4 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years. Income tax benefits of $8, $1 and $0 were realized from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company used the Black-Scholes option pricing model to value its options. The table below presents the weighted average value and assumptions used in determining each option's fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Stock Option Grants
	Year Ended December 31,
	2017	2016	2015
Weighted average fair value	$15.84	$11.67	$20.21
Risk-free interest rate	2.1%	1.4%	1.7%
Expected life in years	5	5	5
Expected volatility	29.2%	32.9%	34.2%
Expected dividend yield	1.2%	1.6%	0.9%
The Company had no non-vested restricted stock awards as of December 31, 2017 and 2016. As of December 31, 2017, there was no unrecognized stock-based compensation expense related to non-vested restricted stock awards. The total fair value of restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $0, $4 and $8, respectively.
Non-vested restricted stock units as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	597,559	$55.64
Granted	198,659	62.46
Vested	(91,997)	61.39
Forfeited	(40,355)	56.08
Non-vested at December 31, 2017	663,866	$56.86
As of December 31, 2017, there was $17 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $6, $4 and $1, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Axiall Awards Assumed in the Merger
In the Merger, all outstanding Axiall restricted stock units were assumed by the Company and converted into restricted stock units in respect of the Company's common stock, with the same terms and conditions except that upon settlement the award holders will receive the greater of (1) the value of $33.00 per Axiall restricted stock unit that was converted into a restricted stock unit in respect of the Company's common stock and (2) the value of the Company's common stock. The awards are classified as liability awards for accounting purposes and are re-measured at each reporting date until they vest. The portion of the replacement award that is attributable to pre-combination service by the employee was included in the measure of consideration transferred to acquire Axiall. The remaining fair value of the replacement awards will be recognized as stock-based compensation expense over the remaining vesting period. Total stock-based compensation expense recognized related to Axiall restricted stock units that were assumed by the Company and converted into restricted stock units during the years ended December 31, 2017 and 2016 was $9 and $38, respectively, of which $33 was included in transaction and integration-related costs in the consolidated statement of operations during the year ended December 31, 2016.
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

Liability Classified Restricted Stock Awards
Year Ended December 31, 2017
Weighted average vesting period in years	0.8
Risk-free interest rate	1.6%
Expected volatility	23.1%
Expected dividend yield	0.8%
Non-vested liability classified restricted stock awards as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested at December 31, 2016	286,147	$60.77
Vested	(161,324)	65.29
Cancelled	(23,831)	66.97
Non-vested at December 31, 2017	100,992	$106.53
As of December 31, 2017, there was $5 of unrecognized stock-based compensation expense related to non-vested liability classified restricted stock awards. The total fair value of liability classified restricted stock awards that vested during the years ended December 31, 2017 and 2016 was $11 and $3, respectively. The total fair value of liability classified restricted stock awards cancelled during the year ended December 31, 2017 was $2.
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("WLKP GP"), maintains a unit-based compensation plan for directors and employees of WLKP GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

14. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt (including the current portion of long-term debt) at December 31, 2017 and 2016 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$325	$325
4.625% Westlake 2021 Senior Notes (1)	645	639	652	651
4.625% Subsidiary 2021 Senior Notes (1)	65	65	66	66
3.60% 2022 Senior Notes	249	255	248	252
4.875% Westlake 2023 Senior Notes	445	449	447	451
4.875% Subsidiary 2023 Senior Notes	16	16	17	17
3.60% 2026 Senior Notes	740	757	739	722
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	111	99	112
6 ¾% 2032 GO Zone Senior Notes	—	—	248	259
6 ½% 2035 GO Zone Senior Notes	88	99	88	100
6 ½% 2035 IKE Zone Senior Notes	65	74	65	73
5.0% 2046 Senior Notes	675	787	674	692
4.375% 2047 Senior Notes	491	518	—	—
3.50% 2032 Senior Notes	248	256	—	—
___________________________

(1)
The 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes were classified as a component of current liabilities in the consolidated balance sheet at December 31, 2017. For additional information, see Note 9.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

15. Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act, among other changes, reduces U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and also requires a one-time deemed repatriation of foreign earnings at specified rates. The corporate income tax rate change resulted in a revaluation of the Company's deferred tax assets and liabilities. The accounting guidance on income taxes requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Under the above guidance, the Company made a provisional adjustment of $591 of income tax benefit in the 2017 consolidated financial statements for items that the Company could reasonably estimate such as revaluation of deferred tax assets and liabilities and a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company will continue to assess the income tax effects of the Tax Act based on further standard setting activities, any transition provisions, and changes in the facts and circumstances of the Company's tax position, during the measurement period.
The components of income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$917	$476	$880
Foreign	164	82	83
	$1,081	$558	$963
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$231	$8	$225
State	18	9	24
Foreign	27	20	9
	276	37	258
Deferred
Federal	(557)	136	30
State	25	(33)	3
Foreign	(2)	(2)	7
	(534)	101	40
Total provision for (benefit from) income taxes	$(258)	$138	$298

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2017	2016	2015
Provision for federal income tax, at statutory rate	$378	$195	$337
State income tax provision, net of federal income tax effect	26	1	17
Foreign income tax rate differential	(33)	(8)	(13)
Manufacturing deduction	(23)	(2)	(24)
Depletion	(7)	(2)	—
Noncontrolling interests	(9)	(7)	(7)
Tax on previously held shares of Axiall Corporation and certain other acquisition related items	—	(13)	—
Tax Act related adjustment	(591)	—	—
Changes in state apportionment and other state adjustments	2	(17)	—
Research and development expenditures and adjustments related to prior years' tax returns	(1)	(8)	—
Other, net	—	(1)	(12)
	$(258)	$138	$298
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2017	2016
Net operating loss carryforward	$64	$70
Credit carryforward	26	24
Accruals	53	67
Pension	79	114
Allowance for doubtful accounts	5	12
Inventories	11	13
Other	15	36
Deferred taxes assets—total	253	336
Property, plant and equipment	(906)	(1,374)
Intangibles	(154)	(221)
Turnaround costs	(8)	(1)
Basis difference—consolidated partnerships	(209)	(308)
Other	(18)	(17)
Deferred tax liabilities—total	(1,295)	(1,921)
Valuation allowance	(56)	(53)
Total net deferred tax liabilities	$(1,098)	$(1,638)

Balance sheet classifications
Noncurrent deferred tax asset	$13	$12
Noncurrent deferred tax liability	(1,111)	(1,650)
Total net deferred tax liabilities	$(1,098)	$(1,638)
At December 31, 2017, the Company had foreign and state net operating loss carryforwards of approximately $405, which will expire in varying amounts between 2018 and 2037 and are subject to certain limitations on an annual basis. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance increased by $3 in 2017 mostly as a result of the revaluation of the Company's deferred tax assets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The Tax Act requires a one-time U.S. tax at a specified rate for a mandatory deemed repatriation of post-1986 foreign earnings. For the quarter ended December 31, 2017, the Company recorded, on a provisional basis, approximately $5 of U.S. tax expense related to this one-time repatriation tax and elected to pay the tax over eight years as allowed by the Tax Act.
For the year ended December 31, 2017, the Company accrued $7 of foreign tax as it is no longer permanently reinvested with respect to the outside basis difference for all of its foreign subsidiaries.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2011.
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

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Westlake Chemical Corporation	$1,304	$399	$646
Less:
Net income attributable to participating securities	(7)	(2)	(3)
Net income attributable to common shareholders	$1,297	$397	$643
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares—basic	129,087,043	129,367,712	131,823,707
Plus incremental shares from:
Assumed exercise of options	452,970	607,110	478,105
Weighted average common shares—diluted	129,540,013	129,974,822	132,301,812

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$10.05	$3.07	$4.88
Diluted	$10.00	$3.06	$4.86

There are no antidilutive options to purchase shares of common stock for the year ended December 31, 2017. Excluded from the computation of diluted earnings per share for the years ended December 31, 2016 and 2015 are options to purchase 318,259 and 301,969 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
17. Supplemental Information
Accrued Liabilities
Accrued liabilities were $657 and $538 at December 31, 2017 and 2016, respectively. Accrued rebates and accrued income taxes, which are components of accrued liabilities, were $108 and $130, respectively, at December 31, 2017 and $78 and $11 at December 31, 2016, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Non-cash Investing Activity
The change in capital expenditure accruals reducing additions to property, plant and equipment was $9 and $7 for the years ended December 31, 2017 and 2015, respectively. The change in capital expenditure accruals increasing additions to property, plant and equipment was $7 for the year ended December 31, 2016.
Other Income, Net
Other income, net included a $49 gain realized on previously held shares of Axiall common stock for the year ended December 31, 2016 and a $21 gain on acquisition and related expenses, net on the acquisition of Huasu for the year ended December 31, 2015. No other components of other income, net were material to the statements of operations for the years ended December 31, 2017, 2016 and 2015.
Cash Flow Information

	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Interest paid, net of interest capitalized	$154	$46	$32
Income taxes paid	84	3	314
18. Related Party and Affiliate Transactions
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the years ended December 31, 2017, 2016 and 2015, the Company incurred lease payments of approximately $3, $3 and $2, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2017 and 2016 was $9 and $9, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company incurred pipeline fees of approximately $15, $14 and $14, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1 and $1 at December 31, 2017 and 2016, respectively.
EPS Ethylene Pipeline Süd GmbH & Co. KG, an ethylene pipeline company in which the Company owns a 10% equity stake, transports ethylene feedstocks to the Company's Gendorf, Germany production facility through its pipeline. For the years ended December 31, 2017, 2016 and 2015, the Company incurred pipeline fees of approximately $0, $1 and $1, respectively, for usage of the pipeline. There were no outstanding amounts due to this related party at December 31, 2017 and 2016.
The Company owns a 15% and an 11% equity stake in InfraServ Knapsack GmbH & Co. KG and InfraServ Gendorf GmbH & Co. KG, respectively. The Company has service agreements with these entities, including contracts to provide electricity and technical services to certain of the Company's production facilities in Germany. The investment in Infraserv was $56 and $50 at December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company incurred charges aggregating approximately $133, $131 and $116, respectively, for these services. The amounts accrued for these related parties were approximately $33 and $25 at December 31, 2017 and 2016, respectively.
The Company owns a 50% interest in Shriram Axiall Private Limited ("SAPL"), which the Company acquired as a result of the Merger. SAPL is a joint venture formed in April 2014 to facilitate the manufacture and sale of certain compound products in India. The Company accounts for its investments in SAPL under the equity method of accounting. The investment in SAPL at December 31, 2017 and 2016 was $0 and $2, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The Company owns a 50% interest in RS Cogen LLC ("RS Cogen"), which the Company acquired as a result of the Merger. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. The Company accounts for its investment in RS Cogen under the equity method of accounting. The investment in RS Cogen at December 31, 2017 and 2016 was $10 and $10, respectively. For the year ended December 31, 2017 and for the period from August 31, 2016 to December 31, 2016, the Company recorded purchases of approximately $26 and $9 from RS Cogen, respectively. The amount payable to this related party was approximately $2 and $1 at December 31, 2017 and 2016, respectively.
The Company owns a 50% interest in Vinyl Solutions, LLC ("Vinyl Solutions"), which the Company acquired as a result of the Merger. The Company accounts for its investments in Vinyl Solutions under the equity method of accounting. Vinyl Solutions is a compounding manufacturer of specialty compounds. For the year ended December 31, 2017 and for the period from August 31, 2016 to December 31, 2016, the Company recorded sales of $17 and $6, respectively, to Vinyl Solutions. The amount receivable from this related party was $7 and $5 at December 31, 2017 and 2016, respectively.
On June 17, 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of Axiall, entered into an amended and restated limited liability company agreement with Lotte Chemical USA Corporation ("Lotte") related to the formation of LACC, LLC ("LACC"), which was formed by Eagle and Lotte to design, build and operate a 1 billion ton per year ethylene plant. Pursuant to a contribution and subscription agreement, dated as of June 17, 2015, between Eagle and LACC, Eagle has agreed to make a maximum capital commitment to LACC of up to $225 to fund the construction costs of the plant, representing a 10% interest in LACC. Eagle and Lotte also entered into a call option agreement, dated as of June 17, 2015, pursuant to which Eagle has the right, but not the obligation, until the third anniversary of the substantial completion of the plant, to acquire up to a 50% ownership interest in LACC from Lotte. The construction of the plant commenced in January 2016. The plant is being built adjacent to the Company's largest chlor-alkali chemical facility, located in Lake Charles, to take advantage of the Company's existing infrastructure, access to competitive feedstock resources and ethylene distribution infrastructure. The anticipated start-up for the plant is expected to be in the first quarter of 2019. The Company acquired this investment as a result of the Merger. As of December 31, 2017 and 2016, the Company's investment in LACC was $125 and $59, respectively. Total funding by the Company in LACC for the year ended December 31, 2017 and for the period from August 31, 2016 to December 31, 2016 amounted to $66 and $17, respectively. The amount receivable from LACC at December 31, 2017 and 2016 was approximately $0 and $1, respectively. The Company's investment in LACC is accounted for under the cost method.
Dividends received from equity method investments were $6, $5 and $6 for the years ended December 31, 2017, 2016 and 2015, respectively.
One of the Company's directors serves as Chairman and Chief Executive Officer of American Air Liquide Holdings, Inc. and as a Senior Vice President of the Air Liquide Group ("Air Liquide"). The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. including Airgas and subsidiaries that were acquired in 2016 by Air Liquide aggregating approximately $30, $22 and $10 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $7 and $4 during the years ended December 31, 2017 and 2016, respectively. The amount payable to Air Liquide was $2 and $4 at December 31, 2017 and 2016, respectively, and the amount receivable from Air Liquide was $1 and $1 at December 31, 2017 and 2016, respectively.
19. Westlake Chemical Partners LP
On August 4, 2014, Westlake Partners completed its initial public offering (the "IPO") of 12,937,500 common units at a price of $24.00 per unit. Net proceeds to Westlake Partners from the sale of the units was approximately $286, net of underwriting discounts, structuring fees and offering expenses of approximately $24. At the consummation of the IPO, Westlake Partners' assets consisted of a 10.6% limited partner interest in OpCo, as well as the general partner interest in OpCo. Immediately after the IPO, the Company retained an 89.4% limited partner interest in OpCo and a significant interest in Westlake Partners. The IPO represented the sale of 47.8% of the common units in Westlake Partners.
Westlake Partners purchased additional 2.7% and 5.0% newly-issued limited partner interests in OpCo on April 29, 2015 and on September 29, 2017, respectively.
On September 29, 2017, Westlake Partners completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to Westlake Partners from the sale of the units were $111, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3. At December 31, 2017, Westlake Partners had a 18.3% limited partner interest in OpCo, and the Company retained an 81.7% limited partner interest in OpCo and a significant interest in Westlake Partners.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

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
Environmental. As of December 31, 2017 and 2016, the Company had reserves for environmental contingencies totaling approximately $49 and $49, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation (RI) report, an October 2017 draft Feasibility Study (FS) report and a new Technical Impracticability Waiver document dated December 19, 2017. The draft Proposed Plan describes a preferred remedy that includes a containment wall with targeted treatment and supplemental hydraulic containment, as well as active treatment of historical groundwater contamination under the Tennessee River. The EPA has estimated that the total remedy will cost $200 to $250 with an estimated $1 to $3 in annual operation and maintenance (O&M) costs. The Company's allocation of liability for remedial or O&M costs, if any, will be determined by the outcome of the contractual dispute with Goodrich/PolyOne, which is the subject of a pending arbitration proceeding as described below.
In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, PolyOne filed a demand for arbitration. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $17 from the Company in reimbursement of previously paid remediation costs. The Company filed a cross demand for arbitration seeking $6 in unreimbursed remediation costs incurred during the relevant period.
On October 6, 2017, PolyOne filed suit against the Company in the U.S. District Court for the Western District of Kentucky seeking for the court — instead of the arbitration panel — to resolve claims asserted by the Company in the arbitration proceedings related to reimbursement of costs incurred by the Company at the Calvert City complex. PolyOne is seeking a declaratory judgment from the court that costs claimed by the Company in the arbitration are not covered under the 2007 settlement agreement and thus are not within the jurisdiction of the arbitration panel. In response, the Company has filed a motion to dismiss asserting that PolyOne's jurisdictional claims are unfounded and that the arbitration panel has jurisdiction over Westlake's claims for cost reimbursement under the arbitration agreement contained within the 2007 settlement agreement.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

At this time, since the proceedings are in an early stage, the Company is not able to estimate the impact, if any, that the arbitration proceeding could have on the Company's consolidated financial statements in 2017 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $55 to $110.
Other Commitments
The Company is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms and, in certain leases, purchase options. At December 31, 2017, future minimum lease commitments for operating lease obligations and capital lease obligations were as follows:

	Operating Leases	Capital Leases
2018	$108	$3
2019	97	3
2020	73	3
2021	56	2
2022	44	2
Thereafter	651	9
Total minimum lease payments	$1,029	$22
Less: Imputed interest costs		(12)
Present value of net minimum lease payments		$10
Operating lease rental expense was approximately $147, $87 and $69 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. Unrecorded unconditional purchase obligations for the next five years are as follows: $430, $412, $376, $330 and $95 in 2018, 2019, 2020, 2021 and 2022, respectively.
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
No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2017, 2016 or 2015.
The Company's Vinyl segment manufactures and markets PVC, VCM, ethylene dichloride ("EDC"), chlor-alkali (chlorine and caustic soda), chlorinated derivative products and ethylene. The Company also manufactures and sells building products fabricated from PVC, including siding, pipe, fittings, profiles, trim, mouldings, fence and decking products, window and door

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

components and film and sheet products. The Company's primary North American chemical manufacturing facilities are located in its Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. The Company also produces chlorine, caustic soda, hydrogen and chlorinated derivative products at its facilities in Natrium, Longview, Washington and Beauharnois, Quebec and PVC resin and PVC compounds at several facilities in Mississippi. In addition, the Company has manufacturing facilities in Germany, the United Kingdom, Taiwan and the People's Republic of China.
As of December 31, 2017, the Company owned 24 building products facilities. The Company uses its chlorine, VCM and PVC production to manufacture its building products. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2017, 2016 or 2015.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2017	2016	2015
Net external sales
Olefins
Polyethylene	$1,518	$1,463	$1,651
Styrene, feedstock and other	533	431	609
Total olefins	2,051	1,894	2,260
Vinyls
PVC, caustic soda and other	4,769	2,493	1,718
Building products	1,221	689	485
Total vinyls	5,990	3,182	2,203
	$8,041	$5,076	$4,463

Intersegment sales
Olefins	$393	$165	$107
Vinyls	1	26	1
	$394	$191	$108

Income (loss) from operations
Olefins	$655	$558	$747
Vinyls	647	174	255
Corporate and other	(69)	(151)	(42)
	$1,233	$581	$960

Depreciation and amortization
Olefins	$145	$136	$111
Vinyls	449	238	134
Corporate and other	7	4	1
	$601	$378	$246

Other income (expense), net
Olefins	$3	$5	$5
Vinyls	(1)	3	8
Corporate and other	5	48	25
	$7	$56	$38

Provision for (benefit from) income taxes
Olefins	$63	$175	$243
Vinyls	(302)	25	64
Corporate and other	(19)	(62)	(9)
	$(258)	$138	$298

Capital expenditures
Olefins	$97	$324	$305
Vinyls	459	302	176
Corporate and other	21	3	10
	$577	$629	$491

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	December 31, 2017	December 31, 2016
Total assets
Olefins	$2,006	$2,093
Vinyls	8,853	8,287
Corporate and other	1,217	510
	$12,076	$10,890
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
Income from operations for reportable segments	$1,233	$581	$960
Interest expense	(159)	(79)	(35)
Other income, net	7	56	38
Income before income taxes	$1,081	$558	$963
Geographic Information

	Year Ended December 31,
	2017	2016	2015
Sales to external customers (1)
United States	$5,739	$3,526	$3,133
Foreign
Canada	653	317	196
Germany	432	402	394
Switzerland	142	101	107
Brazil	108	41	16
China	104	87	46
Italy	96	84	90
Taiwan	96	25	—
Other	671	493	481
	$8,041	$5,076	$4,463

	December 31, 2017	December 31, 2016
Long-lived assets
United States	$5,668	$5,783
Foreign
Germany	504	401
Other	240	236
	$6,412	$6,420

______________________________

(1)	Revenues are attributed to countries based on location of customer.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

22. Guarantor Disclosures
The Company's payment obligations under the Senior Notes, 4.375% 2047 Senior Notes, 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes and the 4.875% Westlake 2023 Senior Notes are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of those notes in excess of $5 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). During 2016 and 2017, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% owned Guarantor Subsidiaries, and the remaining subsidiaries that do not guarantee the Senior Notes, the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes and the 4.875% Westlake 2023 Senior Notes (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.
In 2016, certain of the Company's subsidiary guarantors were released from their guarantees of the Company's 3.60% 2022 Senior Notes in connection with the replacement of the Company's revolving credit facility. Westlake Chemical OpCo LP, which was previously separately presented as a less than 100% owned guarantor, and certain of the Company's other 100% owned subsidiaries that were previously presented as guarantors, are now reflected as Non-Guarantor Subsidiaries in the condensed consolidating guarantor financial information. Prior periods were retrospectively adjusted to conform to the current presentation of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$1,089	$57	$385	$—	$1,531
Accounts receivable, net	3,331	4,128	580	(7,038)	1,001
Inventories	—	654	246	—	900
Prepaid expenses and other current assets	52	26	31	(79)	30
Restricted cash	—	1	—	—	1
Total current assets	4,472	4,866	1,242	(7,117)	3,463
Property, plant and equipment, net	—	4,374	2,038	—	6,412
Goodwill	—	855	157	—	1,012
Customer relationships, net	—	479	137	—	616
Other intangible assets, net	—	88	73	—	161
Other assets, net	10,706	798	1,271	(12,363)	412
Total assets	$15,178	$11,460	$4,918	$(19,480)	$12,076
Current liabilities
Accounts payable	$6,367	$864	$224	$(6,855)	$600
Accrued liabilities	189	484	246	(262)	657
Current portion of long-term debt, net	710	—	—	—	710
Total current liabilities	7,266	1,348	470	(7,117)	1,967
Long-term debt, net	3,034	4,242	220	(4,369)	3,127
Deferred income taxes	—	1,026	92	(7)	1,111
Pension and other liabilities	4	347	151	—	502
Total liabilities	10,304	6,963	933	(11,493)	6,707
Total Westlake Chemical Corporation stockholders' equity	4,874	4,497	3,490	(7,987)	4,874
Noncontrolling interests	—	—	495	—	495
Total equity	4,874	4,497	3,985	(7,987)	5,369
Total liabilities and equity	$15,178	$11,460	$4,918	$(19,480)	$12,076

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$147	$53	$259	$—	$459
Accounts receivable, net	2,118	3,330	324	(4,833)	939
Inventories	—	598	203	—	801
Prepaid expenses and other current assets	31	42	12	(37)	48
Restricted cash	—	—	161	—	161
Total current assets	2,296	4,023	959	(4,870)	2,408
Property, plant and equipment, net	—	4,476	1,944	—	6,420
Goodwill	—	792	155	—	947
Customer relationships, net	—	468	143	—	611
Other intangible assets, net	—	131	70	(25)	176
Other assets, net	9,170	874	1,116	(10,832)	328
Total assets	$11,466	$10,764	$4,387	$(15,727)	$10,890
Current liabilities
Accounts payable	$4,331	$748	$225	$(4,808)	$496
Accrued liabilities	26	390	183	(61)	538
Term loan	—	—	149	—	149
Total current liabilities	4,357	1,138	557	(4,869)	1,183
Long-term debt, net	3,585	4,091	—	(3,997)	3,679
Deferred income taxes	—	1,581	92	(23)	1,650
Pension and other liabilities	—	361	125	—	486
Total liabilities	7,942	7,171	774	(8,889)	6,998
Total Westlake Chemical Corporation stockholders' equity	3,524	3,593	3,245	(6,838)	3,524
Noncontrolling interests	—	—	368	—	368
Total equity	3,524	3,593	3,613	(6,838)	3,892
Total liabilities and equity	$11,466	$10,764	$4,387	$(15,727)	$10,890

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$6,650	$3,143	$(1,752)	$8,041
Cost of sales	—	5,559	2,438	(1,725)	6,272
Gross profit	—	1,091	705	(27)	1,769
Selling, general and administrative expenses	3	292	131	(27)	399
Amortization of intangibles	1	81	26	—	108
Transaction and integration-related costs	—	27	2	—	29
Income (loss) from operations	(4)	691	546	—	1,233
Other income (expense)
Interest expense	(154)	(178)	(6)	179	(159)
Other income (expense), net	154	(3)	35	(179)	7
Income (loss) before income taxes	(4)	510	575	—	1,081
Provision for (benefit from) income taxes	10	(312)	44	—	(258)
Equity in net income of subsidiaries	1,318	—	—	(1,318)	—
Net income (loss)	1,304	822	531	(1,318)	1,339
Net income attributable to noncontrolling interests	—	—	35	—	35
Net income (loss) attributable to Westlake Chemical Corporation	$1,304	$822	$496	$(1,318)	$1,304
Comprehensive income attributable to Westlake Chemical Corporation	$1,432	$833	$493	$(1,326)	$1,432

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$4,010	$2,445	$(1,379)	$5,076
Cost of sales	—	3,533	1,919	(1,357)	4,095
Gross profit	—	477	526	(22)	981
Selling, general and administrative expenses	2	178	100	(22)	258
Amortization of intangibles	1	27	10	—	38
Transaction and integration-related costs	—	103	1	—	104
Income (loss) from operations	(3)	169	415	—	581
Other income (expense)
Interest expense	(83)	(76)	(2)	82	(79)
Other income (expense), net	77	(14)	75	(82)	56
Income (loss) before income taxes	(9)	79	488	—	558
Provision for (benefit from) income taxes	(8)	115	31	—	138
Equity in net income of subsidiaries	400	—	—	(400)	—
Net income (loss)	399	(36)	457	(400)	420
Net income attributable to noncontrolling interests	—	—	21	—	21
Net income (loss) attributable to Westlake Chemical Corporation	$399	$(36)	$436	$(400)	$399
Comprehensive income attributable to Westlake Chemical Corporation	$407	$11	$396	$(407)	$407

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,558	$2,286	$(1,381)	$4,463
Cost of sales	—	2,842	1,797	(1,361)	3,278
Gross profit	—	716	489	(20)	1,185
Selling, general and administrative expenses	3	146	89	(20)	218
Amortization of intangibles	—	5	2	—	7
Income (loss) from operations	(3)	565	398	—	960
Other income (expense)
Interest expense	(42)	(35)	—	42	(35)
Other income (expense), net	20	5	55	(42)	38
Income (loss) before income taxes	(25)	535	453	—	963
Provision for (benefit from) income taxes	(7)	275	30	—	298
Equity in net income of subsidiaries	664	—	—	(664)	—
Net income (loss)	646	260	423	(664)	665
Net income attributable to noncontrolling interests	—	—	19	—	19
Net income (loss) attributable to Westlake Chemical Corporation	$646	$260	$404	$(664)	$646
Comprehensive income attributable to Westlake Chemical Corporation	$596	$261	$335	$(596)	$596

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$1,304	$822	$531	$(1,318)	$1,339
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	395	206	—	601
Deferred income taxes	12	(535)	(11)	—	(534)
Net changes in working capital and other	(1,327)	41	100	1,318	132
Net cash provided by (used for) operating activities	(11)	723	826	—	1,538
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(13)	—	—	(13)
Additions to property, plant and equipment	—	(407)	(170)	—	(577)
Additions to cost method investment	—	(66)	—	—	(66)
Other	—	2	(134)	136	4
Net cash provided by (used for) investing activities	—	(484)	(304)	136	(652)
Cash flows from financing activities
Intercompany financing	746	(611)	(135)	—	—
Receivable under the investment management agreement	136	—	—	(136)	—
Debt issuance costs	(6)	—	—	—	(6)
Dividends paid	(103)	—	—	—	(103)
Distributions to noncontrolling interests	—	376	(404)	—	(28)
Proceeds from debt issuance and drawdown of revolver	225	—	8	—	233
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	—	111	—	111
Proceeds from senior notes issuance	745	—	—	—	745
Repayment of term loan	—	—	(150)	—	(150)
Restricted cash associated with term loan	—	—	154	—	154
Repayment of revolver	(550)	—	—	—	(550)
Repayment of notes payable	(251)	—	(6)	—	(257)
Other	11	—	—	—	11
Net cash provided by (used for) financing activities	953	(235)	(422)	(136)	160

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26
Net increase (decrease) in cash and cash equivalents	942	4	126	—	1,072
Cash and cash equivalents at beginning of the year	147	53	259	—	459
Cash and cash equivalents at end of the year	$1,089	$57	$385	$—	$1,531

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2016

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$399	$(36)	$457	$(400)	$420
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	217	161	—	378
Deferred income taxes	1	103	(3)	—	101
Net changes in working capital and other	(437)	90	(118)	400	(65)
Net cash provided by (used for) operating activities	(37)	374	497	—	834
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(2,502)	64	—	(2,438)
Additions to property, plant and equipment	—	(275)	(354)	—	(629)
Additions to cost method investments	—	(17)	—	—	(17)
Proceeds from sales and maturities of securities	658	—	5	—	663
Purchase of securities	(138)	—	—	—	(138)
Other	—	(4)	—	—	(4)
Net cash provided by (used for) investing activities	520	(2,798)	(285)	—	(2,563)
Cash flows from financing activities
Intercompany financing	(2,199)	2,207	(8)	—	—
Debt issuance costs	(35)	—	(1)	—	(36)
Dividends paid	(97)	—	—	—	(97)
Distributions paid	—	263	(280)	—	(17)
Proceeds from debt issuance and drawdown of revolver	450	—	158	—	608
Proceeds from senior notes issuance	1,429	—	—	—	1,429
Restricted cash associated with term loan	—	—	(154)	—	(154)
Repayment of revolver	(125)	—	—	—	(125)
Repayment of notes payable	—	—	(13)	—	(13)
Repurchase of common stock for treasury	(67)	—	—	—	(67)
Other	5	—	—	—	5
Net cash provided by (used for) financing activities	(639)	2,470	(298)	—	1,533

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	(156)	46	(94)	—	(204)
Cash and cash equivalents at beginning of the year	303	7	353	—	663
Cash and cash equivalents at end of the year	$147	$53	$259	$—	$459

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Year Ended December 31, 2015

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$646	$260	$423	$(664)	$665
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	114	132	—	246
Deferred income taxes	—	39	1	—	40
Net changes in working capital and other	(659)	93	30	664	128
Net cash provided by (used for) operating activities	(13)	506	586	—	1,079
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	16	—	16
Additions to property, plant and equipment	—	(215)	(276)	—	(491)
Proceeds from disposition of equity method investments	—	28	—	—	28
Proceeds from sales and maturities of securities	49	—	—	—	49
Purchase of securities	(556)	(49)	—	—	(605)
Other	—	(3)	—	—	(3)
Net cash used for investing activities	(507)	(239)	(260)	—	(1,006)
Cash flows from financing activities
Intercompany financing	418	(590)	172	—	—
Dividends paid	(92)	—	—	—	(92)
Distributions paid	—	327	(342)	—	(15)
Proceeds from debt issuance	—	—	53	—	53
Repayment of notes payable	—	—	(74)	—	(74)
Repurchase of common stock for treasury	(163)	—	—	—	(163)
Other	4	—	—	—	4
Net cash provided by (used for) financing activities	167	(263)	(191)	—	(287)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	(353)	4	131	—	(218)
Cash and cash equivalents at beginning of the year	656	3	222	—	881
Cash and cash equivalents at end of the year	$303	$7	$353	$—	$663

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

23. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$1,943	$1,979	$2,109	$2,010
Gross profit	368	405	498	498
Income from operations	236	266	366	365
Net income	145	159	219	816
Net income attributable to Westlake Chemical Corporation	138	153	211	802
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$1.07	$1.18	$1.62	$6.18
Diluted	$1.06	$1.17	$1.61	$6.15

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$975	$1,086	$1,280	$1,735
Gross profit	255	241	203	282
Income from operations	202	180	46	153
Net income	129	116	70	105
Net income attributable to Westlake Chemical Corporation	123	111	66	99
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$0.94	$0.85	$0.51	$0.76
Diluted	$0.94	$0.85	$0.51	$0.76

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 47 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report that appears on page 48 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Consolidated Financial Statements in Item 8 of this Form 10-K are filed as part of this Form 10-K.

(a)(2)	All schedules are omitted because the information is not applicable, not required, or has been furnished in the Consolidated Financial Statements or Notes thereto in Item 8 of this Form 10-K.

(a)(3)	Exhibits

Exhibit No.	Exhibit Index

2.1
Share Purchase Agreement dated as of May 28, 2014 by and among Westlake Germany GmbH & Co. KG and various entities associated with Advent International Corporation (incorporated by reference to Westlake's Current Report on Form 8-K, filed on July 31, 2014, File No. 1-32260).

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

4.3
Fourth Supplemental Indenture, dated as of December 2, 2010, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.4
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

4.6
Sixth Supplemental Indenture, dated as of July 17, 2012, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2012, File No. 1-32260).

4.7
Seventh Supplemental Indenture, dated as of February 12, 2013, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

Exhibit No.	Exhibit Index

4.8
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, the Company, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Quarterly Report on Form 10-Q, filed on July 31, 2013, File No. 1-32260).

4.9
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

4.12
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.13
Fourth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of February 1, 2013, by and among Axiall Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.14
Fifth Supplemental Indenture, dated as of August 22, 2016, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Axiall's Current Report on Form 8-K, filed on August 22, 2016, File No. 001-09753).

4.15
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.16
Supplemental Indenture, dated as of October 25, 2016, among the Company, the Guaranteeing subsidiaries (as defined therein) and the other subsidiary guarantors (as defined therein) and The Bank of New York Mellon Trust Company, as trustee (incorporated herein by reference to Exhibit 4.18 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, File No. 001-32260).

4.17
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.18
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.19†	Supplemental Indenture dated February 1, 2018, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee.

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit No.	Exhibit Index

10.1
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended on September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.2
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

10.3
Joinder Agreement, dated as of October 14, 2016, among JPMorgan Chase Bank, N.A., as Administrative Agent, and certain new guarantors (as defined therein) (incorporated herein by reference to Exhibit 10.5 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, File No. 001-32260).

10.4†	Joinder Agreement, dated as of August 23, 2016, among Westlake Compounds, LLC, the Guarantors (as defined therein) and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5
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

10.8
Amended and Restated Loan Agreement, dated as of November 1, 2017, by and between the Louisiana Local Government Environmental Facilities and Community Development Authority and Westlake Chemical Corporation (incorporated by reference to Exhibit 4.6 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

10.9
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

10.11
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 01-36567).

10.12†
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017.

10.13	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

10.14+
Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 17, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013, File No.1-32260).

10.15+
Westlake Chemical Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

Exhibit No.	Exhibit Index

10.16+
Form of Restricted Stock Units Award Letter effective as of February 15, 2013 (incorporated by reference to Exhibit 10.29 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013, File No. 1-32260).

10.17+
Form of Stock Option Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.18+
Form of Restricted Stock Units Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.4 to Westlake's Quarterly Report on From 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.19+
Form of Long-Term Cash Performance Award Letter for 2015 Executive Officer Awards (incorporated by reference to Exhibit 10.5 to Westlake's Quarterly Report on From 10-Q for the quarter ended March 31, 2015, File No. 1-32260).

10.20
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Westlake's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017, File No. 001-32260).

10.21†	Form of Stock Option Award Letter for 2018 Executive Officer Awards.

10.22†	Form of Restricted Stock Unit Award Letter for 2018 Executive Officer Awards.

10.23†	Form of Long-Term Cash Performance Award Letter for 2018 Executive Officer Awards.

10.24†	Form of Special Incentive Award Letter for 2018 Executive Officer Awards.

12.1†	Statement of computation of ratio of earnings to fixed charges for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

†	Filed herewith.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	February 21, 2018	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2018
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
M. Steven Bender

/S/ GEORGE J. MANGIERI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2018
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 21, 2018
James Chao

/S/ ALBERT CHAO	Director	February 21, 2018
Albert Chao

/S/ ROBERT T. BLAKELY	Director	February 21, 2018
Robert T. Blakely

/S/ DAVID CHAO	Director	February 21, 2018
David Chao

/S/ MICHAEL J. GRAFF	Director	February 21, 2018
Michael J. Graff

/S/ MARIUS HAAS	Director	February 21, 2018
Marius Haas

/S/ DOROTHY C. JENKINS	Director	February 21, 2018
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 21, 2018
Max L. Lukens

/S/ R. BRUCE NORTHCUTT	Director	February 21, 2018
R. Bruce Northcutt

/S/ H. JOHN RILEY, JR.	Director	February 21, 2018
H. John Riley, Jr.

/S/ JEFFREY SHEETS	Director	February 21, 2018
Jeffrey Sheets