Form 10-Q
period 2018-03-31
WESTLAKE CHEMICAL CORP
filed 2018-05-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 26, 2018 was 129,594,582.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$851	$1,531
Accounts receivable, net	1,135	1,001
Inventories	944	900
Prepaid expenses and other current assets	29	31
Total current assets	2,959	3,463
Property, plant and equipment, net	6,447	6,412
Goodwill	1,010	1,012
Customer relationships, net	594	616
Other intangible assets, net	160	161
Other assets, net	434	412
Total assets	$11,604	$12,076
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$596	$600
Accrued liabilities	596	657
Current portion of long-term debt, net	461	710
Total current liabilities	1,653	1,967
Long-term debt, net	2,666	3,127
Deferred income taxes	1,125	1,111
Pension and other post-retirement benefits	342	344
Other liabilities	177	158
Total liabilities	5,963	6,707
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2018 and December 31, 2017, respectively	1	1
Common stock, held in treasury, at cost; 5,057,732 and 5,232,875 shares at March 31, 2018 and December 31, 2017, respectively	(292)	(302)
Additional paid-in capital	555	555
Retained earnings	4,874	4,613
Accumulated other comprehensive income	3	7
Total Westlake Chemical Corporation stockholders' equity	5,141	4,874
Noncontrolling interests	500	495
Total equity	5,641	5,369
Total liabilities and equity	$11,604	$12,076
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,150	$1,943
Cost of sales	1,608	1,577
Gross profit	542	366
Selling, general and administrative expenses	108	99
Amortization of intangibles	26	25
Transaction and integration-related costs	7	8
Income from operations	401	234
Other income (expense)
Interest expense	(37)	(40)
Other income, net	22	7
Income before income taxes	386	201
Provision for income taxes	89	56
Net income	297	145
Net income attributable to noncontrolling interests	10	7
Net income attributable to Westlake Chemical Corporation	$287	$138
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.21	$1.07
Diluted	$2.20	$1.06
Weighted average common shares outstanding:
Basic	129,483,968	128,979,357
Diluted	130,190,892	129,692,015
Dividends per common share	$0.2100	$0.1906
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions of dollars)
Net income	$297	$145
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	(6)	19
Income tax benefit (provision) on foreign currency translation	4	(2)
Other comprehensive income (loss), net of income taxes	(2)	17
Comprehensive income	295	162
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2018 and 2017, respectively	12	6
Comprehensive income attributable to Westlake Chemical Corporation	$283	$156
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2016	134,651,380	$1	5,726,377	$(319)	$551	$3,412	$(121)	$368	$3,892
Net income	—	—	—	—	—	138	—	7	145
Other comprehensive income	—	—	—	—	—	—	17	3	20
Shares issued—stock- based compensation	—	—	(118,065)	3	(2)	—	—	—	1
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	(24)	—	—	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Balances at March 31, 2017	134,651,380	$1	5,608,312	$(316)	$552	$3,526	$(104)	$374	$4,033

Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	287	—	10	297
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	2	(2)
Shares issued—stock- based compensation	—	—	(175,143)	10	(4)	—	—	—	6
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balances at March 31, 2018	134,651,380	$1	5,057,732	$(292)	$555	$4,874	$3	$500	$5,641
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions of dollars)
Cash flows from operating activities
Net income	$297	$145
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	156	150
Stock-based compensation expense	6	6
Loss from disposition of property, plant and equipment	6	3
Deferred income taxes	16	(6)
Other gains, net	(7)	—
Changes in operating assets and liabilities
Accounts receivable	(133)	(65)
Inventories	(41)	(19)
Prepaid expenses and other current assets	2	6
Accounts payable	(13)	49
Accrued liabilities	(48)	(122)
Other, net	(16)	10
Net cash provided by operating activities	225	157
Cash flows from investing activities
Additions to property, plant and equipment	(154)	(134)
Additions to investments in unconsolidated subsidiaries	(26)	(15)
Other	2	1
Net cash used for investing activities	(178)	(148)
Cash flows from financing activities
Dividends paid	(27)	(24)
Distributions to noncontrolling interests	(7)	(4)
Proceeds from debt issuance and drawdown of revolver	4	52
Repayment of term loan	—	(150)
Repayment of revolver	—	(125)
Repayment of notes payable	(706)	(2)
Other	5	—
Net cash used for financing activities	(731)	(253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	3
Net decrease in cash, cash equivalents and restricted cash	(680)	(241)
Cash, cash equivalents and restricted cash at beginning of period	1,554	646
Cash, cash equivalents and restricted cash at end of period	$874	$405
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), filed with the SEC on February 21, 2018. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2017 with the exception of those accounting standards adopted in the first quarter of 2018 as discussed in Note 1.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2018, its results of operations for the three months ended March 31, 2018 and 2017 and the changes in its cash position for the three months ended March 31, 2018 and 2017.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2018 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.
Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The Company is in the process of evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
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
(Unaudited)
(in millions of dollars, except share amounts and per share data)

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
Income Statement - Reporting Comprehensive Income (ASU 2018-02)
In February 2018, the FASB issued an accounting standards update to (1) allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "Tax Act"); and (2) require certain disclosures about stranded tax effects. The accounting standard will be effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the FASB issued an accounting standards update on a comprehensive new revenue recognition standard that supersedes virtually all previously issued revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities are required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), effective January 1, 2018. The Company applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. The cumulative effects of changes to the Company’s consolidated January 1, 2018 balance sheet for the adoption of this accounting standard were immaterial.
The impact of ASC 606 adoption on the financial statements for the three months ended March 31, 2017 as compared with the guidance that was in effect prior to January 1, 2018 was immaterial.
Revenue is recognized when the Company transfers control of inventories to its customers. Amounts recognized as revenues reflect the consideration to which the Company expects to be entitled in exchange for those inventories. Provisions for discounts, rebates and returns are incorporated in the estimate of variable consideration and reflected as reduction to revenue in the same period as the related sales.
Control of inventories generally transfers upon shipment for domestic sales. The Company excludes taxes collected on behalf of customers from the estimated contract price. For export contracts, the point at which control passes to the customer varies depending on the terms specified in the customer contract.
The Company generally invoices customers and recognizes revenue and accounts receivable upon transferring control of inventories. In limited circumstances, the Company transfers control of inventories shortly before it has an unconditional right to receive consideration, resulting in recognition of contract assets. The Company also receives advance payments from certain customers, resulting in recognition of contract liabilities. Contract assets and liabilities are generally settled within the period and are not material to the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The Company expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. The Company does not disclose the value of unsatisfied performance obligations because its contracts with customers (i) have an original expected duration of one year or less or (ii) have only variable consideration that is calculated based on market prices at specified dates and is allocated to wholly unsatisfied performance obligations.
ASC 606 requires disclosure of disaggregated revenue into categories that depict the nature of how the Company's revenue and cash flows are affected by economic factors. The Company discloses revenues by product and segment in Note 13 to this quarterly report on Form 10-Q.
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01)
In January 2016, the FASB issued an accounting standards update making certain changes principally to the current guidance for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Among other things, the guidance (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) allows entities to elect to measure equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes (changes in the basis of these equity investments to be reported in net income); (3) requires an entity that has elected the fair value option for financial liabilities to recognize changes in fair value due to instrument-specific credit risk separately in other comprehensive income; (4) clarified current guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities; and (5) requires specific disclosure pertaining to financial assets and financial liabilities in the financial statements. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows. The Company is party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC ("LACC"). The Company measures its investment in LACC at cost, adjusted for observable price changes, because the investment does not have a readily determinable fair value.
Cash Flows (ASU No. 2016-15)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification ("ASC") 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018. Upon adoption, the Company retrospectively adjusted its financial statements to reflect restricted cash in the beginning and ending cash and restricted cash balances within the statements of cash flows. As a result of this retrospective adoption and reclassification of restricted cash and cash equivalents, Net cash provided by (used for) financing activities on the consolidated statement of cash flows for the three months ended March 31, 2017 has been adjusted to $(253) from the originally reported $(99) to reflect the retrospective application of the new accounting guidance. Previously reported Cash and cash equivalents at beginning of the period and Cash and cash equivalents at end of the period for the three months ended March 31, 2017 have been adjusted to include restricted cash of $186 and $32, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standards update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the ASC 606, Revenue from contracts with customers. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASU No. 2017-05)
In February 2017, the FASB issued an accounting standards update to clarify the scope of guidance related to other income—gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new guidance clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The guidance also outlines that when an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling interest, it will measure the retained interest at fair value resulting in full gain or loss recognition upon sale of the controlling interest. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Compensation - Retirement Benefits (ASU No. 2017-07)
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires employers to disaggregate the service cost component from the other components of net periodic benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Compensation - Stock Compensation (ASU No. 2017-09)
In May 2017, the FASB issued the accounting standards update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. This update is to be applied prospectively to an award modified on or after the adoption date. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (ASU No. 2017-12)
In August 2017, the FASB issued an accounting standards update to improve financial reporting of hedging relationships, to better portray the economic results of an entity's risk management activities in the financial statements and to simplify application of hedge accounting guidance. The accounting standard eliminates certain hedge effectiveness measurement and reporting requirements and expands the types of permissible hedging strategies. The accounting standard will be effective for reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance, to be applied retrospectively to the beginning of the fiscal year. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows. In January 2018, the Company entered into cross-currency swaps to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with the Company's net investments in foreign operations. These cross-currency swaps were designated in a net investment hedge relationship. See Note 7 for additional information.
2. Financial Instruments
Cash Equivalents
The Company had $205 and $644 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2018 and December 31, 2017, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $23 at March 31, 2018 and December 31, 2017. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2018	December 31, 2017
Trade customers	$1,116	$974
Affiliates	13	9
Allowance for doubtful accounts	(24)	(22)
	1,105	961
Federal and state taxes	4	7
Other	26	33
Accounts receivable, net	$1,135	$1,001
4. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished products	$592	$549
Feedstock, additives and chemicals	209	221
Materials and supplies	143	130
Inventories	$944	$900

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018			December 31, 2017
	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	434	11	445	434	11	445
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	16	—	16	16	—	16
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(10)	740	750	(10)	740
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(25)	675	700	(25)	675
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(2)	248	250	(2)	248
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	—	—	—	625	20	645
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	—	—	—	63	2	65
Total Long-term debt	3,165	(38)	3,127	3,853	(16)	3,837
Less:
Current portion - 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes	—	—	—	688	22	710
Current portion - 4.875% Westlake 2023 Senior Notes and 4.875% Subsidiary 2023 Senior Notes	450	11	461	—	—	—
Long-term debt, net of current portion	$2,715	$(49)	$2,666	$3,165	$(38)	$3,127

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Credit Agreement
The Company has a $1,000 revolving credit facility that matures on August 23, 2021 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2018, the Company had no borrowings outstanding under the Credit Agreement. As of March 31, 2018, the Company had outstanding letters of credit totaling $5 and borrowing availability of $995 under the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by current and future material domestic subsidiaries of the Company, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of March 31, 2018, the Company was in compliance with the total leverage ratio financial maintenance covenant.
4.625% Senior Notes due 2021
In December 2017, the Company delivered irrevocable notices for the optional redemption of all of the outstanding 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes (collectively, the "2021 Notes"). The 2021 Notes were redeemed on February 15, 2018 at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date. The Company recognized a $6 gain in other income upon redemption of the 2021 Notes. The 2021 Notes were classified as a component of current liabilities in the consolidated balance sheet at December 31, 2017, based on the terms of the redemption.
4.875% Senior Notes due 2023
In March 2018, the Company delivered irrevocable notices for the optional redemption of all of the outstanding 4.875% Westlake 2023 Senior Notes and 4.875% Subsidiary 2023 Senior Notes (collectively, the "2023 Notes") for redemption on May 15, 2018 at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest on the 2023 Notes to the redemption date. The 2023 Notes were classified as a component of current liabilities in the consolidated balance sheet at March 31, 2018, based on the terms of the redemption.
As of March 31, 2018, the Company was in compliance with all of the covenants with respect to the 3.60% 2022 Senior Notes, the 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes, the Credit Agreement and the waste disposal revenue bonds.
Unamortized debt issuance costs on long-term debt were $26 at March 31, 2018 and December 31, 2017.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

6. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2016	$29	$(150)	$(121)
Other comprehensive income before reclassifications	—	17	17
Net other comprehensive income attributable to Westlake Chemical Corporation	—	17	17
Balances at March 31, 2017	$29	$(133)	$(104)

Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive loss before reclassifications	—	(4)	(4)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(4)	(4)
Balances at March 31, 2018	$43	$(40)	$3
7. Derivative Instruments
In January 2018, the Company entered into cross-currency swaps with an aggregate notional value of 220 million euros to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with the Company's net investments in foreign operations. These cross-currency swaps were designated in a net investment hedge relationship. The Company assesses hedge effectiveness of these cross-currency swaps by comparing the spot rate change in the swaps to the spot rate change in the designated net investment. For the three months ended March 31, 2018, there was no ineffectiveness recorded with regard to the Company's qualifying net investment hedges.
The fair values of derivatives designated as hedging instruments in the Company's consolidated balance sheets were as follows:

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
Derivatives in Net Investment Hedging Relationships		March 31, 2018	December 31, 2017
Foreign exchange contracts	Other liabilities	$18	$—
The following table summarizes the effect of foreign exchange derivative instruments designated as net investment hedges in the consolidated statements of operations.

		Gain (Loss) Recognized in Income and Excluded from Hedge Effectiveness
		Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Foreign exchange contracts	Other income, net	$1	$—

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The following table summarizes the effect of foreign exchange derivative instruments designated as net investment hedges on accumulated other comprehensive income.

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Derivatives in Net Investment Hedging Relationships	2018	2017
Foreign exchange contracts	$(14)	$—
8. Fair Value Measurements
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
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The Company has cross-currency swaps that are measured at fair value on a recurring basis. The future cash flows associated with these cross-currency swaps are discounted to present value using observable market-based inputs and published foreign exchange rates. The inputs used to measure the Company's cross-currency swaps are classified as Level 2 inputs within the fair value hierarchy. See Note 7 for the fair value of the Company's cross-currency swaps.
The carrying and fair values of the Company's long-term debt (including the current portion of long-term debt) are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$250	$249	$255
4.875% Westlake 2023 Senior Notes (1)	445	445	445	449
4.875% Subsidiary 2023 Senior Notes (1)	16	17	16	16
3.60% 2026 Senior Notes	740	727	740	757
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	109	99	111
6 ½% 2035 GO Zone Senior Notes	88	97	88	99
6 ½% 2035 IKE Zone Senior Notes	65	71	65	74
5.0% 2046 Senior Notes	675	740	675	787
4.375% 2047 Senior Notes	491	484	491	518
3.50% 2032 GO Zone Refunding Senior Notes	248	246	248	256
4.625% Westlake 2021 Senior Notes (2)	—	—	645	639
4.625% Subsidiary 2021 Senior Notes (2)	—	—	65	65
___________________________

(1)
The 4.875% Westlake 2023 Senior Notes and 4.875% Subsidiary 2023 Senior Notes were classified as a component of current liabilities in the consolidated balance sheet at March 31, 2018. For additional information, see Note 5.

(2)
The 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes were classified as a component of current liabilities in the consolidated balance sheet at December 31, 2017. For additional information, see Note 5.

9. Income Taxes
The effective income tax rate was 22.9% for the first quarter of 2018 as compared to the effective income tax rate of 27.9% for the first quarter of 2017. The lower tax rate in the first quarter of 2018 as compared to the first quarter of 2017 was a result of the changes enacted under the Tax Act, which was signed into law on December 22, 2017. The effective income tax rate for the first quarter of 2018 was above the U.S. federal statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the first quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
The Tax Act, among other changes, reduced U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The accounting guidance on income taxes requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The corporate income tax rate change resulted in a revaluation of the Company's deferred tax assets and liabilities. At December 31, 2017, under the above guidance, the Company made a provisional adjustment of $591 of income tax benefit in the 2017 consolidated financial statements for items that the Company could reasonably estimate such as revaluation of deferred tax assets and liabilities and a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company will continue to assess the income tax effects of the Tax Act based on further standard setting activities, any transition provisions, and changes in the facts and circumstances of the Company's tax position, during the measurement period. No measurement period adjustment was made for the three months ended March 31, 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

10. Earnings per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options.

	Three Months Ended March 31,
	2018	2017
Net income attributable to Westlake Chemical Corporation	$287	$138
Less:
Net income attributable to participating securities	(2)	(1)
Net income attributable to common shareholders	$285	$137
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Weighted average common shares—basic	129,483,968	128,979,357
Plus incremental shares from:
Assumed exercise of options	706,924	712,658
Weighted average common shares—diluted	130,190,892	129,692,015

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.21	$1.07
Diluted	$2.20	$1.06
Excluded from the computation of diluted earnings per share are options to purchase 84,673 and 437,787 shares of common stock for the three months ended March 31, 2018 and 2017, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $596 and $657 at March 31, 2018 and December 31, 2017, respectively. Accrued rebates and accrued income taxes, which are components of accrued liabilities, were $108 and $130, respectively, at December 31, 2017. No other component of accrued liabilities was more than five percent of total current liabilities at March 31, 2018 and December 31, 2017. Accrued liabilities with affiliates were $31 and $37 at March 31, 2018 and December 31, 2017, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $10 and $8 for the three months ended March 31, 2018 and 2017, respectively.
Other Income, net
For the three months ended March 31, 2018, other income, net included income from unconsolidated subsidiaries, gain on redemption of the 2021 Notes and interest income on cash and cash equivalents of $9, $6 and $4, respectively. For the three months ended March 31, 2017, other income, net included income from unconsolidated subsidiaries of $4.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

12. Commitments and Contingencies
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
Environmental. As of March 31, 2018 and December 31, 2017, the Company had reserves for environmental contingencies totaling approximately $49 and $49, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation (RI) report, an October 2017 draft Feasibility Study (FS) report and a new Technical Impracticability Waiver document dated December 19, 2017. The draft Proposed Plan describes a preferred remedy that includes a containment wall with targeted treatment and supplemental hydraulic containment, as well as active treatment of historical groundwater contamination under the Tennessee River. The EPA has estimated that the total remedy will cost $200 to $250 with an estimated $1 to $3 in annual operation and maintenance (O&M) costs. Each PRP, including the Company, submitted comments to the Proposed Plan and associated documents. The Company’s comments also proposed alternative removal options for the groundwater contamination under the Tennessee River. EPA is reviewing all comments and developing its response to comments. The Company's allocation of liability for remedial or O&M costs, if any, will be determined by the outcome of the contractual dispute with Goodrich/PolyOne, which is the subject of a pending arbitration proceeding as described below.
In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, PolyOne filed a demand for arbitration. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $17 from the Company in reimbursement of previously paid remediation costs. The Company has filed a cross demand for arbitration seeking unreimbursed remediation costs incurred during the relevant period.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

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
At this time, since the proceedings are in an early stage, the Company is not able to estimate the impact, if any, that the arbitration proceeding could have on the Company's consolidated financial statements in three months ended March 31, 2018 and later years. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
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
Commitments. The Company became a party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC. The ethylene facility is located adjacent to the Company's vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, the Company agreed to make a maximum capital commitment to LACC of up to $225 to fund the construction costs of the ethylene plant, which represents approximately 10% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of March 31, 2018, the Company had funded approximately $141 of the Company's portion of the construction costs of the ethylene plant.
13. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2018	2017
Net external sales
Olefins
Polyethylene	$369	$386
Styrene, feedstock and other	134	157
Total Olefins	503	543
Vinyls
PVC, caustic soda and other	1,358	1,131
Building products	289	269
Total Vinyls	1,647	1,400
	$2,150	$1,943

Intersegment sales
Olefins	$120	$86
Vinyls	—	—
	$120	$86

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2018	2017
Income (loss) from operations
Olefins	$163	$180
Vinyls	266	70
Corporate and other	(28)	(16)
	$401	$234

Depreciation and amortization
Olefins	$34	$41
Vinyls	118	107
Corporate and other	4	2
	$156	$150

Other income, net
Olefins	$2	$1
Vinyls	12	6
Corporate and other	8	—
	$22	$7

Provision for (benefit from) income taxes
Olefins	$37	$58
Vinyls	61	15
Corporate and other	(9)	(17)
	$89	$56

Capital expenditures
Olefins	$22	$25
Vinyls	130	108
Corporate and other	2	1
	$154	$134
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2018	2017
Income from operations	$401	$234
Interest expense	(37)	(40)
Other income, net	22	7
Income before income taxes	$386	$201

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	March 31, 2018	December 31, 2017
Total assets
Olefins	$1,986	$2,006
Vinyls	9,081	8,853
Corporate and other	537	1,217
	$11,604	$12,076

14. Guarantor Disclosures
The Company's payment obligations under the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes and the 4.875% Westlake 2023 Senior Notes are fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of those notes in excess of $5 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). During 2016 and 2017, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. These guarantees are the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% Owned Guarantor Subsidiaries, and the remaining subsidiaries that do not guarantee the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes and the 4.875% Westlake 2023 Senior Notes (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of March 31, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$412	$59	$380	$—	$851
Accounts receivable, net	4,076	4,651	633	(8,225)	1,135
Inventories	—	678	266	—	944
Prepaid expenses and other current assets	88	25	19	(103)	29
Total current assets	4,576	5,413	1,298	(8,328)	2,959
Property, plant and equipment, net	—	4,407	2,040	—	6,447
Goodwill	—	855	155	—	1,010
Customer relationships, net	—	463	131	—	594
Other intangible assets, net	—	87	73	—	160
Other assets, net	11,003	793	1,304	(12,666)	434
Total assets	$15,579	$12,018	$5,001	$(20,994)	$11,604
Current liabilities
Accounts payable	$7,142	$1,246	$232	$(8,024)	$596
Accrued liabilities	173	488	238	(303)	596
Current portion of long-term debt, net	445	16	—	—	461
Total current liabilities	7,760	1,750	470	(8,327)	1,653
Long-term debt, net	2,655	4,183	224	(4,396)	2,666
Deferred income taxes	—	1,042	97	(14)	1,125
Pension and other liabilities	23	340	156	—	519
Total liabilities	10,438	7,315	947	(12,737)	5,963
Total Westlake Chemical Corporation stockholders' equity	5,141	4,703	3,554	(8,257)	5,141
Noncontrolling interests	—	—	500	—	500
Total equity	5,141	4,703	4,054	(8,257)	5,641
Total liabilities and equity	$15,579	$12,018	$5,001	$(20,994)	$11,604

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of December 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$1,089	$57	$385	$—	$1,531
Accounts receivable, net	3,331	4,128	580	(7,038)	1,001
Inventories	—	654	246	—	900
Prepaid expenses and other current assets	52	27	31	(79)	31
Total current assets	4,472	4,866	1,242	(7,117)	3,463
Property, plant and equipment, net	—	4,374	2,038	—	6,412
Goodwill	—	855	157	—	1,012
Customer relationships, net	—	479	137	—	616
Other intangible assets, net	—	88	73	—	161
Other assets, net	10,706	798	1,271	(12,363)	412
Total assets	$15,178	$11,460	$4,918	$(19,480)	$12,076
Current liabilities
Accounts payable	$6,367	$864	$224	$(6,855)	$600
Accrued liabilities	189	484	246	(262)	657
Current portion of long-term debt, net	710	—	—	—	710
Total current liabilities	7,266	1,348	470	(7,117)	1,967
Long-term debt, net	3,034	4,242	220	(4,369)	3,127
Deferred income taxes	—	1,026	92	(7)	1,111
Pension and other liabilities	4	347	151	—	502
Total liabilities	10,304	6,963	933	(11,493)	6,707
Total Westlake Chemical Corporation stockholders' equity	4,874	4,497	3,490	(7,987)	4,874
Noncontrolling interests	—	—	495	—	495
Total equity	4,874	4,497	3,985	(7,987)	5,369
Total liabilities and equity	$15,178	$11,460	$4,918	$(19,480)	$12,076

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,746	$839	$(435)	$2,150
Cost of sales	—	1,405	632	(429)	1,608
Gross profit	—	341	207	(6)	542
Selling, general and administrative expenses	—	77	37	(6)	108
Amortization of intangibles	—	19	7	—	26
Transaction and integration-related costs	—	7	—	—	7
Income from operations	—	238	163	—	401
Other income (expense)
Interest expense	(38)	(32)	(11)	44	(37)
Other income (expense), net	45	(8)	29	(44)	22
Income before income taxes	7	198	181	—	386
Provision for income taxes	2	63	24	—	89
Equity in net income of subsidiaries	282	—	—	(282)	—
Net income	287	135	157	(282)	297
Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Westlake Chemical Corporation	$287	$135	$147	$(282)	$287
Comprehensive income attributable to Westlake Chemical Corporation	$283	$135	$145	$(280)	$283

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,580	$736	$(373)	$1,943
Cost of sales	—	1,362	582	(367)	1,577
Gross profit	—	218	154	(6)	366
Selling, general and administrative expenses	1	73	31	(6)	99
Amortization of intangibles	—	19	6	—	25
Transaction and integration-related costs	—	8	—	—	8
Income (loss) from operations	(1)	118	117	—	234
Other income (expense)
Interest expense	(38)	(46)	(1)	45	(40)
Other income (expense), net	37	3	12	(45)	7
Income (loss) before income taxes	(2)	75	128	—	201
Provision for (benefit from) income taxes	(5)	53	8	—	56
Equity in net income of subsidiaries	135	—	—	(135)	—
Net income	138	22	120	(135)	145
Net income attributable to noncontrolling interests	—	—	7	—	7
Net income attributable to Westlake Chemical Corporation	$138	$22	$113	$(135)	$138
Comprehensive income attributable to Westlake Chemical Corporation	$156	$5	$122	$(127)	$156

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$287	$135	$157	$(282)	$297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	103	53	—	156
Deferred income taxes	—	12	4	—	16
Net changes in working capital and other	(220)	(211)	(95)	282	(244)
Net cash provided by operating activities	67	39	119	—	225
Cash flows from investing activities
Additions to property, plant and equipment	—	(122)	(32)	—	(154)
Additions to investments in unconsolidated subsidiaries	—	(16)	(10)	—	(26)
Other	—	2	—	—	2
Net cash used for investing activities	—	(136)	(42)	—	(178)
Cash flows from financing activities
Intercompany financing	(18)	2	16	—	—
Dividends paid	(27)	—	—	—	(27)
Distributions to noncontrolling interests	—	97	(104)	—	(7)
Proceeds from debt issuance and drawdown of revolver	—	—	4	—	4
Repayment of notes payable	(704)	—	(2)	—	(706)
Other	5	—	—	—	5
Net cash provided by (used for) financing activities	(744)	99	(86)	—	(731)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4	—	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(677)	2	(5)	—	(680)
Cash, cash equivalents and restricted cash at beginning of period	1,089	79	386	—	1,554
Cash, cash equivalents and restricted cash at end of period	$412	$81	$381	$—	$874

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended March 31, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$138	$22	$120	$(135)	$145
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	—	98	52	—	150
Deferred income taxes	—	(3)	(3)	—	(6)
Net changes in working capital and other	(213)	(29)	(25)	135	(132)
Net cash provided by (used for) operating activities	(75)	88	144	—	157
Cash flows from investing activities
Additions to property, plant and equipment	—	(121)	(13)	—	(134)
Additions to investments in unconsolidated subsidiaries	—	(15)	—	—	(15)
Other	—	1	—	—	1
Net cash used for investing activities	—	(135)	(13)	—	(148)
Cash flows from financing activities
Intercompany financing	78	(96)	18	—	—
Dividends paid	(24)	—	—	—	(24)
Distributions to noncontrolling interests	—	95	(99)	—	(4)
Proceeds from debt issuance and drawdown of revolver	50	—	2	—	52
Repayment of term loan	—	—	(150)	—	(150)
Repayment of revolver	(125)	—	—	—	(125)
Repayment of notes payable	—	—	(2)	—	(2)
Net cash used for financing activities	(21)	(1)	(231)	—	(253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3	—	3
Net decrease in cash, cash equivalents and restricted cash	(96)	(48)	(97)	—	(241)
Cash, cash equivalents and restricted cash at beginning of period	147	78	421	—	646
Cash, cash equivalents and restricted cash at end of period	$51	$30	$324	$—	$405

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation ("Westlake") and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since 2009 and continuing through the first quarter of 2018, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene and ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has benefited operating margins and cash flows for our Olefins segment in recent years. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through the first quarter of 2018 (which has resulted in reduced prices and margins). Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
Since the U.S. housing market collapse in 2008, continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending have contributed to lower North American demand for our vinyls products, which has negatively impacted our Vinyls segment operating rates and margins. However, since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. With the acquisition of Axiall Corporation ("Axiall") in August 2016, Westlake is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world. Westlake is the second-largest purchaser of ethylene in the U.S., and lower prices of ethylene could positively impact our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Announced capacity is now complete and increasing demand driven by improving economic growth and U.S. producers' competitive export position is expected to result in improved operating rates and caustic soda pricing.
The economic environment in the U. S. and globally appears to be improving. However, depending on the performance of the global economy in the remainder of 2018 and beyond, our financial condition, results of operations or cash flows could be negatively impacted.
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows.

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
Recent Developments
In March 2018, we delivered irrevocable notices to redeem all of the outstanding Westlake 4.875% Senior Notes due 2023 ($434 million aggregate principal amount) and all of the outstanding Axiall Corporation 4.875% Senior Notes due 2023 ($16 million aggregate principal amount) (collectively, the "2023 Notes") at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest on the 2023 Notes to the redemption date of May 15, 2018.
On February 15, 2018, we redeemed all of the outstanding Westlake 4.625% Senior Notes due 2021 ($625 million aggregate principal amount) and all of the outstanding Eagle Spinco Inc. 4.625% Senior Notes due 2021 ($63 million aggregate principal amount) (collectively, the "2021 Notes") at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date.
On December 22, 2017, the U. S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and also required a one-time deemed repatriation of foreign earnings at specified rates. We are subject to the provisions of the Financial Accounting Standards Board Accounting Standard Codification 740, Income Taxes, which requires the revaluation of deferred tax assets and liabilities in the period the tax rate change is enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when the registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, not to exceed one year. Under the above accounting guidance, we made a provisional adjustment in the 2017 consolidated financial statements by recognizing a one-time income tax benefit of approximately $591 million for items that we could reasonably estimate such as revaluation of deferred tax assets and liabilities and the one-time U.S. tax on the mandatory deemed repatriation of our post-1986 foreign earnings. There was no measurement period adjustment for the three months ended March 31, 2018. Our 2018 income tax provision is based on the reduced U.S. corporate income tax rate.

Results of Operations

	Three Months Ended March 31,
	2018	2017

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$369	$386
Styrene, feedstock and other	134	157
Total Olefins	503	543
Vinyls
PVC, caustic soda and other	1,358	1,131
Building products	289	269
Total Vinyls	1,647	1,400
Total	$2,150	$1,943

Income (loss) from operations
Olefins	$163	$180
Vinyls	266	70
Corporate and other	(28)	(16)
Total income from operations	401	234
Interest expense	(37)	(40)
Other income, net	22	7
Provision for income taxes	89	56
Net income	297	145
Net income attributable to noncontrolling interests	10	7
Net income attributable to Westlake Chemical Corporation	$287	$138
Diluted earnings per share	$2.20	$1.06
EBITDA (1)	$579	$391
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2018
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+1.2%	-8.6%
Vinyls	+12.0%	+5.6%
Company average	+9.0%	+1.7%

	Three Months Ended March 31,
	2018	2017
Average industry prices (1)
Ethane (cents/lb)	8.5	7.8
Propane (cents/lb)	20.2	16.9
Ethylene (cents/lb) (2)	23.6	31.2
Polyethylene (cents/lb) (3)	73.7	67.3
Styrene (cents/lb) (4)	98.3	85.6
Caustic soda ($/short ton) (5)	748.3	568.3
Chlorine ($/short ton) (6)	332.5	305.0
PVC (cents/lb) (7)	67.2	60.2
_____________

(1)	Industry pricing data was obtained from IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS.

(5)
Represents average North American United States Gulf Coast undiscounted contract prices of caustic soda over the period as reported by IHS. During the first quarter of 2018, IHS discontinued the previous caustic soda index that we used. For comparability, the average first quarter 2017 caustic soda is based on the current index.

(6)	Represents average North American contract prices of chlorine (into chemicals) over the period as reported by IHS.

(7)	Represents average North American contract prices of polyvinyl chloride (PVC) over the period as reported by IHS.
Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017

	(dollars in millions)
Net cash provided by operating activities	$225	$157
Changes in operating assets and liabilities and other	88	(18)
Deferred income taxes	(16)	6
Net income	297	145
Add:
Depreciation and amortization	156	150
Interest expense	37	40
Provision for income taxes	89	56
EBITDA	$579	$391

Summary
For the quarter ended March 31, 2018, net income attributable to Westlake Chemical Corporation was $287 million, or $2.20 per diluted share, on net sales of $2,150 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $149 million, or $1.14 per diluted share, compared to the first quarter of 2017 net income attributable to Westlake Chemical Corporation of $138 million, or $1.06 per diluted share, on net sales of $1,943 million. Net income for the first quarter of 2018 increased versus the prior-year period primarily due to (1) higher sales prices for our major products, resulting in improved margins; (2) a lower income tax provision resulting from the reduced U.S. corporate income tax rate under the Tax Act; (3) higher sales volumes for caustic soda and PVC resin; and (4) a $6 million pre-tax net gain from the redemption of the 2021 Notes. Net sales for the first quarter of 2018 increased by $207 million compared to net sales for the first quarter of 2017, mainly due to higher sales prices for major products and increases in sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene sales volume. Income from operations was $401 million for the first quarter of 2018 as compared to $234 million for the first quarter of 2017. The increase in income from operations for the first quarter of 2018 was mainly a result of higher sales prices for our major products and higher sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene sales volume, as compared to the first quarter of 2017. The first quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages. Transaction and integration-related costs in the first quarter of 2018 were $7 million, or $0.04 per diluted share.
RESULTS OF OPERATIONS
First Quarter 2018 Compared with First Quarter 2017
Net Sales. Net sales increased by $207 million, or 10.7%, to $2,150 million in the first quarter of 2018 from $1,943 million in the first quarter of 2017, primarily attributable to higher sales prices for major products and higher sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene sales volume. Average sales prices for the first quarter of 2018 increased by 9.0% as compared to the first quarter of 2017. Overall sales volume increased by 1.7% for the first quarter of 2018 as compared to the first quarter of 2017.
Gross Profit. Gross profit margin percentage increased to 25.2% in the first quarter of 2018 from 18.8% in the first quarter of 2017. The first quarter of 2018 gross profit margin was higher primarily due to higher sales prices for major products and higher sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene sales volume, as compared to the first quarter of 2017. The first quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9 million to $108 million in the first quarter of 2018 as compared to $99 million in the first quarter of 2017. This increase was mainly due to an increase in employee compensation.
Amortization of Intangibles. The amortization expense of $26 million in the first quarter of 2018 was comparable to $25 million in the first quarter of 2017. Amortization expense is comprised of amortization for customer relationships, trade name and other intangibles assets.
Transaction and Integration-related Costs. The transaction and integration-related costs of $7 million in the first quarter of 2018 were comparable to $8 million in the first quarter of 2017. The transaction and integration-related costs primarily consisted of integration-related consulting fees and severance benefits provided in conjunction with the Axiall merger.
Interest Expense. Interest expense decreased by $3 million to $37 million in the first quarter of 2018 from $40 million in the first quarter of 2017, primarily as a result of lower average debt outstanding in the first quarter of 2018 as compared to the first quarter of 2017. The lower average debt balance in the first quarter of 2018 was mainly due to the redemption of the 2021 Notes in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased by $15 million to $22 million in the first quarter of 2018 from $7 million in the first quarter of 2017. The increase was primarily attributable to increased income from unconsolidated subsidiaries, interest income and a net gain of $6 million recognized on the redemption of the 2021 Notes.
Income Taxes. The effective income tax rate was 22.9% for the first quarter of 2018 as compared to 27.9% for the first quarter of 2017. The lower effective tax rate in the first quarter of 2018 was primarily a result of the changes enacted under the Tax Act. The Tax Act was signed into law on December 22, 2017. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The effective income tax rate for the first quarter of 2018 was above the U.S. federal statutory rate of 21% primarily due to state and foreign taxes. The effective income tax rate for the first quarter of 2017 was below the U.S. federal statutory rate of 35% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $40 million, or 7.4%, to $503 million in the first quarter of 2018 from $543 million in the first quarter of 2017. The decrease was mainly due to lower polyethylene sales volume, which was partially offset by higher polyethylene sales prices. Average sales volumes for the Olefins segment decreased by 8.6% in the first quarter of 2018 as compared to the first quarter of 2017. Average sales prices for the Olefins segment increased by 1.2% in the first quarter of 2018 as compared to the first quarter of 2017.
Income from Operations. Income from operations for the Olefins segment decreased by $17 million to $163 million in the first quarter of 2018 from $180 million in the first quarter of 2017. This decrease was mainly attributable to lower sales volume for polyethylene and higher feedstock prices. This decrease was partially offset by higher sales prices for polyethylene. Trading activity in the first quarter of 2018 resulted in a gain of $1 million as compared to a loss of $9 million in the first quarter of 2017.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $247 million, or 17.6%, to $1,647 million in the first quarter of 2018 from $1,400 million in the first quarter of 2017. This increase was mainly attributable to higher sales prices for major products and higher sales volumes for caustic soda and PVC resin. Average sales prices for the Vinyls segment increased by 12.0% in the first quarter of 2018 as compared to the first quarter of 2017. Average sales volumes for the Vinyls segment increased by 5.6% in the first quarter of 2018 as compared to the first quarter of 2017.
Income from Operations. Income from operations for the Vinyls segment increased by $196 million to $266 million in the first quarter of 2018 from $70 million in the first quarter of 2017. This increase was mainly attributable to higher sales prices for our major products, higher sales volumes for caustic soda and PVC resin, as compared to the first quarter of 2017. The first quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Cash Flows
Operating Activities
Operating activities provided cash of $225 million in the first three months of 2018 compared to cash provided by operating activities of $157 million in the first three months of 2017. The $68 million increase in cash flows from operating activities was mainly due to an increase in income from operations during the first three months of 2018 as compared to the first three months of 2017, partially offset by an increase in working capital requirements. The increase in income from operations for the first three months of 2018 was mainly a result of higher sales prices for major products and volumes for caustic soda and PVC resin, resulting in a higher margin. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $233 million in the first three months of 2018, compared to $151 million of cash used in the first three months of 2017, an unfavorable change of $82 million. The change was mainly driven by unfavorable changes in accounts receivable, inventories and accounts payable, partially offset by a favorable change in accrued liabilities.

Investing Activities
Net cash used for investing activities during the first three months of 2018 was $178 million as compared to net cash used for investing activities of $148 million in the first three months of 2017. Capital expenditures were $154 million in the first three months of 2018 compared to $134 million in the first three months of 2017. Capital expenditures in the first three months of 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Capital expenditures in the first three months of 2017 were primarily incurred on the upgrade and expansion of OpCo's ethylene unit at our Calvert City site and on projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $16 million and $15 million in each of the first three months in 2018 and 2017, respectively, related to our contribution to fund the construction costs of the ethylene plant contemplated by our joint venture LACC, LLC ("LACC"). In addition, we invested $10 million in other unconsolidated subsidiaries in the first three months of 2018. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion on LACC.
Financing Activities
Net cash used for financing activities during the first three months of 2018 was $731 million as compared to net cash used by financing activities of $253 million in the first three months of 2017. We used $706 million for the repayment of notes payable, of which $704 million was used for the redemption of the 2021 Notes in the first three months of 2018 and the remaining balance was used for the repayment of Huasu's short-term notes payable. The remaining activities during the first three months of 2018 were primarily related to the $27 million payment of cash dividends, the $7 million payment of cash distributions to noncontrolling interests and proceeds of $4 million from the issuance of Huasu's short-term notes payable. The financing activities during the first three months of 2017 were mainly related to the full repayment of our term loan of $150 million and the partial repayment of borrowings under the Credit Agreement in the amount of $125 million. These uses were partially offset by a drawdown under the Credit Agreement of $50 million and $2 million of proceeds from the issuance of Huasu's short-term notes payable in the first three months of 2017. The remaining activity during the first three months of 2017 was primarily related to the $24 million payment of cash dividends and the $4 million payment of cash distributions to noncontrolling interests. In addition, we repaid $2 million of Huasu's short-term notes payable to banks in connection with the payment of suppliers through letters of credit.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of March 31, 2018, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $229 million under the 2014 Program. During the three months ended March 31, 2018, no shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Axiall merger, we became a party to the LACC joint venture. The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of March 31, 2018, we had funded approximately $141 million of our portion of the construction costs of the ethylene plant.
On February 15, 2018, all of the 2021 Notes ($688 million aggregate principal amount) were redeemed.
On March 16, 2018, we delivered irrevocable notices to redeem all of the outstanding 2023 Notes at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest to the redemption date of May 15, 2018.

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
Cash and Cash Equivalents
As of March 31, 2018, our cash and cash equivalents totaled $851 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of March 31, 2018, our indebtedness, including the current portion, totaled $3.1 billion. See Note 5 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 5 to the consolidated financial statements.
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
At March 31, 2018, we had under the Credit Agreement (i) no borrowings outstanding, (ii) outstanding letters of credit totaling $5 million and (iii) borrowing availability of $995 million. Borrowings under the Credit Agreement will bear interest, at our option, at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% that will vary depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% that will vary depending on our credit rating. The Credit Agreement also requires an undrawn commitment fee ranging from 0.10% to 0.25% that will vary depending on our credit rating.
Our obligations under the Credit Agreement are guaranteed by our current and future material domestic subsidiaries, subject to certain exceptions. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as an event of default has occurred and is continuing, any amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the Lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of March 31, 2018, we were in compliance with the total leverage ratio financial maintenance covenant. See Note 5 to the consolidated financial statements for more information regarding the Credit Agreement.
GO Zone Bonds and IKE Zone Bonds
In November 2017, the Louisiana Local Government Environmental Facility and Development Authority (the "Authority") completed the offering of $250 million aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032 (the "Refunding Bonds"), the net proceeds of which were used to redeem $250 million aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 1, 2032 issued by the Authority under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act") in December 2007. In connection with the issuance of the Refunding Bonds, we issued $250 million of the 3.5% 2032 GO Zone Refunding Senior Notes. The Refunding Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal plus accrued interest.

In July 2010, the Authority completed the reoffering of $100 million of the 6 ½% 2029 GO Zone Bonds. In connection with the reoffering of the 6 ½% 2029 GO Zone Bonds, we issued $100 million of the 6 ½% 2029 GO Zone Senior Notes. In December 2010, the Authority issued $89 million of the 6 ½% 2035 GO Zone Bonds. In connection with the issuance of the 6 ½% 2035 GO Zone Bonds, we issued $89 million of the 6 ½% 2035 GO Senior Notes. In December 2010, the Authority completed the offering of $65 million of the 6 ½% 2035 IKE Zone Bonds under Section 704 of the Emergency Economic Stabilization Act of 2008 (the "IKE Zone Act"). In connection with the issuance of the 6 ½% 2035 IKE Zone Bonds, we issued $65 million of the 6 ½% 2035 IKE Zone Senior Notes.
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
In December 2017, we delivered irrevocable notices for the optional redemption of all of the outstanding 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes (collectively, the "2021 Notes"). The 2021 Notes were redeemed on February 15, 2018 at a redemption price equal to 102.313% of the principal amount of the 2021 Notes plus accrued and unpaid interest on the 2021 Notes to the redemption date.
The $16 million of the aggregate principal amount of the 4.875% Subsidiary 2023 Senior Notes are the senior unsecured obligations of Axiall Corporation. The $434 million aggregate principal amount of the 4.875% Westlake 2023 Senior Notes are our senior obligations and are guaranteed on a senior basis by certain of our existing and future domestic subsidiaries. The 4.875% Westlake 2023 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 4.875% Westlake 2023 Senior Notes in excess of $40 million are guarantors of the 4.875% Westlake 2023 Senior Notes.
In March 2018, we delivered irrevocable notices for the optional redemption on May 15, 2018 of all of the outstanding 2023 Notes at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest to the redemption date.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2018 and December 31, 2017 was 1.73%.
The indenture governing the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.875% Westlake 2023 Senior Notes, the 3.60% 2022 Senior Notes and the 4.375% 2047 Senior Notes contains customary events of default and covenants that will restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
As of March 31, 2018, we were in compliance with all of the covenants with respect to the 3.60% 2022 Senior Notes, the 4.875% Westlake 2023 Senior Notes, the 4.875% Subsidiary 2023 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 Go Zone Refunding Senior Notes, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes, the Credit Agreement and the waste disposal revenue bonds.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("WLKP"), originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on WLKP's consolidated leverage ratio), payable quarterly. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2018, outstanding borrowings under the credit facility totaled $254 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600 million revolving credit facility with OpCo. The revolving credit facility matures in August 2019. As of March 31, 2018, outstanding borrowings under the credit facility totaled $224 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2017 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2018, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2018, we had $11 million principal amount of variable rate debt outstanding. The debt outstanding under the tax-exempt waste disposal revenue bonds is at a variable rate. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of March 31, 2018 was 1.7%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense. Also, at March 31, 2018, we had $3,154 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $32 million.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. From time to time, we may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into hedging arrangements designated as net investment hedges with an aggregate notional value of 220 million euros to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. See Note 7 for additional discussion related to these net investment hedges.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The 2017 Form 10-K, filed on February 21, 2018, contained a description of various legal proceedings in which we are involved. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
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

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. We have been negotiating a possible global settlement of these and several other matters with the Louisiana Department of Environmental Quality. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

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

•
In October 2017, the Enforcement Division of the Kentucky Department of Environmental Protection ("KDEP") indicated that it intended to proceed with enforcement on two Notices of Violation ("NOVs") received by our Calvert City, Kentucky facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. We have engaged in negotiations with KDEP to resolve these alleged violations. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2017 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2018	—	$—	—	$171,285,000
February 2018	22,214	$107.08	—	$171,285,000
March 2018	415	$115.28	—	$171,285,000
	22,629	$107.23	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of March 31, 2018, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $229 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.	EXHIBIT INDEX

4.1
Supplemental Indenture dated February 1, 2018, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

10.1
Form of Stock Option Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

10.2
Form of Restricted Stock Unit Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.22 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

10.3
Form of Long-Term Cash Performance Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.23 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

10.4
Form of Special Incentive Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.24 to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 3, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)