Form 10-Q
period 2018-06-30
WESTLAKE CHEMICAL CORP
filed 2018-08-02
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 26, 2018 was 129,656,702.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$482	$1,531
Accounts receivable, net	1,261	1,001
Inventories	905	900
Prepaid expenses and other current assets	46	31
Total current assets	2,694	3,463
Property, plant and equipment, net	6,468	6,412
Goodwill	1,006	1,012
Customer relationships, net	569	616
Other intangible assets, net	149	161
Other assets, net	460	412
Total assets	$11,346	$12,076
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$582	$600
Accrued liabilities	604	657
Current portion of long-term debt, net	—	710
Total current liabilities	1,186	1,967
Long-term debt, net	2,666	3,127
Deferred income taxes	1,153	1,111
Pension and other post-retirement benefits	332	344
Other liabilities	163	158
Total liabilities	5,500	6,707
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2018 and December 31, 2017, respectively	1	1
Common stock, held in treasury, at cost; 4,999,765 and 5,232,875 shares at June 30, 2018 and December 31, 2017, respectively	(289)	(302)
Additional paid-in capital	558	555
Retained earnings	5,125	4,613
Accumulated other comprehensive income (loss)	(33)	7
Total Westlake Chemical Corporation stockholders' equity	5,362	4,874
Noncontrolling interests	484	495
Total equity	5,846	5,369
Total liabilities and equity	$11,346	$12,076
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,235	$1,979	$4,385	$3,922
Cost of sales	1,683	1,576	3,291	3,153
Gross profit	552	403	1,094	769
Selling, general and administrative expenses	115	101	223	200
Amortization of intangibles	25	30	51	55
Integration-related costs	8	8	15	16
Income from operations	404	264	805	498
Other income (expense)
Interest expense	(31)	(39)	(68)	(79)
Other income, net	8	2	30	9
Income before income taxes	381	227	767	428
Provision for income taxes	93	68	182	124
Net income	288	159	585	304
Net income attributable to noncontrolling interests	10	6	20	13
Net income attributable to Westlake Chemical Corporation	$278	$153	$565	$291
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.13	$1.18	$4.34	$2.24
Diluted	$2.12	$1.17	$4.31	$2.23
Weighted average common shares outstanding:
Basic	129,624,291	129,051,227	129,554,528	129,015,507
Diluted	130,306,615	129,786,714	130,249,084	129,739,643
Dividends per common share	$0.2100	$0.1906	$0.4200	$0.3812
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions of dollars)
Net income	$288	$159	$585	$304
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Amortization of benefits liability	—	1	—	1
Foreign currency translation adjustments
Foreign currency translation	(37)	52	(43)	71
Income tax benefit (provision) on foreign currency translation	(3)	—	1	(2)
Other comprehensive income (loss), net of income taxes	(40)	53	(42)	70
Comprehensive income	248	212	543	374
Comprehensive income attributable to noncontrolling interests, net of tax of $1 for the three months ended June 30, 2018 and 2017; and net of tax of $2 for the six months ended June 30, 2018 and 2017	6	7	18	15
Comprehensive income attributable to Westlake Chemical Corporation	$242	$205	$525	$359
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2016	134,651,380	$1	5,726,377	$(319)	$551	$3,412	$(121)	$368	$3,892
Net income	—	—	—	—	—	291	—	13	304
Other comprehensive income	—	—	—	—	—	—	67	3	70
Shares issued—stock- based compensation	—	—	(127,901)	3	(2)	—	—	—	1
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(49)	—	—	(49)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Balances at June 30, 2017	134,651,380	$1	5,598,476	$(316)	$556	$3,654	$(54)	$368	$4,209

Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	565	—	20	585
Other comprehensive loss	—	—	—	—	—	—	(40)	(2)	(42)
Shares issued—stock- based compensation	—	—	(233,110)	13	(5)	—	—	—	8
Stock-based compensation, net of tax on stock options exercised	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(54)	—	—	(54)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29)	(29)
Balances at June 30, 2018	134,651,380	$1	4,999,765	$(289)	$558	$5,125	$(33)	$484	$5,846
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(in millions of dollars)
Cash flows from operating activities
Net income	$585	$304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	312	295
Stock-based compensation expense	11	11
Loss from disposition of property, plant and equipment	15	7
Deferred income taxes	45	15
Other gains, net	—	(1)
Changes in operating assets and liabilities
Accounts receivable	(272)	(142)
Inventories	(9)	21
Prepaid expenses and other current assets	(13)	5
Accounts payable	(11)	82
Accrued liabilities	(70)	(87)
Other, net	(44)	(30)
Net cash provided by operating activities	549	480
Cash flows from investing activities
Additions to property, plant and equipment	(312)	(281)
Additions to investments in unconsolidated subsidiaries	(45)	(31)
Other	3	2
Net cash used for investing activities	(354)	(310)
Cash flows from financing activities
Dividends paid	(54)	(49)
Distributions to noncontrolling interests	(29)	(16)
Proceeds from notes payable and drawdown of revolver	6	178
Repayment of term loan	—	(150)
Repayment of revolver	—	(360)
Redemption and repayment of notes payable	(1,173)	(5)
Other	8	1
Net cash used for financing activities	(1,242)	(401)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	13
Net decrease in cash, cash equivalents and restricted cash	(1,049)	(218)
Cash, cash equivalents and restricted cash at beginning of period	1,554	646
Cash, cash equivalents and restricted cash at end of period	$505	$428
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017 and the changes in its cash position for the six months ended June 30, 2018 and 2017.
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
Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The standard requires adoption using a modified retrospective approach and allows for the election of certain transition practical expedients. The Company is in the process of reviewing its existing lease agreements and evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
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
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), effective January 1, 2018. The Company applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. The cumulative effects of changes to the Company's consolidated January 1, 2018 balance sheet for the adoption of this accounting standard were immaterial.
The impact of ASC 606 adoption on the financial statements for the three and six months ended June 30, 2017 as compared with the guidance that was in effect prior to January 1, 2018 was immaterial.
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
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01)
In January 2016, the FASB issued an accounting standards update making certain changes principally to the current guidance for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Among other things, the guidance (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) allows entities to elect to measure equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes (changes in the basis of these equity investments to be reported in net income); (3) requires an entity that has elected the fair value option for financial liabilities to recognize changes in fair value due to instrument-specific credit risk separately in other comprehensive income; (4) clarified current guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities; and (5) requires specific disclosure pertaining to financial assets and financial liabilities in the financial statements. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows. The Company is party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC ("LACC"). The Company measures its investment in LACC at cost, adjusted for observable price changes because the investment does not have a readily determinable fair value.
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
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018. Upon adoption, the Company retrospectively adjusted its financial statements to reflect restricted cash in the beginning and ending cash and restricted cash balances within the statements of cash flows. As a result of this retrospective adoption and reclassification of restricted cash and cash equivalents, net cash provided by (used for) financing activities on the consolidated statement of cash flows for the six months ended June 30, 2017 has been adjusted to $(401) from the originally reported $(247) to reflect the retrospective application of the new accounting guidance. Previously reported cash and cash equivalents at beginning of the period and cash and cash equivalents at end of the period for the six months ended June 30, 2017 have been adjusted to include restricted cash of $186 and $32, respectively.

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
Compensation - Stock Compensation (ASU No. 2017-09)
In May 2017, the FASB issued an accounting standards update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. This update is to be applied prospectively to an award modified on or after the adoption date. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

2. Financial Instruments
Cash Equivalents
The Company had $85 and $644 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2018 and December 31, 2017, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $23 at June 30, 2018 and December 31, 2017. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2018	December 31, 2017
Trade customers	$1,198	$974
Affiliates	12	9
Allowance for doubtful accounts	(24)	(22)
	1,186	961
Federal and state taxes	48	7
Other	27	33
Accounts receivable, net	$1,261	$1,001
4. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished products	$552	$549
Feedstock, additives and chemicals	209	221
Materials and supplies	144	130
Inventories	$905	$900
5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2017	$30	$982	$1,012
Effects of changes in foreign exchange rates	—	(6)	(6)
Balances at June 30, 2018	$30	$976	$1,006
The Company performed its annual impairment analysis for the Vinyls reporting units during the second quarter of 2018. The Company elected to perform a qualitative assessment (commonly known as "step zero") for the purposes of its annual goodwill impairment analysis for the Vinyls reporting units. Based upon this assessment, the Company determined that it is more likely than not that the fair value of each of the Vinyls reporting units exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, overall financial performance (both current and projected), changes in management or strategy, and market capitalization.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(9)	741	750	(10)	740
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	(1)	64	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(25)	675	700	(25)	675
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(2)	248	250	(2)	248
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	—	—	—	625	20	645
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	—	—	—	63	2	65
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	—	—	—	434	11	445
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	—	—	—	16	—	16
Total Long-term debt	2,715	(49)	2,666	3,853	(16)	3,837
Less:
Current portion - 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes	—	—	—	688	22	710
Long-term debt, net of current portion	$2,715	$(49)	$2,666	$3,165	$(38)	$3,127

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Credit Agreement
As of June 30, 2018, the Company had a $1,000 revolving credit facility that was scheduled to mature on August 23, 2021 (the "Credit Agreement"). The Credit Agreement bore interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At June 30, 2018, the Company had no borrowings outstanding under the Credit Agreement. As of June 30, 2018, the Company had outstanding letters of credit totaling $4 and borrowing availability of $996 under the Credit Agreement. The obligations of the Company under the Credit Agreement were guaranteed by current and future material domestic subsidiaries of the Company, subject to certain exceptions. The Credit Agreement contained certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contained certain events of default and if and for so long as an event of default had occurred and was continuing, any amounts outstanding under the Credit Agreement would accrue interest at an increased rate, the Lenders could terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of June 30, 2018, the Company was in compliance with the total leverage ratio financial maintenance covenant.
New Credit Agreement
On July 24, 2018, the Company entered into a new $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "New Credit Agreement") and, in connection therewith, terminated the existing Credit Agreement. The New Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
The New Credit Agreement includes a $150 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The New Credit Agreement also provides for a discretionary $50 commitment for swingline loans to be provided on a same-day basis. The Company may also increase the size of the facility, in increments of at least $25, up to a maximum of $500, subject to certain conditions and if certain lenders agree to commit to such an increase.
In connection with the Company's entry into the New Credit Agreement and termination of the existing Credit Agreement on July 24, 2018, all guarantees by the Guarantor Subsidiaries of the Company's payment obligations under the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes were released.
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
4.875% Senior Notes due 2023
In March 2018, the Company delivered irrevocable notices for the optional redemption of all of the outstanding 4.875% Westlake 2023 Senior Notes and 4.875% Subsidiary 2023 Senior Notes (collectively, the "2023 Notes"). The 2023 Notes were redeemed on May 15, 2018 at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest on the 2023 Notes to the redemption date.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

As of June 30, 2018, the Company was in compliance with all of the covenants with respect to the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes, the Credit Agreement and the waste disposal revenue bonds.
Unamortized debt issuance costs on long-term debt were $25 and $26 at June 30, 2018 and December 31, 2017, respectively.
7. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 and 2017 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2016	$29	$(150)	$(121)
Other comprehensive income before reclassifications	—	66	66
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net other comprehensive income attributable to Westlake Chemical Corporation	1	66	67
Balances at June 30, 2017	$30	$(84)	$(54)

Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive loss before reclassifications	—	(40)	(40)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(40)	(40)
Balances at June 30, 2018	$43	$(76)	$(33)
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$247	$249	$255
3.60% 2026 Senior Notes	741	711	740	757
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	109	99	111
6 ½% 2035 GO Zone Senior Notes	88	98	88	99
6 ½% 2035 IKE Zone Senior Notes	64	71	65	74
5.0% 2046 Senior Notes	675	708	675	787
4.375% 2047 Senior Notes	491	462	491	518
3.50% 2032 GO Zone Refunding Senior Notes	248	247	248	256
4.625% Westlake 2021 Senior Notes	—	—	645	639
4.625% Subsidiary 2021 Senior Notes	—	—	65	65
4.875% Westlake 2023 Senior Notes	—	—	445	449
4.875% Subsidiary 2023 Senior Notes	—	—	16	16
9. Income Taxes
The effective income tax rate was 24.4% for the second quarter of 2018 as compared to the effective income tax rate of 30.0% for the second quarter of 2017. The lower tax rate in the second quarter of 2018 as compared to the second quarter of 2017 was a result of the changes enacted under the Tax Act, which was signed into law on December 22, 2017. The effective income tax rate for the second quarter of 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes. The effective income tax rate for the second quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
The effective income tax rate was 23.7% for the six months ended June 30, 2018. The effective income tax rate for the six months ended June 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes. The effective income tax rate was 29.0% for the six months ended June 30, 2017. The effective income tax rate for the 2017 period was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
The Tax Act, among other changes, reduced U.S. corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The accounting guidance on income taxes requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The corporate income tax rate change resulted in a revaluation of the Company's deferred tax assets and liabilities. At December 31, 2017, under the above guidance, the Company made a provisional adjustment of $591 of income tax benefit in the 2017 consolidated financial statements for items that the Company could reasonably estimate such as revaluation of deferred tax assets and liabilities and a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company will continue to assess the income tax effects of the Tax Act based on further standard setting activities, any transition provisions, and changes in the facts and circumstances of the Company's tax position, during the measurement period. No measurement period adjustment was made for the six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Westlake Chemical Corporation	$278	$153	$565	$291
Less:
Net income attributable to participating securities	(2)	(1)	(3)	(2)
Net income attributable to common shareholders	$276	$152	$562	$289
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares—basic	129,624,291	129,051,227	129,554,528	129,015,507
Plus incremental shares from:
Assumed exercise of options	682,324	735,487	694,556	724,136
Weighted average common shares—diluted	130,306,615	129,786,714	130,249,084	129,739,643

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.13	$1.18	$4.34	$2.24
Diluted	$2.12	$1.17	$4.31	$2.23
Excluded from the computation of diluted earnings per share are options to purchase 172,642 and 583,585 shares of common stock for the three months ended June 30, 2018 and 2017, respectively, and 128,892 and 511,085 shares of common stock for the six months ended June 30, 2018 and 2017, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $604 and $657 at June 30, 2018 and December 31, 2017, respectively. Accrued rebates, which are components of accrued liabilities, were $94 and $108 at June 30, 2018 and December 31, 2017, respectively. No other component of accrued liabilities was more than five percent of total current liabilities. Accrued liabilities with affiliates were $42 and $37 at June 30, 2018 and December 31, 2017, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $18 for the six months ended June 30, 2018. The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $11 for the six months ended June 30, 2017.

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
Environmental. As of June 30, 2018 and December 31, 2017, the Company had reserves for environmental contingencies totaling approximately $53 and $49, respectively, most of which were classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. The draft Proposed Plan described a preferred remedy that included a containment wall with targeted treatment and supplemental hydraulic containment, as well as active treatment of historical groundwater contamination under the Tennessee River. The EPA estimated that the total remedy would cost $200 to $250 with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. Each PRP, including the Company, submitted comments to the Proposed Plan and associated documents. The Company's comments also proposed alternative removal options for the groundwater contamination under the Tennessee River. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan addresses the comments filed on the river excavation remedy outlined in the original Proposed Plan. Under the amended Proposed Plan, the EPA proposes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's revised estimated cost of implementation is $107, with the estimated annual O&M costs remaining unchanged. The Company's allocation of liability for remedial or O&M costs, if any, will be determined by the outcome of the contractual dispute with Goodrich/PolyOne, which is the subject of a pending arbitration proceeding as described below.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

On October 6, 2017, PolyOne filed suit against the Company in the U.S. District Court for the Western District of Kentucky seeking for the court, instead of the arbitration panel, to resolve claims asserted by the Company in the arbitration proceedings related to reimbursement of costs incurred by the Company at the Calvert City complex. On May 30, 2018, the U.S. District Court for the Western District of Kentucky granted the Company's motion to dismiss, concluding that all of PolyOne's claims were the proper subject of the current arbitration panel's jurisdiction, and dismissed PolyOne's action before the court. On July 10, 2018, PolyOne filed another action in the U.S. District Court for the Western District of Kentucky, seeking for the court to issue an injunction against continued proceedings in the arbitration. PolyOne's motion is currently pending before the Court.
At this time, the Company is not able to estimate the impact, if any, that the arbitration proceeding could have on the Company's consolidated financial statements either in the current period or in later periods. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
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
Commitments. The Company became a party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC. The ethylene facility is located adjacent to the Company's vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, the Company agreed to make a maximum capital commitment to LACC of up to $225 to fund the construction costs of the ethylene plant, which represents approximately 10% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of June 30, 2018, the Company had funded approximately $160 of the Company's portion of the construction costs of the ethylene plant.
13. Segment Information
The Company operates in two principal operating segments: Olefins and Vinyls. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net external sales
Olefins
Polyethylene	$387	$358	$756	$744
Styrene, feedstock and other	95	131	229	288
Total Olefins	482	489	985	1,032
Vinyls
PVC, caustic soda and other	1,396	1,157	2,754	2,288
Building products	357	333	646	602
Total Vinyls	1,753	1,490	3,400	2,890
	$2,235	$1,979	$4,385	$3,922

Intersegment sales
Olefins	$112	$98	$232	$184
Vinyls	1	—	1	—
	$113	$98	$233	$184

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from operations
Olefins	$158	$143	$321	$323
Vinyls	271	141	537	211
Corporate and other	(25)	(20)	(53)	(36)
	$404	$264	$805	$498

Depreciation and amortization
Olefins	$33	$35	$67	$76
Vinyls	120	107	238	214
Corporate and other	3	3	7	5
	$156	$145	$312	$295

Other income, net
Olefins	$1	$1	$3	$2
Vinyls	4	—	16	6
Corporate and other	3	1	11	1
	$8	$2	$30	$9

Provision for (benefit from) income taxes
Olefins	$36	$36	$73	$94
Vinyls	69	39	130	54
Corporate and other	(12)	(7)	(21)	(24)
	$93	$68	$182	$124

Capital expenditures
Olefins	$26	$24	$48	$49
Vinyls	128	114	258	222
Corporate and other	4	9	6	10
	$158	$147	$312	$281
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from operations	$404	$264	$805	$498
Interest expense	(31)	(39)	(68)	(79)
Other income, net	8	2	30	9
Income before income taxes	$381	$227	$767	$428

	June 30, 2018	December 31, 2017
Total assets
Olefins	$2,044	$2,006
Vinyls	8,863	8,853
Corporate and other	439	1,217
	$11,346	$12,076

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

14. Subsequent Events
New Credit Agreement
On July 24, 2018, the Company entered into a new $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 and, in connection therewith, terminated the existing Credit Agreement. For additional information on the New Credit Agreement, see Note 6.
Westlake Chemical Partners LP
The Company has an 81.7% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), a 43.8% limited partner interest in Westlake Chemical Partners LP ("Westlake Partners"), a general partner interest in Westlake Partners and incentive distribution rights ("IDRs"). On July 27, 2018, the Westlake Partners' partnership agreement was amended to revise the minimum quarterly distribution thresholds for Westlake Partners' IDRs. The amended agreement provides that Westlake Partners will distribute cash each quarter to all the unitholders, pro rata, until each unit has received a distribution of $1.2938. If cash distributions to Westlake Partners' unitholders exceed $1.2938 per unit in any quarter, Westlake Partners' unitholders and Westlake, as the holder of the Westlake Partners' incentive distribution rights, will receive distributions according to the following percentage allocations per the amendment:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Westlake Partners' distribution for the three months ended June 30, 2018 did not exceed the $1.2938 per unit threshold, and, as a result of the amendment, no distribution was made with respect to Westlake Partners' IDRs to Westlake, as the holder of the Westlake Partners' IDRs.
Prior to the amendment, Westlake Partners' partnership agreement provided that Westlake Partners' unitholders and Westlake, as the holder of Westlake Partners' IDRs, would receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
15. Guarantor Disclosures
The Company's payment obligations under the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes were, as of June 30, 2018, required to be fully and unconditionally guaranteed by each of its current and future domestic subsidiaries that guarantee other debt of the Company or of another guarantor of those notes in excess of $5 (the "Guarantor Subsidiaries"). Each Guarantor Subsidiary is 100% owned by Westlake Chemical Corporation (the "100% Owned Guarantor Subsidiaries"). During 2016 and 2017, the Company executed a Joinder Agreement with the Administrative Agent of the Credit Agreement, whereby certain subsidiaries of the Company were added as Guarantor Subsidiaries. These guarantees were the joint and several obligations of the Guarantor Subsidiaries. The following unaudited condensed consolidating financial information presents the financial condition, results of operations and cash flows of Westlake Chemical Corporation, the 100% Owned Guarantor Subsidiaries, and the remaining subsidiaries that did not guarantee the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes as of June 30, 2018 (the "Non-Guarantor Subsidiaries"), together with consolidating eliminations necessary to present the Company's results on a consolidated basis.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information as of June 30, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets
Cash and cash equivalents	$258	$40	$184	$—	$482
Accounts receivable, net	4,963	5,488	666	(9,856)	1,261
Inventories	—	651	254	—	905
Prepaid expenses and other current assets	158	39	23	(174)	46
Total current assets	5,379	6,218	1,127	(10,030)	2,694
Property, plant and equipment, net	—	4,466	2,002	—	6,468
Goodwill	—	855	151	—	1,006
Customer relationships, net	—	447	122	—	569
Other intangible assets, net	—	81	68	—	149
Other assets, net	11,188	800	1,312	(12,840)	460
Total assets	$16,567	$12,867	$4,782	$(22,870)	$11,346
Current liabilities
Accounts payable	$8,356	$1,675	$231	$(9,680)	$582
Accrued liabilities	183	514	255	(348)	604
Total current liabilities	8,539	2,189	486	(10,028)	1,186
Long-term debt, net	2,656	4,161	224	(4,375)	2,666
Deferred income taxes	—	1,072	94	(13)	1,153
Pension and other liabilities	10	336	149	—	495
Total liabilities	11,205	7,758	953	(14,416)	5,500
Total Westlake Chemical Corporation stockholders' equity	5,362	5,109	3,345	(8,454)	5,362
Noncontrolling interests	—	—	484	—	484
Total equity	5,362	5,109	3,829	(8,454)	5,846
Total liabilities and equity	$16,567	$12,867	$4,782	$(22,870)	$11,346

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,826	$878	$(469)	$2,235
Cost of sales	—	1,465	680	(462)	1,683
Gross profit	—	361	198	(7)	552
Selling, general and administrative expenses	—	86	36	(7)	115
Amortization of intangibles	—	19	6	—	25
Integration-related costs	—	8	—	—	8
Income from operations	—	248	156	—	404
Other income (expense)
Interest expense	(31)	(52)	(3)	55	(31)
Other income (expense), net	41	8	14	(55)	8
Income (loss) before income taxes	10	204	167	—	381
Provision (benefit) for income taxes	2	71	20	—	93
Equity in net income of subsidiaries	270	—	—	(270)	—
Net income	278	133	147	(270)	288
Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Westlake Chemical Corporation	$278	$133	$137	$(270)	$278
Comprehensive income attributable to Westlake Chemical Corporation	$242	$133	$99	$(232)	$242

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Three Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$1,597	$804	$(422)	$1,979
Cost of sales	—	1,350	640	(414)	1,576
Gross profit	—	247	164	(8)	403
Selling, general and administrative expenses	—	73	36	(8)	101
Amortization of intangibles	—	23	7	—	30
Integration-related costs	—	8	—	—	8
Income from operations	—	143	121	—	264
Other income (expense)
Interest expense	(38)	(46)	—	45	(39)
Other income (expense), net	37	6	4	(45)	2
Income (loss) before income taxes	(1)	103	125	—	227
Provision (benefit) for income taxes	4	52	12	—	68
Equity in net income of subsidiaries	158	—	—	(158)	—
Net income	153	51	113	(158)	159
Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Westlake Chemical Corporation	$153	$51	$107	$(158)	$153
Comprehensive income attributable to Westlake Chemical Corporation	$205	$52	$148	$(200)	$205

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,572	$1,717	$(904)	$4,385
Cost of sales	—	2,870	1,312	(891)	3,291
Gross profit	—	702	405	(13)	1,094
Selling, general and administrative expenses	—	163	73	(13)	223
Amortization of intangibles	—	38	13	—	51
Integration-related costs	—	15	—	—	15
Income from operations	—	486	319	—	805
Other income (expense)
Interest expense	(69)	(100)	(5)	106	(68)
Other income (expense), net	86	16	34	(106)	30
Income (loss) before income taxes	17	402	348	—	767
Provision (benefit) for income taxes	4	134	44	—	182
Equity in net income of subsidiaries	552	—	—	(552)	—
Net income	565	268	304	(552)	585
Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Westlake Chemical Corporation	$565	$268	$284	$(552)	$565
Comprehensive income attributable to Westlake Chemical Corporation	$525	$268	$244	$(512)	$525

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Operations
Net sales	$—	$3,177	$1,540	$(795)	$3,922
Cost of sales	—	2,712	1,222	(781)	3,153
Gross profit	—	465	318	(14)	769
Selling, general and administrative expenses	1	146	67	(14)	200
Amortization of intangibles	—	42	13	—	55
Integration-related costs	—	16	—	—	16
Income from operations	(1)	261	238	—	498
Other income (expense)
Interest expense	(76)	(92)	(1)	90	(79)
Other income (expense), net	74	9	16	(90)	9
Income (loss) before income taxes	(3)	178	253	—	428
Provision (benefit) for income taxes	(1)	105	20	—	124
Equity in net income of subsidiaries	293	—	—	(293)	—
Net income	291	73	233	(293)	304
Net income attributable to noncontrolling interests	—	—	13	—	13
Net income attributable to Westlake Chemical Corporation	$291	$73	$220	$(293)	$291
Comprehensive income attributable to Westlake Chemical Corporation	$359	$73	$259	$(332)	$359

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2018

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$565	$268	$304	$(552)	$585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	208	104	—	312
Deferred income taxes	1	40	4	—	45
Net changes in working capital and other	(533)	(459)	47	552	(393)
Net cash provided by operating activities	33	57	459	—	549
Cash flows from investing activities
Additions to property, plant and equipment	—	(248)	(64)	—	(312)
Additions to investments in unconsolidated subsidiaries	—	(35)	(10)	—	(45)
Other	—	3	—	—	3
Net cash used for investing activities	—	(280)	(74)	—	(354)
Cash flows from financing activities
Intercompany financing	347	(1)	(346)	—	—
Dividends paid	(54)	—	—	—	(54)
Distributions to noncontrolling interests	—	207	(236)	—	(29)
Proceeds from notes payable and drawdown of revolver	—	—	6	—	6
Redemption and repayment of notes payable	(1,165)	—	(8)	—	(1,173)
Other	8	—	—	—	8
Net cash used for financing activities	(864)	206	(584)	—	(1,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net decrease in cash, cash equivalents and restricted cash	(831)	(17)	(201)	—	(1,049)
Cash, cash equivalents and restricted cash at beginning of period	1,089	79	386	—	1,554
Cash, cash equivalents and restricted cash at end of period	$258	$62	$185	$—	$505

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Condensed Consolidating Financial Information for the Six Months Ended June 30, 2017

	Westlake Chemical Corporation	100% Owned Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Statement of Cash Flows
Cash flows from operating activities
Net income	$291	$73	$233	$(293)	$304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	194	101	—	295
Deferred income taxes	—	15	—	—	15
Net changes in working capital and other	(400)	(26)	(1)	293	(134)
Net cash provided by (used for) operating activities	(109)	256	333	—	480
Cash flows from investing activities
Additions to property, plant and equipment	—	(199)	(82)	—	(281)
Additions to investments in unconsolidated subsidiaries	—	(31)	—	—	(31)
Other	—	2	—	—	2
Net cash used for investing activities	—	(228)	(82)	—	(310)
Cash flows from financing activities
Intercompany financing	242	(254)	12	—	—
Dividends paid	(49)	—	—	—	(49)
Distributions to noncontrolling interests	—	189	(205)	—	(16)
Proceeds from notes payable and drawdown of revolver	175	—	3	—	178
Repayment of term loan	—	—	(150)	—	(150)
Repayment of revolver	(360)	—	—	—	(360)
Redemption and repayment of notes payable	—	(1)	(4)	—	(5)
Other	1	—	—	—	1
Net cash used for financing activities	9	(66)	(344)	—	(401)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	13	—	13
Net decrease in cash, cash equivalents and restricted cash	(100)	(38)	(80)	—	(218)
Cash, cash equivalents and restricted cash at beginning of period	147	78	421	—	646
Cash, cash equivalents and restricted cash at end of period	$47	$40	$341	$—	$428

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation ("Westlake" or the "Company") and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since 2009 and continuing through the second quarter of 2018, a cost advantage for ethane-based ethylene producers over naphtha-based ethylene producers has allowed a strong export market for polyethylene and ethylene derivatives and higher margins for North American chemical producers, including Westlake. Continued strong global demand for polyethylene has benefited operating margins and cash flows for our Olefins segment in recent years. However, we saw a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices, beginning in the third quarter of 2014 and continuing through early 2018 (which resulted in reduced prices and margins). Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East may continue to lead to periods of over-supply and lower profitability despite the recent trend of rising crude oil prices.
Since the U.S. housing market collapse in 2008, continued slow recovery in the U.S. construction markets and budgetary constraints in municipal spending contributed to lower North American demand for our vinyls products, which negatively impacted our Vinyls segment operating rates and margins. However, since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our July 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. With the acquisition of Axiall Corporation ("Axiall") in August 2016, Westlake is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world. Westlake is the second-largest purchaser of ethylene in the U.S., and lower prices of ethylene could positively impact our Vinyls segment. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Announced capacity is now complete and increasing demand driven by improving economic growth and U.S. producers' competitive export position is expected to result in improved operating rates and caustic soda pricing.
The economic environment in the U. S. and globally has been improving. However, depending on the performance of the global economy and potential changes in trade policies in the remainder of 2018 and beyond, our financial condition, results of operations or cash flows could be negatively impacted.
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
Recent Developments
We have an 81.7% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), a 43.8% limited partner interest in Westlake Chemical Partners LP ("Westlake Partners"), a general partner interest in Westlake Partners and incentive distribution rights ("IDRs"). On July 27, 2018, the Westlake Partners' partnership agreement was amended to revise the minimum quarterly distribution thresholds for Westlake Partners' IDRs. For more information on the amendment, see Note 14 to the consolidated financial statements.
On July 24, 2018, the Company entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023. See "Liquidity and Capital Resources—Debt—Credit Agreement" for more information.
On May 15, 2018, we redeemed all of the outstanding Westlake 4.875% Senior Notes due 2023 ($434 million aggregate principal amount) and all of the outstanding Axiall Corporation 4.875% Senior Notes due 2023 ($16 million aggregate principal amount) (collectively, the "2023 Notes") at a redemption price equal to 102.438% of the principal amount of the 2023 Notes plus accrued and unpaid interest on the 2023 Notes to the redemption date.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$387	$358	$756	$744
Styrene, feedstock and other	95	131	229	288
Total Olefins	482	489	985	1,032
Vinyls
PVC, caustic soda and other	1,396	1,157	2,754	2,288
Building products	357	333	646	602
Total Vinyls	1,753	1,490	3,400	2,890
Total	$2,235	$1,979	$4,385	$3,922

Income (loss) from operations
Olefins	$158	$143	$321	$323
Vinyls	271	141	537	211
Corporate and other	(25)	(20)	(53)	(36)
Total income from operations	404	264	805	498
Interest expense	(31)	(39)	(68)	(79)
Other income, net	8	2	30	9
Provision for income taxes	93	68	182	124
Net income	288	159	585	304
Net income attributable to noncontrolling interests	10	6	20	13
Net income attributable to Westlake Chemical Corporation	$278	$153	$565	$291
Diluted earnings per share	$2.12	$1.17	$4.31	$2.23
EBITDA (1)	$568	$411	$1,147	$802
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+3.0%	-4.4%	+2.6%	-7.1%
Vinyls	+8.5%	+9.1%	+10.4%	+7.3%
Company	+7.1%	+5.8%	+8.3%	+3.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average industry prices (1)
Ethane (cents/lb)	9.7	8.3	9.1	8.1
Propane (cents/lb)	20.7	14.9	20.5	15.9
Ethylene (cents/lb) (2)	14.8	27.6	19.2	29.4
Polyethylene (cents/lb) (3)	73.7	69.0	73.7	68.2
Styrene (cents/lb) (4)	93.0	84.4	95.6	85.0
Caustic soda ($/short ton) (5)	795.0	623.3	771.7	595.8
Chlorine ($/short ton) (6)	347.5	325.0	340.0	315.0
PVC (cents/lb) (7)	67.5	62.5	67.3	61.3
_____________

(1)	Industry pricing data was obtained from IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS.

(5)
Represents average North American United States Gulf Coast undiscounted contract prices of caustic soda over the period as reported by IHS. During the first quarter of 2018, IHS discontinued the previous caustic soda index that we used. For comparability, the average 2017 caustic soda is based on the current index.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in millions)
Net cash provided by operating activities	$324	$323	$549	$480
Changes in operating assets and liabilities and other	(7)	(143)	81	(161)
Deferred income taxes	(29)	(21)	(45)	(15)
Net income	288	159	585	304
Add:
Depreciation and amortization	156	145	312	295
Interest expense	31	39	68	79
Provision for income taxes	93	68	182	124
EBITDA	$568	$411	$1,147	$802

Summary
For the quarter ended June 30, 2018, net income attributable to Westlake Chemical Corporation was $278 million, or $2.12 per diluted share, on net sales of $2,235 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $125 million, or $0.95 per diluted share, compared to the second quarter of 2017 net income attributable to Westlake Chemical Corporation of $153 million, or $1.17 per diluted share, on net sales of $1,979 million. Net income for the second quarter of 2018 increased versus the prior-year period primarily due to (1) higher sales prices for our major products, resulting in improved margins; (2) a lower effective income tax rate resulting from the reduced U.S. corporate income tax rate under the U.S. Tax Cuts and Jobs Act (the "Tax Act"); (3) higher sales volumes for caustic soda, PVC resin and polyethylene as a result of continuing strong demand in both domestic and export markets; and (4) a lower interest expense due to the repayment of $688 million of debt in February 2018 and $450 million of debt in May 2018. These increases were partially offset by lower styrene sales volume. Net sales for the second quarter of 2018 increased by $256 million compared to net sales for the second quarter of 2017, mainly due to higher sales prices for major products and increases in sales volumes for caustic soda, PVC resin and polyethylene, partially offset by lower styrene sales volume as a result of the planned turnaround completed in May 2018. Income from operations was $404 million for the second quarter of 2018 as compared to $264 million for the second quarter of 2017. The increase in income from operations was mainly a result of higher sales prices and volumes for our major products, improved operating rates in the Vinyls segment due to fewer planned turnarounds and unplanned outages and lower ethylene costs, partially offset by lower styrene sales volume and higher ethane feedstock costs, as compared to the second quarter of 2017. The second quarter of 2018 was negatively impacted by $9 million, or $0.05 per diluted share, associated with increased reserves related to pre-acquisition periods at Axiall and our European vinyls business. The second quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages. Integration-related costs in the second quarter of 2018 were $8 million, or $0.05 per diluted share.
For the six months ended June 30, 2018, net income attributable to Westlake Chemical Corporation was $565 million, or $4.31 per diluted share, on net sales of $4,385 million. This represents an increase in net income attributable to Westlake Chemical Corporation of $274 million, or $2.08 per diluted share, compared to the six months ended June 30, 2017 net income attributable to Westlake Chemical Corporation of $291 million, or $2.23 per diluted share, on net sales of $3,922 million. Net income for the first six months of 2018 increased versus the prior-year period primarily due to (1) higher sales prices for our major products, resulting in improved margins; (2) a lower effective income tax rate resulting from the reduced U.S. corporate income tax rate under the Tax Act; (3) higher sales volumes for caustic soda and PVC resin; (4) a lower interest expense; and (5) higher other income, including a $6 million pre-tax net gain from the redemption of the 2021 Notes and income from unconsolidated subsidiaries. These increases were partially offset by lower polyethylene and styrene sales volumes. Net sales for the six months ended June 30, 2018 increased by $463 million compared to net sales for the six months ended June 30, 2017, mainly due to higher sales prices for major products and increases in sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene and styrene sales volumes. Income from operations was $805 million for the six months ended June 30, 2018 as compared to $498 million for the six months ended June 30, 2017. The increase in income from operations for the six months ended June 30, 2018 was mainly a result of higher sales prices for our major products, higher sales volumes for caustic soda and PVC, lower ethylene costs and improved operating rates in the Vinyls segment due to fewer planned turnarounds and unplanned outages, partially offset by lower polyethylene and styrene sales volumes due to planned turnarounds in our Olefins segment and higher ethane feedstock costs, as compared to the six months ended June 30, 2017. The first six months of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages. Integration-related costs in the six months ended June 30, 2018 were $15 million, or $0.09 per diluted share.
RESULTS OF OPERATIONS
Second Quarter 2018 Compared with Second Quarter 2017
Net Sales. Net sales increased by $256 million, or 12.9%, to $2,235 million in the second quarter of 2018 from $1,979 million in the second quarter of 2017, primarily attributable to higher sales prices for our major products and higher sales volumes for caustic soda, PVC resin and polyethylene, partially offset by lower sales volume for styrene. Average sales prices for the second quarter of 2018 increased by 7.1% as compared to the second quarter of 2017. Overall sales volume increased by 5.8% for the second quarter of 2018 as compared to the second quarter of 2017.

Gross Profit. Gross profit margin percentage increased to 24.7% in the second quarter of 2018 from 20.4% in the second quarter of 2017. The second quarter of 2018 gross profit margin was higher primarily due to higher sales prices for major products (resulting in improved margins), higher sales volumes for caustic soda, PVC resin and polyethylene, lower ethylene costs and improved operating rates at our Vinyls segment, partially offset by lower styrene sales volume and higher ethane feedstock costs, as compared to the second quarter of 2017. The second quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14 million to $115 million in the second quarter of 2018 as compared to $101 million in the second quarter of 2017. This increase was mainly due to an increase in employee compensation and professional fees.
Amortization of Intangibles. Amortization expense was $25 million in the second quarter of 2018 as compared to $30 million in the second quarter of 2017. Amortization expense for the second quarter of 2017 was higher primarily due to the Axiall purchase price allocation related adjustment to the customer relationship balance in the second quarter of 2017.
Integration-related Costs. The integration-related costs of $8 million in the second quarter of 2018 were comparable to $8 million in the second quarter of 2017. The integration-related costs primarily consisted of integration-related consulting fees and severance benefits provided in conjunction with the Axiall merger.
Interest Expense. Interest expense decreased by $8 million to $31 million in the second quarter of 2018 from $39 million in the second quarter of 2017, primarily as a result of lower average debt outstanding in the second quarter of 2018 as compared to the second quarter of 2017. The lower average debt balance in the second quarter of 2018 was mainly due to the redemption of the 2023 Notes in May 2018 and the 2021 Notes in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased by $6 million to $8 million in the second quarter of 2018 from $2 million in the second quarter of 2017. The increase was primarily attributable to increased interest income and income from unconsolidated subsidiaries.
Income Taxes. The effective income tax rate was 24.4% for the second quarter of 2018 as compared to 30.0% for the second quarter of 2017. The lower effective tax rate in the second quarter of 2018 as compared to the second quarter of 2017 was primarily a result of the changes enacted under the Tax Act. The Tax Act was signed into law on December 22, 2017. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The effective income tax rate for the second quarter of 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes. The effective income tax rate for the second quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $7 million, or 1.4%, to $482 million in the second quarter of 2018 from $489 million in the second quarter of 2017. The decrease was mainly due to lower styrene sales volume, partially offset by higher polyethylene sales volume and higher sales prices for our major products. Average sales volumes for the Olefins segment decreased by 4.4% in the second quarter of 2018 as compared to the second quarter of 2017. Average sales prices for the Olefins segment increased by 3.0% in the second quarter of 2018 as compared to the second quarter of 2017.
Income from Operations. Income from operations for the Olefins segment increased by $15 million to $158 million in the second quarter of 2018 from $143 million in the second quarter of 2017. This increase was mainly attributable to higher sales prices for our major products and higher polyethylene sales volume, partially offset by lower styrene sales volume and costs associated with the planned turnaround in May 2018 and higher feedstock costs, as compared to the prior-year period.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $263 million, or 17.7%, to $1,753 million in the second quarter of 2018 from $1,490 million in the second quarter of 2017. This increase was mainly attributable to higher sales volumes and sales prices for our major products, as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 8.5% in the second quarter of 2018 as compared to the second quarter of 2017. Average sales volumes for the Vinyls segment increased by 9.1% in the second quarter of 2018 as compared to the second quarter of 2017.

Income from Operations. Income from operations for the Vinyls segment increased by $130 million to $271 million in the second quarter of 2018 from $141 million in the second quarter of 2017. This increase was mainly attributable to higher sales prices and volumes for our major products, lower ethylene costs and improved operating rates due to fewer planned turnarounds and unplanned outages as compared to the second quarter of 2017. The second quarter of 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Net Sales. Net sales increased by $463 million, or 11.8%, to $4,385 million for the six months ended June 30, 2018 from $3,922 million for the six months ended June 30, 2017, primarily attributable to higher sales prices for our major products and higher sales volumes for caustic soda and PVC resin, partially offset by lower polyethylene and styrene sales volumes. Average sales prices for the six months ended June 30, 2018 increased by 8.3% as compared to the six months ended June 30, 2017. Overall sales volume increased by 3.5% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Gross Profit. Gross profit margin percentage increased to 24.9% for the six months ended June 30, 2018 from 19.6% for the six months ended June 30, 2017. The six months ended June 30, 2018 gross profit margin was higher primarily due to higher sales prices for major products (resulting in improved margins), higher sales volumes for caustic soda and PVC resin, lower ethylene costs and improved operating rates at our Vinyls segment, partially offset by lower polyethylene and styrene sales volume and higher ethane feedstock costs, as compared to the six months ended June 30, 2017. The six months ended June 30, 2017 gross profit margin was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $23 million to $223 million for the six months ended June 30, 2018 as compared to $200 million for the six months ended June 30, 2017. This increase was mainly due to an increase in employee compensation and professional fees.
Amortization of Intangibles. Amortization expense was $51 million for the six months ended June 30, 2018 as compared to $55 million for the six months ended June 30, 2017. Amortization expense for the six months ended June 30, 2017 was higher due to the Axiall purchase price allocation related adjustment to the customer relationship balance.
Integration-related Costs. The integration-related costs of $15 million for the six months ended June 30, 2018 were comparable to $16 million for the six months ended June 30, 2017. The integration-related costs primarily consisted of integration-related consulting fees and severance benefits provided in conjunction with the Axiall merger.
Interest Expense. Interest expense decreased by $11 million to $68 million for the six months ended June 30, 2018 from $79 million for the six months ended June 30, 2017, primarily as a result of lower average debt outstanding for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The lower average debt balance for the six months ended June 30, 2018 was mainly due to the redemption of the 2023 Notes in May 2018 and the 2021 Notes in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased by $21 million to $30 million for the six months ended June 30, 2018 from $9 million for the six months ended June 30, 2017. The increase was primarily attributable to increased interest income, income from unconsolidated subsidiaries and a net gain of $6 million recognized on the redemption of the 2021 Notes.
Income Taxes. The effective income tax rate was 23.7% for the six months ended June 30, 2018 as compared to 29.0% for the six months ended June 30, 2017. The lower effective tax rate for the six months ended June 30, 2018 was primarily a result of the changes enacted under the Tax Act. The Tax Act was signed into law on December 22, 2017. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The effective income tax rate for the six months ended June 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes. The effective income tax rate for the six months ended June 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.

Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $47 million, or 4.6%, to $985 million for the six months ended June 30, 2018 from $1,032 million for the six months ended June 30, 2017. The decrease was mainly due to lower sales volumes for styrene and polyethylene, partially offset by higher sales prices for our major products, as compared to the prior-year period. Average sales volumes for the Olefins segment decreased by 7.1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Average sales prices for the Olefins segment increased by 2.6% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Income from Operations. Income from operations of $321 million for the Olefins segment in the six months ended June 30, 2018 was comparable to $323 million in the six months ended June 30, 2017. For the six months ended June 30, 2018, the Olefins segment was impacted by lower production and sales volumes for styrene and polyethylene due to increased planned turnaround activity and higher feedstock costs, partially offset by higher sales prices for our major products, as compared to the prior-year period. Trading activity for the six months ended June 30, 2018 resulted in a gain of $2 million as compared to a loss of $10 million for the six months ended June 30, 2017.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $510 million, or 17.6%, to $3,400 million for the six months ended June 30, 2018 from $2,890 million for the six months ended June 30, 2017. This increase was mainly attributable to higher sales prices for major products and higher sales volumes for caustic soda and PVC resin as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 10.4% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Average sales volumes for the Vinyls segment increased by 7.3% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Income from Operations. Income from operations for the Vinyls segment increased by $326 million to $537 million for the six months ended June 30, 2018 from $211 million for the six months ended June 30, 2017. This increase was mainly attributable to higher sales prices and volumes for our major products, lower ethylene costs and improved operating rates, as compared to the six months ended June 30, 2017. The six months ended June 30, 2017 was negatively impacted by the unabsorbed fixed manufacturing costs and other costs associated with the turnaround and expansion of OpCo's Calvert City ethylene unit and other planned turnarounds and unplanned outages.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Cash Flows
Operating Activities
Operating activities provided cash of $549 million in the first six months of 2018 compared to cash provided by operating activities of $480 million in the first six months of 2017. The $69 million increase in cash flows from operating activities was mainly due to an increase in income from operations during the first six months of 2018 as compared to the first six months of 2017, partially offset by an increase in working capital requirements. The increase in income from operations was primarily due to higher prices for our major products and stronger demand for Vinyls segment products. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $375 million in the first six months of 2018, compared to $121 million of cash used in the first six months of 2017, an unfavorable change of $254 million. The change was mainly driven by unfavorable changes in accounts receivable, inventories and accounts payable and accrued liabilities. Unfavorable changes were primarily the result of an increase in sales and inventory levels in the first six months of 2018, as compared to the first six months of 2017, and a decline in payables and accrued liabilities since the beginning of 2018.

Investing Activities
Net cash used for investing activities during the first six months of 2018 was $354 million as compared to net cash used for investing activities of $310 million in the first six months of 2017. Capital expenditures were $312 million in the first six months of 2018 compared to $281 million in the first six months of 2017. Capital expenditures in the first six months of 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Capital expenditures in the first six months of 2017 were incurred on the upgrade and expansion of OpCo's ethylene unit at our Calvert City site and on projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $35 million and $31 million in the first six months of 2018 and 2017, respectively, related to our contribution to fund the construction costs of the ethylene plant contemplated by our joint venture LACC, LLC ("LACC"). In addition, we invested $10 million in other unconsolidated subsidiaries in the first six months of 2018. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion on LACC.
Financing Activities
Net cash used for financing activities during the first six months of 2018 was $1,242 million as compared to net cash used by financing activities of $401 million in the first six months of 2017. We used $1,173 million for the repayment of notes payable, of which $704 million was used for the redemption of the 2021 Notes in February 2018 and $461 million was used for the redemption of the 2023 Notes in May 2018 and the remaining balance was used for the repayment of short-term notes payable. The remaining activities during the first six months of 2018 were primarily related to the $54 million payment of cash dividends, the $29 million payment of cash distributions to noncontrolling interests and proceeds of $6 million from the issuance of short-term notes payable. The financing activities during the first six months of 2017 were mainly related to the repayment of our term loan of $150 million and the repayment of borrowings under the Credit Agreement in the amount of $360 million. These uses were partially offset by a drawdown under the Credit Agreement of $175 million and $3 million of proceeds from the issuance of short-term notes payable in the first six months of 2017. The remaining activity during the first six months of 2017 was primarily related to the $49 million payment of cash dividends, the $16 million payment of cash distributions to noncontrolling interests and the repayment of $5 million of short-term notes payable to banks in connection with the payment of suppliers through letters of credit.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of June 30, 2018, we had repurchased 4,193,598 shares of our common stock for an aggregate purchase price of approximately $229 million under the 2014 Program. During the six months ended June 30, 2018, no shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Axiall merger, we became a party to the LACC joint venture. The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of June 30, 2018, we had funded approximately $160 million of our portion of the construction costs of the ethylene plant.
On February 15 and May 15, 2018, we redeemed all of the 2021 Notes ($688 million aggregate principal amount) and all of the 2023 Notes ($450 million aggregate principal amount), respectively.
On July 24, 2018, the Company entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "New Credit Agreement"). See "Liquidity and Capital Resources—Debt—Credit Agreement" for more information.

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
Cash and Cash Equivalents
As of June 30, 2018, our cash and cash equivalents totaled $482 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of June 30, 2018, our indebtedness, including the current portion, totaled $2.7 billion. See Note 6 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 6 to the consolidated financial statements.
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
Credit Agreement
On August 23, 2016, we and certain of our subsidiaries entered into an unsecured revolving credit facility (the "Credit Agreement"), by and among us, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. Under the Credit Agreement, the Lenders committed to provide an unsecured five-year revolving credit facility in an aggregate principal amount of up to $1 billion. The Credit Agreement included a $150 million sub-limit for letters of credit, with any outstanding letters of credit to be deducted from availability under the facility. The Credit Agreement also provided for a discretionary $50 million commitment for swing-line loans to be provided on a same-day basis.
At June 30, 2018, we had under the Credit Agreement (i) no borrowings outstanding, (ii) outstanding letters of credit totaling $4 million and (iii) borrowing availability of $996 million. Borrowings under the Credit Agreement bore interest, at our option, at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% depending on our credit rating or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% depending on our credit rating. The Credit Agreement also required an undrawn commitment fee ranging from 0.10% to 0.25% depending on our credit rating.
Our obligations under the Credit Agreement were guaranteed by our current and future material domestic subsidiaries, subject to certain exceptions. The Credit Agreement contained certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The Credit Agreement also contained certain events of default and if and for so long as an event of default had occurred and was continuing, any amounts outstanding under the Credit Agreement would accrue interest at an increased rate, the Lenders could terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the Lenders. As of June 30, 2018, we were in compliance with the total leverage ratio financial maintenance covenant.
On July 24, 2018, the Company entered into the New Credit Agreement and, in connection therewith, terminated the existing Credit Agreement. The New Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
The New Credit Agreement includes a $150 million sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility. The New Credit Agreement also provides for a discretionary $50 million commitment for swingline loans to be provided on a same-day basis. The Company may also increase the size of the facility, in increments of at least $25 million, up to a maximum of $500 million, subject to certain conditions and if certain lenders agree to commit to such an increase.

In connection with the Company's entry into the New Credit Agreement and termination of the existing Credit Agreement on July 24, 2018, all guarantees by the Guarantor Subsidiaries of the Company's payment obligations under the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes were released.
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
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we completed the private offering of $750 million aggregate principal amount of our 3.60% 2026 Senior Notes and $700 million aggregate principal amount of our 5.0% 2046 Senior Notes. All of our domestic subsidiaries that guarantee other indebtedness of ours or of another guarantor of the 3.60% 2026 Senior Notes or 5.0% 2046 Senior Notes in excess of $40 million were required to be guarantors of the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes. The 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes and guarantees are unsecured and rank equally with our existing and future senior unsecured obligations and each guarantor's existing and future senior unsecured obligations.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2018 was 1.60% and at December 31, 2017 was 1.73%.
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
As of June 30, 2018, we were in compliance with all of the covenants with respect to the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 Go Zone Refunding Senior Notes, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes, the Credit Agreement and the waste disposal revenue bonds.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Partners, originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners'' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2018, outstanding borrowings under the credit facility totaled $254 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Development Corporation, is the lender party to a $600 million revolving credit facility with OpCo. The revolving credit facility matures in August 2019. As of June 30, 2018, outstanding borrowings under the credit facility totaled $224 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
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

•	current and potential governmental regulatory actions in the United States and other countries and political unrest in other areas, including environmental regulations;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations, including trade policies;

•	technological developments;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2018, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2018, we had $11 million principal amount of variable rate debt outstanding. The debt outstanding under the tax-exempt waste disposal revenue bonds is at a variable rate. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of June 30, 2018 was 1.6%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense. Also, at June 30, 2018, we had $2,704 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $27 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
In May 2013, an amendment to an existing consent order agreed to by the West Virginia Department of Environmental Protection and a predecessor of Axiall required that it, among other things, pay a penalty in the amount of $449,000 and continue certain corrective actions associated with discharges of hexachlorocyclohexane (commonly referred to as BHC) from the Natrium, West Virginia facility's effluent discharge outfalls. The penalty was paid and corrective actions required are on-going per a December 2016 agreement to extend the compliance date under the amended consent order. The amended consent order also imposes stipulated penalties for exceedances of the facility's interim effluent discharge limits, which penalties we believe may, in the aggregate, reach or exceed $100,000 by year end 2018.

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. We have been negotiating a possible global settlement of these and several other matters with the Louisiana Department of Environmental Quality ("LDEQ"). In May 2018 we reached an agreement in principal with the LDEQ to resolve these consolidated enforcement matters for a penalty of $162,500. The settlement agreement is being prepared and when finalized will be subject to public comment and approval by the Louisiana Attorney General.

•
For several years, the Environmental Protection Agency (the "EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City, Kentucky facility and certain Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate us to take corrective actions relating to the alleged noncompliance. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

•
Regional offices of the EPA have investigated, and in some cases inspected, our compliance with Risk Management Program requirements under the Clean Air Act at our Calvert City, Kentucky; Natrium, West Virginia and Geismar, Louisiana facilities. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

•
On November 24, 2014, we entered into an Agreed Order with the Kentucky Energy and Environmental Cabinet ("KEEC") regarding our Kentucky Pollutant Discharge Elimination System ("KPDES") permit limits for hexachlorobenzene and mercury at our Calvert City, Kentucky facility. We and the KEEC recently negotiated a new Agreed Order under which we will be subject to new interim discharge limits for hexachlorobenzene in addition to accompanying stipulated penalties for exceedances of those interim discharge limits. The new Agreed Order further requires us to seek a formal variance from the Tier 3 limit for hexachlorobenzene during the interim period. A formal variance requires public comment and approval by both the KEEC and the EPA.

•
The KEEC has indicated that it intends to proceed with enforcement on two Notices of Violation ("NOVs") received by our Calvert City, Kentucky facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. We are engaged in negotiations with the KEEC to resolve these alleged violations. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2017 Form 10-K. There have been no material changes from those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2018	165	$111.25	—	$171,285,000
May 2018	—	$—	—	$171,285,000
June 2018	—	$—	—	$171,285,000
	165	$111.25	—
_____________

(1)	Represents shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. As of June 30, 2018, 4,193,598 shares of common stock had been acquired at an aggregate purchase price of approximately $229 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6.	Exhibits

Exhibit No.	EXHIBIT INDEX
4.1
Credit Agreement dated as of July 24, 2018, by and among Westlake Chemical Corporation, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K filed on July 26, 2018, File No. 001-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 2, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)