Form 10-Q
period 2018-09-30
WESTLAKE CHEMICAL CORP
filed 2018-11-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 30, 2018 was 129,165,391.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$788	$1,531
Accounts receivable, net	1,241	1,001
Inventories	939	900
Prepaid expenses and other current assets	36	31
Total current assets	3,004	3,463
Property, plant and equipment, net	6,519	6,412
Goodwill	1,008	1,012
Customer relationships, net	550	616
Other intangible assets, net	141	161
Other assets, net	499	412
Total assets	$11,721	$12,076
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$626	$600
Accrued liabilities	675	657
Current portion of long-term debt, net	—	710
Total current liabilities	1,301	1,967
Long-term debt, net	2,667	3,127
Deferred income taxes	1,184	1,111
Pension and other post-retirement benefits	303	344
Other liabilities	178	158
Total liabilities	5,633	6,707
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2018 and December 31, 2017, respectively	1	1
Common stock, held in treasury, at cost; 5,486,164 and 5,232,875 shares at September 30, 2018 and December 31, 2017, respectively	(337)	(302)
Additional paid-in capital	562	555
Retained earnings	5,400	4,613
Accumulated other comprehensive income (loss)	(24)	7
Total Westlake Chemical Corporation stockholders' equity	5,602	4,874
Noncontrolling interests	486	495
Total equity	6,088	5,369
Total liabilities and equity	$11,721	$12,076
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,255	$2,109	$6,640	$6,031
Cost of sales	1,716	1,613	5,007	4,766
Gross profit	539	496	1,633	1,265
Selling, general and administrative expenses	114	98	337	298
Amortization of intangibles	24	27	75	82
Transaction and integration-related costs	5	7	20	23
Income from operations	396	364	1,201	862
Other income (expense)
Interest expense	(28)	(40)	(96)	(119)
Other income, net	23	4	53	13
Income before income taxes	391	328	1,158	756
Provision for income taxes	73	109	255	233
Net income	318	219	903	523
Net income attributable to noncontrolling interests	10	8	30	21
Net income attributable to Westlake Chemical Corporation	$308	$211	$873	$502
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.36	$1.62	$6.70	$3.87
Diluted	$2.35	$1.61	$6.67	$3.85
Weighted average common shares outstanding:
Basic	129,427,328	129,069,186	129,512,097	129,033,597
Diluted	130,052,292	129,888,968	130,183,201	129,789,965
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions of dollars)
Net income	$318	$219	$903	$523
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	12	1	12	2
Income tax provision on pension and other post-retirement benefits liability	(3)	(1)	(3)	(1)
Foreign currency translation adjustments
Foreign currency translation	—	40	(43)	111
Income tax benefit (provision) on foreign currency translation	—	—	1	(2)
Other comprehensive income (loss), net of income taxes	9	40	(33)	110
Comprehensive income	327	259	870	633
Comprehensive income attributable to noncontrolling interests, net of tax of $1 for the three months ended September 30, 2018 and 2017; and net of tax of $3 and $2 for the nine months ended September 30, 2018 and 2017, respectively.	10	8	28	23
Comprehensive income attributable to Westlake Chemical Corporation	$317	$251	$842	$610
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2016	134,651,380	$1	5,726,377	$(319)	$551	$3,412	$(121)	$368	$3,892
Net income	—	—	—	—	—	502	—	21	523
Other comprehensive income	—	—	—	—	—	—	108	2	110
Shares issued—stock- based compensation	—	—	(174,684)	4	(2)	—	—	—	2
Stock-based compensation	—	—	—	—	10	—	—	—	10
Dividends declared	—	—	—	—	—	(76)	—	—	(76)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	—	—	—	111	111
Balances at September 30, 2017	134,651,380	$1	5,551,693	$(315)	$559	$3,838	$(13)	$481	$4,551

Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	873	—	30	903
Other comprehensive loss	—	—	—	—	—	—	(31)	(2)	(33)
Common stock repurchased	—	—	515,853	(49)	—	—	—	—	(49)
Shares issued—stock- based compensation	—	—	(262,564)	14	(6)	—	—	—	8
Stock-based compensation	—	—	—	—	13	—	—	—	13
Dividends declared	—	—	—	—	—	(87)	—	—	(87)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Balances at September 30, 2018	134,651,380	$1	5,486,164	$(337)	$562	$5,400	$(24)	$486	$6,088
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(in millions of dollars)
Cash flows from operating activities
Net income	$903	$523
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	473	449
Stock-based compensation expense	16	17
Loss from disposition of property, plant and equipment	26	14
Deferred income taxes	74	23
Other gains, net	(20)	(3)
Changes in operating assets and liabilities
Accounts receivable	(252)	(185)
Inventories	(42)	24
Prepaid expenses and other current assets	(3)	17
Accounts payable	36	61
Accrued liabilities	9	57
Other, net	(65)	(35)
Net cash provided by operating activities	1,155	962
Cash flows from investing activities
Additions to property, plant and equipment	(507)	(414)
Additions to investments in unconsolidated subsidiaries	(63)	(47)
Other, net	9	1
Net cash used for investing activities	(561)	(460)
Cash flows from financing activities
Dividends paid	(87)	(76)
Distributions to noncontrolling interests	(37)	(21)
Proceeds from notes payable and drawdown of revolver	11	231
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	111
Repayment of term loan	—	(150)
Repayment of revolver	—	(550)
Redemption and repayment of notes payable	(1,177)	(7)
Repurchase of common stock for treasury	(49)	—
Other	8	2
Net cash used for financing activities	(1,331)	(460)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	22
Net increase (decrease) in cash, cash equivalents and restricted cash	(743)	64
Cash, cash equivalents and restricted cash at beginning of period	1,554	646
Cash, cash equivalents and restricted cash at end of period	$811	$710
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), filed with the SEC on February 21, 2018. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2017 with the exception of those accounting standards adopted in 2018 as discussed in Note 1.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and the changes in its cash position for the nine months ended September 30, 2018 and 2017.
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
Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The standard requires adoption using a modified retrospective approach and allows for the election of certain transition practical expedients. The accounting standards update allows for certain transition expedients for leases that commenced prior to the adoption of the new standard. Under the optional transition expedients an entity is not required to reassess (1) whether any expired or existing lease contracts are or contain leases, (2) the classification of leases as operating or capital leases or (3) whether any initial direct costs qualify for capitalization under the new accounting standard. These expedients are required to be elected as a group. The accounting standards update also allows the use of hindsight to determine lease term when considering lease renewal or termination options.
During 2018, the FASB issued additional authoritative guidance that provides an optional transition method which allows entities to continue applying the existing lease guidance in the comparative periods and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The FASB also issued an accounting standards update that allows entities to apply their existing policy for accounting for land easements that exist as of, or expired before, the effective date of the new lease standard. The Company is in the process of evaluating the transition method and other expedients it may elect.
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
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company's fair value disclosures. However, the standard is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.
Intangibles - Goodwill and Other (ASU No. 2018-15)
In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the standard on October 1, 2018, prospectively, and did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
The impact of ASC 606 adoption on the financial statements for the three and nine months ended September 30, 2017 as compared with the guidance that was in effect prior to January 1, 2018 was immaterial.
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
ASC 606 requires disclosure of disaggregated revenue into categories that depict the nature of how the Company's revenue and cash flows are affected by economic factors. The Company discloses revenues by product and segment in Note 14 to this quarterly report on Form 10-Q.
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
Cash Flows (ASU No. 2016-18)
In November 2016, the FASB issued an accounting standards update to clarify certain existing principles in Accounting Standards Codification 230, Cash flows, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Company adopted this accounting standard effective January 1, 2018. Upon adoption, the Company retrospectively adjusted its financial statements to reflect restricted cash in the beginning and ending cash and restricted cash balances within the statements of cash flows. As a result of this retrospective adoption and reclassification of restricted cash and cash equivalents, net cash provided by (used for) financing activities on the consolidated statement of cash flows for the nine months ended September 30, 2017 has been adjusted to $(460) from the originally reported $(306) to reflect the retrospective application of the new accounting guidance. Previously reported cash and cash equivalents at beginning of the period and cash and cash equivalents at end of the period for the nine months ended September 30, 2017 have been adjusted to include restricted cash of $186 and $32, respectively.
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
2. Financial Instruments
Cash Equivalents
The Company had $355 and $644 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2018 and December 31, 2017, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $23 at September 30, 2018 and December 31, 2017. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2018	December 31, 2017
Trade customers	$1,171	$974
Affiliates	11	9
Allowance for doubtful accounts	(24)	(22)
	1,158	961
Federal and state taxes	55	7
Other	28	33
Accounts receivable, net	$1,241	$1,001
4. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished products	$566	$549
Feedstock, additives, chemicals and other raw materials	221	221
Materials and supplies	152	130
Inventories	$939	$900
5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2017	$30	$982	$1,012
Effects of changes in foreign exchange rates	—	(4)	(4)
Balances at September 30, 2018	$30	$978	$1,008
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2018			December 31, 2017
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Premium, Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(9)	741	750	(10)	740
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(25)	675	700	(25)	675
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(2)	248	250	(2)	248
4.625% senior notes due 2021 (the "4.625% Westlake 2021 Senior Notes")	—	—	—	625	20	645
4.625% senior notes due 2021 (the "4.625% Subsidiary 2021 Senior Notes")	—	—	—	63	2	65
4.875% senior notes due 2023 (the "4.875% Westlake 2023 Senior Notes")	—	—	—	434	11	445
4.875% senior notes due 2023 (the "4.875% Subsidiary 2023 Senior Notes")	—	—	—	16	—	16
Total Long-term debt	2,715	(48)	2,667	3,853	(16)	3,837
Less:
Current portion - 4.625% Westlake 2021 Senior Notes and 4.625% Subsidiary 2021 Senior Notes	—	—	—	688	22	710
Long-term debt, net of current portion	$2,715	$(48)	$2,667	$3,165	$(38)	$3,127
New Credit Agreement
On July 24, 2018, the Company entered into a new $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "New Credit Agreement") and, in connection therewith, terminated the existing $1,000 revolving credit facility that was scheduled to mature on August 23, 2021. The New Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2018, the Company had no borrowings outstanding

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

under the New Credit Agreement. As of September 30, 2018, the Company had outstanding letters of credit totaling $4 and borrowing availability of $996 under the New Credit Agreement. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2018, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
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
In connection with the Company's entry into the New Credit Agreement and termination of the prior credit agreement on July 24, 2018, all guarantees by the Guarantor Subsidiaries of the Company's payment obligations under the 4.375% 2047 Senior Notes, the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes were released. As a result, beginning with this quarterly report on Form 10-Q, the Company no longer discloses condensed consolidating financial information of its guarantor and non-guarantor subsidiaries.
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
As of September 30, 2018, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $26 and $26 at September 30, 2018 and December 31, 2017, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

7. Pension and Post-Retirement Benefits
Defined Benefit Plans
Components of net periodic benefit cost (income) for the Company's pension plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$—	$2	$—	$2	$1	$4	$1
Expected administrative expenses	1	—	—	—	2	—	—	—
Interest cost	6	1	6	1	18	2	19	2
Expected return on plan assets	(10)	—	(10)	—	(32)	—	(30)	—
Amortization of net loss	—	—	—	—	—	—	1	—
Settlement gain	(14)	—	—	—	(14)	—	—	—
Net periodic benefit cost (income)	$(16)	$1	$(2)	$1	$(24)	$3	$(6)	$3
During the third quarter of 2018, the Company's U.S. pension plans settled portions of their projected benefit obligations through the purchase of annuities and lump sum payments to certain participants. In conjunction with the settlement, the Company also remeasured the pension obligations and plan assets of the affected plans, resulting in a $26 increase in accumulated other comprehensive income before tax and a corresponding decrease in net pension liabilities recorded in the consolidated balance sheets. The Company recognized a $14 one-time settlement gain in other income, net, which was reclassified from accumulated other comprehensive income.
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018 and 2017 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2016	$29	$(150)	$(121)
Other comprehensive income before reclassifications	—	107	107
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Net other comprehensive income attributable to Westlake Chemical Corporation	1	107	108
Balances at September 30, 2017	$30	$(43)	$(13)

Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive income (loss) before reclassifications	20	(40)	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	(11)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	9	(40)	(31)
Balances at September 30, 2018	$52	$(76)	$(24)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Amortization of pension and other post-retirement net loss	(1)	$—	$(1)	$—	$(2)
Pension settlement gain	(1)	14	—	14	—
Income tax provision on pension and other post-retirement benefits liability	Benefits from (provision for) income taxes	(3)	1	(3)	1
Total reclassifications for the period		$11	$—	$11	$(1)
_____________

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost and reflected in other income, net in the consolidated statements of operations. See Note 7 for additional information on the pension settlement gain.

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$246	$249	$255
3.60% 2026 Senior Notes	741	704	740	757
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	108	99	111
6 ½% 2035 GO Zone Senior Notes	88	96	88	99
6 ½% 2035 IKE Zone Senior Notes	65	70	65	74
5.0% 2046 Senior Notes	675	687	675	787
4.375% 2047 Senior Notes	491	446	491	518
3.50% 2032 GO Zone Refunding Senior Notes	248	241	248	256
4.625% Westlake 2021 Senior Notes	—	—	645	639
4.625% Subsidiary 2021 Senior Notes	—	—	65	65
4.875% Westlake 2023 Senior Notes	—	—	445	449
4.875% Subsidiary 2023 Senior Notes	—	—	16	16
10. Income Taxes
The effective income tax rate was 18.7% for the third quarter of 2018 as compared to the effective income tax rate of 33.1% for the third quarter of 2017. The lower tax rate in the third quarter of 2018 as compared to the third quarter of 2017 was primarily a result of the tax law changes enacted under the Tax Act, which was signed into law on December 22, 2017. The effective income tax rate for the third quarter of 2018 was below the U.S. federal statutory rate of 21.0% primarily due to certain discrete tax benefit adjustments related to the re-measurement of state deferred tax balances and change in income tax estimate due to the filing of the Company's 2017 U.S. federal tax return. The effective income tax rate for the third quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
The effective income tax rate was 22.0% for the nine months ended September 30, 2018. The effective income tax rate for the nine months ended September 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate was 30.8% for the nine months ended September 30, 2017. The effective income tax rate for the 2017 period was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
The Tax Act, among other changes, reduced U.S. corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The accounting guidance on income taxes requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The SEC staff guidance allows registrants to record provisional amounts during a measurement period when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The corporate income tax rate change resulted in a revaluation of the Company's deferred tax assets and liabilities. At December 31, 2017, under the above guidance, the Company made a provisional adjustment of $591 of income tax benefit in the 2017 consolidated financial statements for items that the Company could reasonably estimate such as revaluation of deferred tax assets and liabilities and a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company will continue to assess the income tax effects of the Tax Act based on further standard setting activities, any transition provisions, and changes in the facts and circumstances of the Company's tax position, during the measurement period. No measurement period adjustment was made for the nine months ended September 30, 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

11. Earnings and Dividends per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Westlake Chemical Corporation	$308	$211	$873	$502
Less:
Net income attributable to participating securities	(1)	(1)	(4)	(3)
Net income attributable to common shareholders	$307	$210	$869	$499
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares—basic	129,427,328	129,069,186	129,512,097	129,033,597
Plus incremental shares from:
Assumed exercise of options	624,964	819,782	671,104	756,368
Weighted average common shares—diluted	130,052,292	129,888,968	130,183,201	129,789,965

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$2.36	$1.62	$6.70	$3.87
Diluted	$2.35	$1.61	$6.67	$3.85
Excluded from the computation of diluted earnings per share are options to purchase 172,194 and 335,276 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, and 143,439 and 291,888 shares of common stock for the nine months ended September 30, 2018 and 2017, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividends per common share	$0.2500	$0.2100	$0.6700	$0.5912
12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $675 and $657 at September 30, 2018 and December 31, 2017, respectively. Accrued rebates, which are components of accrued liabilities, were $112 and $108 at September 30, 2018 and December 31, 2017, respectively. No other component of accrued liabilities was more than five percent of total current liabilities. Accrued liabilities with affiliates were $45 and $37 at September 30, 2018 and December 31, 2017, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $8 for the nine months ended September 30, 2018. The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $8 for the nine months ended September 30, 2017.
Other Income, Net
For the three months ended September 30, 2018, other income, net included income from pension and postretirement plans, including a one-time settlement gain, income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $16, $5 and $4, respectively. For the three months ended September 30, 2017, other income, net included income from pension and postretirement plans, income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $2, $4 and $1, respectively. For the nine months ended September 30, 2018 other income, net included income from pension and postretirement plans, including a one-time settlement gain, gain on redemption of the 2021 Notes, income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $23, $6, $17 and $13, respectively. For the nine months ended September 30, 2017, other income, net included income from pension and postretirement plans, income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $6, $11 and $2, respectively.
13. Commitments and Contingencies
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
Environmental. As of September 30, 2018 and December 31, 2017, the Company had reserves for environmental contingencies totaling approximately $57 and $49, respectively, most of which were classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. The draft Proposed Plan described a preferred remedy that included a containment wall with targeted treatment and supplemental hydraulic containment, as well as active treatment of historical groundwater contamination under the Tennessee River. The EPA estimated that the total remedy would cost $200 to $250 with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. Each PRP, including the Company, submitted comments to the Proposed Plan and associated documents. The Company's comments also proposed alternative removal options for the groundwater contamination under the Tennessee River. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan addresses the comments filed on the river excavation remedy outlined in the original Proposed Plan. Under the amended Proposed Plan, the EPA proposes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's revised estimated cost of implementation is $107, with the estimated annual O&M costs remaining unchanged. In September 2018, the EPA published the EPA's section of the final containment remedy for the on shore portion of the site and the interim remedy for the contamination under the river, as outlined in the amended Proposed Plan. The Company's allocation of liability for remedial or O&M costs, if any, will be determined by the outcome of the contractual dispute with Goodrich/PolyOne, which is the subject of a pending arbitration proceeding as described below.
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
On October 6, 2017, PolyOne filed suit against the Company in the U.S. District Court for the Western District of Kentucky seeking for the court, instead of the arbitration panel, to resolve claims asserted by the Company in the arbitration proceedings related to reimbursement of costs incurred by the Company at the Calvert City complex. On May 30, 2018, the U.S. District Court for the Western District of Kentucky granted the Company's motion to dismiss, concluding that all of PolyOne's claims were the proper subject of the current arbitration panel's jurisdiction, and dismissed PolyOne's action before the court. On July 10, 2018, PolyOne filed another action in the U.S. District Court for the Western District of Kentucky, seeking for the court to issue an injunction against continued proceedings in the arbitration. On July 30, 2018, the Court denied PolyOne's motion for a temporary restraining order and preliminary injunction. The arbitration hearing began in August 2018 and is ongoing.
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
Commitments. The Company became a party to a joint venture investment with Lotte Chemical USA Corporation to build an ethylene facility, LACC. The ethylene facility is located adjacent to the Company's vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, the Company agreed to make a maximum capital commitment to LACC of up to $225 to fund the construction costs of the ethylene plant, which represents approximately 10% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of September 30, 2018, the Company had funded approximately $178 of the Company's portion of the construction costs of the ethylene plant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net external sales
Olefins
Polyethylene	$396	$377	$1,152	$1,121
Styrene, feedstock and other	145	125	374	413
Total Olefins	541	502	1,526	1,534
Vinyls
PVC, caustic soda and other	1,372	1,253	4,126	3,541
Building products	342	354	988	956
Total Vinyls	1,714	1,607	5,114	4,497
	$2,255	$2,109	$6,640	$6,031

Intersegment sales
Olefins	$136	$107	$368	$291
Vinyls	—	1	1	1
	$136	$108	$369	$292

Income (loss) from operations
Olefins	$162	$166	$483	$489
Vinyls	251	214	788	425
Corporate and other	(17)	(16)	(70)	(52)
	$396	$364	$1,201	$862

Depreciation and amortization
Olefins	$35	$35	$102	$111
Vinyls	124	118	362	332
Corporate and other	2	1	9	6
	$161	$154	$473	$449

Other income, net
Olefins	$1	$—	$4	$2
Vinyls	16	1	32	7
Corporate and other	6	3	17	4
	$23	$4	$53	$13

Provision for (benefit from) income taxes
Olefins	$34	$58	$107	$152
Vinyls	44	61	174	115
Corporate and other	(5)	(10)	(26)	(34)
	$73	$109	$255	$233

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital expenditures
Olefins	$33	$21	$81	$70
Vinyls	162	108	420	330
Corporate and other	—	4	6	14
	$195	$133	$507	$414
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from operations	$396	$364	$1,201	$862
Interest expense	(28)	(40)	(96)	(119)
Other income, net	23	4	53	13
Income before income taxes	$391	$328	$1,158	$756

	September 30, 2018	December 31, 2017
Total assets
Olefins	$2,074	$2,006
Vinyls	8,953	8,853
Corporate and other	694	1,217
	$11,721	$12,076
15. Westlake Chemical Partners LP
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
The Westlake Partners' distribution for the three months ended September 30, 2018 did not exceed the $1.2938 per unit threshold, and, as a result of the amendment, no distribution was made with respect to Westlake Partners' IDRs to Westlake, as the holder of the Westlake Partners' IDRs.

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

16. Subsequent Events
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50.
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
Ethane-based ethylene producers have experienced a cost advantage over naphtha-based ethylene producers for several years. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives. In addition, continued global demand for polyethylene has benefited operating margins and cash flows for our Olefins segment in recent years. However, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East has resulted in higher demand for ethane resulting in higher feedstock costs as well as additional supply of ethylene and polyethylene, resulting in lower profitability for our Olefins segment in recent periods. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply which may continue to lead to periods of lower profitability despite the recent trend of rising crude oil prices. However, increasing demand driven by strong economic growth may be able to absorb such additional supply.

Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies ("Vinnolit"), an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. With the acquisition of Axiall Corporation ("Axiall") in 2016, Westlake is the third-largest global chlor-alkali producer and the third-largest PVC producer in the world. Westlake is the second-largest purchaser of ethylene in the U.S., and lower prices of ethylene could positively impact our Vinyls segment. Our recent announcement of the binding offer to acquire NAKAN, a global compounding solutions business, is expected to expand our Vinyls segment's downstream business and increase our global footprint. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. Since 2015, the capacity additions have been outpaced by the increase in demand driven by improving economic growth and U.S. producers' competitive export position, which has resulted in improved operating rates and caustic soda pricing.
The economic environment in the U.S. and globally has been improving. However, depending on the performance of the global economy and potential changes in tariffs and trade policies in the remainder of 2018 and beyond, our financial condition, results of operations or cash flows could be positively or negatively impacted.
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
Recent Developments
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement (the “ATM Agreement”) with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the ATM Agreement, Westlake Partners may offer and sell common units representing limited partner interests in Westlake Partners from time to time to, or through, the Managers, as Westlake Partners' sales agents or as principals, having an aggregate offering amount of up to $50 million. Westlake Partners intends to use the net proceeds of sales of the common units for general partnership purposes, including the funding of potential future drop-downs and other acquisitions.
On September 25, 2018, we announced that we have issued an exclusive, binding offer to acquire NAKAN, a global compounding solutions business. NAKAN, headquartered in Reims, France, has eight production facilities, located in China, France, Germany, Italy, Japan, Mexico, Spain and Vietnam, as well as a world-class research facility in France and application laboratory in the United States. NAKAN's products are used in a wide-variety of applications, including in the automotive, building and construction, and medical industries. Under the terms of the offer, which is subject to exclusivity protection, Westlake will pay approximately $265 million in cash, subject to adjustment. The binding offer was made in order to permit NAKAN to proceed with its consultation obligations with French works councils prior to entering into a negotiated, mutually binding purchase agreement. The transaction is expected to close by early 2019, subject to receipt of regulatory approvals, completion of required employee consultation procedures and other customary closing conditions.

On August 17, 2018, our Board of Directors authorized the Company to repurchase an additional $150 million of shares of its common stock under its 2014 share repurchase program.
We have an 81.7% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), a 43.8% limited partner interest in Westlake Partners, a general partner interest in Westlake Partners and incentive distribution rights ("IDRs"). On July 27, 2018, the Westlake Partners' partnership agreement was amended to revise the minimum quarterly distribution thresholds for Westlake Partners' IDRs. For more information on the amendment, see Note 15 to the consolidated financial statements.
On July 24, 2018, the Company entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023. See "Liquidity and Capital Resources—Debt—Credit Agreement" for more information.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$396	$377	$1,152	$1,121
Styrene, feedstock and other	145	125	374	413
Total Olefins	541	502	1,526	1,534
Vinyls
PVC, caustic soda and other	1,372	1,253	4,126	3,541
Building products	342	354	988	956
Total Vinyls	1,714	1,607	5,114	4,497
Total	$2,255	$2,109	$6,640	$6,031

Income (loss) from operations
Olefins	$162	$166	$483	$489
Vinyls	251	214	788	425
Corporate and other	(17)	(16)	(70)	(52)
Total income from operations	396	364	1,201	862
Interest expense	(28)	(40)	(96)	(119)
Other income, net	23	4	53	13
Provision for income taxes	73	109	255	233
Net income	318	219	903	523
Net income attributable to noncontrolling interests	10	8	30	21
Net income attributable to Westlake Chemical Corporation	$308	$211	$873	$502
Diluted earnings per share	$2.35	$1.61	$6.67	$3.85
EBITDA (1)	$580	$522	$1,727	$1,324
_____________

(1)	See "Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	+1.7%	+6.1%	+2.2%	-2.8%
Vinyls	+5.9%	+0.7%	+8.8%	+5.0%
Company	+4.9%	+2.0%	+7.1%	+3.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average industry prices (1)
Ethane (cents/lb)	14.3	8.8	10.8	8.3
Propane (cents/lb)	23.5	18.2	21.5	16.6
Ethylene (cents/lb) (2)	17.3	24.7	18.6	27.8
Polyethylene (cents/lb) (3)	70.0	70.7	72.4	69.0
Styrene (cents/lb) (4)	90.3	85.1	93.8	85.0
Caustic soda ($/short ton) (5)	781.7	646.7	775.0	612.8
Chlorine ($/short ton) (6)	347.5	332.5	342.5	320.8
PVC (cents/lb) (7)	67.5	62.5	67.4	61.7
_____________

(1)	Industry pricing data was obtained from IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in millions)
Net cash provided by operating activities	$606	$482	$1,155	$962
Changes in operating assets and liabilities and other	(259)	(255)	(178)	(416)
Deferred income taxes	(29)	(8)	(74)	(23)
Net income	318	219	903	523
Add:
Depreciation and amortization	161	154	473	449
Interest expense	28	40	96	119
Provision for income taxes	73	109	255	233
EBITDA	$580	$522	$1,727	$1,324

Summary
For the quarter ended September 30, 2018, net income attributable to Westlake was $308 million, or $2.35 per diluted share, on net sales of $2,255 million. This represents an increase in net income attributable to Westlake of $97 million, or $0.74 per diluted share, compared to the third quarter of 2017 net income attributable to Westlake of $211 million, or $1.61 per diluted share, on net sales of $2,109 million. Net income for the third quarter of 2018 increased versus the prior-year period primarily due to (1) higher sales prices for caustic soda; (2) higher sales volumes for caustic soda, polyethylene and PVC resin; (3) lower purchased ethylene costs; (4) a lower effective income tax rate resulting from the reduced U.S. corporate income tax rate under the U.S. Tax Cuts and Jobs Act (the "Tax Act"); (5) higher other income, including a one-time gain of $14 million, or $0.08 per diluted share, associated with the settlement of certain pension liabilities; and (6) a lower interest expense due to the repayment of $688 million of debt in February 2018 and $450 million of debt in May 2018. These increases were partially offset by higher ethane feedstock costs. Net sales for the third quarter of 2018 increased by $146 million compared to net sales for the third quarter of 2017, mainly due to higher sales prices for caustic soda and increases in sales volumes for caustic soda, polyethylene and PVC resin. Income from operations was $396 million for the third quarter of 2018 as compared to $364 million for the third quarter of 2017. The increase in income from operations was mainly a result of higher sales prices for caustic soda, higher sales volumes for caustic soda, polyethylene and PVC resin and lower purchased ethylene costs, partially offset by higher ethane feedstock costs, as compared to the third quarter of 2017. Transaction and integration-related costs in the third quarter of 2018 were $5 million, or $0.03 per diluted share.
For the nine months ended September 30, 2018, net income attributable to Westlake Chemical Corporation was $873 million, or $6.67 per diluted share, on net sales of $6,640 million. This represents an increase in net income attributable to Westlake of $371 million, or $2.82 per diluted share, compared to the nine months ended September 30, 2017 net income attributable to Westlake of $502 million, or $3.85 per diluted share, on net sales of $6,031 million. Net income for the first nine months of 2018 increased versus the prior-year period primarily due to (1) higher sales prices for most of our major products, resulting in improved margins; (2) higher sales volumes for caustic soda and PVC resin; (3) lower purchased ethylene costs; (4) a lower effective income tax rate resulting from the reduced U.S. corporate income tax rate under the Tax Act; (5) higher other income, including a one-time pension settlement gain of $14 million, a $6 million pre-tax net gain from the redemption of the 2021 Notes and higher income from unconsolidated subsidiaries; and (6) a lower interest expense. Net sales for the nine months ended September 30, 2018 increased by $609 million compared to net sales for the nine months ended September 30, 2017, mainly due to higher sales prices for major products and increases in sales volumes for caustic soda and PVC resin, partially offset by lower styrene sales volume. Income from operations was $1,201 million for the nine months ended September 30, 2018 as compared to $862 million for the nine months ended September 30, 2017. The increase in income from operations for the nine months ended September 30, 2018 was mainly a result of higher sales prices for our major products, higher sales volumes for caustic soda and PVC resin, lower purchased ethylene costs and improved operating rates in the Vinyls segment due to fewer planned turnarounds and unplanned outages, partially offset by higher ethane feedstock costs, as compared to the nine months ended September 30, 2017. Transaction and integration-related costs in the nine months ended September 30, 2018 were $20 million, or after tax $0.12 per diluted share.
RESULTS OF OPERATIONS
Third Quarter 2018 Compared with Third Quarter 2017
Net Sales. Net sales increased by $146 million, or 6.9%, to $2,255 million in the third quarter of 2018 from $2,109 million in the third quarter of 2017, primarily attributable to higher sales prices for caustic soda and higher sales volumes for caustic soda, polyethylene and PVC resin. Average sales prices for the third quarter of 2018 increased by 4.9% as compared to the third quarter of 2017. Overall sales volume increased by 2.0% for the third quarter of 2018 as compared to the third quarter of 2017.
Gross Profit. Gross profit margin percentage increased to 23.9% in the third quarter of 2018 from 23.5% in the third quarter of 2017. The third quarter of 2018 gross profit margin was higher primarily due to higher sales prices for caustic soda and styrene (resulting in improved margins), higher sales volumes for polyethylene and PVC resin and lower purchased ethylene costs, partially offset by higher ethane feedstock costs, as compared to the third quarter of 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16 million to $114 million in the third quarter of 2018 as compared to $98 million in the third quarter of 2017. This increase was mainly due to an increase in employee compensation and professional consulting fees.
Amortization of Intangibles. Amortization expense was $24 million in the third quarter of 2018 as compared to $27 million in the third quarter of 2017. Amortization expense for the third quarter of 2017 was slightly higher due to the Axiall purchase price allocation related adjustment in the earlier part of that quarter.

Transaction and Integration-related Costs. The transaction and integration-related costs of $5 million in the third quarter of 2018 were comparable to $7 million in the third quarter of 2017. The transaction and integration-related costs primarily consisted of integration-related consulting fees and severance benefits provided in conjunction with the Axiall merger and costs associated with the pending NAKAN acquisition.
Interest Expense. Interest expense decreased by $12 million to $28 million in the third quarter of 2018 from $40 million in the third quarter of 2017, primarily as a result of lower average debt outstanding in the third quarter of 2018 as compared to the third quarter of 2017. The lower average debt balance in the third quarter of 2018 was mainly due to the redemption of the 2023 Notes in May 2018 and the 2021 Notes in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased by $19 million to $23 million in the third quarter of 2018 from $4 million in the third quarter of 2017. The increase was primarily attributable to a one-time pension settlement pre-tax gain of $14 million, increased interest income and higher income from unconsolidated subsidiaries.
Income Taxes. The effective income tax rate was 18.7% for the third quarter of 2018 as compared to 33.1% for the third quarter of 2017. The lower effective tax rate in the third quarter of 2018 as compared to the third quarter of 2017 was primarily a result of the tax law changes enacted under the Tax Act. The Tax Act was signed into law on December 22, 2017. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The effective income tax rate for the third quarter of 2018 was below the U.S. federal statutory rate of 21.0% primarily due to certain discrete tax benefit adjustments related to the re-measurement of state deferred tax balances and change in income tax estimate as a result of the filing of our 2017 U.S. federal income tax return. The effective income tax rate for the third quarter of 2017 was below the U.S. federal statutory rate of 35.0% primarily due to a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $39 million, or 7.8%, to $541 million in the third quarter of 2018 from $502 million in the third quarter of 2017. The increase was mainly due to higher sales volume for polyethylene and higher styrene sales price. Average sales volumes for the Olefins segment increased by 6.1% in the third quarter of 2018 as compared to the third quarter of 2017. Average sales prices for the Olefins segment increased marginally by 1.7% in the third quarter of 2018 as compared to the third quarter of 2017.
Income from Operations. Income from operations for the Olefins segment decreased by $4 million to $162 million in the third quarter of 2018 from $166 million in the third quarter of 2017. This decrease was primarily due to lower margins resulting from higher feedstock costs, partially offset by higher sales volume for polyethylene and higher styrene sales prices, as compared to the prior-year period. Trading activity for the third quarter of 2018 resulted in a gain of $4 million as compared to a gain of $7 million for the third quarter of 2017.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $107 million, or 6.7%, to $1,714 million in the third quarter of 2018 from $1,607 million in the third quarter of 2017. This increase was mainly attributable to higher sales prices for caustic soda and higher sales volumes for caustic soda and PVC resin, as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 5.9% in the third quarter of 2018, as compared to the third quarter of 2017. Average sales volumes for the Vinyls segment increased by 0.7% in the third quarter of 2018 as compared to the third quarter of 2017.
Income from Operations. Income from operations for the Vinyls segment increased by $37 million to $251 million in the third quarter of 2018 from $214 million in the third quarter of 2017. This increase was mainly attributable to higher sales prices and volumes for caustic soda, higher volumes for PVC resin and lower purchased ethylene costs.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Net Sales. Net sales increased by $609 million, or 10.1%, to $6,640 million for the nine months ended September 30, 2018 from $6,031 million for the nine months ended September 30, 2017, primarily attributable to higher sales prices for our major products and higher sales volumes for caustic soda and PVC resin. Average sales prices for the nine months ended September 30, 2018 increased by 7.1% as compared to the nine months ended September 30, 2017. Overall sales volume increased by 3.0% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Gross Profit. Gross profit margin percentage increased to 24.6% for the nine months ended September 30, 2018 from 21.0% for the nine months ended September 30, 2017. The nine months ended September 30, 2018 gross profit margin was higher primarily due to higher sales prices for our major products, higher sales volumes for caustic soda and PVC resin, lower purchased ethylene costs and improved operating rates in the Vinyls segment due to fewer planned turnarounds and unplanned outages, partially offset by higher ethane feedstock costs, as compared to the nine months ended September 30, 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $39 million to $337 million for the nine months ended September 30, 2018 as compared to $298 million for the nine months ended September 30, 2017. This increase was mainly due to an increase in employee compensation and professional consulting fees.
Amortization of Intangibles. Amortization expense was $75 million for the nine months ended September 30, 2018 as compared to $82 million for the nine months ended September 30, 2017. Amortization expense for the nine months ended September 30, 2017 was higher due to the Axiall purchase price allocation related adjustment to the customer relationship balance.
Transaction and Integration-related Costs. The transaction and integration-related costs of $20 million for the nine months ended September 30, 2018 were comparable to $23 million for the nine months ended September 30, 2017. The transaction and integration-related costs primarily consisted of integration-related consulting fees and severance benefits provided in conjunction with the Axiall merger.
Interest Expense. Interest expense decreased by $23 million to $96 million for the nine months ended September 30, 2018 from $119 million for the nine months ended September 30, 2017, primarily as a result of lower average debt outstanding for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The lower average debt balance for the nine months ended September 30, 2018 was mainly due to the redemption of the 2023 Notes in May 2018 and the 2021 Notes in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income (Expense), Net. Other income, net increased by $40 million to $53 million for the nine months ended September 30, 2018 from $13 million for the nine months ended September 30, 2017. The increase was primarily attributable to a one-time pension settlement gain of $14 million, a net gain of $6 million recognized on the redemption of the 2021 Notes and increased interest income and income from unconsolidated subsidiaries.
Income Taxes. The effective income tax rate was 22.0% for the nine months ended September 30, 2018 as compared to 30.8% for the nine months ended September 30, 2017. The lower effective tax rate for the nine months ended September 30, 2018 was primarily a result of the tax law changes enacted under the Tax Act. The effective income tax rate for the nine months ended September 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the nine months ended September 30, 2017 was below the U.S. federal statutory rate of 35.0% primarily due to certain discrete adjustments, a higher domestic manufacturing deduction, depletion deductions, income attributable to noncontrolling interests, research and development credits and the foreign earnings rate differential, partially offset by state income taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $8 million, or 0.5%, to $1,526 million for the nine months ended September 30, 2018 from $1,534 million for the nine months ended September 30, 2017. The decrease was mainly due to lower sales volume for styrene as a result of a planned turnaround in our Olefins segment in the second quarter of 2018, partially offset by higher sales prices for our major products, as compared to the prior-year period. Average sales volumes for the Olefins segment decreased by 2.8% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Average sales prices for the Olefins segment increased by 2.2% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Income from Operations. Income from operations for the Olefins segment decreased by $6 million to $483 million for the nine months ended September 30, 2018 from $489 million for the nine months ended September 30, 2017. The decrease was primarily due to higher feedstock costs and impacts associated with planned turnarounds and unplanned outages, partially offset by higher sales prices for our major products, as compared to the prior-year period. Trading activity for the nine months ended September 30, 2018 resulted in a gain of $6 million as compared to a loss of $3 million for the nine months ended September 30, 2017.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $617 million, or 13.7%, to $5,114 million for the nine months ended September 30, 2018 from $4,497 million for the nine months ended September 30, 2017. This increase was mainly attributable to higher sales prices and volumes for our major products as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 8.8% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Average sales volumes for the Vinyls segment increased by 5.0% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Income from Operations. Income from operations for the Vinyls segment increased by $363 million to $788 million for the nine months ended September 30, 2018 from $425 million for the nine months ended September 30, 2017. This increase was mainly attributable to higher sales prices and volumes for our major products, lower purchased ethylene costs, improved operating rates and lower costs associated with planned turnarounds and unplanned outages, as compared to the nine months ended September 30, 2017.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Cash Flows
Operating Activities
Operating activities provided cash of $1,155 million in the first nine months of 2018 compared to cash provided by operating activities of $962 million in the first nine months of 2017. The $193 million increase in cash flows from operating activities was mainly due to an increase in income from operations during the first nine months of 2018 as compared to the first nine months of 2017, partially offset by an increase in working capital requirements and higher turnaround related expenditures during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in income from operations was primarily due to higher prices for our major products and stronger sales for Vinyls segment products. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, used cash of $252 million in the first nine months of 2018, compared to $26 million of cash used in the first nine months of 2017, an unfavorable change of $226 million. The change was mainly driven by unfavorable changes in accounts receivable, inventories and accounts payable and accrued liabilities. Unfavorable changes were primarily the result of an increase in sales and higher feedstock costs in the first nine months of 2018, as compared to the first nine months of 2017, as well as changes in accounts payable and accrued liabilities primarily due to the timing of purchases and payments to suppliers.
Investing Activities
Net cash used for investing activities during the first nine months of 2018 was $561 million as compared to net cash used for investing activities of $460 million in the first nine months of 2017. Capital expenditures were $507 million in the first nine months of 2018 compared to $414 million in the first nine months of 2017. Capital expenditures in the first nine months of 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. Capital expenditures in the first nine months of 2017 were incurred on the upgrade and expansion of OpCo's ethylene unit at our Calvert City site and on projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $53 million and $47 million in the first nine months of 2018 and 2017, respectively, to fund the construction costs of the ethylene plant contemplated by our joint venture LACC, LLC ("LACC"). In addition, we invested $10 million in other unconsolidated subsidiaries in the first nine months of 2018. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion on LACC.

Financing Activities
Net cash used for financing activities during the first nine months of 2018 was $1,331 million as compared to net cash used by financing activities of $460 million in the first nine months of 2017. We used $1,177 million for the repayment of notes payable, of which $704 million was used for the redemption of the 2021 Notes in February 2018 and $461 million was used for the redemption of the 2023 Notes in May 2018 and the remaining balance was used for the repayment of short-term notes payable. The remaining activities during the first nine months of 2018 were primarily related to the $87 million payment of cash dividends, the $37 million payment of cash distributions to noncontrolling interests and proceeds of $11 million from the issuance of short-term notes payable. The financing activities during the first nine months of 2017 were mainly related to the repayment of our term loan of $150 million and the repayment of borrowings under the Credit Agreement in the amount of $550 million. These uses were partially offset by a drawdown under the Credit Agreement of $225 million and net proceeds of $111 million from the issuance of Westlake Partners' common units in its secondary offering in September 2017. The remaining activity during the first nine months of 2017 was primarily related to the $76 million payment of cash dividends, the $21 million payment of cash distributions to noncontrolling interests and the repayment of $7 million of short-term notes payable to banks in connection with the payment of suppliers through letters of credit.
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
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2018, we had repurchased 4,709,451 shares of our common stock for an aggregate purchase price of approximately $278 million under the 2014 Program. During the nine months ended September 30, 2018, 515,853 shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In connection with the Axiall merger, we became a party to the LACC joint venture. The ethylene facility is located adjacent to our vinyls facility in Lake Charles. Pursuant to the contribution and subscription agreement, we agreed to make a maximum capital commitment to LACC of up to $225 million to fund the construction costs of the ethylene plant, which represents approximately 10.0% of the interests in LACC. The construction of the ethylene plant commenced in January 2016, with an anticipated start-up in 2019. As of September 30, 2018, we had funded approximately $178 million of our portion of the construction costs of the ethylene plant.
On September 25, 2018, we announced that we have issued an exclusive, binding offer to acquire NAKAN, a global compounding solutions business. Under the terms of the offer, which is subject to exclusivity protection, Westlake will pay approximately $265 million in cash, subject to adjustment.
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
Cash and Cash Equivalents
As of September 30, 2018, our cash and cash equivalents totaled $788 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.

Debt
As of September 30, 2018, our indebtedness totaled $2.7 billion. See Note 6 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 6 to the consolidated financial statements.
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
Credit Agreement
On July 24, 2018, the Company entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "New Credit Agreement") and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Credit Agreement"). The New Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2018, the Company had no borrowings outstanding under the New Credit Agreement. As of September 30, 2018, the Company had outstanding letters of credit totaling $4 million and borrowing availability of $996 million under the New Credit Agreement. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2018, the Company was in compliance with the total leverage ratio financial maintenance covenant.
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
3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we completed the private offering of $750 million aggregate principal amount of our 3.60% 2026 Senior Notes and $700 million aggregate principal amount of our 5.0% 2046 Senior Notes. In March 2017 the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new Securities and Exchange Commission ("SEC")-registered notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100% of the 5.0% 2046 Senior Notes were exchanged. The notes that were not exchanged in the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2018 was 1.64% and at December 31, 2017 was 1.73%.
The indenture governing the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 3.60% 2022 Senior Notes and the 4.375% 2047 Senior Notes contains customary events of default and covenants that will restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.

As of September 30, 2018, we were in compliance with all of the covenants with respect to the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 6 ½% 2029 GO Zone Senior Notes, the 3.50% 2032 Go Zone Refunding Senior Notes, the 6 ½% 2035 GO Zone Senior Notes, the 6 ½% 2035 IKE Zone Senior Notes, the New Credit Agreement and the waste disposal revenue bonds.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Partners, originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2018, outstanding borrowings under the credit facility totaled $254 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLP, is the lender party to a $600 million revolving credit facility with OpCo. The revolving credit facility was amended on September 25, 2018 to extend the maturity date from August 2019 to September 2023 and to revise the applicable margin from 3.0% to 2.0%. As of September 30, 2018, outstanding borrowings under the credit facility totaled $224 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under the Credit Agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industry;

•	timing, terms and results of our pending offer to acquire NAKAN;

•	timing, funding and results of capital projects, such as the construction of the LACC plant and associated facilities;

•	pension plan obligations, funding requirements and investment policies;

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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2018, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3 million and a hypothetical $0.10 increase in the price of a mmbtu of natural gas would have increased our income before taxes by $1 million.

Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2018, we had $11 million principal amount of variable rate debt outstanding. The debt outstanding under the tax-exempt waste disposal revenue bonds is at a variable rate. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of September 30, 2018 was 1.64%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense. Also, at September 30, 2018, we had $2,704 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $27 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2017 Form 10-K, filed on February 21, 2018, contained a description of various legal proceedings in which we are involved. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
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

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. We have been negotiating a possible global settlement of these and several other matters with the Louisiana Department of Environmental Quality ("LDEQ"). In May 2018, we reached an agreement in principal with the LDEQ to resolve these consolidated enforcement matters for a penalty of $162,500. The settlement agreement is being prepared and when finalized will be subject to public comment and approval by the Louisiana Attorney General.

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

•
On November 24, 2014, we entered into an Agreed Order with the Kentucky Energy and Environmental Cabinet ("KEEC") regarding our Kentucky Pollutant Discharge Elimination System ("KPDES") permit limits for hexachlorobenzene and mercury at our Calvert City, Kentucky facility. We and the KEEC recently negotiated a new Agreed Order under which we will be subject to new interim discharge limits for hexachlorobenzene in addition to accompanying stipulated penalties for exceedances of those interim discharge limits, which penalties we believe may, in the aggregate, reach or exceed $100,000.

•
The KEEC has indicated that it intends to proceed with enforcement on two Notices of Violation ("NOVs") received by our Calvert City, Kentucky facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. In August 2018, the parties agreed to resolve the matter by entering into an order under which we will be obligated to undertake certain corrective actions and pay a penalty of $175,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2017 Form 10-K. There have been no material changes from those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2018 (1)	1,301	$107.34	—	$171,285,000
August 2018	379,567	$98.12	379,567	$284,041,000
September 2018 (1)	136,952	$91.25	136,286	$271,606,000
	517,820	$96.33	515,853
_____________

(1)
Includes 1,301 and 666 shares withheld during July 2018 and September 2018, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million share repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2018, 4,709,451 shares of common stock had been acquired at an aggregate purchase price of approximately $278 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 6, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)