Form 10-Q
period 2019-03-31
WESTLAKE CHEMICAL CORP
filed 2019-05-02
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WLK	The New York Stock Exchange
The number of shares outstanding of the registrant's sole class of common stock as of April 25, 2019 was 128,593,073.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$445	$753
Accounts receivable, net	1,121	1,037
Inventories	1,021	1,014
Prepaid expenses and other current assets	40	38
Total current assets	2,627	2,842
Property, plant and equipment, net	6,720	6,595
Operating lease right-of-use assets	400	—
Goodwill	1,047	1,002
Customer relationships, net	563	525
Other intangible assets, net	188	134
Other assets, net	559	504
Total assets	$12,104	$11,602
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$548	$507
Accrued and other liabilities	678	676
Total current liabilities	1,226	1,183
Long-term debt, net	2,669	2,668
Deferred income taxes	1,199	1,159
Pension and other post-retirement benefits	336	337
Operating lease liabilities	311	—
Other liabilities	178	179
Total liabilities	5,919	5,526
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2019 and December 31, 2018, respectively	1	1
Common stock, held in treasury, at cost; 6,059,073 and 6,183,125 shares at March 31, 2019 and December 31, 2018, respectively	(371)	(382)
Additional paid-in capital	553	556
Retained earnings	5,513	5,477
Accumulated other comprehensive loss	(64)	(62)
Total Westlake Chemical Corporation stockholders' equity	5,632	5,590
Noncontrolling interests	553	486
Total equity	6,185	6,076
Total liabilities and equity	$12,104	$11,602
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,025	$2,150
Cost of sales	1,726	1,608
Gross profit	299	542
Selling, general and administrative expenses	116	108
Amortization of intangibles	27	26
Restructuring, transaction and integration-related costs	22	7
Income from operations	134	401
Other income (expense)
Interest expense	(30)	(37)
Other income, net	9	22
Income before income taxes	113	386
Provision for income taxes	31	89
Net income	82	297
Net income attributable to noncontrolling interests	10	10
Net income attributable to Westlake Chemical Corporation	$72	$287
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.56	$2.21
Diluted	$0.55	$2.20
Weighted average common shares outstanding:
Basic	128,528,480	129,483,968
Diluted	128,913,921	130,190,892
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions of dollars)
Net income	$82	$297
Other comprehensive loss, net of income taxes
Foreign currency translation adjustments
Foreign currency translation	(2)	(6)
Income tax benefit on foreign currency translation	—	4
Other comprehensive loss, net of income taxes	(2)	(2)
Comprehensive income	80	295
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2019 and 2018, respectively	10	12
Comprehensive income attributable to Westlake Chemical Corporation	$70	$283
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	287	—	10	297
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	2	(2)
Shares issued—stock-based compensation	—	—	(175,143)	10	(4)	—	—	—	6
Stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balances at March 31, 2018	134,651,380	$1	5,057,732	$(292)	$555	$4,874	$3	$500	$5,641

Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	$1	6,059,073	$(371)	$553	$5,513	$(64)	$553	$6,185
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$82	$297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	171	156
Stock-based compensation expense	7	6
Disposition and write-off of property, plant and equipment	20	6
Deferred income taxes	15	16
Other losses (gains), net	9	(7)
Changes in operating assets and liabilities
Accounts receivable	(41)	(133)
Inventories	19	(41)
Prepaid expenses and other current assets	4	2
Accounts payable	(7)	(13)
Accrued and other liabilities	(110)	(48)
Other, net	(22)	(16)
Net cash provided by operating activities	147	225
Cash flows from investing activities
Acquisition of business, net of cash acquired	(236)	—
Additions to property, plant and equipment	(203)	(154)
Additions to investments in unconsolidated subsidiaries	(42)	(26)
Other, net	6	2
Net cash used for investing activities	(475)	(178)
Cash flows from financing activities
Dividends paid	(33)	(27)
Distributions to noncontrolling interests	(8)	(7)
Proceeds from notes payable	1	4
Proceeds from issuance of Westlake Chemical Partners LP common units	63	—
Redemption and repayment of notes payable	(4)	(706)
Other	2	5
Net cash provided by (used for) financing activities	21	(731)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	4
Net decrease in cash, cash equivalents and restricted cash	(308)	(680)
Cash, cash equivalents and restricted cash at beginning of period	775	1,554
Cash, cash equivalents and restricted cash at end of period	$467	$874
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), filed with the SEC on February 20, 2019. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2018 with the exception of those accounting standards adopted in 2019 as discussed in Note 1.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018, and the changes in its cash position for the three months ended March 31, 2019 and 2018.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2019 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Credit Losses (ASU No. 2016-13)
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard will be effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments are effective for periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company's fair value disclosures. However, the standard is not expected to have an impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Recently Adopted Accounting Standards
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on lease accounting that supersedes the previously issued leases guidance. The new standard requires lessees to recognize assets and liabilities for all long-term operating leases. An asset is recognized for the right to use an underlying leased asset and a liability is recognized for the obligation to make payments over the lease term. The standard also requires expanded lease disclosures. The standard requires a modified retrospective adoption approach and allows for the election of certain transition expedients.
The Company adopted the standard January 1, 2019 using the optional transition method which allows entities to recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The Company elected the package of optional transition expedients and was not required to reassess (1) whether any existing contracts are or contain leases, (2) classification of existing leases as operating or capital or (3) whether initial direct costs for existing leases qualify for capitalization under the new accounting standard. The Company did not elect the use of hindsight to determine the lease term when considering lease renewal or termination options. Additionally, the Company elected to continue accounting for existing land easements under its accounting policies that were in effect prior to adoption of the new lease standard.
The following amounts were recorded as a result of adopting the new lease standard on January 1, 2019:

Operating Lease Assets and Liabilities	Balance Sheet Location	Amounts Recorded in the Consolidated Balance Sheet January 1, 2019
Right-of-use assets	Operating lease right-of-use assets	$421
Current lease liabilities	Accrued and other liabilities	(94)
Non-current lease liabilities	Operating lease liabilities	(331)
Deferred rent	Other liabilities	4
2. Financial Instruments
Cash Equivalents
The Company had $0 and $10 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2019 and December 31, 2018, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $22 and $22 at March 31, 2019 and December 31, 2018. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018
Trade customers	$1,055	$969
Affiliates	7	6
Allowance for doubtful accounts	(24)	(23)
	1,038	952
Federal and state taxes	51	57
Other	32	28
Accounts receivable, net	$1,121	$1,037

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished products	$655	$657
Feedstock, additives, chemicals and other raw materials	217	203
Materials and supplies	149	154
Inventories	$1,021	$1,014
5. Leases
The Company is obligated under various long-term and short-term operating leases for rail cars, buildings, land and other transportation and storage assets. The Company determines whether an arrangement is, or contains, a lease at contract inception. Some of the Company's arrangements contain both lease and non-lease components. For certain transportation equipment leases, the Company accounts for the lease and non-lease components as a single lease component. The Company records right-of-use assets and corresponding lease liabilities for operating leases with terms greater than one year. Operating lease right-of-use assets and liabilities are recorded at the present value of the fixed lease payments over the life of the lease. The majority of the Company's leases do not provide an implicit rate. Therefore, the Company uses its incremental borrowing rate at lease commencement to measure operating lease right-of-use assets and lease liabilities. Certain of the Company's leases provide for renewal and purchase options. Renewal and purchase options are evaluated at lease commencement and included in the lease term if they are reasonably certain to be exercised. Short-term leases are recognized in rental expense on a straight-line basis over the lease term and are not recorded in the consolidated balance sheets. The Company's finance leases are not material to the consolidated financial statements.
Lease related asset and liability balances were as follows:

March 31, 2019
Operating Leases
Right-of-use assets	$400

Accrued and other liabilities	$93
Operating lease liabilities	311
Total operating lease liabilities	$404

Weighted Average Remaining Term (in years)	7
Weighted Average Lease Discount Rate	3.5%
The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statement of operations for the three months ended March 31, 2019. The components of operating lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost (1)	$28
Short-term lease cost	14
Total operating lease cost	$42
_____________

(1)	Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Maturities of lease liabilities were as follows at March 31, 2019:

Operating Leases
2019 (excluding the three months ended March 31, 2019)	$80
2020	91
2021	70
2022	56
2023	43
Thereafter	147
Total lease payments	487
Less: imputed interest	(83)
Present value of lease liabilities	$404
Future lease commitments for operating lease obligations were as follows at December 31, 2018:

Operating Leases
2019	$94
2020	89
2021	70
2022	56
2023	42
Thereafter	152
Total lease payments	$503
6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2018	$30	$972	$1,002
Goodwill acquired during the period	—	44	44
Effects of changes in foreign exchange rates	—	1	1
Balances at March 31, 2019	$30	$1,017	$1,047
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable—third parties	$525	$504
Accounts payable to affiliates	1	2
Notes payable	22	1
Accounts and notes payable	$548	$507

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(8)	742	750	(9)	741
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(24)	676	700	(24)	676
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(2)	248	250	(2)	248
Total Long-term debt	$2,715	$(46)	$2,669	$2,715	$(47)	$2,668
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2019, the Company had no borrowings outstanding under the Credit Agreement. As of March 31, 2019, the Company had outstanding letters of credit totaling $4 and borrowing availability of $996 under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2019, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of March 31, 2019, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $25 and $25 at March 31, 2019 and December 31, 2018, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive income (loss) before reclassifications	—	(4)	(4)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	—	(4)	(4)
Balances at March 31, 2018	$43	$(40)	$3

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	—	(2)	(2)
Balances at March 31, 2019	$27	$(91)	$(64)
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$252	$249	$248
3.60% 2026 Senior Notes	742	726	741	692
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	106	99	106
6 ½% 2035 GO Zone Senior Notes	88	94	88	95
6 ½% 2035 IKE Zone Senior Notes	65	69	65	69
5.0% 2046 Senior Notes	676	681	676	641
4.375% 2047 Senior Notes	491	443	491	417
3.50% 2032 GO Zone Refunding Senior Notes	248	249	248	233
11. Income Taxes
The effective income tax rates were 27.4% and 22.9% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the three months ended March 31, 2019 was above the statutory rate of 21.0% primarily due to state taxes, foreign taxes and the tax effect related to charges associated with the write-off of certain assets. The effective income tax rate for the three months ended March 31, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to state and foreign taxes.
12. Earnings and Dividends per Share
Earnings per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the effects of certain stock options and performance stock units.

	Three Months Ended March 31,
	2019	2018
Net income attributable to Westlake Chemical Corporation	$72	$287
Less:
Net income attributable to participating securities	(1)	(2)
Net income attributable to common shareholders	$71	$285
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Weighted average common shares—basic	128,528,480	129,483,968
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	385,441	706,924
Weighted average common shares—diluted	128,913,921	130,190,892

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.56	$2.21
Diluted	$0.55	$2.20

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share are options to purchase 320,473 and 84,673 shares of common stock for the three months ended March 31, 2019 and 2018, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Dividends per common share	$0.2500	$0.2100
13. Supplemental Information
Other Assets, net
The Company's investment in a joint venture with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC, was $225 and $183 at March 31, 2019 and December 31, 2018, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $678 and $676 at March 31, 2019 and December 31, 2018, respectively. Accrued rebates, which are a component of accrued and other liabilities, were $65 and $125 at March 31, 2019 and December 31, 2018, respectively. Other than the lease liability disclosed in Note 5, no other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with affiliates were $27 and $54 at March 31, 2019 and December 31, 2018, respectively.
Restructuring, Transaction and Integration-related Costs
For the three months ended March 31, 2019, the restructuring, transaction and integration-related costs primarily consisted of restructuring expenses of $19 and integration-related consulting fees and costs associated with acquisition of $3. The restructuring expenses consisted of charges associated with the write-off of certain assets.
Other Income, Net
For the three months ended March 31, 2019, other income, net included income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $4 and $3, respectively. For the three months ended March 31, 2018, other income, net included income from unconsolidated subsidiaries, gain on redemption of senior notes and interest income on cash and cash equivalents of $9, $6 and $4, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $10 for the three months ended March 31, 2019. The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $10 for the three months ended March 31, 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Operating cash flows from operating leases (1)	$(28)
Right-of-use assets obtained in exchange for operating lease obligations	$3
_____________

(1)
Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets. For the three months ended March 31, 2019, finance lease related cash flows used for operating and financing activities were not material to the consolidated statement of cash flows.

14. Acquisition
On January 2, 2019, the Company acquired all of the outstanding equity interests in the parent entity of NAKANTM global compounding solutions business. NAKAN's products are used in a wide-variety of applications, including in the automotive, building and construction, and medical industries.
The closing purchase price of $246 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of NAKAN are included in the Vinyls segment.
NAKAN's net sales and earnings included in the consolidated statements of operations since the acquisition date were not material to the Company's consolidated statements of operations for the three months ended March 31, 2019. The acquisition-related costs recognized in the consolidated statement of operation for the three months ended March 31, 2019 were not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the three months ended March 31, 2019 and 2018.
The following table summarizes the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $44 was recorded. The goodwill recognized is primarily attributable to the expected synergies to be achieved from the business combination. The amount of goodwill that may be deductible for income tax purposes is not expected to be material.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The information below represents the preliminary purchase price allocation:

Cash	$10
Accounts receivable	53
Inventories	39
Prepaid expenses and other current assets	7
Property, plant and equipment	75
Operating lease right-of-use assets	3
Intangible assets:
Customer relationships (weighted average lives of 17 years)	60
Technology (weighted average lives of 14 years)	40
Trade name (life of 15 years)	20
Other assets	10
Total assets acquired	317
Accounts and notes payable	56
Accrued and other liabilities	21
Deferred income taxes	26
Pension and other post-retirement benefits	4
Operating lease liabilities	3
Other long-term liabilities	5
Total liabilities assumed	115
Total identifiable net assets acquired	202
Goodwill	44
Total purchase consideration	$246
15. Commitments and Contingencies
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
The Company and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin Corporation), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits are filed on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present. Plaintiffs seek an unspecified amount of damages and injunctive relief. The Company believes the claims are without merit and intends to defend against them vigorously. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Environmental. As of March 31, 2019 and December 31, 2018, the Company had reserves for environmental contingencies totaling approximately $53 and $54, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an Administrative Settlement Agreement and Order on Consent for Remedial Design. The Company's allocation of liability for remedial or O&M costs, if any, will be determined by the outcome of the contractual dispute with Goodrich/PolyOne, which is the subject of a pending arbitration proceeding as described below.
In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, PolyOne filed a demand for arbitration. In this proceeding, PolyOne seeks to readjust the percentage allocation of future costs and to recover approximately $10 from the Company in reimbursement of previously paid remediation costs. The Company filed a cross demand for arbitration seeking unreimbursed remediation costs incurred during the relevant period.
On July 10, 2018, PolyOne filed another action in the U.S. District Court for the Western District of Kentucky, seeking for the court to issue an injunction against continued proceedings in the arbitration. On January 15, 2019, the court granted the Company's Motion to dismiss the case. On February 13, 2019, PolyOne filed an appeal of that decision with the Sixth Circuit court of appeals. The arbitration hearing began in August 2018 and concluded in December 2018. During the arbitration hearing, PolyOne paid all amounts comprising the Company's cross demand. A decision from the panel is anticipated in the second quarter of 2019.
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

	Three Months Ended March 31,
	2019	2018
Net external sales
Olefins
Polyethylene	$337	$369
Styrene, feedstock and other	122	134
Total Olefins	459	503
Vinyls
PVC, caustic soda and other	1,307	1,358
Building products	259	289
Total Vinyls	1,566	1,647
	$2,025	$2,150

Intersegment sales
Olefins	$92	$120
Vinyls	—	—
	$92	$120

Income (loss) from operations
Olefins	$37	$163
Vinyls	101	266
Corporate and other	(4)	(28)
	$134	$401

Depreciation and amortization
Olefins	$35	$34
Vinyls	134	118
Corporate and other	2	4
	$171	$156

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2019	2018
Other income, net
Olefins	$2	$2
Vinyls	4	12
Corporate and other	3	8
	$9	$22

Provision for (benefit from) income taxes
Olefins	$9	$37
Vinyls	23	61
Corporate and other	(1)	(9)
	$31	$89

Capital expenditures
Olefins	$25	$22
Vinyls	177	130
Corporate and other	1	2
	$203	$154
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2019	2018
Income from operations	$134	$401
Interest expense	(30)	(37)
Other income, net	9	22
Income before income taxes	$113	$386

	March 31, 2019	December 31, 2018
Total assets
Olefins	$2,137	$2,024
Vinyls	9,609	8,879
Corporate and other	358	699
	$12,104	$11,602
17. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, WLKP completed its initial public offering of 12,937,500 common units.
On March 29, 2019, WLKP purchased an additional 4.5% newly issued limited partner interest in OpCo for approximately $201 and completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of 2,940,818 common units issued in the private placement.
At March 31, 2019, WLKP had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of limited partner interest (consisting of 14,122,230 common units) and incentive distribution rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation ("Westlake" or the "Company") and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies, an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. With the acquisition of Axiall Corporation ("Axiall") in 2016, Westlake is the third-largest chlor-alkali producer and the third-largest PVC producer in the world. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which has resulted in improved operating rates and caustic soda pricing. Westlake is the second-largest purchaser of ethylene in the U.S., and lower prices of ethylene could positively impact our Vinyls segment. Our recent acquisition of NAKAN TM is expected to expand our Vinyls segment's downstream business and increase our global footprint.
Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Depending on the performance of the global economy, the trend of crude oil prices and potential changes in international trade and tariffs policies in the remainder of 2019 and beyond, our financial condition, results of operations or cash flows could be negatively or positively impacted.
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is calculated as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows.
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
Recent Developments
On March 29, 2019, Westlake Chemical Partners LP ("WLKP") purchased an additional 4.5% newly issued limited partner interest in Westlake Chemical OpCo LP ("OpCo") for approximately $201 million, resulting in WLKP holding a 22.8% limited partner interest in OpCo and our holding a 77.2% limited partner interest in OpCo, effective January 1, 2019. On March 29, 2019, WLKP also completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63 million.
On January 2, 2019, we completed the acquisition of NAKAN, a global compounding solutions business, for approximately $246 million. NAKAN products are used in a wide-variety of applications in the automotive, building and construction and medical industries.

Results of Operations

	Three Months Ended March 31,
	2019	2018

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$337	$369
Styrene, feedstock and other	122	134
Total Olefins	459	503
Vinyls
PVC, caustic soda and other	1,307	1,358
Building products	259	289
Total Vinyls	1,566	1,647
Total	$2,025	$2,150

Income (loss) from operations
Olefins	$37	$163
Vinyls	101	266
Corporate and other	(4)	(28)
Total income from operations	134	401
Interest expense	(30)	(37)
Other income, net	9	22
Provision for income taxes	31	89
Net income	82	297
Net income attributable to noncontrolling interests	10	10
Net income attributable to Westlake Chemical Corporation	$72	$287
Diluted earnings per share	$0.55	$2.20
EBITDA (1)	$314	$579
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2019
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-23.2%	+14.5%
Vinyls	-3.9%	-1.1%
Company	-8.4%	+2.5%

	Three Months Ended March 31,
	2019	2018
Average industry prices (1)
Ethane (cents/lb)	10.0	8.5
Propane (cents/lb)	15.7	20.2
Ethylene (cents/lb) (2)	17.0	23.6
Polyethylene (cents/lb) (3)	60.0	73.7
Styrene (cents/lb) (4)	78.8	98.3
Caustic soda ($/short ton) (5)	716.7	748.3
Chlorine ($/short ton) (6)	175.0	160.0
PVC (cents/lb) (7)	68.8	67.2
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

(3)	Represents average North American net transaction prices of polyethylene low density GP-Film grade over the period as reported by IHS.

(4)	Represents average North American contract prices of styrene over the period as reported by IHS.

(5)	Represents average North American United States Gulf Coast undiscounted contract prices of caustic soda over the period as reported by IHS.

(6)
Represents average North American contract prices of chlorine over the period as reported by IHS. Effective January 1, 2019, IHS made a non-market average downward adjustment of $172.50 per short ton to chlorine prices. For comparability, we adjusted the prior period's chlorine price downward by $172.50 per short ton consistent with the IHS non-market adjustment.

(7)	Represents average North American contract prices of polyvinyl chloride (PVC) over the period as reported by IHS.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018

	(dollars in millions)
Net cash provided by operating activities	$147	$225
Changes in operating assets and liabilities and other	(50)	88
Deferred income taxes	(15)	(16)
Net income	82	297
Less:
Other income, net	9	22
Interest expense	(30)	(37)
Provision for income taxes	(31)	(89)
Income from operations	134	401
Add:
Depreciation and amortization	171	156
Other income, net	9	22
EBITDA	$314	$579

Summary
For the quarter ended March 31, 2019, net income attributable to Westlake was $72 million, or $0.55 per diluted share, on net sales of $2,025 million. This represents a decrease in net income attributable to Westlake of $215 million, or $1.65 per diluted share, compared to the first quarter of 2018 net income attributable to Westlake of $287 million, or $2.20 per diluted share, on net sales of $2,150 million. Income from operations was $134 million for the first quarter of 2019 as compared to $401 million for the first quarter of 2018. Net income and income from operations for the first quarter of 2019 decreased versus the prior-year period primarily due to lower sales prices for our major products, higher ethane feedstock costs as a result of increased olefins industry production capacity beginning in the second half of 2018 and higher restructuring, transaction and integration-related costs. Sales prices for many of our major products fell following the sharp decline in global crude oil prices, continuing weaker demand driven by the international trade uncertainties, increased olefins industry capacity and high global chlor-alkali operating rates. Net sales for the first quarter of 2019 decreased by $125 million compared to net sales for the first quarter of 2018, mainly due to lower sales prices for our major products and lower sales volumes for downstream vinyls products, partially offset by an increase in sales volumes for polyethylene and styrene and the contribution from NAKAN, which was acquired in January 2019. Restructuring, transaction and integration-related costs in the first quarter of 2019 were $22 million, or $0.16 per diluted share.
RESULTS OF OPERATIONS
First Quarter 2019 Compared with First Quarter 2018
Net Sales. Net sales decreased by $125 million, or 6%, to $2,025 million in the first quarter of 2019 from $2,150 million in the first quarter of 2018, primarily attributable to lower sales prices for our major products and lower sales volumes for downstream vinyls products, partially offset by higher sales volumes for polyethylene and styrene and the contribution from NAKAN. Average sales prices for the first quarter of 2019 decreased by 8% as compared to the first quarter of 2018. Overall sales volume increased by 3% for the first quarter of 2019 as compared to the first quarter of 2018.
Gross Profit. Gross profit margin percentage decreased to 15% in the first quarter of 2019 from 25% in the first quarter of 2018. The first quarter of 2019 gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins) and higher ethane feedstock costs, partially offset by lower purchased ethylene feedstock costs, as compared to the first quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8 million to $116 million in the first quarter of 2019 as compared to $108 million in the first quarter of 2018. This increase was mainly due to selling, general and administrative expenses related to NAKAN.
Amortization of Intangibles. Amortization expense was $27 million in the first quarter of 2019, which was comparable to $26 million in the first quarter of 2018.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $22 million in the first quarter of 2019 were higher as compared to $7 million in the first quarter of 2018. The restructuring, transaction and integration-related costs primarily consisted of restructuring expenses of $19 million and acquisition and integration-related costs of $3 million. The restructuring expenses represent charges associated with the write-off of certain assets.
Interest Expense. Interest expense decreased by $7 million to $30 million in the first quarter of 2019 from $37 million in the first quarter of 2018, primarily as a result of lower average debt outstanding in the first quarter of 2019 as compared to the first quarter of 2018. The lower average debt balance in the first quarter of 2019 was mainly due to the redemption of senior notes in May 2018 and in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $13 million to $9 million in the first quarter of 2019 from $22 million in the first quarter of 2018. The decrease was primarily attributable to lower income from unconsolidated subsidiaries. Additionally, a net gain of $6 million was recognized in the first quarter of 2018 on the redemption of the senior notes.
Income Taxes. The effective income tax rate was 27.4% for the first quarter of 2019 as compared to 22.9% for the first quarter of 2018. The effective tax rate in the first quarter of 2019 was higher as compared to the first quarter of 2018 primarily due to state taxes, foreign taxes and the tax-related charges associated with the write-off of certain assets.

Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $44 million, or 9%, to $459 million in the first quarter of 2019 from $503 million in the first quarter of 2018. The decrease was mainly due to lower sales prices for our major products, partially offset by higher polyethylene and styrene sales volumes. Average sales prices for the Olefins segment decreased by 23% in the first quarter of 2019 as compared to the first quarter of 2018 primarily due to increased global olefins production capacity and the sharp drop in global crude oil prices in late 2018. Average sales volumes for the Olefins segment increased by 15% in the first quarter of 2019 as compared to the first quarter of 2018.
Income from Operations. Income from operations for the Olefins segment decreased by $126 million to $37 million in the first quarter of 2019 from $163 million in the first quarter of 2018. This decrease in income from operations was primarily due to lower margins resulting from lower sales prices for our major products following the sharp drop in global crude oil prices in late 2018 and increased global olefins production capacity, as well as higher ethane feedstock costs, partially offset by higher sales volumes for polyethylene and styrene. Trading activity for the first quarter of 2019 resulted in a loss of approximately $4 million as compared to a gain of $1 million for the first quarter of 2018.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $81 million, or 5%, due to lower sales prices for our major products and lower sales volumes for downstream vinyls products, partially offset by the contributions from NAKAN, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 4% in the first quarter of 2019, as compared to the first quarter of 2018, as high global inventories for caustic soda continued to impact prices, which, combined with the decline in global oil prices in late 2018, lowered the global production cost for PVC resin and, therefore, resulted in lower global PVC sales prices. Average sales volumes for the Vinyls segment decreased by 1% in the first quarter of 2019 as compared to the first quarter of 2018.
Income from Operations. Income from operations for the Vinyls segment decreased by $165 million to $101 million in the first quarter of 2019 from $266 million in the first quarter of 2018. This decrease in income from operations was mainly attributable to reduced margins resulting from lower sales prices for our major products, higher ethane feedstock costs and higher restructuring, transaction and integration-related costs, partially offset by lower purchased ethylene costs.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Cash Flows
Operating Activities
Operating activities provided cash of $147 million in the first three months of 2019 compared to cash provided by operating activities of $225 million in the first three months of 2018. The $78 million decrease in cash flows from operating activities was mainly due to the decrease in income from operations during the first three months of 2019 as compared to the first three months of 2018, partially offset by a decrease in working capital requirements. The decrease in income from operations was primarily due to lower sales prices for our major products and other factors as discussed in the "Summary" above. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts and notes payable and accrued and other liabilities, used cash of $135 million in the first three months of 2019, compared to $233 million of cash used in the first three months of 2018, a favorable change of $98 million. The favorable changes were primarily due to changes in accounts receivable and inventories. The changes in accounts receivable and inventories were primarily the result of a decrease in sales and inventory levels in the first three months of 2019, as compared to the first three months of 2018.
Investing Activities
Net cash used for investing activities during the first three months of 2019 was $475 million as compared to net cash used for investing activities of $178 million in the first three months of 2018. Higher investing activities were primarily due to the acquisition of NAKAN for $236 million, net of its cash balance. Capital expenditures were $203 million in the first three months of 2019 compared to $154 million in the first three months of 2018. Capital expenditures in the first three months of 2019 and 2018 were primarily related to expansion projects, projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $42 million and $16 million in the first three months of 2019 and 2018, respectively, to fund the construction costs of the ethylene plant contemplated by our joint venture LACC, LLC. Additionally, we invested $10 million in other unconsolidated subsidiaries in the first three months of 2018.

Financing Activities
Net cash provided for financing activities during the first three months of 2019 was $21 million as compared to net cash used by financing activities of $731 million in the first three months of 2018. In the first three months of 2019, we received proceeds of $63 million from the issuance of WLKP common units. The remaining activities during the first three months of 2019 were primarily related to the $33 million payment of cash dividends, the $8 million payment of cash distributions to noncontrolling interests and proceeds of $1 million from the issuance and repayment of short-term notes payable. The financing activities during the first three months of 2018 were mainly related to the $704 million redemption of senior notes in February 2018 and the repayment of short-term notes payable. The remaining activities during the first three months of 2018 were primarily related to the $27 million payment of cash dividends, the $7 million payment of cash distributions to noncontrolling interests and issuance of short-term notes payable to banks.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2019, we had repurchased 5,562,479 shares of our common stock for an aggregate purchase price of approximately $335 million under the 2014 Program. During the three months ended March 31, 2019, no shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
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
Cash and Cash Equivalents
As of March 31, 2019, our cash and cash equivalents totaled $445 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of March 31, 2019, our indebtedness totaled $2.7 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2019, we had no borrowings outstanding under the Credit Agreement. As of March 31, 2019, we had outstanding letters of credit totaling $4 million and borrowing availability of $996 million under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2019, we were in compliance with the total leverage ratio financial maintenance covenant.

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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2019 was 1.65% and at December 31, 2018 was 1.85%.
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
As of March 31, 2019, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on WLKP's consolidated leverage ratio), payable quarterly. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2019, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. As of March 31, 2019, outstanding borrowings under the credit facility totaled $224 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industries in which we compete;

•	results of acquisitions, including our acquisition of NAKAN;

•	timing, funding and results of capital projects, such as the construction of the LACC plant and associated facilities;

•	pension plan obligations, funding requirements and investment policies;

•
compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2018 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:

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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $17 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2019, we had $2,704 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $27 million. Also, at March 31, 2019, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of March 31, 2019 was 1.65%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2018 Form 10-K, filed on February 20, 2019, contained a description of various legal proceedings in which we are involved. See below and Note 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin Corporation), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits are filed on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe the claims are without merit and intend to defend against them vigorously. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
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

•
On November 24, 2014, we entered into an agreed order with the Kentucky Energy and Environmental Cabinet ("KEEC") regarding our Kentucky Pollutant Discharge Elimination System permit limits for hexachlorobenzene and mercury at our Calvert City, Kentucky facility. We and the KEEC entered into a new agreed order under which we will be subject to new interim discharge limits for hexachlorobenzene in addition to accompanying stipulated penalties for exceedances of those interim discharge limits, which penalties we believe may, in the aggregate, reach or exceed $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2018 Form 10-K. There have been no material changes from those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2019	—	$—	—	$214,872,000
February 2019	36,123	$73.50	—	$214,872,000
March 2019	275	$65.21	—	$214,872,000
	36,398	$73.44	—
_____________

(1)	Represent shares withheld in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2019, 5,562,479 shares of our common stock had been acquired at an aggregate purchase price of approximately $335 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 2, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)