Form 10-Q
period 2019-06-30
WESTLAKE CHEMICAL CORP
filed 2019-08-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 30, 2019 was 128,268,740.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$409	$753
Accounts receivable, net	1,213	1,037
Inventories	925	1,014
Prepaid expenses and other current assets	48	38
Total current assets	2,595	2,842
Property, plant and equipment, net	6,832	6,595
Operating lease right-of-use assets	381	—
Goodwill	1,079	1,002
Customer relationships, net	559	525
Other intangible assets, net	204	134
Other assets, net	566	504
Total assets	$12,216	$11,602
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$521	$507
Accrued and other liabilities	733	676
Total current liabilities	1,254	1,183
Long-term debt, net	2,669	2,668
Deferred income taxes	1,206	1,159
Pension and other post-retirement benefits	334	337
Operating lease liabilities	294	—
Other liabilities	200	179
Total liabilities	5,957	5,526
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2019 and December 31, 2018, respectively	1	1
Common stock, held in treasury, at cost; 6,382,640 and 6,183,125 shares at June 30, 2019 and December 31, 2018, respectively	(390)	(382)
Additional paid-in capital	558	556
Retained earnings	5,600	5,477
Accumulated other comprehensive loss	(50)	(62)
Total Westlake Chemical Corporation stockholders' equity	5,719	5,590
Noncontrolling interests	540	486
Total equity	6,259	6,076
Total liabilities and equity	$12,216	$11,602
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,144	$2,235	$4,169	$4,385
Cost of sales	1,804	1,683	3,530	3,291
Gross profit	340	552	639	1,094
Selling, general and administrative expenses	117	115	233	223
Amortization of intangibles	27	25	54	51
Restructuring, transaction and integration-related costs	2	8	24	15
Income from operations	194	404	328	805
Other income (expense)
Interest expense	(28)	(31)	(58)	(68)
Other income, net	2	8	11	30
Income before income taxes	168	381	281	767
Provision for income taxes	39	93	70	182
Net income	129	288	211	585
Net income attributable to noncontrolling interests	10	10	20	20
Net income attributable to Westlake Chemical Corporation	$119	$278	$191	$565
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.92	$2.13	$1.48	$4.34
Diluted	$0.92	$2.12	$1.47	$4.31
Weighted average common shares outstanding:
Basic	128,485,182	129,624,291	128,506,712	129,554,528
Diluted	128,850,335	130,306,615	128,881,952	130,249,084
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions of dollars)
Net income	$129	$288	$211	$585
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	15	(37)	13	(43)
Income tax benefit (provision) on foreign currency translation	(2)	(3)	(2)	1
Other comprehensive income (loss), net of income taxes	13	(40)	11	(42)
Comprehensive income	142	248	222	543
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended June 30, 2019 and 2018; and net of tax of $1 and $2 for the six months ended June 30, 2019 and 2018, respectively	9	6	19	18
Comprehensive income attributable to Westlake Chemical Corporation	$133	$242	$203	$525
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	1	6,059,073	(371)	553	5,513	(64)	553	6,185
Net income	—	—	—	—	—	119	—	10	129
Other comprehensive income (loss)	—	—	—	—	—	—	14	(1)	13
Common stock repurchased	—	—	342,740	(20)	—	—	—	—	(20)
Shares issued—stock-based compensation	—	—	(19,173)	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2019	134,651,380	$1	6,382,640	$(390)	$558	$5,600	$(50)	$540	$6,259

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	287	—	10	297
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	2	(2)
Shares issued—stock-based compensation	—	—	(175,143)	10	(4)	—	—	—	6
Stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balances at March 31, 2018	134,651,380	1	5,057,732	(292)	555	4,874	3	500	5,641
Net income	—	—	—	—	—	278	—	10	288
Other comprehensive loss	—	—	—	—	—	—	(36)	(4)	(40)
Shares issued—stock-based compensation	—	—	(57,967)	3	(1)	—	—	—	2
Stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2018	134,651,380	$1	4,999,765	$(289)	$558	$5,125	$(33)	$484	$5,846
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$211	$585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	347	312
Stock-based compensation expense	13	11
Disposition and write-off of property, plant and equipment	27	15
Deferred income taxes	15	45
Other losses, net	16	—
Changes in operating assets and liabilities
Accounts receivable	(119)	(272)
Inventories	125	(9)
Prepaid expenses and other current assets	(8)	(13)
Accounts payable	(40)	(11)
Accrued and other liabilities	(62)	(70)
Other, net	(58)	(44)
Net cash provided by operating activities	467	549
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(314)	—
Additions to property, plant and equipment	(411)	(312)
Additions to investments in unconsolidated subsidiaries	(42)	(45)
Other, net	4	3
Net cash used for investing activities	(763)	(354)
Cash flows from financing activities
Dividends paid	(65)	(54)
Distributions to noncontrolling interests	(30)	(29)
Proceeds from notes payable	7	6
Proceeds from issuance of Westlake Chemical Partners LP common units	63	—
Redemption and repayment of notes payable	(5)	(1,173)
Repurchase of common stock for treasury	(20)	—
Other	2	8
Net cash used for financing activities	(48)	(1,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net decrease in cash, cash equivalents and restricted cash	(344)	(1,049)
Cash, cash equivalents and restricted cash at beginning of period	775	1,554
Cash, cash equivalents and restricted cash at end of period	$431	$505
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018, and the changes in its cash position for the six months ended June 30, 2019 and 2018.
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

2. Financial Instruments
Cash Equivalents
The Company had $50 and $10 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2019 and December 31, 2018, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $22 and $22 at June 30, 2019 and December 31, 2018. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2019	December 31, 2018
Trade customers	$1,152	$969
Related parties	8	6
Allowance for doubtful accounts	(24)	(23)
	1,136	952
Federal and state taxes	51	57
Other	26	28
Accounts receivable, net	$1,213	$1,037

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished products	$558	$657
Feedstock, additives, chemicals and other raw materials	212	203
Materials and supplies	155	154
Inventories	$925	$1,014

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
Lease related asset and liability balances were as follows:

June 30, 2019
Operating Leases
Right-of-use assets	$381

Accrued and other liabilities	$91
Operating lease liabilities	294
Total operating lease liabilities	$385

Weighted Average Remaining Term (in years)	7
Weighted Average Lease Discount Rate	3.5%

The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statement of operations for the three and six months ended June 30, 2019. The components of operating lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$28	$56
Short-term lease cost	14	28
Total operating lease cost	$42	$84
_____________

(1)	Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Maturities of lease liabilities were as follows at June 30, 2019:

Operating Leases
2019 (excluding the six months ended June 30, 2019)	$54
2020	92
2021	71
2022	56
2023	43
Thereafter	147
Total lease payments	463
Less: imputed interest	(78)
Present value of lease liabilities	$385

Future lease commitments for operating lease obligations were as follows at December 31, 2018:

Operating Leases
2019	$94
2020	89
2021	70
2022	56
2023	42
Thereafter	152
Total lease payments	$503

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2018	$30	$972	$1,002
Goodwill acquired during the period	—	74	74
Effects of changes in foreign exchange rates	—	3	3
Balances at June 30, 2019	$30	$1,049	$1,079

The Company performed its annual impairment assessment for the Vinyls reporting units during the second quarter of 2019 and did not identify any impairment.
7. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	June 30, 2019	December 31, 2018
Accounts payable—third parties	$494	$504
Accounts payable to related parties	1	2
Notes payable	26	1
Accounts and notes payable	$521	$507

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(8)	742	750	(9)	741
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(24)	676	700	(24)	676
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(2)	248	250	(2)	248
Total Long-term debt	$2,715	$(46)	$2,669	$2,715	$(47)	$2,668
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At June 30, 2019, the Company had no borrowings outstanding under the Credit Agreement. As of June 30, 2019, the Company had no outstanding letters of credit and borrowing availability of $1,000 under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2019, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of June 30, 2019, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $24 and $25 at June 30, 2019 and December 31, 2018, respectively.
On July 17, 2019, the Company closed the public offering of €700 million aggregate principal amount of 1.625% Senior Notes due July 17, 2029 (the "1.625% 2029 Senior Notes"). See Note 18—Subsequent Event for more information.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 and 2018 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive income (loss) before reclassifications	—	(40)	(40)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	—	(40)	(40)
Balances at June 30, 2018	$43	$(76)	$(33)

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive income (loss) before reclassifications	—	12	12
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	—	12	12
Balances at June 30, 2019	$27	$(77)	$(50)

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$255	$249	$248
3.60% 2026 Senior Notes	742	761	741	692
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	104	99	106
6 ½% 2035 GO Zone Senior Notes	88	94	88	95
6 ½% 2035 IKE Zone Senior Notes	65	69	65	69
5.0% 2046 Senior Notes	676	721	676	641
4.375% 2047 Senior Notes	491	475	491	417
3.50% 2032 GO Zone Refunding Senior Notes	248	259	248	233

11. Income Taxes
The effective income tax rates were 23.2% and 24.4% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the three months ended June 30, 2019 was above the statutory rate of 21.0% primarily due to state taxes. The effective income tax rate for the three months ended June 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes.
The effective income tax rates were 24.9% and 23.7% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the six months ended June 30, 2019 was above the statutory rate of 21.0% primarily due to state taxes and the tax effect related to charges associated with the write-off of certain assets. The effective income tax rate for the six months ended June 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to certain discrete adjustments related to foreign and state corporate rate changes and state and foreign taxes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Westlake Chemical Corporation	$119	$278	$191	$565
Less:
Net income attributable to participating securities	(1)	(2)	(1)	(3)
Net income attributable to common shareholders	$118	$276	$190	$562

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares—basic	128,485,182	129,624,291	128,506,712	129,554,528
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	365,153	682,324	375,240	694,556
Weighted average common shares—diluted	128,850,335	130,306,615	128,881,952	130,249,084

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.92	$2.13	$1.48	$4.34
Diluted	$0.92	$2.12	$1.47	$4.31

Excluded from the computation of diluted earnings per share are options to purchase 562,342 and 172,642 shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and 442,076 and 128,892 shares of common stock for the six months ended June 30, 2019 and 2018, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends per common share	$0.25	$0.21	$0.50	$0.42

13. Supplemental Information
Other Assets, net
The Company's investment in a joint venture with Lotte Chemical USA Corporation to build an ethylene facility, LACC, LLC, was $225 and $183 at June 30, 2019 and December 31, 2018, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $733 and $676 at June 30, 2019 and December 31, 2018, respectively. Accrued rebates, which are a component of accrued and other liabilities, were $93 and $125 at June 30, 2019 and December 31, 2018, respectively. Other than the lease liability disclosed in Note 5, no other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $38 and $54 at June 30, 2019 and December 31, 2018, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Restructuring, Transaction and Integration-related Costs
For the three months ended June 30, 2019, the restructuring, transaction and integration-related costs of $2 primarily consisted of integration-related consulting fees and costs associated with acquisitions.
For the six months ended June 30, 2019, the restructuring, transaction and integration-related costs primarily consisted of restructuring expenses of $19 related to certain Vinyls segment operations and integration-related consulting fees and costs associated with acquisitions of $5. The restructuring expenses consisted of charges associated with the write-off of certain assets.
Other Income, Net
For the three months ended June 30, 2019 and 2018, other income, net of $2 and $8, respectively, primarily consisted of income from unconsolidated subsidiaries and interest income on cash and cash equivalents.
For the six months ended June 30, 2019, other income, net included income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $5 and $5, respectively. For the six months ended June 30, 2018, other income, net included income from unconsolidated subsidiaries, gain on redemption of senior notes and interest income on cash and cash equivalents of $12, $6 and $6, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $9 for the six months ended June 30, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $18 for the six months ended June 30, 2018.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Operating cash flows from operating leases (1)	$26
Right-of-use assets obtained in exchange for operating lease obligations	2
_____________

(1)
Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets. For the six months ended June 30, 2019, finance lease related cash flows used for operating and financing activities were not material to the consolidated statement of cash flows.

14. Acquisition
NAKANTM
On January 2, 2019, the Company acquired all of the outstanding equity interests in the parent entity of the NAKANTM global compounding solutions business. NAKAN's products are used in a wide-variety of applications, including in the automotive, building and construction, and medical industries.
The closing purchase price of $249 was paid with available cash on hand. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of NAKAN are included in the Vinyls segment.
NAKAN's net sales and earnings since the acquisition date were not material to the Company's consolidated statement of operations for the six months ended June 30, 2019. The acquisition-related costs recognized in the consolidated statement of operation for the six months ended June 30, 2019 were not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the six months ended June 30, 2019 and 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The following table summarizes the estimated fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $40 was recorded. The goodwill recognized is primarily attributable to the expected values to be achieved from the acquisition.
The information below represents the preliminary purchase price allocation:

Cash	$10
Accounts receivable	53
Inventories	40
Prepaid expenses and other current assets	7
Property, plant and equipment	75
Operating lease right-of-use assets	3
Intangible assets:
Customer relationships (weighted average lives of 17 years)	65
Technology (weighted average lives of 14 years)	40
Trade name (life of 15 years)	25
Other assets	12
Total assets acquired	330
Accounts and notes payable	57
Accrued and other liabilities	18
Deferred income taxes	31
Pension and other post-retirement benefits	4
Operating lease liabilities	3
Other long-term liabilities	8
Total liabilities assumed	121
Total identifiable net assets acquired	209
Goodwill	40
Total purchase consideration	$249

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The Company and other caustic soda producers were named as defendants in eight purported class action civil lawsuits filed in March, April and July 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits are filed on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present. Plaintiffs seek an unspecified amount of damages and injunctive relief. The Company believes the claims are without merit and intends to defend against them vigorously. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of June 30, 2019 and December 31, 2018, the Company had reserves for environmental contingencies totaling approximately $49 and $54, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an Administrative Settlement Agreement and Order on Consent for Remedial Design. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and PolyOne. These agreements are the subject of further litigation as described below.
In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, PolyOne filed a demand for arbitration. In this proceeding, PolyOne sought to readjust the percentage allocation of future costs and to recover approximately $11 from the Company in reimbursement of previously paid remediation costs. The Company's cross demand for arbitration seeking unreimbursed remediation costs incurred during the relevant period was dismissed from the proceedings when PolyOne made payment in full at the beginning of the arbitration hearing.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

On July 10, 2018, PolyOne sued the Company in the U.S. District Court for the Western District of Kentucky, and sought to invalidate the arbitration provisions in the parties' 2007 settlement agreement and enjoin the arbitration it had initiated in 2017. On July 30, 2018, the district court refused to enjoin the arbitration and, on January 15, 2019, the court granted the Company's motion to dismiss PolyOne's suit. On February 13, 2019, PolyOne appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. Oral argument in that appeal is scheduled for August 1, 2019.
The arbitration hearing began in August 2018 and concluded in December 2018. On May 22, 2019, the arbitration panel issued its final award. It determined that PolyOne was responsible for 100% of the allocable costs at issue in the proceeding and that PolyOne would remain responsible for 100% of the costs to operate the existing groundwater remedy at the Calvert City site. This determination is subject to further litigation.
At this time, the Company is not able to estimate the impact, if any, that the issuance of the final award in the arbitration proceeding, or any subsequent judicial proceeding, could have on the Company's consolidated financial statements either in the current period or in later periods. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net external sales
Olefins
Polyethylene	$345	$387	$682	$756
Styrene, feedstock and other	132	95	254	229
Total Olefins	477	482	936	985
Vinyls
PVC, caustic soda and other	1,319	1,396	2,626	2,754
Building products	348	357	607	646
Total Vinyls	1,667	1,753	3,233	3,400
	$2,144	$2,235	$4,169	$4,385

Intersegment sales
Olefins	$74	$112	$166	$232
Vinyls	1	1	1	1
	$75	$113	$167	$233

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from operations
Olefins	$82	$158	$119	$321
Vinyls	129	271	230	537
Corporate and other	(17)	(25)	(21)	(53)
	$194	$404	$328	$805

Depreciation and amortization
Olefins	$36	$33	$71	$67
Vinyls	138	120	272	238
Corporate and other	2	3	4	7
	$176	$156	$347	$312

Other income (loss), net
Olefins	$1	$1	$3	$3
Vinyls	2	4	6	16
Corporate and other	(1)	3	2	11
	$2	$8	$11	$30

Provision for (benefit from) income taxes
Olefins	$18	$36	$27	$73
Vinyls	22	69	45	130
Corporate and other	(1)	(12)	(2)	(21)
	$39	$93	$70	$182

Capital expenditures
Olefins	$37	$26	$62	$48
Vinyls	169	128	346	258
Corporate and other	2	4	3	6
	$208	$158	$411	$312
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from operations	$194	$404	$328	$805
Interest expense	(28)	(31)	(58)	(68)
Other income, net	2	8	11	30
Income before income taxes	$168	$381	$281	$767

	June 30, 2019	December 31, 2018
Total assets
Olefins	$2,057	$2,024
Vinyls	9,766	8,879
Corporate and other	393	699
	$12,216	$11,602

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
On March 29, 2019, WLKP purchased an additional 4.5% newly issued limited partner interest in Westlake Chemical OpCo LP ("OpCo") for approximately $201 and completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of 2,940,818 common units issued in the private placement.
At June 30, 2019, WLKP had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of limited partner interest (consisting of 14,122,230 common units) and incentive distribution rights.
18. Subsequent Event
On July 17, 2019, the Company closed the public offering of €700 million aggregate principal amount of 1.625% 2029 Senior Notes. The Company received approximately $779 of net proceeds from the offering. The 1.625% 2029 Senior Notes will accrue interest from July 17, 2019 at a rate of 1.625% per annum, payable annually in arrears on July 17 of each year, beginning July 17, 2020. The terms of the 1.625% 2029 Senior Notes contain covenants that, among other things and subject to certain exceptions, restrict the Company's and certain of its subsidiaries' ability to incur certain secured indebtedness, engage in certain sale and leaseback transactions and consolidate, merge or transfer all or substantially all of its assets.
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
We are a vertically integrated global manufacturer and marketer of chemicals, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
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

Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through the second quarter of 2019, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply and lower prices of ethylene and polyethylene. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In addition, our 2014 acquisition of Vinnolit Holdings GmbH and its subsidiary companies, an integrated global leader in specialty PVC resins, has contributed to improved operating margins and cash flows for our Vinyls segment. The acquisition of Axiall Corporation ("Axiall") in 2016 contributed to a significant increase in our chlor-alkali and PVC resin production capacities. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which has resulted in improved operating rates and caustic soda pricing.
Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Depending on the performance of the global economy, the potential changes in international trade and tariffs policies and the trend of crude oil prices in the remainder of 2019 and beyond, our financial condition, results of operations or cash flows could be negatively or positively impacted.
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
A reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities is included in the Results of Operations section below.
Recent Developments
On July 17, 2019, we closed the public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. The Company received approximately $779 million of net proceeds from the offering. See "Liquidity and Capital Resources—Debt" for more information.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$345	$387	$682	$756
Styrene, feedstock and other	132	95	254	229
Total Olefins	477	482	936	985
Vinyls
PVC, caustic soda and other	1,319	1,396	2,626	2,754
Building products	348	357	607	646
Total Vinyls	1,667	1,753	3,233	3,400
Total	$2,144	$2,235	$4,169	$4,385

Income (loss) from operations
Olefins	$82	$158	$119	$321
Vinyls	129	271	230	537
Corporate and other	(17)	(25)	(21)	(53)
Total income from operations	194	404	328	805
Interest expense	(28)	(31)	(58)	(68)
Other income, net	2	8	11	30
Provision for income taxes	39	93	70	182
Net income	129	288	211	585
Net income attributable to noncontrolling interests	10	10	20	20
Net income attributable to Westlake Chemical Corporation	$119	$278	$191	$565
Diluted earnings per share	$0.92	$2.12	$1.47	$4.31
EBITDA (1)	$372	$568	$686	$1,147
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-21.2%	+20.1%	-22.3%	+17.3%
Vinyls	-8.3%	+3.5%	-6.0%	+1.0%
Company	-11.1%	+7.0%	-9.6%	+4.7%

Average Industry Prices (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average domestic prices
Ethane (cents/lb) (2)	7.1	9.7	8.5	9.1
Propane (cents/lb) (3)	12.8	20.7	14.3	20.5
Ethylene (cents/lb) (4)	13.7	14.8	15.4	19.2
Polyethylene (cents/lb) (5)	63.0	73.7	61.5	73.7
Styrene (cents/lb) (6)	80.8	93.0	79.8	95.6
Caustic soda ($/short ton) (7)	697	795	707	772
Chlorine ($/short ton) (8)	175	175	175	168
PVC (cents/lb) (9)	68.2	67.5	68.5	67.3

Average export prices
Polyethylene (cents/lb) (10)	42.8	59.0	43.4	60.3
Caustic soda ($/short ton) (11)	344	661	363	659
PVC (cents/lb) (12)	35.0	37.4	35.5	38.4
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

(7)
Average USGC-CSLi index values for caustic soda over the period. As stated by IHS, "the caustic soda price listing represents the USGC-CSLi values. USGC-CSLi does not reflect contract price discounts, implementation lags, caps or other adjustments factors. Additionally, it is not intended to represent a simple arithmetic average of all market transactions occurring during the month. Rather, the USGC-CSLi is most representative of the month-to-month caustic soda price movement for contract volumes of liquid 50% caustic soda rather than the absolute value of contract prices at a particular point in time. It is intended to serve only as a benchmark."

(8)
Average North American contract prices of chlorine over the period. Effective January 1, 2019, IHS made a non-market average downward adjustment of $172.50 per short ton to chlorine prices. For comparability, we adjusted the prior period's chlorine price downward by $172.50 per short ton consistent with the IHS non-market adjustment.

(9)
Average North American contract prices of pipe grade polyvinyl chloride ("PVC") over the period. As stated by IHS, "the contract resin prices posted reflect an "index" or "market" for prices before discounts, rebates, incentives, etc."

(10)	Average North American export price for low density polyethylene GP-Film grade over the period.

(11)	Average North American low spot export prices of caustic soda over the period..

(12)	Average North American spot export prices of PVC over the period.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in millions)
Net cash provided by operating activities	$320	$324	$467	$549
Changes in operating assets and liabilities and other	(191)	(7)	(241)	81
Deferred income taxes	—	(29)	(15)	(45)
Net income	129	288	211	585
Less:
Other income, net	2	8	11	30
Interest expense	(28)	(31)	(58)	(68)
Provision for income taxes	(39)	(93)	(70)	(182)
Income from operations	194	404	328	805
Add:
Depreciation and amortization	176	156	347	312
Other income, net	2	8	11	30
EBITDA	$372	$568	$686	$1,147

Summary
For the quarter ended June 30, 2019, net income attributable to Westlake was $119 million, or $0.92 per diluted share, on net sales of $2,144 million. This represents a decrease in net income attributable to Westlake of $159 million, or $1.20 per diluted share, compared to the second quarter of 2018 net income attributable to Westlake of $278 million, or $2.12 per diluted share, on net sales of $2,235 million. Income from operations for the second quarter of 2019 was $194 million, a $210 million decrease from income from operations of $404 million for the second quarter of 2018. The decreases in net income and income from operations versus the prior-year period were primarily due to lower sales prices for our major products resulting from ongoing international trade uncertainties and slower global economic growth. The decrease in sales prices for our major products was partially offset by lower feedstock and purchased ethylene costs, lower fuel costs and higher polyethylene sales volumes. Net sales for the second quarter of 2019 decreased by $91 million compared to net sales for the second quarter of 2018, mainly due to lower sales prices for our major products, partially offset by an increase in sales volumes for polyethylene and styrene and the contribution from NAKAN, which was acquired in January 2019. Restructuring, transaction and integration-related costs in the second quarter of 2019 were $2 million, or $0.01 per diluted share.
For the six months ended June 30, 2019, net income attributable to Westlake was $191 million, or $1.47 per diluted share, on net sales of $4,169 million. This represents a decrease in net income attributable to Westlake of $374 million, or $2.84 per diluted share, compared to the six months ended June 30, 2018 net income attributable to Westlake of $565 million, or $4.31 per diluted share, on net sales of $4,385 million. Income from operations for the six months ended June 30, 2019 was $328 million, a $477 million decrease from income from operations of $805 million for the six months ended June 30, 2018. The decreases in net income and income from operations were primarily due to lower margins resulting from lower sales prices for our major products, partially offset by lower feedstock and purchased ethylene costs and higher polyethylene sales volumes. Net sales for the six months ended June 30, 2019 decreased by $216 million compared to net sales for the six months ended June 30, 2018, mainly due to lower sales prices for our major products, partially offset by an increase in sales volumes for polyethylene and styrene and the contribution from NAKAN. Restructuring, transaction and integration-related costs for the six months ended June 30, 2019 were $24 million, or $0.17 per diluted share.
RESULTS OF OPERATIONS
Second Quarter 2019 Compared with Second Quarter 2018
Net Sales. Net sales decreased by $91 million, or 4%, to $2,144 million in the second quarter of 2019 from $2,235 million in the second quarter of 2018, primarily attributable to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene and styrene and the contribution from NAKAN. Average sales prices for the second quarter of 2019 decreased by 11% as compared to the second quarter of 2018. Overall sales volume increased by 7% for the second quarter of 2019 as compared to the second quarter of 2018.
Gross Profit. Gross profit margin percentage decreased to 16% in the second quarter of 2019 from 25% in the second quarter of 2018. The second quarter of 2019 gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins), partially offset by lower feedstock and purchased ethylene costs, lower fuel costs and higher polyethylene sales volumes, as compared to the second quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2 million to $117 million in the second quarter of 2019 as compared to $115 million in the second quarter of 2018. This increase was mainly due to selling, general and administrative expenses related to NAKAN, partially offset by lower employee compensation and professional consulting fees.
Amortization of Intangibles. Amortization expense was $27 million in the second quarter of 2019, which was comparable to $25 million in the second quarter of 2018.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $2 million in the second quarter of 2019 were lower as compared to $8 million in the second quarter of 2018, primarily due to lower acquisition-related consulting and severance costs.
Interest Expense. Interest expense decreased by $3 million to $28 million in the second quarter of 2019 from $31 million in the second quarter of 2018, primarily as a result of lower average debt outstanding in the second quarter of 2019 as compared to the second quarter of 2018. The lower average debt balance in the second quarter of 2019 was mainly due to the redemption of senior notes in May 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $6 million to $2 million in the second quarter of 2019 from $8 million in the second quarter of 2018. The decrease was primarily attributable to lower income from unconsolidated subsidiaries.

Income Taxes. The effective income tax rate was 23.2% for the second quarter of 2019 as compared to 24.4% for the second quarter of 2018. The effective tax rate in the second quarter of 2019 was lower as compared to the second quarter of 2018 primarily due to lower state and foreign taxes.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $5 million, or 1%, to $477 million in the second quarter of 2019 from $482 million in the second quarter of 2018. The decrease was mainly due to lower sales prices for our major products, partially offset by higher polyethylene and styrene sales volumes. Average sales prices for the Olefins segment decreased by 21% in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to increased olefins production from new industry capacity. Overall sales volumes for the Olefins segment increased by 20% in the second quarter of 2019 as compared to the second quarter of 2018.
Income from Operations. Income from operations for the Olefins segment decreased by $76 million to $82 million in the second quarter of 2019 from $158 million in the second quarter of 2018. This decrease in income from operations was primarily due to lower sales prices and margins for our major products as a result of increased olefins production from new industry capacity. Higher polyethylene sales volumes, lower feedstock and fuel costs and lower impacts from turnaround activity partially offset the lower sales prices and margins. Trading activity for the second quarter of 2019 resulted in a loss of approximately $7 million as compared to a gain of $1 million for the second quarter of 2018.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $86 million, or 5%, in the second quarter of 2019 due to lower sales prices for our major products, partially offset by the contributions from NAKAN, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 8% in the second quarter of 2019, as compared to the second quarter of 2018, as high global inventories for caustic soda and lower domestic ethylene costs continued to impact prices. Overall sales volumes for the Vinyls segment increased by 4% in the second quarter of 2019 as compared to the second quarter of 2018.
Income from Operations. Income from operations for the Vinyls segment decreased by $142 million to $129 million in the second quarter of 2019 from $271 million in the second quarter of 2018. This decrease in income from operations was primarily due to lower sales prices for caustic soda and lower margins for PVC resin resulting from slower global economic growth and ongoing international trade uncertainties.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Net Sales. Net sales decreased by 216 million, or 5%, to $4,169 million for the six months ended June 30, 2019 from $4,385 million for the six months ended June 30, 2018, primarily attributable to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene and styrene and the contribution from NAKAN. Average sales prices for the six months ended June 30, 2019 decreased by 10% as compared to the six months ended June 30, 2018. Overall sales volume increased by 5% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Gross Profit. Gross profit margin percentage decreased to 15% for the six months ended June 30, 2019 from 25% in the six months ended June 30, 2018. The gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins), partially offset by lower feedstock and purchased ethylene costs and higher polyethylene sales volumes, as compared to the six months ended June 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10 million to $233 million for the six months ended June 30, 2019 as compared to $223 million in the six months ended June 30, 2018. This increase was mainly due to selling, general and administrative expenses related to NAKAN, partially offset by lower employee compensation.
Amortization of Intangibles. Amortization expense was $54 million for the six months ended June 30, 2019, which was comparable to $51 million for the six months ended June 30, 2018.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $24 million for the six months ended June 30, 2019 were higher as compared to $15 million for the six months ended June 30, 2018. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $19 million and acquisition and integration-related costs of $5 million. The restructuring expenses represent charges associated with the write-off of certain assets.

Interest Expense. Interest expense decreased by $10 million to $58 million for the six months ended June 30, 2019 from $68 million for the six months ended June 30, 2018, primarily as a result of lower average debt outstanding for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The lower average debt balance for the six months ended June 30, 2019 was mainly due to the redemption of senior notes in May 2018 and in February 2018. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $19 million to $11 million for the six months ended June 30, 2019 from $30 million for the six months ended June 30, 2018. The decrease was primarily attributable to lower income from unconsolidated subsidiaries. Additionally, a net gain of $6 million was recognized in the first half of 2018 on the redemption of the senior notes.
Income Taxes. The effective income tax rate was 24.9% for the first six months of 2019 as compared to 23.7% for the first six months of 2018. The effective tax rate for the six months ended June 30, 2019 was higher as compared to the six months ended June 30, 2018 primarily due to tax effects related to charges associated with the write-off of certain assets.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $49 million, or 5%, to $936 million for the six months ended June 30, 2019 from $985 million for the six months ended June 30, 2018. The decrease was mainly due to lower sales prices for our major products, partially offset by higher polyethylene and styrene sales volumes. Average sales prices for the Olefins segment decreased by 22% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to increased olefins production from new industry capacity and the sharp drop in global crude oil prices in late 2018. Overall sales volumes for the Olefins segment increased by 17% in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Income from Operations. Income from operations for the Olefins segment decreased by $202 million to $119 million for the six months ended June 30, 2019 from $321 million for the six months ended June 30, 2018. This decrease in income from operations was primarily due to the lower sales prices and margins for our major products, partially offset by higher polyethylene sales volumes and lower feedstock costs. Trading activity for the six months ended June 30, 2019 resulted in a loss of approximately $11 million as compared to a gain of $2 million for the six months ended June 30, 2018.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $167 million, or 5%, due to lower sales prices for our major products, partially offset by the contributions from NAKAN, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 6% in the first six months of 2019, as compared to the first six months of 2018, as high global inventories for caustic soda continued to impact prices, which, combined with the decline in global oil prices in late 2018, lowered the global production cost for PVC resin and, therefore, resulted in lower global PVC sales prices. Overall sales volumes for the Vinyls segment increased by 1% in the first six months of 2019 as compared to the first six months of 2018.
Income from Operations. Income from operations for the Vinyls segment decreased by $307 million to $230 million in the first six months of 2019 from $537 million in the first six months of 2018. This decrease in income from operations was primarily due to lower caustic soda sales prices and lower margins for PVC resin.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Cash Flows
Operating Activities
Operating activities provided cash of $467 million in the first six months of 2019 compared to cash provided by operating activities of $549 million in the first six months of 2018. The $82 million decrease in cash flows from operating activities was mainly due to the decrease in income from operations during the first six months of 2019 as compared to the first six months of 2018, partially offset by a decrease in working capital requirements. The decrease in income from operations was primarily due to lower sales prices for our major products and other factors as discussed in the "Summary" above. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts and notes payable and accrued and other liabilities, used cash of $104 million in the first six months of 2019, compared to $375 million of cash used in the first six months of 2018, a favorable change of $271 million. The favorable changes were primarily due to changes in accounts receivable and inventories. The changes in accounts receivable and inventories were primarily the result of lower sales prices and lower inventory costs in the first six months of 2019, as compared to the first six months of 2018.

Investing Activities
Net cash used for investing activities during the first six months of 2019 was $763 million as compared to net cash used for investing activities of $354 million in the first six months of 2018. Higher investing activities were primarily due to acquisitions for $314 million, net of cash acquired. Capital expenditures were $411 million in the first six months of 2019 compared to $312 million in the first six months of 2018. Capital expenditures in the first six months of 2019 and 2018 were primarily related to expansion projects, projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $42 million and $35 million in the first six months of 2019 and 2018, respectively, to fund the construction costs of the ethylene plant of our joint venture LACC, LLC. Additionally, we invested $10 million in other unconsolidated subsidiaries in the first six months of 2018.
Financing Activities
Net cash used for financing activities during the first six months of 2019 was $48 million as compared to net cash used by financing activities of $1,242 million in the first six months of 2018. In the first six months of 2019, we received proceeds of $63 million from the issuance of WLKP common units. The remaining activities during the first six months of 2019 were primarily related to the $65 million payment of cash dividends, the $30 million payment of cash distributions to noncontrolling interests, repurchases of our common stock (under the 2014 Program) of $20 million, proceeds of $7 million from the issuance of short-term notes payable and $5 million for the repayment of short-term notes payable. The financing activities during the first six months of 2018 were mainly related to the repayment of notes payable of $1,173 million, of which $704 million was used for the redemption of the 2021 Notes in February 2018, $461 million was used for the redemption of the 2023 Notes in May 2018 and the remaining balance was used for the repayment of short-term notes payable. The remaining activities during the first six months of 2018 were primarily related to the $54 million payment of cash dividends, the $29 million payment of cash distributions to noncontrolling interests and proceeds from issuance of short-term notes payable to banks.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2019, we had repurchased 5,905,219 shares of our common stock for an aggregate purchase price of approximately $355 million under the 2014 Program. During the six months ended June 30, 2019, 342,740 shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On July 17, 2019, we closed the public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. We intend to use the net proceeds from this offering for general corporate purposes.
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
Cash and Cash Equivalents
As of June 30, 2019, our cash and cash equivalents totaled $409 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.

Debt
As of June 30, 2019, our indebtedness totaled $2.7 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At June 30, 2019, we had no borrowings outstanding under the Credit Agreement. As of June 30, 2019, we had outstanding letters of credit totaling $0 million and borrowing availability of $1,000 million under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2019, we were in compliance with the total leverage ratio financial maintenance covenant.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2019 was 2.00% and at December 31, 2018 was 1.85%.
1.625% Senior Notes due 2029
On July 17, 2019, we closed the public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. The Company received approximately $779 million of net proceeds from the offering. The 1.625% 2029 Senior Notes will accrue interest from July 17, 2019 at a rate of 1.625% per annum, payable annually in arrears on July 17 of each year, beginning July 17, 2020.

The indenture and supplemental indebtedness governing the 3.60% 2026 Senior Notes, the 5.0% 2046 Senior Notes, the 3.60% 2022 Senior Notes, the 4.375% 2047 Senior Notes and the 1.625% 2029 Senior Notes contain customary events of default and covenants that will restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
As of June 30, 2019, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on WLKP's consolidated leverage ratio), payable quarterly. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2019, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. As of June 30, 2019, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $20 million.

Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2019, we had $2,704 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $27 million. Also, at June 30, 2019, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of June 30, 2019 was 2.00%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2018 Form 10-K, filed on February 20, 2019, contained a description of various legal proceedings in which we are involved. See below and Note 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in eight purported class action civil lawsuits filed in March, April and July 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits are filed on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe the claims are without merit and intend to defend against them vigorously. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.

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

•
Regional offices of the EPA have investigated, and in some cases inspected, our compliance with Risk Management Program requirements under the Clean Air Act at our Natrium and Geismar facilities. We have reached an agreement in principle with the EPA to resolve the alleged Risk Management Program Violations at the Natrium facility for a total penalty of $174,626, some portion of which may be offset by a Supplement Environmental Project, which is under evaluation. Resolution of the Geismar matter remains pending and we believe may require the payment of a monetary sanction in excess of $100,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2019	197	$77.89	—	$214,872,000
May 2019	342,832	$58.35	342,740	$194,872,000
June 2019	—	$—	—	$194,872,000
	343,029	$58.36	342,740
_____________

(1)
Includes 197 and 92 shares withheld in April 2019 and May 2019, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2019, 5,905,219 shares of our common stock had been acquired at an aggregate purchase price of approximately $355 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6. Exhibits

Exhibit No.	Exhibit Index

4.1
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

4.2
Paying Agency Agreement dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	August 6, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)