Form 10-Q
period 2019-09-30
WESTLAKE CHEMICAL CORP
filed 2019-11-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 30, 2019 was 128,340,050.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,437	$753
Accounts receivable, net	1,094	1,037
Inventories	906	1,014
Prepaid expenses and other current assets	45	38
Total current assets	3,482	2,842
Property, plant and equipment, net	6,842	6,595
Operating lease right-of-use assets	417	—
Goodwill	1,069	1,002
Customer relationships, net	541	525
Other intangible assets, net	191	134
Other assets, net	565	504
Total assets	$13,107	$11,602
LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$496	$507
Accrued and other liabilities	742	676
Total current liabilities	1,238	1,183
Long-term debt, net	3,424	2,668
Deferred income taxes	1,230	1,159
Pension and other post-retirement benefits	328	337
Operating lease liabilities	330	—
Other liabilities	195	179
Total liabilities	6,745	5,526
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized;134,651,380 and 134,651,380 shares issued at September 30, 2019 and December 31, 2018, respectively	1	1
Common stock, held in treasury, at cost; 6,515,203 and 6,183,125 shares at September 30, 2019 and December 31, 2018, respectively	(396)	(382)
Additional paid-in capital	561	556
Retained earnings	5,724	5,477
Accumulated other comprehensive loss	(66)	(62)
Total Westlake Chemical Corporation stockholders' equity	5,824	5,590
Noncontrolling interests	538	486
Total equity	6,362	6,076
Total liabilities and equity	$13,107	$11,602
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,066	$2,255	$6,235	$6,640
Cost of sales	1,695	1,716	5,225	5,007
Gross profit	371	539	1,010	1,633
Selling, general and administrative expenses	110	114	343	337
Amortization of intangibles	27	24	81	75
Restructuring, transaction and integration-related costs	8	5	32	20
Income from operations	226	396	554	1,201
Other income (expense)
Interest expense	(31)	(28)	(89)	(96)
Other income, net	21	23	32	53
Income before income taxes	216	391	497	1,158
Provision for income taxes	50	73	120	255
Net income	166	318	377	903
Net income attributable to noncontrolling interests	8	10	28	30
Net income attributable to Westlake Chemical Corporation	$158	$308	$349	$873
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.22	$2.36	$2.70	$6.70
Diluted	$1.22	$2.35	$2.69	$6.67
Weighted average common shares outstanding:
Basic	128,216,105	129,427,328	128,408,841	129,512,097
Diluted	128,552,360	130,052,292	128,770,944	130,183,201
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions of dollars)
Net income	$166	$318	$377	$903
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	12	—	12
Income tax provision on pension and other post-retirement benefits liability	—	(3)	—	(3)
Foreign currency translation adjustments
Foreign currency translation	(9)	—	4	(43)
Income tax benefit (provision) on foreign currency translation	(7)	—	(9)	1
Other comprehensive income (loss), net of income taxes	(16)	9	(5)	(33)
Comprehensive income	150	327	372	870
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended September 30, 2019 and 2018; and net of tax of $2 and $3 for the nine months ended September 30, 2019 and 2018, respectively	8	10	27	28
Comprehensive income attributable to Westlake Chemical Corporation	$142	$317	$345	$842
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	1	6,059,073	(371)	553	5,513	(64)	553	6,185
Net income	—	—	—	—	—	119	—	10	129
Other comprehensive income (loss)	—	—	—	—	—	—	14	(1)	13
Common stock repurchased	—	—	342,740	(20)	—	—	—	—	(20)
Shares issued—stock-based compensation	—	—	(19,173)	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2019	134,651,380	1	6,382,640	(390)	558	5,600	(50)	540	6,259

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	158	—	8	166
Other comprehensive income (loss)	—	—	—	—	—	—	(16)	—	(16)
Common stock repurchased	—	—	174,972	(10)	—	—	—	—	(10)
Shares issued—stock-based compensation	—	—	(42,409)	4	(3)	(1)	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2019	134,651,380	$1	6,515,203	$(396)	$561	$5,724	$(66)	$538	$6,362

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2017	134,651,380	$1	5,232,875	$(302)	$555	$4,613	$7	$495	$5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Net income	—	—	—	—	—	287	—	10	297
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	2	(2)
Shares issued—stock-based compensation	—	—	(175,143)	10	(4)	—	—	—	6
Stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Balances at March 31, 2018	134,651,380	1	5,057,732	(292)	555	4,874	3	500	5,641
Net income	—	—	—	—	—	278	—	10	288
Other comprehensive loss	—	—	—	—	—	—	(36)	(4)	(40)
Shares issued—stock-based compensation	—	—	(57,967)	3	(1)	—	—	—	2
Stock-based compensation	—	—	—	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	(27)	—	—	(27)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2018	134,651,380	1	4,999,765	(289)	558	5,125	(33)	484	5,846

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Net income	—	—	—	—	—	308	—	10	318
Other comprehensive income	—	—	—	—	—	—	9	—	9
Common stock repurchased	—	—	515,853	(49)	—	—	—	—	(49)
Shares issued—stock-based compensation	—	—	(29,454)	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	5	—	—	—	5
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Balances at September 30, 2018	134,651,380	$1	5,486,164	$(337)	$562	$5,400	$(24)	$486	$6,088
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$377	$903
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	525	473
Stock-based compensation expense	19	16
Loss from disposition and write-off of property, plant and equipment	32	26
Deferred income taxes	34	74
Other losses (gains), net	4	(20)
Changes in operating assets and liabilities
Accounts receivable	(5)	(252)
Inventories	136	(42)
Prepaid expenses and other current assets	(7)	(3)
Accounts payable	(49)	36
Accrued and other liabilities	(34)	9
Other, net	(64)	(65)
Net cash provided by operating activities	968	1,155
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(314)	—
Additions to property, plant and equipment	(604)	(507)
Additions to investments in unconsolidated subsidiaries	(45)	(63)
Other, net	15	9
Net cash used for investing activities	(948)	(561)
Cash flows from financing activities
Debt issuance costs	(7)	—
Dividends paid	(98)	(87)
Distributions to noncontrolling interests	(40)	(37)
Proceeds from debt issuance, net	784	—
Proceeds from notes payable	13	11
Proceeds from issuance of Westlake Chemical Partners LP common units	63	—
Redemption and repayment of notes payable	(19)	(1,177)
Repurchase of common stock for treasury	(30)	(49)
Other	3	8
Net cash provided by (used for) financing activities	669	(1,331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	684	(743)
Cash, cash equivalents and restricted cash at beginning of period	775	1,554
Cash, cash equivalents and restricted cash at end of period	$1,459	$811
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018, and the changes in its cash position for the nine months ended September 30, 2019 and 2018.
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

2. Financial Instruments
Cash Equivalents
The Company had $249 and $10 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2019 and December 31, 2018, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $22 and $22 at September 30, 2019 and December 31, 2018. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018
Trade customers	$1,052	$969
Related parties	6	6
Allowance for doubtful accounts	(21)	(23)
	1,037	952
Federal and state taxes	29	57
Other	28	28
Accounts receivable, net	$1,094	$1,037

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

4. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished products	$541	$657
Feedstock, additives, chemicals and other raw materials	210	203
Materials and supplies	155	154
Inventories	$906	$1,014

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
Lease related asset and liability balances were as follows:

September 30, 2019
Operating Leases
Right-of-use assets	$417

Accrued and other liabilities	$92
Operating lease liabilities	330
Total operating lease liabilities	$422

Weighted Average Remaining Term (in years)	7
Weighted Average Lease Discount Rate	3.6%

The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statement of operations for the three and nine months ended September 30, 2019. The components of operating lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$29	$85
Short-term lease cost	15	43
Total operating lease cost	$44	$128
_____________

(1)	Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Maturities of lease liabilities were as follows at September 30, 2019:

Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$28
2020	100
2021	78
2022	64
2023	50
Thereafter	189
Total lease payments	509
Less: imputed interest	(87)
Present value of lease liabilities	$422

Future lease commitments for operating lease obligations were as follows at December 31, 2018:

Operating Leases
2019	$94
2020	89
2021	70
2022	56
2023	42
Thereafter	152
Total lease payments	$503

Related Party Leases
The Company leases certain assets under operating leases with related parties. As of September 30, 2019, right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $51. The Company recognized operating lease cost for fixed lease payments to related parties of $4 and $13 for the three and nine months ended September 30, 2019, respectively.
6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2018	$30	$972	$1,002
Goodwill acquired during the period	—	67	67
Effects of changes in foreign exchange rates	—	—	—
Balances at September 30, 2019	$30	$1,039	$1,069

The Company performed its annual impairment assessment for the Vinyls reporting units during the second quarter of 2019 and did not identify any impairment.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

7. LACC, LLC Joint Venture
In 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of the Company, and Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), formed a joint venture, LACC, LLC ("LACC"), to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 to LACC to fund construction costs of the ethylene plant, representing approximately 12% membership interests in LACC.
On October 29, 2019, Eagle entered into a securities purchase agreement with Lotte, to purchase at least an additional 34.787% of the membership interests in LACC from Lotte for approximately $817 (the "Transaction"), pursuant to Eagle's exercise of a call option. The closing of the Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and customary closing conditions. Eagle may receive additional membership interests in LACC subject to potential adjustments based upon the finalization of an audit and further negotiations between the parties concerning the purchase price.
The ethylene plant was built adjacent to the Company's chlor-alkali facility in Lake Charles. During the third quarter of 2019, the ethylene plant began commercial operations.
The Company accounts for its investment in LACC under the equity method of accounting. The LACC joint venture is a cost-sharing arrangement between the members of LACC. The members of LACC receive their proportionate shares of ethylene offtake each month and fund cash operating costs, excluding depreciation and amortization. As a result, LACC recognizes net losses equal to depreciation and amortization each period. The Company's equity in losses from LACC, which is equal to its share of depreciation and amortization expenses, is recognized in cost of sales in the consolidated statements of operations. The Company's investment in LACC is recorded as a component of other assets, net in the consolidated balance sheets. The Company's capital contributions to fund its share of capital expenditures are classified within investing activities in the consolidated statements of cash flows.
The Company's ethylene offtake from LACC was approximately 55 million pounds during the three months ended September 30, 2019.
Changes in the Company's investment in LACC for the nine months ended September 30, 2019 were as follows:

Investment in LACC
Balance at December 31, 2018	$183
Cash contributions	45
Depreciation and amortization	(1)
Balance at September 30, 2019	$227

Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees as components of the total transaction price and recognize it ratably in net sales over approximately 25 years. The remaining performance obligations at September 30, 2019, representing these fixed components of the transaction price, was $61 and $84 from LACC and Lotte, respectively. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

8. Accounts and Notes Payable
Accounts and notes payable consist of the following:

	September 30, 2019	December 31, 2018
Accounts payable—third parties	$475	$504
Accounts payable to related parties	4	2
Notes payable	17	1
Accounts and notes payable	$496	$507

9. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(8)	742	750	(9)	741
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(24)	676	700	(24)	676
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(2)	248
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	764	(10)	754	—	—	—
Total Long-term debt	$3,479	$(55)	$3,424	$2,715	$(47)	$2,668

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2019, the Company had no borrowings outstanding under the Credit Agreement. As of September 30, 2019, the Company had no outstanding letters of credit and borrowing availability of $1,000 under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2019, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
1.625% Senior Notes due 2029
On July 17, 2019, the Company completed the registered public offering of €700 million aggregate principal amount of 1.625% Senior Notes due July 17, 2029 (the "1.625% 2029 Senior Notes"). The 1.625% 2029 Senior Notes will accrue interest from July 17, 2019 at a rate of 1.625% per annum, payable annually in arrears on July 17 of each year, beginning July 17, 2020. The indenture governing the 1.625% 2029 Senior Notes contains customary events of default and covenants that will restrict the Company and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets. The Company designated this euro-denominated debt as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
As of September 30, 2019, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $30 and $25 at September 30, 2019 and December 31, 2018, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

10. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019 and 2018 were as follows:

	Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive income (loss) before reclassifications	20	(40)	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	(11)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	9	(40)	(31)
Balances at September 30, 2018	$52	$(76)	$(24)

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive income (loss) before reclassifications	—	(4)	(4)
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	—	(4)	(4)
Balances at September 30, 2019	$27	$(93)	$(66)

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$255	$249	$248
3.60% 2026 Senior Notes	742	775	741	692
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	104	99	106
6 ½% 2035 GO Zone Senior Notes	88	94	88	95
6 ½% 2035 IKE Zone Senior Notes	65	68	65	69
5.0% 2046 Senior Notes	676	756	676	641
4.375% 2047 Senior Notes	491	493	491	417
3.50% 2032 GO Zone Refunding Senior Notes	249	266	248	233
1.625% 2029 Senior Notes	754	785	—	—

12. Income Taxes
The effective income tax rates were 23.1% and 18.7% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the three months ended September 30, 2019 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the three months ended September 30, 2018 was below the U.S. federal statutory rate of 21.0% primarily due to certain discrete tax benefit adjustments related to the remeasurement of state deferred tax balances and changes in income tax estimates due to the filing of the Company's 2017 U.S. federal tax return. The effective income tax rates were 24.1% and 22.0% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the nine months ended September 30, 2019 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the nine months ended September 30, 2018 was above the U.S. federal statutory rate of 21.0% primarily due to state and foreign taxes.
13. Earnings and Dividends per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Westlake Chemical Corporation	$158	$308	$349	$873
Less:
Net income attributable to participating securities	(1)	(1)	(2)	(4)
Net income attributable to common shareholders	$157	$307	$347	$869

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares—basic	128,216,105	129,427,328	128,408,841	129,512,097
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	336,255	624,964	362,103	671,104
Weighted average common shares—diluted	128,552,360	130,052,292	128,770,944	130,183,201

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.22	$2.36	$2.70	$6.70
Diluted	$1.22	$2.35	$2.69	$6.67

Excluded from the computation of diluted earnings per share are options to purchase 805,878 and 172,194 shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 564,676 and 143,439 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends per common share	$0.2625	$0.2500	$0.7625	$0.6700

14. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $742 and $676 at September 30, 2019 and December 31, 2018, respectively. Accrued rebates, which are a component of accrued and other liabilities, were $108 and $125 at September 30, 2019 and December 31, 2018, respectively. Other than the lease liability disclosed in Note 5, no other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $26 and $54 at September 30, 2019 and December 31, 2018, respectively.
Restructuring, Transaction and Integration-related Costs
For the three months ended September 30, 2019, the restructuring, transaction and integration-related costs of $8 primarily consisted of restructuring expenses of $3 related to certain Vinyls segment operations and integration-related consulting fees and costs associated with acquisitions of $5. For the three months ended September 30, 2018, the restructuring, transaction and integration-related costs of $5 primarily consisted of integration-related consulting fees.
For the nine months ended September 30, 2019, the restructuring, transaction and integration-related costs of $32 primarily consisted of restructuring expenses of $22 related to certain Vinyls segment operations and integration-related consulting fees and costs associated with acquisitions of $10. The restructuring expenses consisted of charges associated with the write-off of certain assets. For the nine months ended September 30, 2018, the restructuring, transaction and integration-related costs of $20 primarily consisted of integration-related consulting fees and acquisition costs.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Other Income, Net
For the three months ended September 30, 2019, other income, net included income from unconsolidated subsidiaries, an insurance recovery and interest income on cash and cash equivalents of $7, $5 and $8, respectively. For the three months ended September 30, 2018, other income, net included income from pension and postretirement plans (including a one-time settlement gain), income from unconsolidated subsidiaries and interest income on cash and cash equivalents of $16, $5 and $4, respectively.
For the nine months ended September 30, 2019, other income, net included income from unconsolidated subsidiaries, an insurance recovery and interest income on cash and cash equivalents of $12, $5 and $16, respectively. For the nine months ended September 30, 2018, other income, net included income from pension and postretirement plans (including a one-time settlement gain), income from unconsolidated subsidiaries, gain on redemption of senior notes and interest income on cash and cash equivalents of $23, $17, $6 and $13, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $24 for the nine months ended September 30, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $8 for the nine months ended September 30, 2018.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Operating cash flows from operating leases (1)	$83
Right-of-use assets obtained in exchange for operating lease obligations	70
_____________

(1)
Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets. For the nine months ended September 30, 2019, finance lease related cash flows used for operating and financing activities were not material to the consolidated statement of cash flows.

15. Acquisition
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
NAKAN's net sales and earnings since the acquisition date were not material to the Company's consolidated statement of operations for the nine months ended September 30, 2019. The acquisition-related costs recognized in the consolidated statement of operation for the nine months ended September 30, 2019 were not material. The pro forma impact of this business combination has not been presented as it is not material to the Company's consolidated statements of operations for the nine months ended September 30, 2019 and 2018.

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

16. Commitments and Contingencies
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. Plaintiffs seek an unspecified amount of damages and injunctive relief. The Company has already moved to dismiss the majority of the lawsuits filed and plan to file similar motions with respect to the remaining lawsuits. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of September 30, 2019 and December 31, 2018, the Company had reserves for environmental contingencies totaling approximately $46 and $54, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an Administrative Settlement Agreement and Order on Consent for Remedial Design. In October 2019, the PRPs received a special notice letter from the EPA requesting that the parties begin negotiations regarding a Consent Decree for the Remedial Action at the Calvert City site. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and PolyOne. These agreements are the subject of further litigation as described below.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

On July 10, 2018, PolyOne sued the Company in the U.S. District Court for the Western District of Kentucky, and sought to invalidate the arbitration provisions in the parties' 2007 settlement agreement and enjoin the arbitration it had initiated in 2017. On July 30, 2018, the district court refused to enjoin the arbitration and, on January 15, 2019, the court granted the Company's motion to dismiss PolyOne's suit. On February 13, 2019, PolyOne appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. The court of appeals issued an opinion and final order on September 6, 2019, affirming the district court.
The arbitration hearing began in August 2018 and concluded in December 2018. On May 22, 2019, the arbitration panel issued its final award. It determined that PolyOne was responsible for 100% of the allocable costs at issue in the proceeding and that PolyOne would remain responsible for 100% of the costs to operate the existing groundwater remedy at the Calvert City site. In August 2019, PolyOne filed a motion to vacate before the U.S. District Court for the Western District of Kentucky, seeking to invalidate the final award under the Federal Arbitration Act. The Company filed a motion to confirm the final award in that same action. The action is currently pending.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net external sales
Olefins
Polyethylene	$315	$396	$997	$1,152
Styrene, feedstock and other	133	145	387	374
Total Olefins	448	541	1,384	1,526
Vinyls
PVC, caustic soda and other	1,253	1,372	3,879	4,126
Building products	365	342	972	988
Total Vinyls	1,618	1,714	4,851	5,114
	$2,066	$2,255	$6,235	$6,640

Intersegment sales
Olefins	$72	$136	$238	$368
Vinyls	—	—	1	1
	$72	$136	$239	$369

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from operations
Olefins	$92	$162	$211	$483
Vinyls	153	251	383	788
Corporate and other	(19)	(17)	(40)	(70)
	$226	$396	$554	$1,201

Depreciation and amortization
Olefins	$35	$35	$106	$102
Vinyls	141	124	413	362
Corporate and other	2	2	6	9
	$178	$161	$525	$473

Other income, net
Olefins	$1	$1	$4	$4
Vinyls	12	16	18	32
Corporate and other	8	6	10	17
	$21	$23	$32	$53

Provision for (benefit from) income taxes
Olefins	$18	$34	$45	$107
Vinyls	31	44	76	174
Corporate and other	1	(5)	(1)	(26)
	$50	$73	$120	$255

Capital expenditures
Olefins	$25	$33	$87	$81
Vinyls	165	162	511	420
Corporate and other	3	—	6	6
	$193	$195	$604	$507
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from operations	$226	$396	$554	$1,201
Interest expense	(31)	(28)	(89)	(96)
Other income, net	21	23	32	53
Income before income taxes	$216	$391	$497	$1,158

	September 30, 2019	December 31, 2018
Total assets
Olefins	$2,026	$2,024
Vinyls	9,683	8,879
Corporate and other	1,398	699
	$13,107	$11,602

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
At September 30, 2019, WLKP had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of limited partner interest (consisting of 14,122,230 common units) and incentive distribution rights.
19. Subsequent Event
On October 29, 2019, the Company, through one of its subsidiaries, Eagle US 2 LLC ("Eagle"), entered into a securities purchase agreement with Lotte, to purchase at least an additional 34.787% of the membership interests in LACC from Lotte for approximately $817 pursuant to Eagle's exercise of a call option (the "Transaction"). Prior to the Transaction, Eagle owned approximately 12% of the membership interests in LACC. See Note 7 for additional information.
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

Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through the third quarter of 2019, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply and lower prices of ethylene and polyethylene. In recent months, we have seen volatility in ethane and ethylene prices, primarily due to changes in the anticipated timing for some of the new ethylene capacity additions and availability of natural gas liquids as well as fluctuation in crude oil prices. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
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
Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Depending on the performance of the global economy, the potential changes in international trade and tariffs policies, the trend of crude oil prices and the timing of the new ethylene capacity additions in the remainder of 2019 and beyond, our financial condition, results of operations or cash flows could be negatively or positively impacted.
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA"). We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows.
EBITDA is included in this Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes.

A reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities is included in the "Results of Operations" section below.
Recent Developments
On October 29, 2019, we, through one of our subsidiaries, Eagle US 2 LLC ("Eagle"), entered into a securities purchase agreement with Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), to purchase at least an additional 34.787% of the membership interests in LACC, LLC ("LACC") from Lotte for approximately $817 million (the "Transaction"), pursuant to Eagle's exercise of a call option. Prior to the Transaction, Eagle owned approximately 12% of the membership interests in LACC.
The closing of the Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and customary closing conditions. In addition, Eagle may receive additional membership interests in LACC subject to potential adjustments based upon the finalization of an audit and further negotiations between the parties concerning the purchase price.
On July 17, 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. See "Liquidity and Capital Resources—Debt" below and Note 9 to the consolidated financial statements included in this Form 10-Q for more information.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$315	$396	$997	$1,152
Styrene, feedstock and other	133	145	387	374
Total Olefins	448	541	1,384	1,526
Vinyls
PVC, caustic soda and other	1,253	1,372	3,879	4,126
Building products	365	342	972	988
Total Vinyls	1,618	1,714	4,851	5,114
Total	$2,066	$2,255	$6,235	$6,640

Income (loss) from operations
Olefins	$92	$162	$211	$483
Vinyls	153	251	383	788
Corporate and other	(19)	(17)	(40)	(70)
Total income from operations	226	396	554	1,201
Interest expense	(31)	(28)	(89)	(96)
Other income, net	21	23	32	53
Provision for income taxes	50	73	120	255
Net income	166	318	377	903
Net income attributable to noncontrolling interests	8	10	28	30
Net income attributable to Westlake Chemical Corporation	$158	$308	$349	$873
Diluted earnings per share	$1.22	$2.35	$2.69	$6.67
EBITDA (1)	$425	$580	$1,111	$1,727
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-21.8%	+4.7%	-22.0%	+12.7%
Vinyls	-8.9%	+3.2%	-6.9%	+1.7%
Company	-12.0%	+3.6%	-10.4%	+4.3%

Average Industry Prices (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average domestic prices
Ethane (cents/lb) (2)	5.8	14.3	7.6	10.8
Propane (cents/lb) (3)	10.3	23.5	13.0	21.5
Ethylene (cents/lb) (4)	20.7	17.3	17.1	18.6
Polyethylene (cents/lb) (5)	59.0	70.0	60.7	72.4
Styrene (cents/lb) (6)	79.9	90.3	79.8	93.8
Caustic soda ($/short ton) (7)	692	782	702	775
Chlorine ($/short ton) (8)	175	175	175	170
PVC (cents/lb) (9)	68.8	67.5	68.6	67.4

Average export prices
Polyethylene (cents/lb) (10)	39.7	53.5	42.2	58.1
Caustic soda ($/short ton) (11)	217	564	314	627
PVC (cents/lb) (12)	35.1	36.5	35.4	37.8
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

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

(10)	Average North American export price for low density polyethylene GP-Film grade over the period.

(11)	Average North American low spot export prices of caustic soda over the period.

(12)	Average North American spot export prices of PVC over the period.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in millions)
Net cash provided by operating activities	$501	$606	$968	$1,155
Changes in operating assets and liabilities and other	(316)	(259)	(557)	(178)
Deferred income taxes	(19)	(29)	(34)	(74)
Net income	166	318	377	903
Less:
Other income, net	21	23	32	53
Interest expense	(31)	(28)	(89)	(96)
Provision for income taxes	(50)	(73)	(120)	(255)
Income from operations	226	396	554	1,201
Add:
Depreciation and amortization	178	161	525	473
Other income, net	21	23	32	53
EBITDA	$425	$580	$1,111	$1,727

Summary
For the quarter ended September 30, 2019, net income attributable to Westlake was $158 million, or $1.22 per diluted share, on net sales of $2,066 million. This represents a decrease in net income attributable to Westlake of $150 million, or $1.13 per diluted share, compared to the third quarter of 2018 net income attributable to Westlake of $308 million, or $2.35 per diluted share, on net sales of $2,255 million. Income from operations for the third quarter of 2019 was $226 million, a $170 million decrease from income from operations of $396 million for the third quarter of 2018. The decreases in net income and income from operations versus the prior-year period were primarily due to lower sales prices for our major products resulting from the ongoing international trade uncertainties and slower global economic growth, partially offset by lower ethane feedstock and fuel costs. Net sales for the third quarter of 2019 decreased by $189 million compared to net sales for the third quarter of 2018, mainly due to lower sales prices for our major products and lower sales volumes for PVC resin, partially offset by an increase in sales volumes for building products and PVC compounds. Restructuring, transaction and integration-related costs in the third quarter of 2019 were $8 million, or $0.03 per diluted share.
For the nine months ended September 30, 2019, net income attributable to Westlake was $349 million, or $2.69 per diluted share, on net sales of $6,235 million. This represents a decrease in net income attributable to Westlake of $524 million, or $3.98 per diluted share, compared to the nine months ended September 30, 2018 net income attributable to Westlake of $873 million, or $6.67 per diluted share, on net sales of $6,640 million. Income from operations for the nine months ended September 30, 2019 was $554 million, a $647 million decrease from income from operations of $1,201 million for the nine months ended September 30, 2018. The decreases in net income and income from operations were primarily due to lower sales prices for our major products, partially offset by lower ethane feedstock, purchased ethylene and fuel costs and higher polyethylene sales volume. Net sales for the nine months ended September 30, 2019 decreased by $405 million compared to net sales for the nine months ended September 30, 2018, mainly due to lower sales prices for our major products and lower sales volumes for PVC resins, partially offset by an increase in sales volumes for polyethylene, styrene and PVC compounds. Restructuring, transaction and integration-related costs for the nine months ended September 30, 2019 were $32 million, or $0.20 per diluted share.
RESULTS OF OPERATIONS
Third Quarter 2019 Compared with Third Quarter 2018
Net Sales. Net sales decreased by $189 million, or 8%, to $2,066 million in the third quarter of 2019 from $2,255 million in the third quarter of 2018, primarily attributable to lower sales prices for our major products and lower sales volumes for PVC resins, partially offset by higher sales volumes for building products and PVC compounds. Average sales prices for the third quarter of 2019 decreased by 12% as compared to the third quarter of 2018. Sales volume increased by 4% for the third quarter of 2019 as compared to the third quarter of 2018.
Gross Profit. Gross profit margin percentage decreased to 18% in the third quarter of 2019 from 24% in the third quarter of 2018. The third quarter of 2019 gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins), partially offset by lower ethane feedstock and fuel costs, as compared to the third quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4 million to $110 million in the third quarter of 2019 as compared to $114 million in the third quarter of 2018. This decrease was mainly due to lower professional consulting fees, partially offset by the selling, general and administrative expenses related to NAKAN, which was acquired in January 2019.
Amortization of Intangibles. Amortization expense was $27 million in the third quarter of 2019, as compared to $24 million in the third quarter of 2018. The increase in amortization expense was primarily due to intangible assets related to NAKAN.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $8 million in the third quarter of 2019 were higher as compared to $5 million in the third quarter of 2018. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $3 million and costs associated with acquisitions. The restructuring expenses represent charges associated with the write-off of certain assets. For the third quarter of 2019, the restructuring, transaction and integration-related costs of $5 million primarily consisted of integration-related consulting fees.
Interest Expense. Interest expense increased by $3 million to $31 million in the third quarter of 2019 from $28 million in the third quarter of 2018, primarily as a result of higher average debt outstanding in the third quarter of 2019 as compared to the third quarter of 2018. The higher average debt balance in the third quarter of 2019 was due to the issuance of the 1.625% 2029 Senior Notes in July 2019. See "Liquidity and Capital Resources—Debt" below and Note 9 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.

Other Income, Net. Other income, net decreased by $2 million to $21 million in the third quarter of 2019 from $23 million in the third quarter of 2018. In the third quarter of 2018, we recognized a one-time pension settlement gain of $14 million. In the third quarter of 2019, we recognized insurance proceeds of $5 million. In addition, interest income in the third quarter of 2019 was higher as compared to the third quarter of 2018.
Income Taxes. The effective income tax rate was 23.1% for the third quarter of 2019 as compared to 18.7% for the third quarter of 2018. The effective tax rate in the third quarter of 2019 was higher as compared to the third quarter of 2018 primarily due to discrete tax adjustments related to the remeasurement of state deferred tax balances in the third quarter of 2018 and changes in income tax estimates based on the filing of the Company's prior-year U.S. federal tax return in each period.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $93 million, or 17%, to $448 million in the third quarter of 2019 from $541 million in the third quarter of 2018. The decrease was mainly due to lower sales prices for our major products. Average sales prices for the Olefins segment decreased by 22% in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to increased olefins production from new industry capacity. Sales volumes for the Olefins segment increased by 5% in the third quarter of 2019 as compared to the third quarter of 2018.
Income from Operations. Income from operations for the Olefins segment decreased by $70 million to $92 million in the third quarter of 2019 from $162 million in the third quarter of 2018. This decrease in income from operations was primarily due to lower sales prices for our major products as a result of increased olefins production from new industry capacity, partially offset by lower feedstock and fuel costs. Trading activity for the third quarter of 2019 resulted in a loss of approximately $15 million as compared to a gain of $4 million for the third quarter of 2018.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $96 million, or 6%, in the third quarter of 2019 due to lower sales prices for our major products and lower sales volumes for PVC resins, partially offset by higher sales volumes for building products and PVC compounds, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 9% in the third quarter of 2019, as compared to the third quarter of 2018. Sales volumes for the Vinyls segment increased by 3% in the third quarter of 2019 as compared to the third quarter of 2018.
Income from Operations. Income from operations for the Vinyls segment decreased by $98 million to $153 million in the third quarter of 2019 from $251 million in the third quarter of 2018. This decrease in income from operations was primarily due to lower sales prices for caustic soda and PVC resins resulting from slower global economic growth and ongoing international trade uncertainties, partially offset by lower ethane feedstock and fuel costs.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Net Sales. Net sales decreased by $405 million, or 6%, to $6,235 million for the nine months ended September 30, 2019 from $6,640 million for the nine months ended September 30, 2018, primarily attributable to lower sales prices for our major products and lower sales volumes for PVC resins, partially offset by higher sales volumes for polyethylene, styrene and PVC compounds. Average sales prices for the nine months ended September 30, 2019 decreased by 10% as compared to the nine months ended September 30, 2018. Sales volume increased by 4% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Gross Profit. Gross profit margin percentage decreased to 16% for the nine months ended September 30, 2019 from 25% in the nine months ended September 30, 2018. The gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins), partially offset by lower ethane feedstock, purchased ethylene and fuel costs, as compared to the nine months ended September 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6 million to $343 million for the nine months ended September 30, 2019, as compared to $337 million in the nine months ended September 30, 2018. This increase was mainly due to selling, general and administrative expenses related to NAKAN, partially offset by lower employee compensation and lower professional consulting fees.
Amortization of Intangibles. Amortization expense was $81 million for the nine months ended September 30, 2019, as compared to $75 million for the nine months ended September 30, 2018. The increase in amortization expense was primarily due to intangible assets related to NAKAN.

Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $32 million for the nine months ended September 30, 2019 were higher as compared to $20 million for the nine months ended September 30, 2018. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $22 million and acquisition costs. The restructuring expenses represent charges associated with the write-off of certain assets. For the nine months ended September 30, 2018, the restructuring, transaction and integration-related costs of $20 million primarily consisted of integration-related consulting fees and acquisition costs.
Interest Expense. Interest expense decreased by $7 million to $89 million for the nine months ended September 30, 2019 from $96 million for the nine months ended September 30, 2018, primarily as a result of lower average debt outstanding for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The lower average debt balance for the nine months ended September 30, 2019 was mainly due to the redemption of senior notes in May 2018 and in February 2018, partially offset by the issuance of the 1.625% 2029 Senior Notes in July 2019. See "Liquidity and Capital Resources—Debt" below and Note 9 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $21 million to $32 million for the nine months ended September 30, 2019 from $53 million for the nine months ended September 30, 2018. The decrease was primarily due to lower income from unconsolidated subsidiaries. Additionally, a one-time pension settlement gain of $14 million was recognized in the nine months ended September 30, 2018.
Income Taxes. The effective income tax rate was 24.1% for the nine months ended September 30, 2019 as compared to 22.0% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was higher as compared to the nine months ended September 30, 2018 primarily due to discrete tax adjustments related to the remeasurement of state deferred tax balances in the third quarter of 2018 and changes in income tax estimates based on the filing of the Company's prior-year U.S. federal tax return in each period.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $142 million, or 9%, to $1,384 million for the nine months ended September 30, 2019 from $1,526 million for the nine months ended September 30, 2018. The decrease was mainly due to lower sales prices for our major products, partially offset by higher polyethylene and styrene sales volumes. Average sales prices for the Olefins segment decreased by 22% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to increased olefins production from new industry capacity and the sharp drop in global crude oil prices in late 2018. Sales volumes for the Olefins segment increased by 13% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Income from Operations. Income from operations for the Olefins segment decreased by $272 million to $211 million for the nine months ended September 30, 2019 from $483 million for the nine months ended September 30, 2018. This decrease in income from operations was primarily due to the lower sales prices for our major products, partially offset by higher polyethylene sales volumes and lower feedstock and fuel costs. Trading activity for the nine months ended September 30, 2019 resulted in a loss of approximately $26 million as compared to a gain of $6 million for the nine months ended September 30, 2018.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $263 million, or 5%, due to lower sales prices for our major products as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 7% in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, mainly due to lower sales prices for caustic soda and lower sales prices and volumes for PVC resins, partially offset by higher PVC compounds sales volumes. Sales volumes for the Vinyls segment increased by 2% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Income from Operations. Income from operations for the Vinyls segment decreased by $405 million to $383 million in the nine months ended September 30, 2019 from $788 million in the nine months ended September 30, 2018. This decrease in income from operations was primarily due to lower caustic soda and PVC resin sales prices, partially offset by lower purchased ethylene, ethane feedstock and fuel costs.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Cash Flows
Operating Activities
Operating activities provided cash of $968 million in the first nine months of 2019 compared to cash provided by operating activities of $1,155 million in the first nine months of 2018. The $187 million decrease in cash flows from operating activities was mainly due to the decrease in income from operations during the first nine months of 2019 as compared to the first nine months of 2018, partially offset by a decrease in working capital requirements. The decrease in income from operations was primarily due to lower sales prices for our major products and other factors as discussed in the "Summary" above. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, net, inventories, prepaid expenses and other current assets, less accounts and notes payable and accrued and other liabilities, provided cash of $41 million in the first nine months of 2019, compared to $252 million of cash used in the first nine months of 2018, a favorable change of $293 million. The favorable changes were primarily due to changes in accounts receivable and inventories. The changes in accounts receivable and inventories were primarily the result of lower sales prices and lower inventory costs in the first nine months of 2019, as compared to the first nine months of 2018.
Investing Activities
Net cash used for investing activities during the first nine months of 2019 was $948 million as compared to net cash used for investing activities of $561 million in the first nine months of 2018. Higher investing activities were primarily due to acquisitions for $314 million, net of cash acquired. Capital expenditures were $604 million in the first nine months of 2019 compared to $507 million in the first nine months of 2018. Capital expenditures in the first nine months of 2019 were related to our ongoing PVC and VCM expansions at the plants in Burghausen and Gendorf, Germany and at the plant located in Geismar, Louisiana. The remaining capital expenditures in the first nine months of 2019 and 2018 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. We spent $45 million and $53 million in the first nine months of 2019 and 2018, respectively, to fund the construction costs of the ethylene plant of our joint venture LACC, LLC. Additionally, we invested $10 million in other unconsolidated subsidiaries in the first nine months of 2018.

Financing Activities
Net cash provided for financing activities during the first nine months of 2019 was $669 million as compared to net cash used by financing activities of $1,331 million in the first nine months of 2018. In the first nine months of 2019, we received proceeds of $784 million from the issuance of the 1.625% 2029 Senior Notes and $63 million from the issuance of WLKP common units. The remaining activities during the first nine months of 2019 were primarily related to the $98 million payment of cash dividends, the $40 million payment of cash distributions to noncontrolling interests, repurchases of our common stock (under the 2014 Program) of $30 million, proceeds of $13 million from the issuance of short-term notes payable and $19 million for the repayment of short-term notes payable. The financing activities during the first nine months of 2018 were mainly related to the repayment of notes payable of $1,177 million, of which $704 million was used for the redemption of the 2021 Notes in February 2018, $461 million was used for the redemption of the 2023 Notes in May 2018 and the remaining balance was used for the repayment of short-term notes payable. The remaining activities during the first nine months of 2018 were primarily related to the $87 million payment of cash dividends, the $37 million payment of cash distributions to noncontrolling interests and proceeds from issuance of short-term notes payable to banks.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2019, we had repurchased 6,080,191 shares of our common stock for an aggregate purchase price of approximately $365 million under the 2014 Program. During the nine months ended September 30, 2019, 517,712 shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. We intend to use the net proceeds from this offering for general corporate purposes.
In 2015, Eagle, a wholly-owned subsidiary of the Company, and Lotte formed a joint venture, LACC, to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 million to LACC to fund construction costs of the ethylene plant, representing approximately 12% of the membership interests in LACC. As discussed above under "Recent Developments," Eagle recently entered into a securities purchase agreement with Lotte to purchase at least an additional 34.787% of the membership interests in LACC from Lotte for approximately $817 million. We currently expect to fund the purchase price for the transaction with cash on hand.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or any other potential acquisitions would likely necessitate and therefore depend on our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of September 30, 2019, our cash and cash equivalents totaled $1,437 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.

Debt
As of September 30, 2019, our indebtedness totaled $3.4 billion. See Note 9 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 9 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2019, we had no borrowings outstanding under the Credit Agreement. As of September 30, 2019, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2019, we were in compliance with the total leverage ratio financial maintenance covenant.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2019 was 1.70% and at December 31, 2018 was 1.85%.

1.625% Senior Notes due 2029
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% Senior Notes due July 17, 2029. The Company received approximately $779 million of net proceeds from the offering. We may optionally redeem the 1.625% 2029 Senior Notes at any time and from time to time prior to April 17, 2029 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 17, 2029, we may optionally redeem the 1.625% 2029 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 1.625% 2029 Senior Notes may require us to repurchase the 2029 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 1.625% 2029 Senior Notes).
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
As of September 30, 2019, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature on April 29, 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on WLKP's consolidated leverage ratio), payable quarterly. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2019, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. As of September 30, 2019, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at September 30, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $16 million. Based on our open derivative positions at September 30, 2019, on ethylene (which are related to OpCo's third party sales), a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before income taxes by $12 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2019, we had $3,468 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $35 million. Also, at September 30, 2019, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of September 30, 2019 was 1.70%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit, which is currently undrawn. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract amounting to a notional value of €70 million. The notional value of the net investment hedges was €150 million at September 30, 2019. The arrangement is scheduled to mature in 2026.
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% Senior Notes due July 17, 2029. We designated this euro-denominated debt as a non-derivative net investment hedge of a portion of our net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2018 Form 10-K, filed on February 20, 2019, contained a description of various legal proceedings in which we are involved. See below and Note 16 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. Plaintiffs seek an unspecified amount of damages and injunctive relief. We have already moved to dismiss the majority of the lawsuits filed and plan to file similar motions with respect to the remaining lawsuits. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
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

•
Region Six of the EPA has investigated and inspected our compliance with Risk Management Program requirements under the Clean Air Act at our Geismar, Louisiana facility. We believe resolution of the matter may require the payment of a monetary sanction in excess of $100,000.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2019	—	$—	—	$194,872,000
August 2019	177,323	$57.23	174,972	$184,872,000
September 2019	2,855	$63.22	—	$184,872,000
	180,178	$57.33	174,972
_____________

(1)
Includes 2,351 and 2,855 shares withheld in August 2019 and September 2019, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2019, 6,080,191 shares of our common stock had been acquired at an aggregate purchase price of approximately $365 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6. Exhibits

Exhibit No.	Exhibit Index

4.1
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

4.2
Paying Agency Agreement dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

______________________________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	November 6, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)