Form 10-K
period 2019-12-31
WESTLAKE CHEMICAL CORP
filed 2020-02-19
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-32260

Westlake Chemical Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0346924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 960-9111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WLK	The New York Stock Exchange
1.625% Senior Notes due 2029	WLK29	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2019, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 28, 2019 of $69.46 on the New York Stock Exchange was approximately $2.5 billion.
There were 128,392,753 shares of the registrant's common stock outstanding as of February 12, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2020 Annual Meeting of Stockholders to be held on May 15, 2020.

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
Cautionary Statements about Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products;

•	industry market outlook, including the price of crude oil;

•	production capacities;

•	currency devaluation;

•	our ability to borrow additional funds under our credit agreement;

•	our ability to meet our liquidity needs;

•	our ability to meet debt obligations under our debt instruments;

•	our intended quarterly dividends;

•	future capacity additions and expansions in the industries in which we compete;

•	results of acquisitions;

•	timing, funding and results of capital projects;

•	pension plan obligations, funding requirements and investment policies;

•
compliance with present and future environmental regulations and costs associated with environmentally-related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other GHG emissions or to address other issues of climate change;

•	effects of pending legal proceedings; and

•	timing of and amount of capital expenditures.
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical and building products industries;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

i

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2019. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. Business
General
We are a vertically integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. Our products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including flexible and rigid packaging, automotive products, coatings, water treatment, refrigerants, residential and commercial construction as well as other durable and non-durable goods. We operate in two principal operating segments, Olefins and Vinyls. We are highly integrated along our olefins product chain with significant downstream integration into polyethylene and styrene monomer. We are also an integrated global producer of vinyls with substantial downstream integration into polyvinyl chloride ("PVC") building products.
We began operations in 1986 after our first polyethylene plant, an Olefins segment business, near Lake Charles, Louisiana was acquired from Occidental Petroleum Corporation. We began our vinyls operations in 1990 with the acquisition of a vinyl chloride monomer ("VCM") plant in Calvert City, Kentucky from The B.F.Goodrich Company. In 1992, we commenced our Vinyls segment's building products operations after acquiring three PVC pipe plants. Since 1986, we have grown rapidly into an integrated global producer of basic chemicals, vinyls, polymers and building products. We achieved this growth by acquiring existing plants or constructing new plants and completing numerous capacity or production line expansions. We regularly consider acquisitions and other internal and external growth opportunities that would be consistent with, or complementary to, our overall business strategy.
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering. As of February 12, 2020, Westlake Partners' assets consisted of a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly-owned by us. OpCo's assets include two ethylene production facilities at our olefins facility in Lake Charles, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain a 77.2% limited partner interest in OpCo, a 40.1% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of both our Olefins and Vinyls segments. For more information, see "—Olefins Business" and "—Vinyls Business" below.
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
On November 12, 2019, we, through one of our subsidiaries, Eagle US 2 LLC ("Eagle"), completed the acquisition of an additional 34.8% of the membership interests in LACC, LLC ("LACC") from Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), for approximately $817 million (the "Transaction"). Prior to the Transaction, Eagle owned approximately 12% of the membership interests in LACC. As of December 31, 2019, we owned an aggregate 46.8% membership interest in LACC. The LACC ethylene plant has 2.2 billion pounds per year of ethylene production capacity and is adjacent to our chlor-alkali facility in Lake Charles. During the third quarter of 2019, the LACC ethylene plant began commercial operations. As a result of the Transaction, we will receive our proportionate share of LACC's ethylene production on a cash-cost basis, which is expected to benefit our integrated downstream operations.
We benefit from highly integrated production facilities that allow us to process raw materials into higher value-added chemicals and building products. As of February 12, 2020, we (directly and through OpCo, our investment in LACC, and our 95%- and 60%-owned joint ventures in China and Taiwan, respectively) had approximately 44.0 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia.

Olefins Business
Products
Olefins are the basic building blocks used to create a wide variety of petrochemical products. We manufacture ethylene (through OpCo), polyethylene, styrene and associated co-products at our manufacturing facility in Lake Charles and polyethylene at our Longview facility. We have two ethylene plants, which are owned by OpCo, two polyethylene plants and one styrene monomer plant at our olefins facility in Lake Charles. We have three polyethylene plants and a specialty polyethylene wax plant at our Longview site.
The following table illustrates our production capacities at February 12, 2020 by principal product and the primary end uses of these materials:

Product	Annual Capacity	End Uses	Principal Manufacturing Facilities (2) (3)
	(Millions of pounds)
Ethylene (1)	2,990	Polyethylene, ethylene dichloride ("EDC"), styrene, ethylene oxide/ethylene glycol	Lake Charles, Louisiana
Low-Density Polyethylene ("LDPE")	1,500	High clarity packaging and bags, shrink films, food packaging, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding	Lake Charles, Louisiana Longview, Texas
Linear Low-Density Polyethylene ("LLDPE")	1,070	Heavy-duty films and bags, general purpose liners	Lake Charles, Louisiana Longview, Texas
Styrene	570	Consumer disposables, packaging material, appliances, paints and coatings, resins and building materials	Lake Charles, Louisiana

______________________________

(1)	Production capacity owned by OpCo.

(2)	We lease the land on which our Longview, Texas facility is located.

(3)	We own the Lake Charles, Louisiana facility.
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
Polyethylene. Polyethylene, the world's most widely consumed polymer, is used in the manufacture of a wide variety of film, coatings and molded product applications primarily used in packaging. Polyethylene is generally classified as either LDPE, LLDPE or high-density polyethylene ("HDPE"). The density correlates to the relative stiffness of the end-use products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE, in general, have higher strength properties than products produced from LDPE. LDPE exhibits better clarity and other physical properties and is used in end products such as bread bags, food wraps, milk carton coatings and food packaging. LLDPE is used for higher film strength applications such as stretch film and heavy duty sacks. HDPE is used to manufacture products such as grocery, merchandise and trash bags, rigid plastic containers, plastic closures and pipe.

We are the second-largest producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher-margin specialty polyethylene products. In 2019, our annual capacity of approximately 1.5 billion pounds was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both the Lake Charles and Longview facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
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
In addition to ethylene supplied by OpCo, we also acquire ethylene from third parties in order to supply a portion of our Vinyls segment ethylene requirements. We acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles site and hexene at the Longview site via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts, some of which are renewable for an additional term subject to either party to the contract notifying the other party that it does not wish to renew the contract. We purchase electricity for our Lake Charles facility under long-term industrial contracts.
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
No single customer accounted for 10% or more of net sales for the Olefins segment in 2019.
Competition
The markets in which our Olefins business operates are highly competitive. We compete on the basis of customer service, product deliverability, quality, consistency, performance and price. Our competitors in the ethylene, polyethylene and styrene markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, Dow Inc., ExxonMobil Chemical Company, Formosa Plastics Corporation, LyondellBasell Industries, N.V., NOVA Chemicals Corporation and Sasol Limited.

Vinyls Business
Products
Principal products in our integrated Vinyls segment include PVC, VCM, EDC, chlor-alkali (chlorine and caustic soda) and chlorinated derivative products and, through OpCo and LACC, ethylene. We also manufacture and sell PVC compounds and building products fabricated primarily from PVC, including residential siding, trim and moldings; pipe and fittings for various water, sewer, electrical and industrial applications; profiles for windows and doors; decking; films for various inflatables, wallcovering, tape and roofing applications; and composite roof tiles. We manage our integrated Vinyls production chain, from the basic chemicals to finished building products, to optimize product margins and capacity utilization. Our primary North American chemical manufacturing facilities are located in our Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. Our Calvert City site includes an ethylene plant, which is owned by OpCo, a chlor-alkali plant, a VCM plant and a PVC plant. Our Lake Charles site includes three chlor-alkali plants, two VCM plants, a chlorinated derivative products plant and cogeneration assets. Our Plaquemine site includes a chlor-alkali plant, a VCM plant, a PVC plant and cogeneration assets. Our Geismar site includes a chlor-alkali plant, a VCM plant and a PVC plant. We also produce chlorine, caustic soda, hydrogen and chlorinated derivative products at our Natrium, West Virginia; Longview, Washington and Beauharnois, Quebec facilities and PVC resin at our facility in Aberdeen, Mississippi. Our European chemical manufacturing facilities are located in Germany and include two chlor-alkali plants, two VCM plants and five PVC plants. As of February 12, 2020, we owned 36 building product and PVC compound facilities in North America, Europe and Asia. Our Asian vinyls chemical manufacturing facilities are located near Shanghai, in China, and in Kaohsiung, Taiwan, through our 95%- and 60%-owned joint ventures, respectively, and include a PVC plant, a PVC film and sheet plant, a chlor-alkali plant and a chlorinated derivative products plant.

The following table illustrates our production capacities at February 12, 2020 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (4) (5) (6)
	(Millions of pounds)
Specialty PVC	1,090	Automotive sealants, cable sheathing, medical applications and other applications	Burghausen, Gendorf, Schkopau and Cologne, Germany
Commodity PVC	6,700	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications	Calvert City, Kentucky, Geismar, Louisiana, Plaquemine, Louisiana, Aberdeen, Mississippi, Cologne and Knapsack, Germany
VCM	7,630	PVC, PVC Compounds	Calvert City, Kentucky, Geismar, Louisiana, Plaquemine, Louisiana, Lake Charles, Louisiana, Gendorf and Knapsack, Germany
Chlorine	7,140	VCM, organic/inorganic chemicals, bleach	Calvert City, Kentucky, Geismar, Louisiana, Plaquemine, Louisiana, Lake Charles, Louisiana, Natrium, West Virginia, Gendorf and Knapsack, Germany
Caustic Soda	7,860	Pulp and paper, organic/inorganic chemicals, neutralization, alumina	Calvert City, Kentucky, Geismar, Louisiana, Plaquemine, Louisiana, Lake Charles, Louisiana, Natrium, West Virginia, Gendorf and Knapsack, Germany
Chlorinated Derivative Products	2,290	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production	Lake Charles, Louisiana, Natrium, West Virginia, Plaquemine, Louisiana, Longview, Washington, Beauharnois, Canada
Ethylene (3)	1,760	VCM	Calvert City, Kentucky
Building Products and PVC Compounds	3,380
Pipe: water and sewer, plumbing, irrigation, conduit; fittings; profiles and foundation building products; exteriors; window and door components; deck components; siding, trim and mouldings; film and sheet; composite roof tiles; Compounds: automotive interior, automotive exterior, stabilizers, medical applications, profiles, moldings, electrical products, casing and packaging

______________________________

(1)	EDC, a VCM intermediate product, is not included in the table.

(2)	Includes capacity related to our 95%- and 60%-owned Asian joint ventures.

(3)	Includes production capacity in Calvert City owned by OpCo and our portion of LACC's production capacity in Lake Charles.

(4)	Except as noted in notes (5) and (6) below, we own each of these facilities.

(5)	We lease the land on which our Gendorf, Burghausen, Knapsack, Schkopau and Cologne, Germany and Longview, Washington facilities are located.

(6)	We lease a portion of the land on which our Aberdeen and Calvert City facilities are located.

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
We are the second-largest PVC producer in the world. With the completion of our previously announced expansion projects at our Geismar and Burghausen plants in 2019, we have the capacity to produce approximately 6.7 billion pounds and 1.1 billion pounds of commodity and specialty PVC per year, respectively, at our various facilities globally. We use some of our PVC internally in the production of our building products and PVC compounds. The remainder of our PVC is sold to downstream fabricators and the international markets.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce EDC, which is used in turn, to produce VCM. We have the capacity to produce approximately 6.1 billion pounds and 1.5 billion pounds of VCM per year at our North American and European facilities, respectively. The majority of our VCM is used internally in our PVC operations. VCM and EDC not used internally are sold externally.
Chlorine and Caustic Soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Lake Charles, Plaquemine, Natrium, Calvert City, Geismar, Beauharnois, Longview (WA), Gendorf, Knapsack and Kaohsiung facilities. We are the second-largest chlor-alkali producer in the world. We use our chlorine production in our VCM and chlorinated derivative products plants. We currently have the capacity to supply all of our chlorine requirements internally. Any remaining chlorine is sold into the merchant chlorine market. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina.
Chlorinated Derivative Products. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite, hydrochloric acid ("HCL") and pelletized caustic soda ("PELS"). We have the capacity to produce approximately 2.3 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview (WA) facilities. The majority of our chlorinated derivative products are sold to external customers who use these products for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling, solvent and cleaning chemicals and natural gas and oil production.
Ethylene. We utilize ethylene from OpCo's facility in Calvert City and LACC to produce VCM at our facilities. We obtain the remainder of the ethylene we need for our Vinyls business from third party purchases. The use of ethane feedstock by our ethylene plants enables us to enhance our low cost vinyl chain integration.
Building Products and PVC Compounds. Products made from PVC are used in materials ranging from water and sewer systems to home and commercial applications for siding, trim, mouldings, deck, window and door profiles. Our building products consist of two primary product groups: (i) exterior products, which includes siding, trim, mouldings, window profiles, decking products and roofing applications; and (ii) PVC pipe, specialty PVC pipe and fittings. We manufacture and market exterior products under the Royal Building Products®, Celect Cellular Exteriors by Royal®, Zuri Premium Decking by Royal®, Royal S4S Trim Board®, Exterior Portfolio® and DaVinci® brand names. We manufacture and market specialty pipe and fittings, water, sewer, irrigation and conduit pipe products under the NAPCOTM brand name. We manufacture film and sheet at our Shanghai facility for both Asian and global markets. Flexible PVC compounds are used for wire and cable insulation, medical films and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window and door profiles, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and containers. Powder compounds are primarily used in window and door profiles and pipe and fittings. The combined capacity of our 36 building products and PVC compounds plants is approximately 3.4 billion pounds per year.
Electricity. Our Lake Charles, Plaquemine and Natrium cogeneration assets have the capacity to generate electricity of approximately 420, 240 and 100 megawatts, respectively, per year. Our North American joint ventures include a 50% interest in RS Cogen LLC ("RS Cogen") that generates electricity, of which our share is approximately 212 megawatts.

Feedstocks
We are highly integrated along our vinyls production chain. We produce most of the ethylene required at our Calvert City and Lake Charles facilities utilizing ethane feedstock. The LACC ethylene facility is located adjacent to our vinyls facility in Lake Charles and has an ethylene production capacity of 2.2 billion pounds per year. During the third quarter of 2019, the LACC ethylene plant began its commercial operations. At December 31, 2019, we, through one of our subsidiaries, own 46.8% of the membership interests in LACC. We receive our proportionate share in ethylene production on a cash-cost basis and primarily use it to produce VCM. In Germany, we have access to, and partially own, an ethylene pipeline. The salt requirements for several of our larger chlor-alkali plants are supplied internally from salt domes we either own or lease and is transported by pipelines we own. We purchase the salt required for our other chlor-alkali plants pursuant to long-term contracts. Electricity and steam for one of our Lake Charles facilities are produced by both on-site cogeneration units and through a toll arrangement with RS Cogen, a joint venture in which we own a 50% interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the site. Electricity and steam for the Plaquemine facility is supplied internally by our on-site cogeneration unit. A portion of our Natrium facility's electricity requirements is produced by our on-site generation unit, and the remainder is purchased. We purchase electricity for our remaining facilities under long-term contracts. We purchase VCM for our Asian PVC plant on a contract and spot basis.
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
We are the second largest manufacturer of PVC pipe by capacity in North America. We sell a majority of our siding, trim and mouldings products, PVC pipe, specialty PVC pipe and fittings, and film and sheet products through a combination of our internal sales force and manufacturer's representatives. In Canada, we operate 18 company-owned distribution branches that sell our vinyl siding and accessories and trim and mouldings products, as well as pipe and fittings. We also engage in advertising programs primarily directed at trade professionals that are intended to develop awareness and interest in our products. In addition, we display our building products at trade shows.
No single customer accounted for 10% or more of net sales for the Vinyls segment in 2019.
Competition
The markets in which our Vinyls business operates are highly competitive. Competition in the vinyls market is based on product availability, product performance, customer service and price. We compete in the vinyls market with other producers including Formosa Plastics Corporation, Oxy Chem, LP, Shintech, Inc., Olin Corporation, GEON Performance Solutions, Teknor Apex Company, Inc., Orbia Advanced Corporation, S.A.B. de C.V., INOVYN ChlorVinyls Limited, VYNOVA Group and KEM ONE Group SAS.
Competition in the building products market is based on on-time delivery, product quality, product innovation, customer service, product consistency and price. We compete in the building products market with other producers and fabricators including Diamond Plastics Corporation, JM Eagle Inc., Cornerstone Building Brands, Inc., CertainTeed Corporation, IPEX Inc., Associated Materials LLC and the Azek Company.

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
It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2019, we made capital expenditures of $28 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $40 million in 2020 and $34 million in 2021, respectively, related to environmental compliance. The expected 2020 and 2021 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to Environmental Protection Agency (the "EPA") regulations. The remainder of the 2020 and 2021 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. In May 2018, we reached an agreement in principal with the Louisiana Department of Environmental Quality to resolve these consolidated enforcement matters for a penalty of $162,500. The settlement agreement is subject to public comment and approval by the Louisiana Attorney General.

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

•
Region Six of the EPA has investigated and inspected our compliance with Risk Management Program requirements under the Clean Air Act at our Geismar facility. In November 2019, we reached an agreement in principle with the EPA to resolve this matter by consent agreement and final order for a penalty in the amount of $132,000, in addition to a supplemental environmental project with a cost to us of $116,200.

•
On November 15, 2019, the EPA issued a notice of violation and opportunity to show cause letter alleging violations of certain requirements under the Toxic Substances Control Act identified during the agency's inspection of one of our Lake Charles facilities. We believe the resolution of this matter may require payment of a monetary sanction in excess of $100,000.

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
Also see our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 22 to our consolidated financial statements included in Item 8 of this Form 10-K.
Employees
As of December 31, 2019, we had approximately 9,430 employees in the following areas:

Category	Number
Olefins segment	840
Vinyls segment	8,250
Corporate and other	340
Approximately 38% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements that expire at various times through 2024. We have multiple collective bargaining agreements in Europe, North America and Asia, covering different groups of our work force. There were no strikes, lockouts or work stoppages in 2019, and we believe that our relationship with our employees and unions is open and positive.
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

Moreover, profitability in the petrochemical industry is affected by the worldwide level of demand along with vigorous price competition which may intensify due to, among other things, new industry capacity. In general, weak economic conditions reduce demand and put pressure on margins. It is not possible to predict accurately the supply and demand balances, market conditions and other factors that will affect industry operating margins in the future.
New capacity additions, principally of olefins in North America, Asia and the Middle East, a number of which have been recently completed, may lead to periods of over-supply and lower profitability. As a result, our Olefins segment operating margins may be negatively impacted.
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
Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. These costs have risen significantly in the past due primarily to oil and natural gas cost increases. We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical. Changes to regulatory policies applicable to the German energy sector for industrial users have contributed to higher prices for industrial users of energy in the past and may continue to do so in the future. Our results of operations have been and could in the future be significantly affected by increases in these costs.
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
Lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2019 (at December 31, 2019, approximately 43% lower than their 2014 peak levels), led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers. As a result, our margins and cash flows were negatively impacted. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States outside of the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Additionally, the export of natural gas liquids from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.

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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:

•	general economic conditions, including in the United States, Europe and Asia;

•	new capacity additions in North America, Europe, Asia and the Middle East;

•	the level of business activity in the industries that use our products;

•	competitor action;

•	technological innovations;

•	currency fluctuations;

•	increases in interest rates;

•	international events and circumstances;

•	pandemics and other public health threats;

•	war, sabotage, terrorism and civil unrest;

•	governmental regulation, including in the United States, Europe and Asia;

•	public attitude towards climate change and safety, health and the environment;

•	perceptions of our products by potential buyers of our products, as well as the public generally, and related changes in behavior, including with respect to recycling;

•	severe weather and natural disasters; and

•	credit worthiness of customers and vendors.
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
Hostilities in the Middle East or elsewhere or the occurrence, or threat of occurrence, of terrorist attacks could adversely affect the economies of the United States, Europe and other developed countries. A lower level of economic activity could result in a decline in demand for our products, which could adversely affect our net sales and margins and limit our future growth prospects. Volatility in prices for crude oil and natural gas could also result in increased feedstock costs. Furthermore, sustained lower prices of crude oil, such as the prices experienced from the third quarter of 2014 through 2019, have led and may lead to lower margins in the United States. In addition, these risks could cause increased instability in the financial and insurance markets and could adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or is otherwise required by our contracts with third parties.

We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition or the threat of trade barriers (which could, among other things, negatively impact our ability to export our products outside of the U.S.), imposition or the threat of tariffs and duties (which could, among other things, lead to lower demand for our products outside of the U.S.), restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on us in foreign jurisdictions. Our operating results could be negatively affected by any of these risks.
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
We have manufacturing sites in North America, Europe and Asia. Our operations are subject to the usual hazards associated with chemical, plastics and building products manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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
We use large quantities of hazardous substances and generate hazardous wastes and emissions in our manufacturing operations. Due to the associated quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities such as the EPA, federal or state analogs in other countries and the European Union, which promulgated the Industrial Emission Directive ("IED"). As such, we are subject to extensive international, national, state and local laws, regulations and directives pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws, regulations and directives are subject to varying and conflicting interpretations. Many of these laws, regulations and directives provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, all of our petrochemical facilities in the United States and Europe may require improvements to comply with certain changes in process safety management requirements.
New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us. For example, on April 17, 2012, the EPA promulgated maximum achievable control technology ("MACT") standards for major sources and generally available control technology ("GACT") standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans ("CD/DF") and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. While this rule is the subject of legal challenge and EPA reconsideration, the rule has not been stayed.
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

Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. However, in November 2019, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect in November 2020. Legislation to regulate GHG emissions has also been introduced in the United States Congress, and there has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.
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
Similarly, the Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. The TSCA reform legislation enacted in June 2016 expanded the EPA's authority to review and regulate new and existing chemicals. Under the reform legislation, the EPA is required to, among other things, undertake rule making within statutory time frames related to: (1) chemical risk evaluation, designation and management; (2) reporting of mercury supply, use and trade; and (3) management of persistent, bioaccumulative, and toxic chemical substances ("PBTs"). In response to this mandate, the EPA issued rules establishing the EPA's process and criteria for identifying high priority chemicals for risk evaluation and setting the EPA's approach for determining whether these high priority chemicals present an unreasonable risk to health or the environment. In December 2019, the EPA designated certain chemical substances as high priority for risk evaluation. We manufacture several of these chemical substances. Although we cannot predict with certainty the extent of our future liabilities and costs at this time, we do not anticipate that the evaluation of these chemical substances will have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, the TSCA inventory reset rule required industry reporting of chemicals manufactured or processed in the United States over the past 10 years, from which the EPA will determine which substances are active or inactive on the existing inventory. Beginning in August 2019, manufacturers and processors are required to notify the EPA before reintroducing into commerce a substance currently identified as "inactive" on the TSCA inventory. A final mercury reporting rule published in June 2018 requires manufacturers, including manufacturers who intentionally use mercury in a manufacturing process, to report information about their mercury supply, use and trade. The first periodic report under the new mercury reporting rule was due July 1, 2019. The EPA will use the information collected to develop an inventory of mercury and mercury-added products as well as mercury-use manufacturing processes. The EPA may then recommend actions or promulgate further rules aimed at reducing mercury use. We cannot predict the timing or content of these actions or rules, or their ultimate cost to, or impact on us.
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
As of December 31, 2019, our indebtedness, including the current portion, totaled $3.4 billion, and our debt represented approximately 35% of our total capitalization. Our annual interest expense for 2019 was $124 million, net of interest capitalized of $9 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:

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
We are party to several joint ventures and similar arrangements, including an investment, together with Lotte Chemical USA Corporation ("Lotte"), in a joint venture, LACC, LLC ("LACC"), to build and operate an ethylene facility. Our participation in joint ventures and similar arrangements, by their nature, requires us to share control with unaffiliated third parties. In particular, with respect to our investment in LACC, we are a 46.8% holder and, therefore, our partner Lotte has primary control over operations and was primarily responsible for the management of the contractors during construction of the ethylene facility. If there are differences in views among joint venture participants in how to operate a joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
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
If we are unable to integrate or to successfully manage businesses that we may acquire in the future, our business, financial condition and results of operations could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from acquisitions for a number of reasons, including the following:

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
The vast majority of our employees in Europe and Asia, and some of our employees in North America, are represented by labor unions and works councils. Our operations may be adversely affected by strikes, work stoppages and other labor disputes.
We have certain material pension and other post-retirement employment benefit ("OPEB") obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.
We have U.S. and non-U.S. defined benefit pension plans covering certain current and former employees. Certain non-U.S. defined benefit plans associated with our European operations have not been funded and we are not obligated to fund those plans under applicable law. As of December 31, 2019, the projected benefit obligations for our pension and OPEB plans were $847 million and $69 million, respectively. The fair value of pension investment assets was $545 million as of December 31, 2019. The total underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2019 was $302 million, including the Westlake Defined Benefit Plan, which was underfunded by $148 million on an individual plan basis.
The unfunded OPEB obligations as of December 31, 2019 were $69 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

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
Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes, and it not being subject to a material amount of entity-level taxation. We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. If the Internal Revenue Service ("IRS") were to treat Westlake Partners as a corporation for federal income tax purposes, or if Westlake Partners became subject to entity-level taxation for state tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold.
The anticipated after-tax economic benefit of an investment in the common units of Westlake Partners depends largely on Westlake Partners being treated as a partnership for U.S. federal income tax purposes. Despite the fact that Westlake Partners is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless it satisfies a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failure to meet the Qualifying Income Exception would cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes.
Prior to its initial public offering, Westlake Partners requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Code. However, no ruling has been or will be required regarding Westlake Partners' treatment as a partnership for U.S. federal income tax purposes. Failure to meet the Qualifying Income Exception or a change in current law could cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Westlake Partners to taxation as an entity.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information concerning the principal locations from which our products are manufactured are included in the tables set forth under the captions "Olefins Business—Products" and "Vinyls Business—Products" contained in Item 1-"Business."
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 20 to the consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2020 annual meeting of stockholders (the "Proxy Statement").
Item 3. Legal Proceedings
In addition to the matters described under Item 1. Business—Environmental and Note 22 to our consolidated financial statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosure
Not Applicable.
Information about our Executive Officers
James Chao (age 72). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Chemical Corporation. Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Chao (age 70). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Chemical Corporation, where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 63). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been the Senior Vice President, Chief Financial Officer and a director of Westlake Partners' general partner since its formation in March 2014, and its Treasurer since April 2015. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 63). Mr. Buesinger has been our Executive Vice President, Vinyl Products since July 2017. From April 2010 to July 2017, Mr. Buesinger served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
Roger L. Kearns (age 56). Mr. Kearns has been our Executive Vice President, Vinyls Chemicals since April 2018. Prior to joining Westlake, from 2008 to April 2018, he was a member of the Executive Committee at Solvay S.A. in Belgium. From 2013 to 2018, he had responsibility for Solvay's advanced materials business cluster, as well as its corporate research organization and its North America region. From 2008 to 2012 he was responsible for overseeing Solvay's Asia-Pacific businesses, including its vinyls operations in the region. Prior to that, from 2004 through 2007, he was President of Solvay Advanced Polymers in the United States and earlier, from 2001 through 2003, he led Solvay's performance compounds business unit. Since beginning his career with Solvay in 1986, he has held a series of manufacturing, technical, corporate development, marketing and business management positions in the United States, Europe and Asia. Mr. Kearns holds a bachelor's degree in Chemical Engineering from the Georgia Institute of Technology and an MBA from Stanford University.
Lawrence E. (Skip) Teel (age 61). Mr. Teel has been our Executive Vice President, Olefins since July 2017. From July 2014 to July 2017, Mr. Teel served as our Senior Vice President, Olefins and, from July 2012 to July 2014, he served as our Vice President, Olefins. In addition, Mr. Teel has been the Senior Vice President, Olefins of Westlake Partners' general partner since July 2014. Mr. Teel joined us in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.

L. Benjamin Ederington (age 49). Mr. Ederington has been our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since July 2017. From December 2015 to July 2017, Mr. Ederington served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been the Vice President, General Counsel, Secretary and a director of Westlake Partners' general partner since its formation in March 2014. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Andrew Kenner (age 55). Mr. Kenner has been our Senior Vice President, Chemical Manufacturing since July 2017. From July 2008 to July 2017, Mr. Kenner served as our Vice President, Manufacturing. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery from 2005 to 2008. Prior to 2005, Mr. Kenner held the position of Vice President and General Manager of Valero's Houston Refinery as well as other leadership positions in Valero's refining system. Mr. Kenner holds a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
George J. Mangieri (age 69). Mr. Mangieri has been our Senior Vice President and Chief Accounting Officer since July 2017. From February 2007 to July 2017, Mr. Mangieri served as our Vice President and Chief Accounting Officer and, from April 2000 to February 2007, he served as our Vice President and Controller. In addition, Mr. Mangieri has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since its formation in March 2014. Prior to joining us, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Matters
As of February 12, 2020, there were 36 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK."
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2019	60,758	$60.30	—	$184,872,000
November 2019	32	73.95	—	184,872,000
December 2019	10,537	67.01	—	184,872,000
Total	71,327	$61.30	—

______________________________

(1)
Includes 60,758, 32 and 10,537 shares withheld in October 2019, November 2019 and December 2019, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of December 31, 2019, 6,080,191 shares of our common stock had been acquired at an aggregate purchase price of approximately $365 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,926,448	(1)	$60.29	(2)	4,009,687
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,926,448		$60.29	(2)	4,009,687

______________________________

(1)	Includes shares reserved for issuance pursuant to restricted stock units, stock options and performance stock units.

(2)	Price applies only to the stock options included in column (a). Exercise price is not applicable to the other awards included in column (a).
Other information regarding our equity compensation plans is set forth in the section entitled "Executive Compensation" in our Proxy Statement, which information is incorporated herein by reference.

Item 6. Selected Financial and Operational Data (1)

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in millions, except share amounts, per share data and volume data)
Statement of Operations Data:
Net sales	$8,118	$8,635	$8,041	$5,076	$4,463
Gross profit	1,260	1,987	1,761	983	1,190
Selling, general and administrative expenses	458	445	399	258	218
Amortization of intangibles	109	101	108	38	7
Restructuring, transaction and integration-related costs	37	33	29	104	—
Income from operations	656	1,408	1,225	583	965
Interest expense	(124)	(126)	(159)	(79)	(35)
Other income, net	38	52	15	54	33
Income before income taxes	570	1,334	1,081	558	963
Provision for (benefit from) income taxes	108	300	(258)	138	298
Net income	462	1,034	1,339	420	665
Net income attributable to noncontrolling interests	41	38	35	21	19
Net income attributable to Westlake Chemical Corporation	$421	$996	$1,304	$399	$646
Earnings Per Share Attributable to Westlake Chemical Corporation:
Basic	$3.26	$7.66	$10.05	$3.07	$4.88
Diluted	$3.25	$7.62	$10.00	$3.06	$4.86
Weighted average shares outstanding
Basic	128,395,184	129,401,823	129,087,043	129,367,712	131,823,707
Diluted	128,757,293	129,985,753	129,540,013	129,974,822	132,301,812
Balance Sheet Data (end of period):
Cash and cash equivalents	$728	$753	$1,531	$459	$663
Marketable securities	—	—	—	—	520
Working capital (2)	1,501	1,659	1,496	1,225	1,652
Total assets	13,261	11,602	12,076	10,890	5,569
Total long-term debt, net	3,445	2,668	3,127	3,679	758
Total Westlake Chemical Corporation stockholders' equity	5,860	5,590	4,874	3,524	3,266
Cash dividends declared per share	$1.0250	$0.9200	$0.8012	$0.7442	$0.6393
Other Operating Data:
Cash flows from:
Operating activities	$1,301	$1,409	$1,528	$867	$1,079
Investing activities	(1,954)	(754)	(652)	(2,563)	(1,006)
Financing activities	630	(1,427)	6	1,687	(287)
Depreciation and amortization	713	641	601	378	246
Capital expenditures	787	702	577	629	491
EBITDA (3)	1,407	2,101	1,841	1,015	1,244

	Year Ended December 31,
	2019	2018	2017	2016	2015

External Sales Volume (millions of pounds):
Olefins Segment
Polyethylene	2,565	2,438	2,363	2,392	2,445
Styrene, feedstock and other	880	671	828	794	1,182
Vinyls Segment
PVC, caustic soda and other	16,712	16,629	15,997	8,118	5,026
Building products	1,178	1,180	1,193	770	629

______________________________

(1)
The historical selected financial and operational data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this Form 10-K.

(2)	Working capital equals current assets less current liabilities.

(3)
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

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(dollars in millions)
Net cash provided by operating activities	$1,301	$1,409	$1,528	$867	$1,079
Changes in operating assets and liabilities and other	(785)	(313)	(723)	(346)	(374)
Deferred income taxes	(54)	(62)	534	(101)	(40)
Net income	462	1,034	1,339	420	665
Less:
Other income, net	38	52	15	54	33
Interest expense	(124)	(126)	(159)	(79)	(35)
(Provision for) benefit from income taxes	(108)	(300)	258	(138)	(298)
Income from operations	656	1,408	1,225	583	965
Add:
Depreciation and amortization	713	641	601	378	246
Other income, net	38	52	15	54	33
EBITDA	$1,407	$2,101	$1,841	$1,015	$1,244

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically-integrated global manufacturer and marketer of chemicals, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals and building products.
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
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through 2019, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In recent months, we have seen volatility in ethane and ethylene prices, primarily due to changes in the anticipated timing for some of the new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which resulted in improved operating rates and caustic soda pricing. Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Depending on the performance of the global economy, potential changes in international trade and tariffs policies, the trend of crude oil prices and the timing of the new ethylene capacity additions in 2020 and beyond, our financial condition, results of operations or cash flows could be negatively or positively impacted.
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
Recent Developments
On November 12, 2019, we, through one of our subsidiaries, Eagle US 2 LLC ("Eagle"), completed the acquisition of an additional 34.8% of the membership interests in LACC, LLC ("LACC") from Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte") for approximately $817 million (the "Transaction"). Prior to the Transaction, Eagle owned approximately 12% of the membership interests in LACC.
On July 17, 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes.

Results of Operations
Segment Data

	Year Ended December 31,
	2019	2018	2017

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$1,301	$1,519	$1,518
Styrene, feedstock and other	481	500	533
Total Olefins	1,782	2,019	2,051
Vinyls
PVC, caustic soda and other	5,068	5,359	4,769
Building products	1,268	1,257	1,221
Total Vinyls	6,336	6,616	5,990
Total	$8,118	$8,635	$8,041

Income (loss) from operations
Olefins	$260	$573	$655
Vinyls	451	913	639
Corporate and other	(55)	(78)	(69)
Total income from operations	656	1,408	1,225
Interest expense	(124)	(126)	(159)
Other income, net	38	52	15
Provision for (benefit from) income taxes	108	300	(258)
Net income	462	1,034	1,339
Net income attributable to noncontrolling interests	41	38	35
Net income attributable to Westlake Chemical Corporation	$421	$996	$1,304
Diluted earnings per share	$3.25	$7.62	$10.00

	Year Ended December 31,
	2019		2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Olefins	-21%	+9%	-1%	—%
Vinyls	-8%	+3%	+7%	+4%
Company average	-11%	+5%	+5%	+3%

Average Industry Prices (1)
	Year Ended December 31,
	2019	2018	2017
Average domestic prices
Ethane (cents/lb) (2)	7.3	11.0	8.3
Propane (cents/lb) (3)	12.7	20.8	18.1
Ethylene (cents/lb) (4)	18.5	19.0	28.0
Polyethylene (cents/lb) (5)	59.0	71.3	71.1
Styrene (cents/lb) (6)	79.1	91.4	86.5
Caustic soda ($/short ton) (7)	692	768	635
Chlorine ($/short ton) (8)	175	171	151
PVC (cents/lb) (9)	68.4	67.4	62.6

Average export prices
Polyethylene (cents/lb) (10)	41.0	55.8	58.8
Caustic soda ($/short ton) (11)	273	474	436
PVC (cents/lb) (12)	34.9	36.9	38.0

______________________________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

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

(9)
Average North American contract prices of pipe grade PVC over the period. As stated by IHS, "the contract resin prices posted reflect an "index" or "market" for prices before discounts, rebates, incentives, etc."

(10)	Average North American export price for low density polyethylene GP-Film grade over the period.

(11)	Average North American low spot export prices of caustic soda over the period.

(12)	Average North American spot export prices of PVC over the period.

Summary
For the year ended December 31, 2019, net income attributable to Westlake Chemical Corporation was $421 million, or $3.25 per diluted share, on net sales of $8,118 million. This represents a decrease in net income attributable to Westlake Chemical Corporation of $575 million, or $4.37 per diluted share, compared to 2018 net income attributable to Westlake Chemical Corporation of $996 million, or $7.62 per diluted share, on net sales of $8,635 million. Net income for the year ended December 31, 2019 decreased versus the prior year primarily due to lower sales prices for our major products resulting from international trade uncertainties and slower global economic growth, partially offset by lower purchased ethylene, feedstock and fuel costs and a lower effective income tax rate. Net sales for the year ended December 31, 2019 decreased $517 million to $8,118 million compared to net sales for the year ended December 31, 2018 of $8,635 million, mainly due to lower sales prices for our major products and lower sales volumes for PVC resin, partially offset by an increase in sales volumes for polyethylene, styrene and PVC compounds. Income from operations was $656 million for the year ended December 31, 2019 as compared to $1,408 million for the year ended December 31, 2018, a decrease of $752 million. The decrease in income from operations versus the prior year was primarily due to lower sales prices for our major products, partially offset by lower purchased ethylene, ethane and fuel costs. Pre-tax restructuring, transaction and integration-related costs for the year ended December 31, 2019 were $37 million, or $0.23 per diluted share after tax, as compared to $33 million in 2018.
2019 Compared with 2018
Net Sales. Net sales decreased by $517 million, or 6%, to $8,118 million in 2019 from $8,635 million in 2018, primarily attributable to lower sales prices for our major products and lower sales volumes for PVC resin, partially offset by higher sales volumes for polyethylene, styrene and PVC compounds. Average sales prices for 2019 decreased by 11% as compared to 2018. Sales volumes increased by 5% in 2019 as compared to 2018.
Gross Profit. Gross profit margin percentage decreased to 16% in 2019 from 23% in 2018. The gross profit margin decreased primarily due to lower sales prices for our major products (resulting in lower margins), partially offset by lower ethane feedstock, purchased ethylene and fuel costs, as compared to 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13 million to $458 million in 2019 from $445 million in 2018. This increase was mainly due to selling, general and administrative expenses related to the acquisition of NAKAN, partially offset by lower professional consulting fees.
Amortization of Intangibles. Amortization expense for 2019 was $109 million, as compared to $101 million for 2018. The increase in amortization expense was primarily due to intangible assets related to the acquisition of NAKAN.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs of $37 million in 2019 were higher as compared to $33 million in 2018. The restructuring, transaction and integration-related costs for 2019 primarily consisted of restructuring expenses of $26 million and acquisition costs. The restructuring expenses primarily represent charges associated with the write-off of certain assets. The restructuring, transaction and integration-related costs for 2018 of $33 million primarily consisted of integration-related consulting fees and acquisition costs.
Interest Expense. Interest expense decreased by $2 million to $124 million in 2019 from $126 million in 2018, primarily as a result of a lower average interest rate for the outstanding debt in 2019 as compared to 2018. The lower average interest rate was primarily due to the redemption of the 4.875% 2023 Notes and the 4.625% 2021 Notes in 2018 and the issuance of the 1.625% 2029 Senior Notes in July 2019. See "Liquidity and Capital Resources—Debt" below and Note 11 to the consolidated financial statements included in this Form 10-K for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $14 million to $38 million in 2019 from $52 million in 2018. This decrease was primarily due to the recognition of a one-time pension settlement gain of $14 million in 2018.
Income Taxes. The effective income tax expense rate was 19% in 2019 as compared to 22% in 2018. The effective income tax rate in 2019 was lower as compared to 2018 and lower compared to the U.S. federal statutory rate of 21%, primarily due to the reduction of a valuation allowance recorded against foreign NOL and credit carryforwards and the reduction in accrual of withholding tax on unremitted foreign earnings, partially offset by an increase in state tax expense.
Olefins Segment
Net Sales. Net sales decreased by $237 million, or 12%, to $1,782 million in 2019 from $2,019 million in 2018. The decrease was mainly due to lower sales prices for our major products, partially offset by higher polyethylene and styrene sales volumes, as compared to 2018. Average sales prices for the Olefins segment decreased by 21% in 2019 as compared to 2018, primarily due to increased olefins production from new industry capacity. Sales volumes for the Olefins segment increased by 9% in 2019, as compared to 2018.

Income from Operations. Income from operations decreased by $313 million to $260 million in 2019 from $573 million in 2018. The decrease in income from operations was primarily due to the lower sales prices for our major products, partially offset by higher sales volumes for our major products and lower feedstock and fuel costs. Trading activity in 2019 resulted in a loss of approximately $26 million as compared to a gain of $3 million in 2018.
Vinyls Segment
Net Sales. Net sales decreased by $280 million, or 4%, to $6,336 million in 2019 from $6,616 million in 2018. Average sales prices for the Vinyls segment decreased by 8% in 2019, as compared to 2018, mainly due to lower sales prices for caustic soda and lower sales prices and volumes for PVC resins, partially offset by higher PVC compounds sales volumes. Average sales volumes increased by 3% in 2019, as compared to 2018.
Income from Operations. Income from operations decreased by $462 million to $451 million in 2019 from $913 million in 2018. This decrease in income from operations was primarily due to lower caustic soda and PVC resin sales prices, partially offset by lower purchased ethylene, ethane feedstock and fuel costs.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $46 million, or 12%, to $445 million in 2018 from $399 million in 2017. This increase was mainly due to an increase in employee compensation and professional consulting fees.
Amortization of Intangibles. Amortization expense for 2018 was comparable to 2017.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $33 million in 2018 as compared to $29 million in 2017. The restructuring, transaction and integration-related costs primarily consisted of integration-related consulting fees, severance benefits provided in conjunction with acquisition and reorganization charges.
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
Olefins Segment
Net Sales. Net sales decreased by $32 million, or 2%, to $2,019 million in 2018 from $2,051 million in 2017. This decrease was mainly due to lower sales volumes for styrene as a result of a planned turnaround in the second quarter of 2018 and lower polyethylene sales prices, partially offset by higher sales volumes for polyethylene and higher sales prices for styrene, as compared to 2017. Average sales prices for the Olefins segment decreased by 1% in 2018 as compared to 2017, while average sales volumes in 2018 were consistent with 2017.

Income from Operations. Income from operations was $573 million in 2018 as compared to $655 million in 2017. This decrease was primarily due to lower margins resulting from higher ethane feedstock costs and lower polyethylene sales prices, partially offset by higher polyethylene sales volumes.
Vinyls Segment
Net Sales. Net sales increased by $626 million, or 10%, to $6,616 million in 2018 from $5,990 million in 2017. This increase was mainly attributable to higher sales prices and volumes for caustic soda and higher sales volumes for PVC resin as compared to 2017. Average sales volumes increased by 4% in 2018, as compared to 2017 and average sales prices increased by 7% in 2018 as compared to 2017.
Income from Operations. Income from operations was $913 million in 2018 as compared to $639 million in 2017. This increase was mainly attributable to higher sales prices and volumes for caustic soda, lower purchased ethylene costs, improved operating rates and lower costs associated with planned turnarounds and unplanned outages, as compared to 2017.
Cash Flows
Operating Activities
Operating activities provided cash of $1,301 million in 2019 compared to cash provided of $1,409 million in 2018. The $108 million decrease in cash flows from operating activities was mainly due to the decrease in income from operations in 2019, as compared to 2018, partially offset by a decrease in working capital requirements. Income from operations decreased by $752 million in 2019, as compared to 2018. The decrease in income from operations was primarily a result of lower sales prices for our major products and other factors as discussed in "Summary" above. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities, provided cash of $68 million in 2019, compared to $290 million of cash used in 2018, a favorable change of $358 million. The favorable change was driven mainly by changes in accounts receivable and inventories. Favorable changes in accounts receivables and inventories were primarily the result of lower sales prices for our products and lower feedstock costs in 2019, as compared to 2018.
Operating activities provided cash of $1,409 million in 2018 compared to cash provided of $1,528 million in 2017. The $119 million decrease in cash flows from operating activities was mainly due to an increase in working capital requirements, partially offset by an increase in income from operations in 2018 and lower income taxes for 2018 as a result of the Tax Act, as compared to 2017. Income from operations increased by $183 million in 2018, as compared to the prior year 2017. The increase in income from operations was primarily a result of higher sales price and volume for caustic soda, partially offset by higher feedstock costs. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued liabilities used cash of $290 million in 2018, compared to $155 million of cash provided in 2017, an unfavorable change of $445 million. The change was mainly driven by unfavorable changes in inventories, accounts payable and accrued liabilities. Unfavorable changes in inventories were primarily the result of higher feedstock costs in 2018 compared to 2017, and the changes in accounts payable and accrued liabilities were primarily due to the timing of purchases and payments to suppliers as well as due to a lower income tax accrual as a result of the lower tax rate under the Tax Act.
Investing Activities
Net cash used for investing activities during 2019 was $1,954 million as compared to net cash used of $754 million in 2018. Capital expenditures were $787 million in 2019 compared to $702 million in 2018. Higher investing activities in 2019 were primarily due to acquisitions for $314 million, net of cash acquired, the purchase of the additional 34.8% interest in LACC for $817 million in November 2019 and payment of $45 million to fund the construction costs of LACC. Capital expenditures in 2019 and 2018 were primarily related to expansion projects as well as projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our various facilities. The expansion projects include our previously announced expansions of PVC and VCM capacities at our plants in Germany and Geismar, Louisiana. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion.

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
Financing Activities
Net cash provided by financing activities during 2019 was $630 million as compared to net cash used of $1,427 million in 2018. In 2019, we received proceeds of $784 million from the issuance of the 1.625% 2029 Senior Notes and $63 million from the issuance of Westlake Partners common units. The remaining activities in 2019 were primarily related to the $132 million payment of cash dividends, the $50 million payment of cash distributions to noncontrolling interests, repurchases of common stock of $30 million, repayment of notes payable of $18 million and proceeds of $20 million from the issuance of short-term notes payable. The 2018 activity was mainly related to the redemption of $704 million principal amount of the 2021 Notes in February 2018 and the redemption of $461 million principal amount of the 2023 Notes in May 2018. The remaining activities in 2018 were primarily related to the $120 million payment of cash dividends, the $45 million payment of cash distributions to noncontrolling interests, repurchases of common stock of $106 million and proceeds of $14 million from the issuance of short-term notes payable.
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
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of December 31, 2019, we had repurchased 6,080,191 shares of our common stock for an aggregate purchase price of approximately $365 million under the 2014 Program. During the year ended December 31, 2019, 517,712 shares of our common stock were repurchased under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On January 2, 2019, we acquired NAKAN and paid approximately $249 million as the purchase price.
On July 17, 2019, we closed the public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes.

In 2015, Eagle, a wholly-owned subsidiary of the Company, and Lotte formed a joint venture, LACC, to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 million to LACC to fund construction costs of the ethylene plant, representing approximately 12% of the membership interests in LACC. As discussed above under "Recent Developments," in November 2019, Eagle acquired an additional 34.8% of the membership interests in LACC from Lotte for approximately $817 million. We funded the purchase price for the transaction with cash on hand.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or potential acquisitions would likely necessitate, and therefore depend on our ability to obtain, additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of December 31, 2019, our cash and cash equivalents totaled $728 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2019, our indebtedness totaled $3,445 million. See Note 11 to the consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At December 31, 2019, we had no borrowings outstanding under the Credit Agreement. As of December 31, 2019, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2019, we were in compliance with the total leverage ratio financial maintenance covenant.
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
The 6 ½% 2029 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to August 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after August 1, 2020, the 6 ½% 2029 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. The 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time prior to November 1, 2020 for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after November 1, 2020, the 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company for 100% of the principal plus accrued interest. See Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K for more information.
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

4.375% Senior Notes due 2047
In November 2017, we completed the registered public offering of $500 million aggregate principal amount of 4.375% Senior Notes due November 15, 2047. We may optionally redeem the 4.375% 2047 Senior Notes at any time and from time to time prior to May 15, 2047 (six months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after May 15, 2047, we may optionally redeem the 4.375% 2047 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 4.375% 2047 Senior Notes may require us to repurchase the 4.375% 2047 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 4.375% 2047 Senior Notes). See Note 11 to the consolidated financial statements for more information.
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2019 and 2018 was 1.78% and 1.85%, respectively.
1.625% Senior Notes due 2029
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes due July 17, 2029. The Company received approximately $779 million of net proceeds from the offering. We may optionally redeem the 1.625% 2029 Senior Notes at any time and from time to time prior to April 17, 2029 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 17, 2029, we may optionally redeem the 1.625% 2029 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 1.625% 2029 Senior Notes may require us to repurchase the 2029 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 1.625% 2029 Senior Notes).
The indenture and supplemental indentures governing the 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 3.60% 2022 Senior Notes, 4.375% 2047 Senior Notes and 1.625% 2029 Senior Notes contain customary events of default and covenants that will restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
As of December 31, 2019, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), originally entered into on April 29, 2015. The revolving credit facility is scheduled to mature in April 2021. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of December 31, 2019, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. The revolving credit facility is scheduled to mature in September 2023. As of December 31, 2019, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.

Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2019 relating to long-term debt, operating leases, finance leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and interest payments for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter

	(dollars in millions)
Contractual Obligations
Long-term debt	$3,500	$—	$250	$—	$3,250
Operating leases	545	106	152	98	189
Finance leases	16	3	5	5	3
Pension benefits funding	177	6	28	55	88
Post-retirement healthcare benefits	93	8	16	15	54
Purchase obligations	7,180	1,588	1,986	1,463	2,143
Interest payments	2,198	131	258	244	1,565
Asset retirement obligations	42	7	1	3	31
Total	$13,751	$1,849	$2,696	$1,883	$7,323
Other Commercial Commitments
Standby letters of credit	$29	$23	$—	$—	$6
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
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. The amounts shown in the table above reflect our estimates based on the contractual quantities and the prices in effect under contractual agreements as of December 31, 2019.
Interest Payments. Interest payments are based on interest rates in effect at December 31, 2019.
Asset Retirement Obligations. This includes the estimated costs and timing of payments to satisfy our recognized asset retirement obligations.
Standby Letters of Credit. This includes (1) our obligation under an $11 million letter of credit issued in connection with the $11 million tax-exempt waste disposal revenue bonds and (2) other letters of credit totaling $18 million issued primarily to support commercial obligations and obligations under our insurance programs, including workers' compensation claims.
Uncertain Income Tax Positions. We have recognized a liability for our uncertain income tax positions of approximately $20 million as of December 31, 2019. We do not believe we are likely to pay any material amounts during the year ending December 31, 2020. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.
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
The estimated useful lives of long-lived assets range from one to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $713 million, $641 million and $601 million in 2019, 2018 and 2017, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $40 million, $79 million and $47 million in 2019, 2018 and 2017, respectively. Amortization in 2019, 2018 and 2017 of previously deferred turnaround costs was $55 million, $39 million and $30 million, respectively. As of December 31, 2019, deferred turnaround costs, net of accumulated amortization, totaled $129 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 8 to the consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2019, our recorded goodwill was $1,074 million. In addition, we record all pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 16 to the consolidated financial statements for more information.

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
We elected to perform the quantitative assessment for both of our segments' reporting units during 2019. The quantitative analysis compares a reporting unit's fair value to its carrying amount to determine whether goodwill is impaired. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results and estimates by management, including its strategic and operational plans, and financial performance of the market. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Even if the fair values of the reporting units decreased by 10% from the fair values determined in the most recent quantitative tests performed during 2019, the carrying values of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2019, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 3.0% and 1.3%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2020 for the U.S. pension plans. Additional information on the 2020 funding requirements and key assumptions underlying these benefit costs appear in Note 14 to the consolidated financial statements appearing elsewhere in this Form 10-K.

The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2019
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$703	$144
Discount rate increases by 100 basis points	(75)	(21)
Discount rate decreases by 100 basis points	93	26
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
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 22 to the consolidated financial statements appearing elsewhere in this Form 10-K.
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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at December 31, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $11 million. Based on our open derivative positions on ethylene (which are related to OpCo's third party sales), at December 31, 2019, a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before income taxes by $9 million.

Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2019, we had $3,489 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $35 million. Also, at December 31, 2019, we had $11 million principal amount of variable rate debt outstanding, which represents the tax exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of December 31, 2019 was 1.78%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit, which is currently undrawn. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase out will affect us, but we do not expect the impact to be material.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at December 31, 2019. The arrangement is scheduled to mature in 2026.
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% Senior Notes. We designated this euro-denominated debt as a non-derivative net investment hedge of a portion of our net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2019 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westlake Chemical Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Corporation and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill impairment assessment for the North America Vinyls reporting unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company's Vinyls segment goodwill balance was $1,044 million as of December 31, 2019, which includes the goodwill balance associated with the North America Vinyls reporting unit. Management performs its annual impairment assessment for the Vinyls reporting units in April, including the North America Vinyls reporting unit. The quantitative analysis compares the reporting unit's fair value to its carrying amount to determine whether goodwill is impaired. The fair value of the North America Vinyls reporting unit assessed during the April 2019 impairment test was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast. The forecast was based on prices and spreads projected by third party industry publications, historical results, and estimates by management, including its strategic and operational plans. Significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate. Significant assumptions used in determining the fair value of the reporting unit using the market value methodology included the determination of market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization ("EBITDA") a willing buyer is likely to pay.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the North America Vinyls reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value estimate of this reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in management's discounted cash flow and market value methodologies, including projected sales volumes, discount rate, determination of market comparables and the estimated multiples of EBITDA. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment for the Company's reporting units, including controls over measurement of the fair value of the North America Vinyls reporting unit. These procedures also included, among others, testing management's process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow and market value methodologies; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including projected sales volumes, discount rate, determination of market comparables and the estimated multiples of EBITDA. When assessing the assumptions related to projected sales volumes, market comparables, and estimated multiples of EBITDA, we evaluated whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company's discounted cash flow and market value methodologies and certain significant assumptions, including the discount rate.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 19, 2020

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$728	$753
Accounts receivable, net	1,036	1,037
Inventories	936	1,014
Prepaid expenses and other current assets	42	38
Total current assets	2,742	2,842
Property, plant and equipment, net	6,912	6,595
Operating lease right-of-use assets	443	—
Goodwill	1,074	1,002
Customer relationships, net	523	525
Other intangible assets, net	187	134
Equity method investments	1,112	253
Other assets, net	268	251
Total assets	$13,261	$11,602
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$473	$507
Accrued and other liabilities	768	676
Total current liabilities	1,241	1,183
Long-term debt, net	3,445	2,668
Deferred income taxes	1,255	1,159
Pension and other post-retirement benefits	360	337
Operating lease liabilities	355	—
Other liabilities	202	179
Total liabilities	6,858	5,526
Commitments and contingencies (Note 22)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2019 and 2018, respectively	1	1
Common stock, held in treasury, at cost; 6,266,609 and 6,183,125 shares at December 31, 2019 and 2018, respectively	(377)	(382)
Additional paid-in capital	553	556
Retained earnings	5,757	5,477
Accumulated other comprehensive loss	(74)	(62)
Total Westlake Chemical Corporation stockholders' equity	5,860	5,590
Noncontrolling interests	543	486
Total equity	6,403	6,076
Total liabilities and equity	$13,261	$11,602
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017

	(in millions of dollars, except share amounts and per share data)
Net sales	$8,118	$8,635	$8,041
Cost of sales	6,858	6,648	6,280
Gross profit	1,260	1,987	1,761
Selling, general and administrative expenses	458	445	399
Amortization of intangibles	109	101	108
Restructuring, transaction and integration-related costs	37	33	29
Income from operations	656	1,408	1,225
Other income (expense)
Interest expense	(124)	(126)	(159)
Other income, net	38	52	15
Income before income taxes	570	1,334	1,081
Provision for (benefit from) income taxes	108	300	(258)
Net income	462	1,034	1,339
Net income attributable to noncontrolling interests	41	38	35
Net income attributable to Westlake Chemical Corporation	$421	$996	$1,304
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$3.26	$7.66	$10.05
Diluted	$3.25	$7.62	$10.00
Weighted average common shares outstanding
Basic	128,395,184	129,401,823	129,087,043
Diluted	128,757,293	129,985,753	129,540,013
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017

	(in millions of dollars)
Net income	$462	$1,034	$1,339
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits
Pension and other post-retirement benefits reserves adjustment	(32)	(33)	19
Amortization of benefits liability	—	—	2
Income tax benefit (provision) on pension and other post-retirement benefits	8	8	(7)
Foreign currency translation adjustments
Foreign currency translation	17	(59)	124
Income tax provision on foreign currency translation	(4)	—	(5)
Other comprehensive income (loss), net of income taxes	(11)	(84)	133
Comprehensive income	451	950	1,472
Comprehensive income attributable to noncontrolling interests, net of tax of $2, $4 and $1 for 2019, 2018 and 2017, respectively	42	36	40
Comprehensive income attributable to Westlake Chemical Corporation	$409	$914	$1,432
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2016	134,651,380	$1	5,726,377	$(319)	$551	$3,412	$(121)	$368	$3,892
Net income	—	—	—	—	—	1,304	—	35	1,339
Other comprehensive income	—	—	—	—	—	—	128	5	133
Shares issued—stock-based compensation	—	—	(493,502)	17	(6)	—	—	—	11
Stock-based compensation	—	—	—	—	14	—	—	—	14
Dividends declared	—	—	—	—	—	(103)	—	—	(103)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(4)	—	—	115	111
Balances at December 31, 2017	134,651,380	1	5,232,875	(302)	555	4,613	7	495	5,369
Cumulative effect of accounting change	—	—	—	—	—	1	—	—	1
Reclassification of certain tax effects to retained earnings	—	—	—	—	—	(13)	13	—	—
Net income	—	—	—	—	—	996	—	38	1,034
Other comprehensive loss	—	—	—	—	—	—	(82)	(2)	(84)
Common stock repurchased	—	—	1,368,881	(106)	—	—	—	—	(106)
Shares issued—stock-based compensation	—	—	(418,631)	26	(17)	—	—	—	9
Stock-based compensation	—	—	—	—	18	—	—	—	18
Dividends declared	—	—	—	—	—	(120)	—	—	(120)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balances at December 31, 2018	134,651,380	1	6,183,125	(382)	556	5,477	(62)	486	6,076
Net income	—	—	—	—	—	421	—	41	462
Other comprehensive income (loss)	—	—	—	—	—	—	(12)	1	(11)
Common stock repurchased	—	—	517,712	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(434,228)	35	(25)	(9)	—	—	1
Stock-based compensation	—	—	—	—	24		—	—	24
Dividends declared	—	—	—	—	—	(132)	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017

	(in millions of dollars)
Cash flows from operating activities
Net income	$462	$1,034	$1,339
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	713	641	601
Stock-based compensation expense	25	22	23
Loss from disposition and write-off of property, plant and equipment	49	44	22
Deferred income taxes	54	62	(534)
Other losses (gains), net	1	(20)	(3)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	59	(58)	(40)
Inventories	112	(123)	(32)
Prepaid expenses and other current assets	(1)	(1)	26
Accounts payable	(89)	(100)	86
Accrued and other liabilities	(13)	(8)	115
Other, net	(71)	(84)	(75)
Net cash provided by operating activities	1,301	1,409	1,528
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(314)	—	(13)
Additions to property, plant and equipment	(787)	(702)	(577)
Additions to investments in unconsolidated subsidiaries	(862)	(68)	(66)
Other, net	9	16	4
Net cash used for investing activities	(1,954)	(754)	(652)
Cash flows from financing activities
Dividends paid	(132)	(120)	(103)
Distributions to noncontrolling interests	(50)	(45)	(28)
Proceeds from debt issuance, net	784	—	—
Proceeds from notes payable	20	14	978
Net proceeds from issuance of Westlake Chemical Partners LP common units	63	—	111
Repayment of term loan	—	—	(150)
Repayment of revolver	—	—	(550)
Redemption and repayment of notes payable	(18)	(1,179)	(257)
Repurchase of common stock for treasury	(30)	(106)	—
Other	(7)	9	5
Net cash provided by (used for) financing activities	630	(1,427)	6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(7)	26
Net increase (decrease) in cash, cash equivalents and restricted cash	(25)	(779)	908
Cash, cash equivalents and restricted cash at beginning of the year	775	1,554	646
Cash, cash equivalents and restricted cash at end of the year	$750	$775	$1,554
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
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2019, the Company held a 77.2% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2019. All intercompany transactions and balances are eliminated in consolidation.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $9, $7 and $4 for the years ended December 31, 2019, 2018 and 2017, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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
Impairment of Goodwill and Intangible Assets
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for the Olefins and Vinyls segments' goodwill in October 2019 and April 2019, respectively, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the Olefins or Vinyls segments' goodwill since the goodwill was initially recorded. Other intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with the provisions of the accounting guidance. See Note 8 for more information on the Company's annual goodwill impairment tests.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Equity Method Investments
The Company accounts for investments using the equity method of accounting if the Company has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and the proportionate share of profit or losses and distributions. The Company records its share of the profits or losses of the equity investments, net of income taxes, in the consolidated statements of income. The equity method investments are evaluated for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.
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
On December 22, 2017, the United States ("U.S.") Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act, among other changes, reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and also required a one-time deemed repatriation of foreign earnings at specified rates. The Company provisionally recognized a $591 income tax benefit in the 2017 consolidated financial statements that was primarily comprised of the revaluation of deferred tax assets and liabilities partially offset by a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company did not record any material measurement period adjustment in 2018. The Company's accounting for the income tax effects of the Tax Act was completed in 2018.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

In February 2018, the FASB issued an accounting standards update, Income Statement—Reporting Comprehensive Income, to (1) allow reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act; and (2) require certain disclosures about stranded tax effects. Certain tax effects become stranded in accumulated other comprehensive income (loss) when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from operations based on the lower, newly-enacted income tax rate. The Company adopted the accounting standard effective October 1, 2018 and reclassified $13 of stranded tax effects relating to its pension benefits liability and cumulative effect of foreign exchange from accumulated other comprehensive income (loss) to retained earnings.
As a result of the Tax Act, the Financial Accounting Standards Board ("FASB") concluded that Global Intangible Low-Taxed Income Tax ("GILTI tax") can be recognized in the financial statements, no later than December 22, 2018, per an accounting policy choice, by: (1) recording a period cost (permanent item) or (2) providing deferred income taxes stemming from certain basis differences that are expected to result in GILTI tax. The Company elected to record GILTI tax as a period cost. The GILTI tax recognized in 2019 and 2018 were not material to the consolidated financial statements.
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
The Company generally invoices customers and recognizes revenue and accounts receivable upon transferring control of inventories. In limited circumstances, the Company transfers control of inventories shortly before it has an unconditional right to receive consideration, resulting in recognition of contract assets. The Company also receives advance payments from certain customers, resulting in recognition of contract liabilities. Contract assets and liabilities are generally settled within the period and are not material to the consolidated balance sheets. The Company expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. Aside from the amounts disclosed within Note 9, the Company does not disclose the value of unsatisfied performance obligations because its contracts with customers (1) have an original expected duration of one year or less or (2) have only variable consideration that is calculated based on market prices at specified dates and is allocated to wholly unsatisfied performance obligations.
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
ASC 606 requires disclosure of disaggregated revenue into categories that depict the nature of how the Company's revenue and cash flows are affected by economic factors. The Company discloses revenues by product and segment in Note 23.
Prior to the adoption of ASC 606, the revenue was recognized when persuasive evidence of an arrangement existed, products were delivered to the customer, the sales price was fixed or determinable and collectability was reasonably assured. For domestic contracts, title and risk of loss had passed to the customer upon delivery under executed customer purchase orders or contracts. For export contracts, the title and risk of loss had passed to customers at the time specified by each contract.

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
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2019, the Company had $7 and $20 of asset retirement obligations recorded as accrued liabilities and other liabilities, respectively. As of December 31, 2018, the Company had $8 and $20 of asset retirement obligations recorded as accrued liabilities and other liabilities, respectively.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Recent Accounting Pronouncements
Credit Losses (ASU No. 2016-13)
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on trade receivables, debt securities and certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued additional authoritative guidance related to credit losses. The accounting standard is effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Income Taxes (ASU No. 2019-12)
In December 2019, the FASB issued an accounting standards update removing certain exceptions for investments, intraperiod allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes. The accounting standard will be effective for reporting periods beginning after December 15, 2020. Early adoption of this guidance is permitted. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on lease accounting that supersedes the previously issued lease guidance. The new standard requires lessees to recognize assets and liabilities for all long-term operating leases. An asset is recognized for the right to use an underlying leased asset and a liability is recognized for the obligation to make payments over the lease term. The standard also requires expanded lease disclosures. The standard requires a modified retrospective adoption approach and allows for the election of certain transition expedients.
The Company adopted the standard on January 1, 2019 using the optional transition method, which allows entities to recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The Company elected the package of optional transition expedients and was not required to reassess (1) whether any existing contracts are or contain leases, (2) classification of existing leases as operating or capital or (3) whether initial direct costs for existing leases qualify for capitalization under the new accounting standard. The Company did not elect the use of hindsight to determine the lease term when considering lease renewal or termination options. Additionally, the Company elected to continue accounting for existing land easements under its accounting policies that were in effect prior to adoption of the new lease standard. The following amounts were recorded as a result of adopting the new lease standard on January 1, 2019:

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
NAKAN's net sales and earnings since the acquisition date were not material to the Company's consolidated statement of operations for the year ended December 31, 2019. The acquisition-related costs recognized in the consolidated statement of operations for the year ended December 31, 2019 were not material. The pro forma impact of this acquisition has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2019 and 2018.
The following table summarizes the fair value of identified assets acquired and liabilities assumed at the date of acquisition. The allocation of consideration transferred is based on management's estimates, judgments and assumptions. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $40 was recorded. The goodwill recognized is primarily attributable to the expected value to be achieved from the acquisition. The information below represents the purchase price allocation:

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Cash	$10
Accounts receivable	53
Inventories	40
Prepaid expenses and other current assets	7
Property, plant and equipment	75
Operating lease right-of-use assets	3
Intangible assets:
Customer relationships (weighted average lives of 17 years)	65
Technology (weighted average lives of 14 years)	40
Trade name (life of 15 years)	25
Other assets	12
Total assets acquired	330
Accounts payable	57
Accrued and other liabilities	18
Deferred income taxes	31
Pension and other post-retirement benefits	4
Operating lease liabilities	3
Other long-term liabilities	8
Total liabilities assumed	121
Total identifiable net assets acquired	209
Goodwill	40
Total purchase consideration	$249

3. Financial Instruments
Cash Equivalents
The Company had $240 and $10 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2019 and 2018, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $22 and $22 at December 31, 2019 and 2018, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2019	2018
Trade customers	$948	$969
Related parties	12	6
Allowance for doubtful accounts	(22)	(23)
	938	952
Federal and state taxes	59	57
Other	39	28
Accounts receivable, net	$1,036	$1,037

5. Inventories
Inventories consist of the following at December 31:

	2019	2018
Finished products	$568	$657
Feedstock, additives, chemicals and other raw materials	210	203
Materials and supplies	158	154
Inventories	$936	$1,014

6. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2019	2018
Land	$198	$193
Buildings and improvements	608	544
Plant and equipment	8,227	7,568
Other	496	437
	9,529	8,742
Less: Accumulated depreciation	(3,168)	(2,720)
	6,361	6,022
Construction in progress	551	573
Property, plant and equipment, net	$6,912	$6,595

Depreciation expense on property, plant and equipment of $519, $478 and $449 is included primarily in cost of sales in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
7. Leases
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Lease-related asset and liability balances were as follows:

December 31, 2019
Operating Leases
Right-of-use assets	$443

Accrued and other liabilities	$93
Operating lease liabilities	355
Total operating lease liabilities	$448

Weighted Average Remaining Term (in years)	8
Weighted Average Lease Discount Rate	3.5%

The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statement of operations for the years ended December 31, 2019 and 2018. The components of operating lease expense were as follows:

December 31, 2019
Operating lease cost (1)	$113
Short-term lease cost	58
Total operating lease cost	$171

_____________________________

(1)	Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.
Maturities of lease liabilities were as follows at December 31, 2019:

Operating Leases
2020	$106
2021	83
2022	69
2023	55
2024	43
Thereafter	189
Total lease payments	545
Less: imputed interest	(97)
Present value of lease liabilities	$448

Future lease commitments for operating lease obligations were as follows at December 31, 2018:

Operating Leases
2019	$94
2020	89
2021	70
2022	56
2023	42
Thereafter	152
Total lease payments	$503

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Related Party Leases
The Company leases certain assets under operating leases with related parties. As of December 31, 2019, right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $50. The Company recognized operating lease cost for fixed lease payments to related parties of $18 for the year ended December 31, 2019.
8. Goodwill and Other Intangible Assets
Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Olefins Segment	Vinyls Segment	Total
Balance at December 31, 2017	$30	$982	$1,012
Effects of changes in foreign exchange rates	—	(10)	(10)
Balance at December 31, 2018	30	972	1,002
Goodwill acquired during the year	—	67	67
Effects of changes in foreign exchange rates	—	5	5
Balance at December 31, 2019	$30	$1,044	$1,074

Olefins Segment Goodwill
The Company performed its annual impairment analysis for the Olefins segment, the reporting unit assessed, during the fourth quarter of 2019. The fair value of the Olefins segment reporting unit assessed during the October 2019 impairment analysis was determined using both a discounted cash flow methodology and a market value methodology. Based upon this assessment, the Company determined that the fair value of the Olefins segment reporting unit was greater than the carrying value.
The discounted cash flow projections were based on a nine-year forecast, from 2020 to 2028, to reflect the cyclicality of the Company's Olefins business. The forecast was based on prices and spreads projected by IHS Markit ("IHS"), a chemical industry organization offering market and business advisory services for the chemical market, historical results and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 9.5%. The significant assumptions used in determining the fair values of the reporting units using the market value methodology included the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer was likely to pay.
Vinyls Segment Goodwill
The Company performed its annual impairment analysis for the Vinyls reporting units during the second quarter of 2019. The fair values of the North America and other reporting units assessed during the April 2019 impairment analysis were determined using both a discounted cash flow methodology and a market value methodology. Based upon this assessment, the Company determined that the fair values of the Vinyls reporting units were greater than their carrying value.
The discounted cash flow projections were based on a nine-year forecast, from 2020 to 2028 to reflect the cyclicality of the housing and construction markets as the Company's Vinyls businesses are significantly influenced by those markets. The forecast was based on prices and spreads projected by IHS, historical results and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate ranging from 9% to 12.5%. The significant assumptions used in determining the fair values of the reporting units using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Intangible Assets
Intangible assets consisted of the following at December 31:

	2019			2018			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$832	$(309)	$523	$745	$(220)	$525	11
Other intangible assets:
Licenses and intellectual property	172	(79)	93	122	(65)	57	13
Trademarks	120	(37)	83	90	(26)	64	13
Other	35	(24)	11	35	(22)	13	10
Total other intangible assets	$327	$(140)	$187	$247	$(113)	$134

Scheduled amortization of intangible assets for the next five years is as follows: $120, $117, $104, $57 and $51 in 2020, 2021, 2022, 2023 and 2024, respectively.
9. Equity Method Investments
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
On November 12, 2019, we, through Eagle, completed the acquisition of an additional 34.8% of the membership interests in LACC from Lotte for approximately $817. As of December 31, 2019, the Company's investment exceeded the underlying equity in net assets by approximately $166 which was assigned to goodwill and not amortized.
The ethylene plant was built adjacent to the Company's chlor-alkali facility in Lake Charles. During the third quarter of 2019, the ethylene plant began commercial operations.
The Company accounts for its investment in LACC under the equity method of accounting. The LACC joint venture is a cost-sharing arrangement between the members of LACC. The members of LACC receive their proportionate shares of ethylene offtake each month and fund cash operating costs, excluding depreciation and amortization. As a result, LACC recognizes net losses equal to depreciation and amortization each period. The Company's equity in losses from LACC, which is equal to its share of depreciation and amortization expenses, is recognized in cost of sales in the consolidated statements of operations. The Company's investment in LACC is recorded as a component of equity method investments in the consolidated balance sheets. The Company's capital contributions to fund its share of capital expenditures are classified within investing activities in the consolidated statements of cash flows.
The Company's ethylene offtake from LACC was approximately 215 million pounds during the year ended December 31, 2019.
Changes in the Company's investment in LACC for the year ended December 31, 2019 were as follows:

Investment in LACC
Balance at December 31, 2018	$183
Cash contributions	45
Additional interest purchased	817
Depreciation and amortization	(7)
Balance at December 31, 2019	$1,038

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees as components of the total transaction price and recognizes it ratably in net sales over approximately 25 years. The remaining performance obligations at December 31, 2019, representing these fixed components of the transaction price, totaled $59 and $81 from LACC and Lotte, respectively. As of December 31, 2019, the associated contract liabilities recorded totaled $5 and $7 from LACC and Lotte, respectively. There were no such contract liabilities recorded as of December 31, 2018. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees.
Other Equity Method Investments
In addition to LACC, the Company has other equity method investments amounting to $74 and $70 as of December 31, 2019 and 2018, respectively. See Note 20 for more detailed information.
10. Accounts Payable
Accounts payable consist of the following:

	December 31, 2019	December 31, 2018
Accounts payable—third parties	$435	$504
Accounts payable to related parties	12	2
Notes payable	26	1
Accounts payable	$473	$507

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

11. Long-Term Debt
Long-term debt consisted of the following at December 31:

	December 31, 2019			December 31, 2018
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(8)	742	750	(9)	741
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(23)	677	700	(24)	676
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(2)	248
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	785	(11)	774	—	—	—
Long-term debt	$3,500	$(55)	$3,445	$2,715	$(47)	$2,668

Credit Agreement
On July 24, 2018, the Company entered into a new $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the existing $1,000 revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At December 31, 2019, the Company had no borrowings outstanding under the Credit Agreement. As of December 31, 2019, the Company had no outstanding letters of credit and borrowing availability of $1,000 under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2019, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
1.625% Senior Notes due 2029
On July 17, 2019, the Company completed the registered public offering of €700 aggregate principal amount of 1.625% Senior Notes due July 17, 2029 (the "1.625% 2029 Senior Notes"). The Company received approximately $779 of net proceeds from the offering. The 1.625% 2029 Senior Notes will accrue interest from July 17, 2019 at a rate of 1.625% per annum, payable annually in arrears on July 17 of each year, beginning July 17, 2020. The Company designated this euro-denominated debt as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
The indenture and supplemental indentures governing the 3.60% 2026 Senior Notes, 5.0% 2046 Senior Notes, 3.60% 2022 Senior Notes, 4.375% 2047 Senior Notes and 1.625% Senior Notes contain customary events of default and covenants that will restrict the Company and certain of the Company's subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
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
In connection with each offering of the tax-exempt bonds, the Company entered into a loan agreement with the Authority pursuant to which the Company agreed to pay all of the principal, premium, if any, and interest on the bonds and certain other amounts to the Authority. The net proceeds from the offerings were loaned by the Authority to the Company. The Company used the proceeds to expand, refurbish and maintain certain of its facilities in the Louisiana Parishes of Calcasieu and Ascension. The bonds are unsecured and rank equally in right of payment with other existing and future unsecured senior indebtedness. As of December 31, 2019, the Company had drawn all proceeds from the tax-exempt bonds. In connection with each such offering of the tax-exempt bonds, the Company issued senior notes under a base indenture and supplemental indenture to collateralize its obligations under the loan agreement relating to such tax-exempt bonds (collectively, the "Tax-Exempt Bond Related Senior Notes").
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
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. The interest rate on the waste disposal revenue bonds at December 31, 2019 and 2018 was 1.78% and 1.85%, respectively.
As of December 31, 2019, the Company was in compliance with all of its long-term debt covenants.
The weighted average interest rate on all long-term debt was 3.6% and 4.4% at December 31, 2019 and 2018, respectively. Unamortized debt issuance costs on long-term debt were $30 and $25 at December 31, 2019 and 2018, respectively.
Aggregate scheduled maturities of long-term debt during the next five years consist of $250 in 2022. There are no other scheduled maturities of debt in 2020 through 2024.
12. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $132, $120 and $103 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Stock Repurchase Program
In November 2014, the Company's Board of Directors approved a $250 share repurchase program (the "2014 Program"). In November 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2018, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. The number of shares repurchased by the Company under the 2014 Program was 517,712, 1,368,881 and 0 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had repurchased a total of 6,080,191 shares of its common stock for an aggregate purchase price of approximately $365.
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
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2017	$43	$(36)	$7
Other comprehensive income (loss) before reclassifications	(14)	(57)	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	(11)
Reclassification of certain tax effects to retained earnings (1)	9	4	13
Net other comprehensive loss attributable to Westlake Chemical Corporation	(16)	(53)	(69)
Balances at December 31, 2018	27	(89)	(62)
Other comprehensive income (loss) before reclassifications	(24)	12	(12)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss) attributable to Westlake Chemical Corporation	(24)	12	(12)
Balances at December 31, 2019	$3	$(77)	$(74)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

______________________________

(1)	In 2018, the Company reclassified certain income tax effects to retained earnings upon adoption of ASU No. 2018-02. See Note 1 (Income taxes) for additional information.
The following table provides the details of the amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about Accumulated Other Comprehensive Income (Loss) Components	Location of Reclassification (Income (Expense)) in Consolidated Statements of Operations	Year Ended December 31,
		2019	2018	2017
Amortization of pension and other post-retirement net loss	(1)	$—	$—	$(2)
Pension settlement gain	(1)	—	14	—
Income tax benefit (provision) on pension and other post-retirement benefits	Provision for (benefit from) income taxes	—	(3)	—
Total reclassifications for the period		$—	$11	$(2)

______________________________

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost and reflected in other income, net in the consolidated statements of operations. See Note 14 for additional information on the pension settlement gain recognized in 2018.

14. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the plan. The Company may, at its discretion and per the terms of the plan, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2019, 2018 and 2017, the Company recorded approximately $20, $21 and $23, respectively, to expense for these contributions.
Further, within the plan, the Company also makes an annual retirement contribution to substantially all employees of certain subsidiaries. The Company's contributions to the plan are determined as a percentage of employees' pay. For the years ended December 31, 2019, 2018 and 2017, the Company charged approximately $32, $31 and $29, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has defined contribution plans in several countries covering eligible employees of the Company. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2019, 2018 and 2017, the Company charged approximately $4, $5 and $5, respectively, to expense for its contributions to these plans.
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
Non-U.S. Plans
The Company has defined benefit pension plans covering current and former employees associated with the Company's operations. These pension plans are closed to new participants. Benefits for employees for these plans are based primarily on employees' pay near retirement. These pension plans are unfunded and have no plan assets. The measurement date for the non-U.S. plans is December 31.
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$648	$136	$807	$142
Service cost	3	2	3	2
Interest cost	23	3	24	3
Actuarial loss (gain)	80	14	(43)	—
Benefits paid	(51)	(4)	(40)	(4)
Plan amendments	—	(4)	—	—
Settlements	—	(1)	(103)	—
Foreign exchange effects	—	(2)	—	(7)
Benefit obligation, end of year	$703	$144	$648	$136

Change in plan assets
Fair value of plan assets, beginning of year	$486	$17	$650	$18
Actual return	92	1	(22)	—
Employer contribution	2	—	3	1
Benefits paid	(51)	—	(40)	(1)
Administrative expenses paid	(3)	—	(2)	—
Settlements	—	—	(103)	—
Foreign exchange effects	—	1	—	(1)
Fair value of plan assets, end of year	$526	$19	$486	$17
Funded status, end of year	$(177)	$(125)	$(162)	$(119)

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(2)	$(2)	$(2)	$(3)
Noncurrent liabilities	(175)	(123)	(160)	(116)
Net amount recognized	$(177)	$(125)	$(162)	$(119)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(16)	$22	$(36)	$9
Prior service cost	—	(4)	—	—
Total before tax (1)	$(16)	$18	$(36)	$9

______________________________

(1)	After-tax totals for pension benefits were $0 and $22 for 2019 and 2018, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2019 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(703)	$(143)	$(648)	$(128)
Accumulated benefit obligation	(703)	(138)	(648)	(125)
Fair value of plan assets	526	18	486	10

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$3	$2	$3	$2	$3	$2
Administrative expenses	4	—	3	—	2	—
Interest cost	23	3	24	3	25	2
Expected return on plan assets	(33)	(1)	(42)	(1)	(40)	(1)
Net amortization	—	—	(1)	1	1	1
Settlement gain	—	—	(14)	—	—	—
Net periodic benefit cost (gain)	$(3)	$4	$(27)	$5	$(9)	$4

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$20	$13	$20	$1	$(18)	$—
Settlement gain	—	—	14	—	—	—
Effect of plan change	—	(4)	—	—	—	—
Amortization of net gain (loss)	—	—	1	(1)	(1)	(1)
Total recognized in OCI	$20	$9	$35	$—	$(19)	$(1)
Total net periodic benefit cost and OCI	$17	$13	$8	$5	$(28)	$3
The estimated prior service cost and net loss for the defined benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2020 are expected to be zero and $1, respectively.
During 2018, the Company's U.S. pension plans settled portions of their projected benefit obligations through the purchase of annuities and lump sum payments to certain participants. In conjunction with the settlement, the Company also remeasured the pension obligations and plan assets of the affected plans, resulting in a $26 increase in accumulated other comprehensive income (loss) before tax and a corresponding decrease in net pension liabilities recorded in the consolidated balance sheets. During 2018, the Company recognized a $14 one-time settlement gain in other income, net, which was reclassified from accumulated other comprehensive income (loss).

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	3.0%	1.3%	4.1%	2.0%	3.4%	1.8%
Rate of compensation increase	—%	2.6%	—%	2.6%	—%	2.6%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	4.1%	2.0%	3.4%	1.8%	3.8%	1.8%
Discount rate for service cost	4.2%	2.2%	3.8%	2.0%	4.1%	1.9%
Discount rate for interest cost	3.7%	2.2%	3.3%	2.0%	3.2%	2.0%
Expected return on plan assets	7.0%	4.0%	7.0%	3.8%	6.8%	3.8%
Rate of compensation increase	—%	2.6%	—%	2.6%	—%	2.6%

The discount rates for the Company's U.S. and non-U.S. plans are determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. The assumed long-term return on plan assets is estimated by considering factors such as the plan's overall investment strategy, current economic conditions and historical averages.
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
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment and non-investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. Each pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2019, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's U.S. plan assets at December 31, by asset category, are as follows:

	2019
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$6	$—	$6
Common stock	15	—	15	—	—	—
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	49	112	161	—	1	1
Small-cap funds (2)	8	14	22	—	—	—
International funds (3)	75	45	120	—	5	5
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	100	98	198	—	7	7
Short-term investment funds	—	10	10	—	—	—
	$247	$279	$526	$6	$13	$19

	2018
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$5	$—	$5
Common stock	13	—	13	—	—	—
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	44	98	142	—	1	1
Small-cap funds (2)	6	13	19	—	—	—
International funds (3)	64	38	102	—	5	5
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	96	102	198	—	6	6
Short-term investment funds	—	12	12	—	—	—
	$223	$263	$486	$5	$12	$17

______________________________

(1)	Substantially all of the assets of these funds are invested in large-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(2)	Substantially all of the assets of these funds are invested in small-cap U.S. companies. The remainder of the assets of these funds is invested in cash reserves.

(3)
Substantially all of the assets of these funds are invested in international companies in developed markets (excluding the U.S.). The remainder of the assets of these funds is invested in cash reserves.

(4)	This category represents investment grade bonds of U.S. issuers, including U.S. Treasury notes.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company expects to make contributions of approximately $2 for the pension plans in 2020.

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
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2019	2018	2017
	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$9	$7	$8

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

Other Post-retirement Benefits
In the U.S., the Company provides post-retirement healthcare and life insurance benefits for certain employees and their dependents who meet minimum age and service requirements. The Company has the right to modify or terminate some of these benefits.
The Company also has a post-retirement plan in Canada which is unfunded and provides medical and life insurance benefits for certain employees and their dependents.
The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$67	$3	$73	$3
Service cost	1	—	1	—
Interest cost	2	—	2	—
Actuarial loss (gain)	3	1	(1)	—
Benefits paid	(8)	—	(8)	—
Benefit obligation, end of year	$65	$4	$67	$3

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	8	—	8	—
Benefits paid	(8)	—	(8)	—
Fair value of plan assets, end of year	$—	$—	$—	$—
Funded status, end of year	$(65)	$(4)	$(67)	$(3)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(8)	$—	$(8)	$—
Noncurrent liabilities	(57)	(5)	(59)	(3)
Net amount recognized	$(65)	$(5)	$(67)	$(3)

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net gain	$(3)	$—	$(6)	$—
Total before tax (1)	$(3)	$—	$(6)	$—

______________________________

(1)	After-tax totals for post-retirement healthcare benefits were $3 and $5 for 2019 and 2018, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$1	$—	$1	$—	$1	$—
Interest cost	2	—	2	—	2	—
Net amortization	—	—	—	—	—	—
Net periodic benefit cost	$3	$—	$3	$—	$3	$—

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$3	$—	$(1)	$(1)	$(1)	$—
Total recognized in OCI	$3	$—	$(1)	$(1)	$(1)	$—
Total net periodic benefit cost and OCI	$6	$—	$2	$(1)	$2	$—

The estimated prior service cost and net loss for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2020 are both expected to be zero.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	2.5%	3.2%	3.7%	3.9%	3.0%	4.0%
Health care cost trend rate
- Initial rate	6.8%	5.7%	7.0%	5.8%	7.3%	6.2%
- Ultimate rate	4.5%	4.0%	4.5%	4.0%	4.5%	4.5%
- Years to ultimate	10	21	11	22	11	12
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	3.7%	3.9%	3.0%	3.6%	3.3%	3.3%
Discount rate for service cost	4.0%	3.9%	3.4%	3.6%	3.8%	3.3%
Discount rate for interest cost	3.4%	3.9%	2.7%	3.6%	2.6%	3.3%
Health care cost trend rate
- Initial rate	7.0%	5.8%	7.0%	6.1%	6.8%	6.8%
- Ultimate rate	4.5%	4.0%	4.5%	4.5%	4.6%	4.5%
- Years to ultimate	10	21	10	11	11	12

The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. A one percentage-point increase or decrease in assumed healthcare trend rates would not have a significant effect on the amounts reported for the healthcare plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Other Post- retirement Benefits
Estimated future benefit payments:
Year 1	$45	$8
Year 2	45	8
Year 3	45	8
Year 4	47	8
Year 5	46	7
Years 6 to 10	233	22

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

15. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated in 2017, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest (1) ratably on an annual basis over a three-year period or (2) at the end of a five-year period. Outstanding restricted stock units and performance stock units vest either (1) ratably on an annual basis over a two to five-year period or (2) at the end of a three or six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2019, 2018 and 2017, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $24, $18 and $14, respectively.
Option activity and changes during the year ended December 31, 2019 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,115,954	$54.82
Granted	296,598	79.83
Exercised	(18,635)	35.04
Cancelled	(7,969)	79.94
Outstanding at December 31, 2019	1,385,948	$60.29	5.9	$23
Exercisable at December 31, 2019	888,093	$47.64	4.5	$22

For options outstanding at December 31, 2019, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$10.26 - $30.05	264,334	1.0
$40.38 - $44.42	218,047	6.1
$45.70 - $61.87	295,620	6.5
$63.98 - $68.18	145,171	4.7
$79.83 - $107.75	462,776	8.8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of options exercised was $1, $21 and $24, respectively.
As of December 31, 2019, $6 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years. Income tax benefits of $0, $4 and $8 were realized from the exercise of stock options during the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Stock Option Grants
	Year Ended December 31,
	2019	2018	2017
Weighted average fair value	$21.02	$28.94	$15.84
Risk-free interest rate	2.5%	2.7%	2.1%
Expected life in years	5	5	5
Expected volatility	28.9%	27.6%	29.2%
Expected dividend yield	1.2%	0.7%	1.2%

Non-vested restricted stock units as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	702,789	$65.79
Granted	205,517	77.59
Vested	(415,593)	56.70
Forfeited	(29,430)	73.28
Non-vested at December 31, 2019	463,283	$78.69

As of December 31, 2019, there was $15 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $28, $10 and $6, respectively.
Performance stock unit payout is based on the greater of the average annual economic-value added results for the Company (equal to net operating profit after tax less a capital charge based upon the weighted average cost of capital) and relative total shareholder return as compared to a peer group of companies. The units have payouts that range from zero to 200 percent of the target award.
Non-vested performance stock units as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	—	$—
Granted	78,328	114.38
Vested	—	—
Forfeited	(1,111)	114.38
Non-vested at December 31, 2019	77,217	$114.38

As of December 31, 2019, there was $6 of unrecognized stock-based compensation expense related to non-vested performance stock units. This cost is expected to be recognized over a weighted-average period of 2.1 years. There were no such awards issued during the years ended December 31, 2018 and 2017.
The Company used a Monte Carlo simulation model to value the performance stock units on the grant date. The table below presents the assumptions used in determining grant date fair value. Volatility was calculated using historical trends of the Company's common stock price.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Year Ended December 31, 2019 Performance Stock Units
Risk-free interest rate	2.5%
Expected life in years	2.88
Expected volatility of Westlake Chemical Corporation common stock	30.3%
Expected volatility of peer companies	14.5% - 47.8%
Average correlation coefficient of peer companies	0.49
Grant date fair value	$114.38

Liability Classified Awards
Certain of the Company's restricted stock unit awards are classified as liability awards for accounting purposes and are re-measured at each reporting date until they vest. Total stock-based compensation expense recognized related to these restricted stock units during the years ended December 31, 2019, 2018, and 2017 was $1, $4 and $9, respectively.
Non-vested liability classified restricted stock awards as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested at December 31, 2018	49,528	$66.46
Vested	(49,292)	68.22
Cancelled	(236)	76.77
Non-vested at December 31, 2019	—	—

As of December 31, 2019, there was no unrecognized stock-based compensation expense related to non-vested liability classified restricted stock awards. The total fair value of liability classified restricted stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $3, $6 and $11, respectively. The total fair value of liability classified restricted stock awards cancelled during the year ended December 31, 2019 was $0.
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("Westlake Partners GP"), maintains a unit-based compensation plan for directors and employees of WLKP GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.
16. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2019 and 2018 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$255	$249	$248
3.60% 2026 Senior Notes	742	777	741	692
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	103	99	106
6 ½% 2035 GO Zone Senior Notes	88	92	88	95
6 ½% 2035 IKE Zone Senior Notes	65	68	65	69
5.0% 2046 Senior Notes	677	761	676	641
4.375% 2047 Senior Notes	491	505	491	417
3.50% 2032 GO Zone Refunding Senior Notes	249	267	248	233
1.625% 2029 Senior Notes	774	785	—	—

17. Income Taxes
The components of income before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$460	$1,087	$917
Foreign	110	247	164
	$570	$1,334	$1,081

The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$20	$158	$231
State	9	28	18
Foreign	25	52	27
Total current	54	238	276
Deferred
Federal	69	59	(557)
State	11	(2)	25
Foreign	(26)	5	(2)
Total deferred	54	62	(534)
Total provision for (benefit from) income taxes	$108	$300	$(258)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision for federal income tax, at statutory rate	$120	$280	$378
State income tax provision, net of federal income tax effect	10	28	26
Foreign income tax rate differential	(6)	14	(36)
Manufacturing deduction	—	—	(23)
Depletion	(5)	(4)	(7)
Noncontrolling interests	(8)	(6)	(9)
Tax Act related adjustment	—	—	(591)
Change in valuation allowance	(17)	(9)	3
Changes in state apportionment and other state adjustments	11	(6)	2
Other, net	3	3	(1)
Total income tax expense (benefit)	$108	$300	$(258)

The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2019	2018
Net operating loss carryforward	$209	$50
Credit carryforward	25	24
Operating lease liabilities	96	—
Accruals	65	64
Pension	83	76
Inventories	20	13
Other	26	17
Deferred taxes assets—total	524	244
Property, plant and equipment	(1,017)	(948)
Intangibles	(156)	(148)
Operating lease right-of-use asset	(95)	—
Turnaround costs	(21)	(20)
Consolidated partnerships	(194)	(202)
Equity method investments	(220)	(13)
Other	(18)	(14)
Deferred tax liabilities—total	(1,721)	(1,345)
Valuation allowance	(30)	(47)
Total net deferred tax liabilities	$(1,227)	$(1,148)

Balance sheet classifications
Noncurrent deferred tax asset	$28	$11
Noncurrent deferred tax liability	(1,255)	(1,159)
Total net deferred tax liabilities	$(1,227)	$(1,148)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

At December 31, 2019, the Company had federal, foreign and state net operating loss carryforwards ("NOLs") of approximately $539, $217 and $613, respectively. The increase in the federal and state NOLs is primarily due to bonus tax depreciation from the Company's investment in LACC accounted for as an equity method investment. The federal NOL and certain foreign and state NOLs do not expire, while certain other foreign and state NOLs expire in varying amounts between 2020 and 2039. Certain NOLs are subject to limitations on an annual basis. At December 31, 2019, the Company had various federal, foreign and state credits carryforwards of $2, $4 and $19, respectively, which either do not expire or expire in varying amounts between 2020 and 2033. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance decreased by $17 in 2019, primarily due to a $19 release in valuation allowance resulting from a change in management judgment regarding the realizability of certain foreign deferred tax assets, including net operating loss and credit carryforwards, as a result of the change in expectations of income in future years.
As result of the Tax Act, the Company recognized an income tax benefit of $591 in the 2017 consolidated financial statements for items such as a revaluation of deferred tax assets and liabilities, partially offset by a one-time U.S. tax on the mandatory deemed repatriation of the Company's post-1986 foreign earnings. The Company did not record any material measurement period adjustment in 2018. The accounting for the income tax effects of the Tax Act was completed in 2018.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2012.
18. Earnings and Dividends per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share include the effect of certain stock options and performance stock units.

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Westlake Chemical Corporation	$421	$996	$1,304
Less:
Net income attributable to participating securities	(2)	(5)	(7)
Net income attributable to common shareholders	$419	$991	$1,297

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares—basic	128,395,184	129,401,823	129,087,043
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	362,109	583,930	452,970
Weighted average common shares—diluted	128,757,293	129,985,753	129,540,013

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$3.26	$7.66	$10.05
Diluted	$3.25	$7.62	$10.00

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Excluded from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018 are options to purchase 562,773 and 150,479 shares of common stock, respectively. There are no antidilutive options to purchase shares of common stock for the year ended December 31, 2017. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Dividends per common share	$1.0250	$0.9200	$0.8012

19. Supplemental Information
Accrued Liabilities
Accrued liabilities were $768 and $676 at December 31, 2019 and 2018, respectively. Accrued rebates, which is a component of accrued liabilities, was $115 and $125 at December 31, 2019 and 2018, respectively. Other than the lease liability disclosed in Note 7, no other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $41 and $54 at December 31, 2019 and 2018, respectively.
Non-cash Investing Activity
The change in capital expenditure accruals increasing additions to property, plant and equipment was $14 for the year ended December 31, 2019. The change in capital expenditure accruals reducing additions to property, plant and equipment was $48 and $9 for the years ended December 31, 2018 and 2017, respectively.
Restructuring, Transaction and Integration-related Costs
For the year ended December 31, 2019, the restructuring, transaction and integration-related costs of $37 primarily consisted of restructuring expenses of $26 and acquisition costs. The restructuring expenses represent charges associated with the write-off of certain assets in the Vinyls segment. For the year ended December 31, 2018, the restructuring, transaction and integration-related costs of $33 primarily consisted of integration-related consulting fees and acquisition costs.
Other Income, Net
For the year ended December 31, 2019, other income, net included income from unconsolidated subsidiaries and interest income of $17 and $20, respectively. For the year ended December 31, 2018, other income, net included income from pension and post-retirement plans, including a one-time settlement gain, income from unconsolidated subsidiaries and interest income of $25, $16 and $17, respectively. For the year ended December 31, 2017, other income, net included income from unconsolidated subsidiaries of $10. No other components of other income, net were material to the statements of operations for the years ended December 31, 2019, 2018 and 2017.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Operating cash flows from operating leases (1)	$112
Right-of-use assets obtained in exchange for operating lease obligations	119
_____________

(1)	Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
Cash paid for:
Interest paid, net of interest capitalized	$116	$140	$154
Income taxes paid	77	376	84

20. Related Party and Affiliate Transactions
The Company and Lotte have a joint venture, LACC, to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. See Note 9 for details of the Company's transactions with LACC.
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For each of the years ended December 31, 2019, 2018 and 2017, the Company incurred lease payments of approximately $3.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2019 and 2018 was $8 and $8, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company incurred pipeline lease service fees of approximately $14, $14 and $15, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1 and $2 at December 31, 2019 and 2018, respectively.
The Company owns an approximately 20% interest in both YNCORIS GmbH & Co. KG (formerly known as InfraServ Knapsack GmbH & Co. KG) and InfraServ Gendorf GmbH & Co. KG (collectively "Infraserv"). The Company accounts for its investments in Infraserv under the equity method of accounting. The Company has service agreements with these entities, including contracts to provide electricity, technical and leasing services to certain of the Company's production facilities in Germany. The investment in Infraserv was $57 and $57 at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company incurred charges aggregating approximately $155, $145 and $133, respectively, for these services. The amounts accrued for these related parties were approximately $36 and $48 at December 31, 2019 and 2018, respectively.
The Company owns a 50% interest in RS Cogen LLC ("RS Cogen"). RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. The Company accounts for its investment in RS Cogen under the equity method of accounting. The investment in RS Cogen at December 31, 2019 and 2018 was $9 and $5, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded purchases of approximately $26, $25 and $26 from RS Cogen, respectively.
The Company owns a 50% interest in Vinyl Solutions, LLC ("Vinyl Solutions"). The Company accounts for its investments in Vinyl Solutions under the equity method of accounting. Vinyl Solutions is a compounding manufacturer of specialty compounds. For the years ended December 31, 2019, 2018 and 2017, the Company recorded sales of $5, $13 and $17, respectively, to Vinyl Solutions. The amounts receivable from this related party were $2 and $3 at December 31, 2019 and 2018, respectively.
Dividends received from equity method investments were $11, $5 and $6 for the years ended December 31, 2019, 2018 and 2017, respectively.
One of the Company's directors serves as Chairman, Chief Executive Officer and President of American Air Liquide Holdings, Inc. and Executive Vice President of the Air Liquide Group ("Air Liquide"). The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. including Airgas and subsidiaries that were acquired in 2016 by Air Liquide aggregating approximately $32, $31 and $30 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $7, $7 and $7 during the years ended December 31, 2019, 2018 and 2017, respectively. The amounts payable to Air Liquide were $2 and $4 at December 31, 2019 and 2018, respectively, and the amounts receivable from Air Liquide were $0 and $1 at December 31, 2019 and 2018, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

21. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
On March 29, 2019, Westlake Partners purchased an additional 4.5% newly issued limited partner interests in OpCo for approximately $201 and completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement. At December 31, 2019, Westlake Partners had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. No common units were issued under this program in 2019 and 2018.
22. Commitments and Contingencies
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
The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. Plaintiffs seek an unspecified amount of damages and injunctive relief. The Company has already moved to dismiss the majority of the lawsuits filed and plans to file similar motions with respect to the remaining lawsuits. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of December 31, 2019 and 2018, the Company had reserves for environmental contingencies totaling approximately $47 and $54, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an administrative settlement agreement and order on consent for remedial design. In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. The Company, jointly with the other PRPs, submitted a good faith offer response in December 2019. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and PolyOne. These agreements are the subject of further litigation as described below.
In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, PolyOne filed a demand for arbitration. In this proceeding, PolyOne sought to readjust the percentage allocation of future costs and to recover approximately $11 from the Company in reimbursement of previously paid remediation costs. The Company's cross demand for arbitration seeking unreimbursed remediation costs incurred during the relevant period was dismissed from the proceedings when PolyOne paid such costs in full at the beginning of the arbitration hearing.
On July 10, 2018, PolyOne sued the Company in the U.S. District Court for the Western District of Kentucky and sought to invalidate the arbitration provisions in the parties' 2007 settlement agreement and enjoin the arbitration it had initiated in 2017. On July 30, 2018, the district court refused to enjoin the arbitration and, on January 15, 2019, the court granted the Company's motion to dismiss PolyOne's suit. On February 13, 2019, PolyOne appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. The court of appeals issued an opinion and final order on September 6, 2019, affirming the district court.
The arbitration hearing began in August 2018 and concluded in December 2018. On May 22, 2019, the arbitration panel issued its final award. It determined that PolyOne was responsible for 100% of the allocable costs at issue in the proceeding and that PolyOne would remain responsible for 100% of the costs to operate the existing groundwater remedy at the Calvert City site. In August 2019, PolyOne filed a motion to vacate before the U.S. District Court for the Western District of Kentucky, seeking to invalidate the final award under the Federal Arbitration Act. On February 11, 2020, the U.S. District Court for the Western District of Kentucky denied PolyOne's motion to vacate and affirmed the arbitration final award. PolyOne has until March 10, 2020 to appeal that order.

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
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $70 to $130.
Other Commitments
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. Unrecorded unconditional purchase obligations for the next five years are as follows: $584, $621, $497, $461 and $360 in 2020, 2021, 2022, 2023 and 2024, respectively.
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
No single customer accounted for more than 10% of sales in the Olefins segment for the years ended December 31, 2019, 2018 or 2017.
The Company's Vinyl segment manufactures and markets PVC, VCM, ethylene dichloride ("EDC"), chlor-alkali (chlorine and caustic soda), chlorinated derivative products and ethylene. The Company also manufactures and sells building products fabricated primarily from PVC, including residential siding, trim and mouldings, pipe and fittings for various water, sewer and industrial applications, profiles for windows and doors, decking products, film for various inflatables, wall covering tapes, roofing applications and composite roof tiles. The Company's primary North American chemical manufacturing facilities are located in its Calvert City, Kentucky and Lake Charles, Plaquemine and Geismar, Louisiana sites. The Company also produces chlorine, caustic soda, hydrogen and chlorinated derivative products at its facilities in Natrium, Longview, Washington and Beauharnois, Quebec and PVC resin and PVC compounds at several facilities in Mississippi. In addition to North America, the Company also has manufacturing facilities in Europe and Asia.
As of December 31, 2019, the Company owned 36 building products and PVC compound facilities. The Company primarily uses its chlorine, VCM and PVC production to manufacture its building products. No single customer accounted for more than 10% of sales in the Vinyls segment for the years ended December 31, 2019, 2018 or 2017.
The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2019	2018	2017
Net external sales
Olefins
Polyethylene	$1,301	$1,519	$1,518
Styrene, feedstock and other	481	500	533
Total olefins	1,782	2,019	2,051
Vinyls
PVC, caustic soda and other	5,068	5,359	4,769
Building products	1,268	1,257	1,221
Total vinyls	6,336	6,616	5,990
	$8,118	$8,635	$8,041

Intersegment sales
Olefins	$324	$500	$393
Vinyls	1	2	1
	$325	$502	$394

Income (loss) from operations
Olefins	$260	$573	$655
Vinyls	451	913	639
Corporate and other	(55)	(78)	(69)
	$656	$1,408	$1,225

Depreciation and amortization
Olefins	$142	$138	$145
Vinyls	563	491	449
Corporate and other	8	12	7
	$713	$641	$601

Other income, net
Olefins	$5	$4	$3
Vinyls	18	35	7
Corporate and other	15	13	5
	$38	$52	$15

Provision for (benefit from) income taxes
Olefins	$60	$128	$63
Vinyls	40	212	(302)
Corporate and other	8	(40)	(19)
	$108	$300	$(258)

Capital expenditures
Olefins	$117	$110	$97
Vinyls	664	585	459
Corporate and other	6	7	21
	$787	$702	$577

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
Income from operations for reportable segments	$656	$1,408	$1,225
Interest expense	(124)	(126)	(159)
Other income, net	38	52	15
Income before income taxes	$570	$1,334	$1,081

	December 31, 2019	December 31, 2018
Total assets
Olefins	$1,991	$2,024
Vinyls	10,597	8,879
Corporate and other	673	699
	$13,261	$11,602

Geographic Information

	Year Ended December 31,
	2019	2018	2017
Net sales to external customers (1)
United States	$5,530	$6,114	$5,739
Foreign
Canada	573	649	653
Germany	478	500	432
China	175	155	104
Italy	119	105	96
Taiwan	84	102	96
Other	1,159	1,010	921
	$8,118	$8,635	$8,041

	December 31, 2019	December 31, 2018
Long-lived assets
United States	$6,012	$5,829
Foreign
Germany	588	528
Other	312	238
	$6,912	$6,595

______________________________

(1)	Net sales are attributed to countries based on location of customer.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

24. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$2,025	$2,144	$2,066	$1,883
Gross profit	299	340	371	250
Income from operations	134	194	226	102
Net income	82	129	166	85
Net income attributable to Westlake Chemical Corporation	72	119	158	72
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.56	$0.92	$1.22	$0.56
Diluted	$0.55	$0.92	$1.22	$0.56

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$2,150	$2,235	$2,255	$1,995
Gross profit	542	552	539	354
Income from operations	401	404	396	207
Net income	297	288	318	131
Net income attributable to Westlake Chemical Corporation	287	278	308	123
Earnings per common share attributable to Westlake Chemical Corporation: (1)
Basic	$2.21	$2.13	$2.36	$0.95
Diluted	$2.20	$2.12	$2.35	$0.95

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 47 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report that appears on page 48 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 14, 2020, the Compensation Committee (the "Committee") of the Board of Directors of the Company approved the one-time grant of certain restricted stock units ("RSUs") to the Company's chief executive officer, chief financial officer and each of the other executive officers listed in the Summary Compensation Table in the Company's proxy statement for its 2019 Annual Meeting of Stockholders (collectively, the "Named Executive Officers"). These awards were granted in lieu of an increase in the Named Executive Officers' base salary for 2020 and were in addition to the Company's annual awards of stock options, restricted stock units and performance stock units to the Named Executive Officers, which were also approved by the Committee on February 14, 2020.
The RSUs will vest on February 14, 2021. The Committee also granted additional RSUs that will vest on February 14, 2025 to Mr. Kearns as a one-time retention award. The number of these special RSUs and the grant date fair values are set forth below with respect to each of the Named Executive Officers:

Named Executive Officer	Number of RSUs	Grant Date Fair Value
Mr. Albert Chao	3,966 (1)	$261,012
Mr. James Chao	3,072 (1)	202,176
Mr. Steven Bender	1,478(1)	97,271
Mr. Robert Buesinger	1,128(1)	74,237
Mr. Roger Kearns	9,877(2) 2,150(1)	650,030 141,479

______________________________

(1)	These RSUs vest on February 14, 2021.

(2)	These RSUs vest on February 14, 2025.

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
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2019.

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

3.4	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

4.1†	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2
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

4.9
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.10
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

4.12
Ninth Supplemental Indenture (including the form of the Notes) as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.13
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

4.15
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

4.16
Supplemental Indenture dated February 1, 2018, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260)

4.17
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

Exhibit No.	Exhibit Index

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

10.18
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Westlake's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017, File No. 001-32260).

Exhibit No.	Exhibit Index

10.19
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

10.20+
Form of Stock Option Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 001-32260).

10.21+
Form of Restricted Stock Unit Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.22 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 001-32260).

10.22+
Form of Special Incentive Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.24 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 001-32260).

10.23+
Form of Performance Stock Unit Award Letter for 2019 Executive Officer Awards (incorporated by reference to Exhibit 10.25 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 20, 2019, File No. 001-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1††	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104
Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

______________________________

†	Filed herewith.

††	Furnished herewith.

+	Management contract, compensatory plan or arrangement.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	February 19, 2020	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2020
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020
M. Steven Bender

/S/ GEORGE J. MANGIERI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
George J. Mangieri

/S/ JAMES CHAO	Chairman of the Board of Directors	February 19, 2020
James Chao

/S/ ALBERT CHAO	Director	February 19, 2020
Albert Chao

/S/ DAVID T. CHAO	Director	February 19, 2020
David T. Chao

/S/ JOHN CHAO	Director	February 19, 2020
John Chao

/S/ MICHAEL J. GRAFF	Director	February 19, 2020
Michael J. Graff

/S/ MARIUS A. HAAS	Director	February 19, 2020
Marius A. Haas

/S/ DOROTHY C. JENKINS	Director	February 19, 2020
Dorothy C. Jenkins

/S/ MAX L. LUKENS	Director	February 19, 2020
Max L. Lukens

/S/ MARK A. MCCOLLUM	Director	February 19, 2020
Mark A. McCollum

/S/ R. BRUCE NORTHCUTT	Director	February 19, 2020
R. Bruce Northcutt

/S/ JEFFREY W. SHEETS	Director	February 19, 2020
Jeffrey W. Sheets