Form 10-Q
period 2020-03-31
WESTLAKE CHEMICAL CORP
filed 2020-05-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 29, 2020 was 127,672,480.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,537	$728
Accounts receivable, net	1,265	1,036
Inventories	934	936
Prepaid expenses and other current assets	32	42
Total current assets	3,768	2,742
Property, plant and equipment, net	6,883	6,912
Operating lease right-of-use assets	432	443
Goodwill	1,065	1,074
Customer relationships, net	497	523
Other intangible assets, net	180	187
Equity method investments	1,065	1,112
Other assets, net	273	268
Total assets	$14,163	$13,261
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$431	$473
Accrued and other liabilities	593	768
Total current liabilities	1,024	1,241
Long-term debt, net	4,432	3,445
Deferred income taxes	1,386	1,255
Pension and other post-retirement benefits	352	360
Operating lease liabilities	346	355
Other liabilities	185	202
Total liabilities	7,725	6,858
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized;134,651,380 and 134,651,380 shares issued at March 31, 2020 and December 31, 2019, respectively	1	1
Common stock, held in treasury, at cost; 6,979,662 and 6,266,609 shares at March 31, 2020 and December 31, 2019, respectively	(413)	(377)
Additional paid-in capital	551	553
Retained earnings	5,860	5,757
Accumulated other comprehensive loss	(106)	(74)
Total Westlake Chemical Corporation stockholders' equity	5,893	5,860
Noncontrolling interests	545	543
Total equity	6,438	6,403
Total liabilities and equity	$14,163	$13,261
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions of dollars, except per share data and share amounts)
Net sales	$1,932	$2,025
Cost of sales	1,649	1,726
Gross profit	283	299
Selling, general and administrative expenses	120	116
Amortization of intangibles	27	27
Restructuring, transaction and integration-related costs	—	22
Income from operations	136	134
Other income (expense)
Interest expense	(31)	(30)
Other income, net	11	9
Income before income taxes	116	113
Provision for (benefit from) income taxes	(41)	31
Net income	157	82
Net income attributable to noncontrolling interests	12	10
Net income attributable to Westlake Chemical Corporation	$145	$72
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.13	$0.56
Diluted	$1.13	$0.55
Weighted average common shares outstanding:
Basic	128,237,364	128,528,480
Diluted	128,442,972	128,913,921
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions of dollars)
Net income	$157	$82
Other comprehensive loss, net of income taxes
Foreign currency translation adjustments
Foreign currency translation	(25)	(2)
Income tax provision on foreign currency translation	(7)	—
Other comprehensive loss, net of income taxes	(32)	(2)
Comprehensive income	125	80
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2020 and 2019, respectively	12	10
Comprehensive income attributable to Westlake Chemical Corporation	$113	$70
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	145	—	12	157
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(282,476)	18	(8)	(8)	—	—	2
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2020	134,651,380	$1	6,979,662	$(413)	$551	$5,860	$(106)	$545	$6,438

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	$1	6,059,073	$(371)	$553	$5,513	$(64)	$553	$6,185
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$157	$82
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	190	171
Stock-based compensation expense	6	7
Loss from disposition and write-off of property, plant and equipment	5	20
Deferred income taxes	126	15
Other losses (gains), net	(2)	9
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(240)	(41)
Inventories	(8)	19
Prepaid expenses and other current assets	7	4
Accounts payable	(2)	(7)
Accrued and other liabilities	(146)	(110)
Other, net	(32)	(22)
Net cash provided by operating activities	61	147
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(236)
Additions to property, plant and equipment	(164)	(203)
Additions to investments in unconsolidated subsidiaries	—	(42)
Return of investment from an equity investee	39	—
Other, net	(7)	6
Net cash used for investing activities	(132)	(475)
Cash flows from financing activities
Dividends paid	(34)	(33)
Distributions to noncontrolling interests	(10)	(8)
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	63
Proceeds from drawdown of revolver	1,000	—
Repayment of notes payable	(27)	(4)
Repurchase of common stock for treasury	(54)	—
Other	8	3
Net cash provided by financing activities	883	21
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	809	(308)
Cash, cash equivalents and restricted cash at beginning of period	750	775
Cash, cash equivalents and restricted cash at end of period	$1,559	$467
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), filed with the SEC on February 19, 2020. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2019 with the exception of those accounting standards adopted in 2020 as discussed in Note 1.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019, and the changes in its cash position for the three months ended March 31, 2020 and 2019.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2020 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Income Taxes (ASU No. 2019-12)
In December 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update removing certain exceptions for investments, intraperiod allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes. The accounting standard will be effective for reporting periods beginning after December 15, 2020. Early adoption of this guidance is permitted. The Company is in the process of evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact that the new accounting guidance will have on the Company's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on trade receivables, debt securities and certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued an additional authoritative guidance related to credit losses. The accounting standard became effective for reporting periods beginning after December 15, 2019. The Company adopted this accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Intangibles - Goodwill and Other (ASU No. 2017-04)
In January 2017, the FASB issued an accounting standards update to simplify the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard became effective for reporting periods beginning after December 15, 2019. The Company adopted this accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The accounting standard became effective for reporting periods beginning after December 15, 2019. The Company adopted this accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $50 and $240 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2020 and December 31, 2019, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $22 and $22 at March 31, 2020 and December 31, 2019, respectively. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019
Trade customers	$1,007	$948
Related parties	5	12
Allowance for credit losses	(23)	(22)
	989	938
Federal and state taxes	233	59
Other	43	39
Accounts receivable, net	$1,265	$1,036

4. Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Finished products	$566	$568
Feedstock, additives, chemicals and other raw materials	207	210
Materials and supplies	161	158
Inventories	$934	$936

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2019	$30	$1,044	$1,074
Effects of changes in foreign exchange rates	—	(9)	(9)
Balances at March 31, 2020	$30	$1,035	$1,065

Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performs its annual impairment assessment for the Olefins and Vinyls reporting units in October and April, respectively. The fair values of the reporting units are assessed generally using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a long-term forecast over multiple years. The forecast is based on prices and margins projected, historical results and estimates by management, including its strategic and operational plans among other assumptions. The significant assumptions used in determining the fair values of the reporting units are the market value methodology including the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer was likely to pay.
During the three months ended March 31, 2020, the Company evaluated various events resulting from the coronavirus ("COVID-19") pandemic including the decline in the Company's stock price during the month of March 2020. Based on the evaluation, the Company does not believe that these events indicate that the fair values of the Company's reporting units have more likely than not fallen below their carrying values as of March 31, 2020. While the Company expects these events to negatively impact its operations in the short-term, given the dynamic and evolving nature of this situation, the Company cannot reasonably estimate with certainty the long-term impacts of COVID-19. As events and changes in circumstances evolve after March 31, 2020, such events will be considered in the Company's estimates for future periods.
6. Accounts Payable
Accounts payable consist of the following:

	March 31, 2020	December 31, 2019
Accounts payable—third parties	$408	$435
Accounts payable to related parties	22	12
Notes payable	1	26
Accounts payable	$431	$473

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
Revolving credit facility	$1,000	$—	$1,000	$—	$—	$—
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	250	(1)	249	250	(1)	249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(7)	743	750	(8)	742
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	100	(1)	99	100	(1)	99
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(23)	677	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	770	(10)	760	785	(11)	774
Total Long-term debt	$4,485	$(53)	$4,432	$3,500	$(55)	$3,445
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). On March 20, 2020, the Company borrowed $1,000 under the Credit Agreement. The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. As of March 31, 2020, the Company had $1,000 of borrowings outstanding under the Credit Agreement. The interest rate on the outstanding revolving credit facility was 2.25% at March 31, 2020. As of March 31, 2020, the Company had no outstanding letters of credit and no borrowing availability (absent an exercise of the accordion feature) under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2020, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

As of March 31, 2020, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $29 and $30 at March 31, 2020 and December 31, 2019, respectively.
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2019	$3	$(77)	$(74)
Other comprehensive loss before reclassifications	—	(32)	(32)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(32)	(32)
Balances at March 31, 2020	$3	$(109)	$(106)

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive loss before reclassifications	—	(2)	(2)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(2)	(2)
Balances at March 31, 2019	$27	$(91)	$(64)

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
The Company's long-term debt instruments, except for the revolving credit facility, are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy. The carrying and fair values of the Company's long-term debt are summarized in the table below.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$1,000	$1,000	$—	$—
3.60% 2022 Senior Notes	249	244	249	255
3.60% 2026 Senior Notes	743	687	742	777
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
6 ½% 2029 GO Zone Senior Notes	99	98	99	103
6 ½% 2035 GO Zone Senior Notes	88	92	88	92
6 ½% 2035 IKE Zone Senior Notes	65	65	65	68
5.0% 2046 Senior Notes	677	651	677	761
4.375% 2047 Senior Notes	491	395	491	505
3.50% 2032 GO Zone Refunding Senior Notes	249	239	249	267
1.625% 2029 Senior Notes	760	688	774	785

10. Income Taxes
The effective income tax rate was a benefit of 35.3% for the three months ended March 31, 2020 as compared to an expense of 27.4% for the three months ended March 31, 2019. The effective income tax rate for the three months ended March 31, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction, as a result of the NOL carryback. The effective income tax rate for the three months ended March 31, 2019 was above the U.S. federal statutory rate of 21.0% primarily due to state taxes, foreign taxes and the tax effect related to the charges associated with the write-off of certain assets.
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act, among other things, permits any federal NOL generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80.0% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21.0% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35.0% result in an income tax rate benefit. At the end of 2019, the Company generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30.0% to 50.0% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three months ended March 31, 2020, the carryback of the federal NOL resulted in a net tax benefit of $62 for the Company, primarily from the tax rate difference, partially offset by the reduction in the Section 199 domestic manufacturing deduction.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

11. Earnings and Dividends per Share
Earnings per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings per share under the two-class method. Basic earnings per share for the periods are based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share include the effects of certain stock options and performance stock units.

	Three Months Ended March 31,
	2020	2019
Net income attributable to Westlake Chemical Corporation	$145	$72
Less:
Net income attributable to participating securities	—	(1)
Net income attributable to common shareholders	$145	$71

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Weighted average common shares—basic	128,237,364	128,528,480
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	205,608	385,441
Weighted average common shares—diluted	128,442,972	128,913,921

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.13	$0.56
Diluted	$1.13	$0.55

Excluded from the computation of diluted earnings per share are options to purchase 1,099,638 and 320,473 shares of common stock for the three months ended March 31, 2020 and 2019, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Dividends per common share	$0.2625	$0.2500

12. Supplemental Information
Equity Method Investments
The Company's investment in LACC, a related party, was $990 and $1,038 at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company received $39 from LACC representing return of investment.
Accrued and Other Liabilities
Accrued and other liabilities were $593 and $768 at March 31, 2020 and December 31, 2019, respectively. Accrued rebates and operating lease liability, which are components of accrued and other liabilities, were $66 and $92 at March 31, 2020, respectively; and $115 and $93 at December 31, 2019, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $23 and $41 at March 31, 2020 and December 31, 2019, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $27 and $10, for the three months ended March 31, 2020 and 2019, respectively.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Operating cash flows used for operating leases (1)	$(28)	$(28)
Right-of-use assets obtained in exchange for operating lease obligations	17	3
_____________

(1)
Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets. For the three months ended March 31, 2020 and 2019, finance lease related cash flows used for operating and financing activities were not material to the consolidated statements of cash flows.

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
The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied, so those cases will proceed with discovery. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of March 31, 2020 and December 31, 2019, the Company had reserves for environmental contingencies totaling approximately $46 and $47, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an administrative settlement agreement and order on consent for remedial design. In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. The Company, jointly with the other PRPs, submitted a good faith offer response in December 2019. The PRPs signed a consent decree for remedial action in March 2020, which is subject to approval by the EPA and the Department of Justice before it is filed with the court. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and PolyOne. These agreements are the subject of further litigation as described below.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The arbitration hearing began in August 2018 and concluded in December 2018. On May 22, 2019, the arbitration panel issued its final award. It determined that PolyOne was responsible for 100% of the allocable costs at issue in the proceeding and that PolyOne would remain responsible for 100% of the costs to operate the existing groundwater remedy at the Calvert City site. In August 2019, PolyOne filed a motion to vacate before the U.S. District Court for the Western District of Kentucky, seeking to invalidate the final award under the Federal Arbitration Act. On February 11, 2020, the U.S. District Court for the Western District of Kentucky denied PolyOne's motion to vacate and affirmed the arbitration final award. PolyOne did not file a notice of appeal before the March 10, 2020 deadline to contest the court's decision. Accordingly, the final award was affirmed and the arbitration proceeding is fully and finally resolved. At this time, the Company is not able to estimate the impact, if any, that any subsequent arbitration or judicial proceeding could have on the Company's consolidated financial statements either in the current period or in later periods. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
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

	Three Months Ended March 31,
	2020	2019
Net external sales
Olefins
Polyethylene	$310	$337
Styrene, feedstock and other	117	122
Total Olefins	427	459
Vinyls
PVC, caustic soda and other	1,213	1,307
Building products	292	259
Total Vinyls	1,505	1,566
	$1,932	$2,025

Intersegment sales
Olefins	$68	$92
Vinyls	—	—
	$68	$92

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2020	2019
Income (loss) from operations
Olefins	$62	$37
Vinyls	73	101
Corporate and other	1	(4)
	$136	$134

Depreciation and amortization
Olefins	$35	$35
Vinyls	153	134
Corporate and other	2	2
	$190	$171

Other income, net
Olefins	$1	$2
Vinyls	6	4
Corporate and other	4	3
	$11	$9

Provision for (benefit from) income taxes
Olefins	$41	$9
Vinyls	(78)	23
Corporate and other	(4)	(1)
	$(41)	$31

Capital expenditures
Olefins	$27	$25
Vinyls	136	177
Corporate and other	1	1
	$164	$203
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2020	2019
Income from operations	$136	$134
Interest expense	(31)	(30)
Other income, net	11	9
Income before income taxes	$116	$113

	March 31, 2020	December 31, 2019
Total assets
Olefins	$1,978	$1,991
Vinyls	10,434	10,597
Corporate and other	1,751	673
	$14,163	$13,261

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, WLKP completed its initial public offering of 12,937,500 common units.
On March 29, 2019, WLKP purchased an additional 4.5% newly issued limited partner interests in Westlake Chemical OpCo LP ("OpCo") for approximately $201 and completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement.
At March 31, 2020, WLKP had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, WLKP and Westlake Partners GP, the general partner of WLKP, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLKP's common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2020.
16. Subsequent Event
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. Though the Company did not experience significant disruptions in the first quarter of 2020, it has seen disruptions in the month of April such as some customer order cancellations and expected lower demand for certain of the Company's products which has led the Company to proactively temporarily idle production at several of the Company's smaller non-integrated plants and reduce operating rates at others. The Company expects a negative resulting impact to the Company's business operations in the near future, as the pandemic and its impacts on the global economy continue to spread through most of its markets. However, the effect that COVID-19 will have on the financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation ("Westlake" or the "Company") and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
We are a vertically integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. Our two principal operating segments are Olefins and Vinyls. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals, polymers and building products.

Consumption of the basic chemicals that we manufacture in the commodity portions of our olefins and vinyls processes has increased significantly since we began operations in 1986. Our olefins and vinyls products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Chlor-alkali and petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through the first quarter of 2020, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In recent months, we have seen volatility in ethane and ethylene prices, primarily due to changes in the demand resulting from COVID-19, anticipated timing for some of the new ethylene capacity additions and availability of natural gas liquids as well as fluctuation in the price of crude oil. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S., primarily due to higher crude oil prices during portions of that period. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which resulted in improved operating rates and caustic soda pricing. Since the second half of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products.
Recent Developments
Recent Developments Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus ("COVID-19") outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. Though we did not experience significant disruptions in the first quarter of 2020, we expect significant resulting disruptions to our business operations in the near future, as the pandemic and its impact on the global economy continue to spread through most of our markets. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continues to be firm, expected lower demand for certain of our other products has led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others. We may idle further production and may further reduce operating rates if the pandemic and its financial impacts persist or worsen.
Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and vendors. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We have modified certain business practices (including those related to employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause us and our customers to experience reduced demand and operational delays. Lockdowns across the world and curtailed business activities specifically in transportation, construction, automotive and oil and gas related activities have resulted in and may continue to result in an oversupplied market. We have received and expect to continue to receive order cancellations and force majeure declarations from some customers. We have provided notices to some customers regarding delivery or performance delays resulting from the pandemic.
Due to the sudden collapse of crude oil prices in early March 2020, the cost advantage of North American ethane-based ethylene producers over naphtha-based ethylene producers has been significantly eroded. We started seeing impact from this erosion towards the end of the first quarter of 2020. If this situation persists or worsens in the future, it could result in reduced prices and lower margins for our Olefins segment and some of our products in the Vinyls segment. In addition, our Olefins segment is already being impacted by new addition of ethylene production capacity in the recent months.
We have taken proactive actions to respond to the challenges presented by the conditions described above and minimize the impact to our business. As already mentioned, due to lower demand for certain of our products, we have temporarily idled a few of our plants and have reduced operating rates at others. We are implementing strategies to reduce costs, increase operational efficiencies and lower our capital spending. We expect to reduce our capital spending in 2020 to be in the range of $500 million to $550 million. Additionally, we also expect to defer the planned turnaround at our Petro 2 ethylene unit and associated maintenance cost into the first half of 2021. The turnaround is expected to last 60 days.
In addition, as of March 31, 2020, we had $1,537 million of cash and cash equivalents on our consolidated balance sheet, which remains available to support our operations. On March 20, 2020, we borrowed $1 billion under our revolving credit facility that is scheduled to mature on July 24, 2023 to maintain financial flexibility in light of current uncertainty in the global markets caused by the pandemic. While we do not currently expect to use the proceeds from these borrowings for any liquidity needs, we may use the proceeds in the future for general corporate purposes.
The impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A "Risk Factors" in this report.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act, among other things, permits any federal net operating loss ("NOL") generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35% result in an income tax rate benefit. At the end of 2019, we generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three months ended March 31, 2020, the carryback of the federal NOL resulted in a net tax benefit of $62 million for the Company primarily from the tax rate difference, partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction. We expect to carry back all of the federal NOL to the preceding taxable years to fully offset taxable income.

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

Results of Operations

	Three Months Ended March 31,
	2020	2019

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$310	$337
Styrene, feedstock and other	117	122
Total Olefins	427	459
Vinyls
PVC, caustic soda and other	1,213	1,307
Building products	292	259
Total Vinyls	1,505	1,566
Total	$1,932	$2,025

Income (loss) from operations
Olefins	$62	$37
Vinyls	73	101
Corporate and other	1	(4)
Total income from operations	136	134
Interest expense	(31)	(30)
Other income, net	11	9
Provision for (benefit from) income taxes	(41)	31
Net income	157	82
Net income attributable to noncontrolling interests	12	10
Net income attributable to Westlake Chemical Corporation	$145	$72
Diluted earnings per share	$1.13	$0.55
EBITDA (1)	$337	$314
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2020
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-10.8%	+3.9%
Vinyls	-8.8%	+4.9%
Company	-9.3%	+4.7%

Average Industry Prices (1)
	Three Months Ended March 31,
	2020	2019
Average domestic prices
Ethane (cents/lb) (2)	4.7	10.0
Propane (cents/lb) (3)	8.8	15.7
Ethylene (cents/lb) (4)	15.8	17.0
Polyethylene (cents/lb) (5)	52.3	60.0
Styrene (cents/lb) (6)	62.3	78.8
Caustic soda ($/short ton) (7)	648	717
Chlorine ($/short ton) (8)	176	175
PVC (cents/lb) (9)	71.8	68.8

Average export prices
Polyethylene (cents/lb) (10)	38.9	44.0
Caustic soda ($/short ton) (11)	203	314
PVC (cents/lb) (12)	36.9	36.0
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

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

	Three Months Ended March 31,
	2020	2019

	(dollars in millions)
Net cash provided by operating activities	$61	$147
Changes in operating assets and liabilities and other	222	(50)
Deferred income taxes	(126)	(15)
Net income	157	82
Less:
Other income, net	11	9
Interest expense	(31)	(30)
Benefit from (provision for) income taxes	41	(31)
Income from operations	136	134
Add:
Depreciation and amortization	190	171
Other income, net	11	9
EBITDA	$337	$314

Summary
For the three months ended March 31, 2020, net income attributable to Westlake was $145 million, or $1.13 per diluted share, on net sales of $1,932 million. This represents an increase in net income attributable to Westlake of $73 million, or $0.58 per diluted share, compared to the three months ended March 31, 2019 net income attributable to Westlake of $72 million, or $0.55 per diluted share, on net sales of $2,025 million. The increase in net income was primarily due to the income tax rate benefit of $62 million, or $0.48 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act. Net income was also impacted by higher polyethylene and PVC resin sales volumes and lower ethane feedstock, fuel costs and restructuring, transaction and integration-related costs, partially offset by lower sales prices for our major products. Income from operations for the three months ended March 31, 2020 was $136 million, a $2 million increase from income from operations of $134 million for the three months ended March 31, 2019. The increase in income from operations was primarily due to higher polyethylene and PVC resin sales volumes and lower ethane feedstock, fuel costs and restructuring, transaction and integration-related costs, mostly offset by lower sales prices for our major products. Net sales for the three months ended March 31, 2020 decreased by $93 million compared to net sales for the three months ended March 31, 2019, mainly due to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene, PVC resin and building products.
RESULTS OF OPERATIONS
First Quarter 2020 Compared with First Quarter 2019
Net Sales. Net sales decreased by $93 million, or 5%, to $1,932 million in the first quarter of 2020 from $2,025 million in the first quarter of 2019, primarily attributable to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene, PVC resin and building products. Average sales prices for the first quarter of 2020 decreased by 9% as compared to the first quarter of 2019. Sales volumes increased by 5% for the first quarter of 2020 as compared to the first quarter of 2019.
Gross Profit. Gross profit margin percentage of 15% in the first quarter of 2020 was comparable to 15% in the first quarter of 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4 million to $120 million in the first quarter of 2020 as compared to $116 million in the first quarter of 2019. This increase was mainly due to higher selling expenses.
Amortization of Intangibles. Amortization expense was $27 million in the first quarter of 2020, which was comparable to the first quarter of 2019.
Restructuring, Transaction and Integration-related Costs. There were no restructuring, transaction and integration-related costs in the first quarter of 2020 as compared to $22 million in the first quarter of 2019. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $19 million and acquisition and integration-related costs of $3 million.
Interest Expense. Interest expense increased by $1 million to $31 million in the first quarter of 2020 from $30 million in the first quarter of 2019, primarily as a result of higher average debt outstanding in the first quarter of 2020 as compared to the first quarter of 2019. The higher average debt balance in the first quarter of 2020 was primarily due to the issuance of the 1.625% 2029 Senior Notes in July 2019 and the borrowing under our revolving credit facility in March 2020. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net was $11 million in the first quarter of 2020, which was comparable to the first quarter of 2019.
Income Taxes. The effective income tax rate was a benefit of 35.3% for the first quarter of 2020 as compared to an expense of 27.4% for the first quarter of 2019. The effective tax rate in the first quarter of 2020 was lower as compared to the first quarter of 2019 primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction and a decrease in state and foreign taxes.

Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $32 million, or 7%, to $427 million in the first quarter of 2020 from $459 million in the first quarter of 2019. The decrease was mainly due to lower sales price for polyethylene, partially offset by higher sales volumes for polyethylene. Average sales prices for the Olefins segment decreased by 11% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to increased olefins production from new industry capacity. Sales volumes for the Olefins segment increased by 4% in the first quarter of 2020 as compared to the first quarter of 2019.
Income from Operations. Income from operations for the Olefins segment increased by $25 million to $62 million in the first quarter of 2020 from $37 million in the first quarter of 2019. This increase in income from operations was primarily due to higher polyethylene sales volumes and lower feedstock and fuel costs, partially offset by lower polyethylene sales price, primarily as a result of increased olefins production from new industry capacity. Trading activity for the first quarter of 2020 resulted in a loss of approximately $2 million as compared to a loss of $4 million for the first quarter of 2019.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $61 million, or 4%, in the first quarter of 2020 due to lower sales prices for our major products, partially offset by higher sales volumes for PVC resins and building products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 9% in the first quarter of 2020, as compared to the first quarter of 2019. Sales volumes for the Vinyls segment increased by 5% in the first quarter of 2020 as compared to the first quarter of 2019.
Income from Operations. Income from operations for the Vinyls segment decreased by $28 million to $73 million in the first quarter of 2020 from $101 million in the first quarter of 2019. This decrease in income from operations was primarily due to lower global sales prices for caustic soda and PVC resins resulting from slower global economic growth and the initial impact of COVID-19 in Asia and Europe. The decrease was partially offset by higher sales volume for PVC resins, lower ethane feedstock and fuel costs and the contribution from our ethylene joint venture with Lotte Chemical in Lake Charles, Louisiana, which began commercial operations in the second half of 2019.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Cash Flows
Operating Activities
Operating activities provided cash of $61 million in the first three months of 2020 compared to cash provided by operating activities of $147 million in the first three months of 2019. The $86 million decrease in cash flows from operating activities was mainly due to an increase in working capital requirements, changes in deferred income taxes resulting in income tax refund generated from the carryback of federal NOL as permitted under the CARES Act and an increase in income from operations due to factors as discussed in "Summary" above. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $389 million in the first three months of 2020, compared to $135 million of cash used in the first three months of 2019, an unfavorable change of $254 million. The majority of the unfavorable changes were due to the change in accounts receivable which was driven by the expected income tax refund discussed above. To a lesser extent, other unfavorable changes were related to inventories and accrued liabilities primarily due to changes in inventory levels and timing of payments.
Investing Activities
Net cash used for investing activities in the first three months of 2020 was $132 million as compared to net cash used for investing activities of $475 million in the first three months of 2019. Capital expenditures were $164 million in the first three months of 2020, compared to $203 million in the first three months of 2019. Capital expenditures in the first three months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first three months of 2020, we received $39 million from our joint venture, LACC, representing a return of investment. The other investing activities in the first three months of 2019 were the acquisition of NAKAN for $236 million, net of its cash balance, and funding of $42 million for LACC.

Financing Activities
Net cash provided for financing activities during the first three months of 2020 was $883 million as compared to net cash provided by financing activities of $21 million in the first three months of 2019. In the first three months of 2020, we borrowed $1,000 million under our revolving credit facility. Please see "Liquidity and Capital Resources—Liquidity and Financing Arrangements" below for further discussion. The remaining activities during the first three months of 2020 were primarily related to the $34 million payment of cash dividends, the $10 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million and $27 million representing repayment of short-term notes payable. In the first three months of 2019, we received proceeds of $63 million from the issuance of WLKP common units. The remaining activities during the first three months of 2019 were primarily related to the $33 million payment of cash dividends and the $8 million payment of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2020, we had repurchased 6,793,244 shares of our common stock for an aggregate purchase price of approximately $401 million under the 2014 Program. During the three months ended March 31, 2020, we repurchased 995,529 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On March 20, 2020, out of an abundance of caution, we borrowed $1 billion under our $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") to maintain financial flexibility in light of current uncertainty in the global markets caused by COVID-19. While we do not currently expect to use the proceeds from these borrowings for any liquidity needs, we may use the proceeds in the future for general corporate purposes.
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
Cash and Cash Equivalents
As of March 31, 2020, our cash and cash equivalents totaled $1,537 million.
Debt
As of March 31, 2020, our indebtedness totaled $4.4 billion. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 7 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion Credit Agreement and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2020, we had $1 billion borrowings outstanding under the Credit Agreement. As of March 31, 2020, we had no outstanding letters of credit and had no borrowing availability (absent an exercise of the accordion feature) under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2020, we were in compliance with the total leverage ratio financial maintenance covenant.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2020 was 5.05% and at December 31, 2019 was 1.78%.
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
As of March 31, 2020, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. On March 19, 2020, the revolving credit facility was amended to extend the maturity to March 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolver bear interest, payable quarterly, at a variable rate of either (a) LIBOR plus 2.0% or (b) Alternate Base Rate plus 1.0%. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2020, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.

Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. The revolving credit facility is scheduled to mature in September 2023. As of March 31, 2020, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products;

•	industry market outlook, including the price of crude oil;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic;

•
our plans to respond to the challenges presented by the COVID-19 pandemic, including planned reductions of costs, increases of operating efficiencies and lowering of our capital spending, as well as the timing and deferral of the planned turnaround at our Petro 2 ethylene unit;

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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2019 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical and building products industries;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;

•	uncertainties associated with pandemic infectious diseases, particularly COVID-19;

•	current and potential governmental regulatory actions in the United States and other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at March 31, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $8 million. Based on our open derivative positions at March 31, 2020, on ethylene (which are related to OpCo's third party sales), a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before income taxes by $5 million.

Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2020, we had $3,474 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $35 million. Also, at March 31, 2020, we had $1,011 million principal amount of variable rate debt outstanding. All of the debt outstanding under the Credit Agreement and our loan relating to the tax-exempt waste disposal revenue bonds are at variable rates. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $1,011 million as of March 31, 2020 was 2.28%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would increase our annual interest expense by $10 million.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. LIBOR is set to be phased out at the end of 2021 and replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €150 million at March 31, 2020. The arrangement is scheduled to mature in 2026.
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% Senior Notes due 2029. We designated this euro-denominated debt as a non-derivative net investment hedge of a portion of our net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2019 Form 10-K, filed on February 19, 2020, contained a description of various legal proceedings in which we are involved. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.

We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. The defendant's joint motion to dismiss the direct purchaser lawsuits was denied, so those cases will proceed with discovery. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
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

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. In May 2018, we reached an agreement in principal with the Louisiana Department of Environmental Quality to resolve these consolidated enforcement matters for a penalty of $162,500. The settlement agreement was issued for public comment, which concluded in March 2020. After approval by the Louisiana Attorney General, the settlement agreement will be finalized.

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

•
Region Six of the EPA has investigated and inspected our compliance with Risk Management Program requirements under the Clean Air Act at our Geismar facility. We entered into a consent agreement and final order with EPA in February 2020 to resolve this matter. Under that consent agreement and final order, we paid a penalty in the amount of $132,000 in March 2020. In addition, the consent agreement and final order requires us to complete a supplemental environmental project with a cost to us of $116,200.

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

•
In August 2019, the Ohio Valley Environmental Coalition and the Sierra Club filed suit against the Company in the U.S. District Court for the Northern District of West Virginia alleging violations since May 2014 of discharge limits under a state issued permit at our Natrium, West Virginia facility and seeking damages and injunctive relief. The Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit is subject to a consent order entered into with the West Virginia Department of Environmental Protection ("WVDEP"). Under the consent order and NPDES permit, the Natrium facility is subject to interim discharge limits for hexachlorocyclohexane (commonly referred to as "BHC") and mercury, any exceedances of which are subject to stipulated penalties outlined in the consent order. In March 2020, the court granted the Company's motion for summary judgment as to the plaintiffs' claims related to discharges of BHC, but denied summary judgment on plaintiffs' mercury claims. The Company disputes these claims and is actively pursuing all defenses in the matter. At this time, we are not able to estimate the impact, if any, that this lawsuit could have on our consolidated financial statements either in the current period or in future periods, but the resolution of these matters may require the payment of monetary sanctions in excess of $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2019 Form 10-K. The information below includes additional risk relating to COVID-19. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
The ongoing coronavirus ("COVID-19") pandemic could materially adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has continued to be a rapidly evolving situation. It has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. There have been widespread adverse impacts on the global economy, many of our facilities and on our employees, customers and suppliers.
We have modified certain business and workforce practices (including those related to employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities could adversely affect our operations. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.
We have received various notices from some of our customers and suppliers regarding performance delays, force majeure declarations and cancellation of orders. These actions may result in some disputes and could strain our relations with certain customers and suppliers.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers' ability to pay us for past or future purchases, which could negatively affect our liquidity. We may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of capital. The COVID-19 pandemic could also reduce the demand for our products, and we have already temporarily idled some plants and reduced operating rates for others. These impacts could adversely affect our results in the near future. In addition, a recession or a financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products.

The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is considerably uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the disease or treat its impact, related restrictions on travel and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2020	—	$—	—	$184,872,000
February 2020	179,183	56.02	—	177,872,000
March 2020	866,528	53.93	—	131,155,000
	1,045,711	$54.29	—
_____________

(1)
Includes 49,926 and 256 shares withheld in February 2020 and March 2020, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2020, 6,793,244 shares of our common stock had been acquired at an aggregate purchase price of approximately $401 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

104
Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

______________________________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	May 6, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)