Form 10-Q
period 2020-06-30
WESTLAKE CHEMICAL CORP
filed 2020-08-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 30, 2020 was 127,688,310.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,109	$728
Accounts receivable, net	1,160	1,036
Inventories	845	936
Prepaid expenses and other current assets	51	42
Total current assets	3,165	2,742
Property, plant and equipment, net	6,887	6,912
Operating lease right-of-use assets	462	443
Goodwill	1,070	1,074
Customer relationships, net	479	523
Other intangible assets, net	174	187
Equity method investments	1,052	1,112
Other assets, net	266	268
Total assets	$13,555	$13,261
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$444	$473
Accrued and other liabilities	665	768
Total current liabilities	1,109	1,241
Long-term debt, net	3,745	3,445
Deferred income taxes	1,354	1,255
Pension and other post-retirement benefits	350	360
Operating lease liabilities	372	355
Other liabilities	188	202
Total liabilities	7,118	6,858
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2020 and December 31, 2019, respectively	1	1
Common stock, held in treasury, at cost; 6,963,331 and 6,266,609 shares at June 30, 2020 and December 31, 2019, respectively	(411)	(377)
Additional paid-in capital	558	553
Retained earnings	5,840	5,757
Accumulated other comprehensive loss	(87)	(74)
Total Westlake Chemical Corporation stockholders' equity	5,901	5,860
Noncontrolling interests	536	543
Total equity	6,437	6,403
Total liabilities and equity	$13,555	$13,261
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions of dollars, except per share data and share amounts)
Net sales	$1,709	$2,144	$3,641	$4,169
Cost of sales	1,540	1,804	3,189	3,530
Gross profit	169	340	452	639
Selling, general and administrative expenses	104	117	224	233
Amortization of intangibles	27	27	54	54
Restructuring, transaction and integration-related costs	2	2	2	24
Income from operations	36	194	172	328
Other income (expense)
Interest expense	(40)	(28)	(71)	(58)
Other income, net	9	2	20	11
Income before income taxes	5	168	121	281
Provision for (benefit from) income taxes	(19)	39	(60)	70
Net income	24	129	181	211
Net income attributable to noncontrolling interests	9	10	21	20
Net income attributable to Westlake Chemical Corporation	$15	$119	$160	$191
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.11	$0.92	$1.24	$1.48
Diluted	$0.11	$0.92	$1.24	$1.47
Weighted average common shares outstanding:
Basic	127,680,478	128,485,182	127,958,921	128,506,712
Diluted	127,823,629	128,850,335	128,133,300	128,881,952
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions of dollars)
Net income	$24	$129	$181	$211
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	15	15	(10)	13
Income tax provision on foreign currency translation	5	(2)	(2)	(2)
Other comprehensive income (loss), net of income taxes	20	13	(12)	11
Comprehensive income	44	142	169	222
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $0 for the three months ended June 30, 2020 and 2019; and net of tax of $1 and $1 for the six months ended June 30, 2020 and 2019, respectively	10	9	22	19
Comprehensive income attributable to Westlake Chemical Corporation	$34	$133	$147	$203
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	145	—	12	157
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(282,476)	18	(8)	(8)	—	—	2
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2020	134,651,380	1	6,979,662	(413)	551	5,860	(106)	545	6,438
Net income	—	—	—	—	—	15	—	9	24
Other comprehensive income	—	—	—	—	—	—	19	1	20
Shares issued—stock-based compensation	—	—	(16,331)	2	(1)	(1)	—	—	—
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Balances at June 30, 2020	134,651,380	$1	6,963,331	$(411)	$558	$5,840	$(87)	$536	$6,437

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	1	6,059,073	(371)	553	5,513	(64)	553	6,185
Net income	—	—	—	—	—	119	—	10	129
Other comprehensive income (loss)	—	—	—	—	—	—	14	(1)	13
Common stock repurchased	—	—	342,740	(20)	—	—	—	—	(20)
Shares issued—stock-based compensation	—	—	(19,173)	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2019	134,651,380	$1	6,382,640	$(390)	$558	$5,600	$(50)	$540	$6,259
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$181	$211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	381	347
Stock-based compensation expense	14	13
Loss from disposition and write-off of property, plant and equipment	9	27
Deferred income taxes	96	15
Other losses, net	3	16
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(128)	(119)
Inventories	87	125
Prepaid expenses and other current assets	(16)	(8)
Accounts payable	8	(40)
Accrued and other liabilities	(75)	(62)
Other, net	(51)	(58)
Net cash provided by operating activities	509	467
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(314)
Additions to property, plant and equipment	(291)	(411)
Additions to investments in unconsolidated subsidiaries	—	(42)
Return of investment from an equity investee	39	—
Other, net	(8)	4
Net cash used for investing activities	(260)	(763)
Cash flows from financing activities
Dividends paid	(68)	(65)
Distributions to noncontrolling interests	(29)	(30)
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	63
Net proceeds from debt issuance and drawdown of revolver	1,299	—
Proceeds from (repayment of) short-term notes payable	(14)	4
Repayment of revolver	(1,000)	—
Repurchase of common stock for treasury	(54)	(20)
Other	(3)	—
Net cash provided by (used for) financing activities	131	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	380	(344)
Cash, cash equivalents and restricted cash at beginning of period	750	775
Cash, cash equivalents and restricted cash at end of period	$1,130	$431
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019, and the changes in its cash position for the six months ended June 30, 2020 and 2019.
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
Events surrounding the ongoing coronavirus ("COVID-19") pandemic resulted in widespread adverse impacts on the global economy. The Company experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of its markets. The Company expected lower demand for certain of its products, which led the Company to proactively temporarily idle production at several of its smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for the Company's products. As a result, all of the Company's idled plants have now recommenced production. Additionally, plant operating rates have generally improved over the course of the second quarter of 2020. As the pandemic and its impacts on the global economy continue, the Company expects to experience further near-term impacts on its business operations. However, the effect that COVID-19 will have on the financial condition, results of operations and cash flows of the Company cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
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
2. Financial Instruments
Cash Equivalents
The Company had $0 and $240 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2020 and December 31, 2019, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $21 and $22 at June 30, 2020 and December 31, 2019, respectively. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
Trade customers	$926	$948
Related parties	5	12
Allowance for credit losses	(15)	(22)
	916	938
Federal and state taxes	211	59
Other	33	39
Accounts receivable, net	$1,160	$1,036

4. Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Finished products	$469	$568
Feedstock, additives, chemicals and other raw materials	212	210
Materials and supplies	164	158
Inventories	$845	$936

5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

	Olefins Segment	Vinyls Segment	Total
Balances at December 31, 2019	$30	$1,044	$1,074
Effects of changes in foreign exchange rates	—	(4)	(4)
Balances at June 30, 2020	$30	$1,040	$1,070

The Company performed its annual impairment assessment for the Vinyls reporting units during the second quarter of 2020 and did not identify any impairment. The fair value of the Vinyls reporting units was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast. The forecast was based on prices and spreads projected by third party industry publications, historical results and estimates by management, including its strategic and operational plans. Significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate. Significant assumptions used in determining the fair value of the reporting unit using the market value methodology included the determination of market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization ("EBITDA") a willing buyer is likely to pay.
The Company performs its annual impairment assessment for the Olefins reporting unit in the fourth quarter or when events or circumstances indicate a reporting unit's carrying value may not be recoverable. There were no events or circumstances indicating that the fair value of the Olefins reporting unit had been reduced below its carrying value during the second quarter of 2020.
During the six months ended June 30, 2020, the Company evaluated various events resulting from the COVID-19 pandemic. Based on the evaluation, the Company does not believe that these events indicate that the fair values of the Company's reporting units have more likely than not fallen below their carrying values as of June 30, 2020. As events and changes in circumstances evolve after June 30, 2020, such events will be considered in the Company's estimates for future periods.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

6. Accounts Payable
Accounts payable consist of the following:

	June 30, 2020	December 31, 2019
Accounts payable—third parties	$427	$435
Accounts payable to related parties	14	12
Notes payable	3	26
Accounts payable	$444	$473

7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(7)	743	750	(8)	742
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	786	(10)	776	785	(11)	774
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes") (1)	100	—	100	100	(1)	99
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	—	—	—
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes")	89	(1)	88	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes")	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(23)	677	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
Total Long-term debt	$3,801	$(56)	$3,745	$3,500	$(55)	$3,445
_____________

(1)	See the discussion below regarding the purchase of the 2029 GO Zone Bonds in lieu of optional redemption on August 1, 2020.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). On March 20, 2020, out of an abundance of caution, the Company borrowed $1,000 under the Credit Agreement. The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. On June 4, 2020, the Company fully repaid the $1,000 of borrowings under the Credit Agreement and, as a result, had no borrowings outstanding under its revolving credit facility as of June 30, 2020. As of June 30, 2020, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2020, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
3.375% Senior Notes due 2030
On June 12, 2020, the Company completed the registered public offering of $300 aggregate principal amount of its 3.375% Senior Notes due June 15, 2030 (the "3.375% 2030 Senior Notes"). There is no sinking fund and no scheduled amortization of the 3.375% 2030 Senior Notes prior to maturity. The 3.375% 2030 Senior Notes accrue interest from June 12, 2020 at a rate of 3.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2020. The indenture and supplemental indenture governing the 3.375% 2030 Senior Notes contain customary events of default and covenants that restrict the Company and certain of its subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets. The Company may optionally redeem the 3.375% 2030 Senior Notes in accordance with the terms of the 3.375% 2030 Senior Notes.
6 ½% Senior Notes due 2029
During June 2020, the Company directed the Louisiana Local Government Environmental Facilities and Community Development Authority (the "Authority") to optionally redeem in full $100 aggregate principal amount of the Authority's outstanding Revenue Bonds (Westlake Chemical Corporation Projects) Series 2009A due August 1, 2029 (the "2029 GO Zone Bonds") on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the Gulf Opportunity Zone Act of 2005 for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 aggregate principal amount of its 6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes") to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection with the purchase of the 2029 GO Zone Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2029 GO Zone Bonds trustee to surrender the 6 ½% 2029 GO Zone Senior Notes to the Senior Notes trustee for cancellation. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds.
As of June 30, 2020, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $31 and $30 at June 30, 2020 and December 31, 2019, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020 and 2019 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2019	$3	$(77)	$(74)
Other comprehensive loss before reclassifications	—	(13)	(13)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(13)	(13)
Balances at June 30, 2020	$3	$(90)	$(87)

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive income before reclassifications	—	12	12
Net other comprehensive income attributable to Westlake Chemical Corporation	—	12	12
Balances at June 30, 2019	$27	$(77)	$(50)

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$258	$249	$255
3.60% 2026 Senior Notes	743	796	742	777
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	776	755	774	785
6 ½% 2029 GO Zone Senior Notes	100	100	99	103
3.375% 2030 Senior Notes	296	306	—	—
3.50% 2032 GO Zone Refunding Senior Notes	249	249	249	267
6 ½% 2035 GO Zone Senior Notes	88	90	88	92
6 ½% 2035 IKE Zone Senior Notes	65	66	65	68
5.0% 2046 Senior Notes	677	745	677	761
4.375% 2047 Senior Notes	491	500	491	505

10. Income Taxes
The effective income tax rate was a benefit of 380.0% for the three months ended June 30, 2020 as compared to an expense of 23.2% for the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of additional federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction, as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit. The effective income tax rate for the three months ended June 30, 2019 was above the statutory rate of 21.0% primarily due to state taxes.
The effective income tax rate was a benefit of 49.6% for the six months ended June 30, 2020 as compared to an expense of 24.9% for the six months ended June 30, 2019. The effective income tax rate for the six months ended June 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal NOL to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit. The effective income tax rate for the six months ended June 30, 2019 was above the statutory rate of 21.0% primarily due to state taxes and the tax effect related to charges associated with the write-off of certain assets.
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act, among other things, permits any federal NOL generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80.0% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21.0% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35.0% result in an income tax rate benefit. At the end of 2019, the Company generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30.0% to 50.0% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three and six months ended June 30, 2020, the carryback of the federal NOL resulted in a net tax benefit of $6 and $68, respectively, for the Company, primarily from the tax rate difference, partially offset by the reduction in the Section 199 domestic manufacturing deduction.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Westlake Chemical Corporation	$15	$119	$160	$191
Less:
Net income attributable to participating securities	(1)	(1)	(1)	(1)
Net income attributable to common shareholders	$14	$118	$159	$190

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares—basic	127,680,478	128,485,182	127,958,921	128,506,712
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	143,151	365,153	174,379	375,240
Weighted average common shares—diluted	127,823,629	128,850,335	128,133,300	128,881,952

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.11	$0.92	$1.24	$1.48
Diluted	$0.11	$0.92	$1.24	$1.47

Excluded from the computation of diluted earnings per share are options to purchase 1,303,372 and 562,342 shares of common stock for the three months ended June 30, 2020 and 2019, respectively; and 1,201,505 and 442,076 shares of common stock for the six months ended June 30, 2020 and 2019, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends per common share	$0.2625	$0.2500	$0.5250	$0.5000

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

12. Supplemental Information
Equity Method Investments
The Company's investment in LACC, a related party, was $981 and $1,038 at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company received $39 from LACC representing return of investment.
Accrued and Other Liabilities
Accrued and other liabilities were $665 and $768 at June 30, 2020 and December 31, 2019, respectively. Accrued rebates and operating lease liability, which are components of accrued and other liabilities, were $87 and $94 at June 30, 2020, respectively; and $115 and $93 at December 31, 2019, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $33 and $41 at June 30, 2020 and December 31, 2019, respectively.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $29 and $9, for the six months ended June 30, 2020 and 2019, respectively.
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
Environmental. As of June 30, 2020 and December 31, 2019, the Company had reserves for environmental contingencies totaling approximately $46 and $47, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, PolyOne Corporation ("PolyOne"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, the EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an administrative settlement agreement and order on consent for remedial design. In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. The Company, jointly with the other PRPs, submitted a good faith offer response in December 2019. The PRPs signed a consent decree for remedial action in March 2020, which is subject to approval by the EPA and the Department of Justice before it is filed with the court. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and PolyOne. These agreements and associated litigation are described below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net external sales
Olefins
Polyethylene	$302	$345	$612	$682
Styrene, feedstock and other	59	132	176	254
Total Olefins	361	477	788	936
Vinyls
PVC, caustic soda and other	1,004	1,319	2,217	2,626
Building products	344	348	636	607
Total Vinyls	1,348	1,667	2,853	3,233
	$1,709	$2,144	$3,641	$4,169

Intersegment sales
Olefins	$36	$74	$104	$166
Vinyls	1	1	1	1
	$37	$75	$105	$167

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from operations
Olefins	$25	$82	$87	$119
Vinyls	20	129	93	230
Corporate and other	(9)	(17)	(8)	(21)
	$36	$194	$172	$328

Depreciation and amortization
Olefins	$35	$36	$70	$71
Vinyls	154	138	307	272
Corporate and other	2	2	4	4
	$191	$176	$381	$347

Other income (loss), net
Olefins	$—	$1	$1	$3
Vinyls	8	2	14	6
Corporate and other	1	(1)	5	2
	$9	$2	$20	$11

Provision for (benefit from) income taxes
Olefins	$(4)	$18	$37	$27
Vinyls	(18)	22	(96)	45
Corporate and other	3	(1)	(1)	(2)
	$(19)	$39	$(60)	$70

Capital expenditures
Olefins	$17	$37	$44	$62
Vinyls	108	169	244	346
Corporate and other	2	2	3	3
	$127	$208	$291	$411
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from operations	$36	$194	$172	$328
Interest expense	(40)	(28)	(71)	(58)
Other income, net	9	2	20	11
Income before income taxes	$5	$168	$121	$281

	June 30, 2020	December 31, 2019
Total assets
Olefins	$1,916	$1,991
Vinyls	10,384	10,597
Corporate and other	1,255	673
	$13,555	$13,261

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
At June 30, 2020, WLKP had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, WLKP and Westlake Partners GP, the general partner of WLKP, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLKP's common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2020.
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

Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through the second quarter of 2020, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In recent months, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the coronavirus ("COVID-19") pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which resulted in improved operating rates and caustic soda pricing. Since the second half of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. In addition, COVID-19 has negatively impacted demand for our products both in the domestic as well as in the export markets in recent months.
Recent Developments
Recent Developments Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continues to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants have now recommenced production. While plant operating rates have improved over the course of the second quarter of 2020, plant operating rates remain below our normal seasonal operating rates due to continuing demand and price pressures. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant resulting disruptions to our business operations in the near future.
Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and vendors. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities.
Though the government restrictions across the world generally started to ease in the later part of the second quarter of 2020, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns (whether through a continuation of existing measures or the re-imposition of prior measures). Restrictions of this nature have caused, and may continue to cause us and our customers to experience reduced demand and operational delays. Lockdowns across the world and curtailed business activities specifically in transportation, construction, automotive and oil and gas related activities have resulted in and may continue to result in an oversupplied market. We continue to see weakness in demand for some of our products due to the continuing impact of restrictions on business activities.

Due to the sudden collapse of crude oil prices in early March 2020, the cost advantage of North American ethane-based ethylene producers over naphtha-based ethylene producers has been significantly eroded. We started seeing impact from this erosion towards the end of the first quarter of 2020. Crude oil prices have recovered somewhat since the later half of the second quarter of 2020. If this trend is not sustained in the future, it could continue to result in reduced prices and lower margins for our Olefins segment and some of our products in the Vinyls segment. In addition, our Olefins segment has been impacted by the addition of new ethylene production capacity in recent months.
We have taken proactive actions to respond to the challenges presented by the conditions described above and minimize the impact to our business. We have implemented strategies to reduce costs, increase operational efficiencies, maintain strong liquidity and lower our capital spending. We expect to reduce our capital spending in 2020 to be in the range of $500 million to $550 million. Additionally, we deferred the planned turnaround at our Petro 2 ethylene unit and associated maintenance cost into the first half of 2021. The turnaround is expected to last 60 days.
In addition, as of June 30, 2020, we had $1,109 million of cash and cash equivalents on our consolidated balance sheet, which remains available to support our operations, in addition to the $1 billion of availability under the Credit Agreement. Our borrowings of $1 billion under the Credit Agreement on March 20, 2020 were fully repaid on June 4, 2020.
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act, among other things, permits any federal net operating loss ("NOL") generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35% result in an income tax rate benefit. At the end of 2019, we generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three and six months ended June 30, 2020, the carryback of the federal NOL resulted in a net tax benefit of $6 million and $68 million, respectively, for the Company, primarily from the tax rate difference, partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction.
3.375% Senior Notes due 2030
On June 12, 2020, we completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for more information.
6 ½% Senior Notes due 2029
During June 2020, the Company directed the Louisiana Local Government Environmental Facilities and Community Development Authority (the "Authority") to optionally redeem in full $100 million aggregate principal amount of the 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act") for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 million aggregate principal amount of the 6 ½% 2029 GO Zone Senior Notes to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection with the purchase of the 2029 GO Zone Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2029 GO Zone Bonds trustee to surrender the 6 ½% 2029 GO Zone Senior Notes to the Senior Notes trustee for cancellation. We used a portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in millions, except per share data)
Net external sales
Olefins
Polyethylene	$302	$345	$612	$682
Styrene, feedstock and other	59	132	176	254
Total Olefins	361	477	788	936
Vinyls
PVC, caustic soda and other	1,004	1,319	2,217	2,626
Building products	344	348	636	607
Total Vinyls	1,348	1,667	2,853	3,233
Total	$1,709	$2,144	$3,641	$4,169

Income (loss) from operations
Olefins	$25	$82	$87	$119
Vinyls	20	129	93	230
Corporate and other	(9)	(17)	(8)	(21)
Total income from operations	36	194	172	328
Interest expense	(40)	(28)	(71)	(58)
Other income, net	9	2	20	11
Provision for (benefit from) income taxes	(19)	39	(60)	70
Net income	24	129	181	211
Net income attributable to noncontrolling interests	9	10	21	20
Net income attributable to Westlake Chemical Corporation	$15	$119	$160	$191
Diluted earnings per share	$0.11	$0.92	$1.24	$1.47
EBITDA (1)	$236	$372	$573	$686
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Olefins	-25.1%	+0.7%	-18.0%	+2.3%
Vinyls	-11.7%	-7.5%	-10.3%	-1.5%
Company	-14.7%	-5.6%	-12.0%	-0.6%

Average Industry Prices (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average domestic prices
Ethane (cents/lb) (2)	6.4	7.1	5.6	8.5
Propane (cents/lb) (3)	9.6	12.8	9.2	14.3
Ethylene (cents/lb) (4)	11.0	13.7	13.4	15.4
Polyethylene (cents/lb) (5)	49.0	63.0	50.7	61.5
Styrene (cents/lb) (6)	48.3	80.8	55.3	79.8
Caustic soda ($/short ton) (7)	698	697	673	707
Chlorine ($/short ton) (8)	175	175	175	175
PVC (cents/lb) (9)	66.5	68.2	69.2	68.5

Average export prices
Polyethylene (cents/lb) (10)	36.3	42.8	37.6	43.4
Caustic soda ($/short ton) (11)	319	283	261	299
PVC (cents/lb) (12)	27.5	35.0	32.2	35.5
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in millions)
Net cash provided by operating activities	$448	$320	$509	$467
Changes in operating assets and liabilities and other	(454)	(191)	(232)	(241)
Deferred income taxes	30	—	(96)	(15)
Net income	24	129	181	211
Less:
Other income, net	9	2	20	11
Interest expense	(40)	(28)	(71)	(58)
Benefit from (provision for) income taxes	19	(39)	60	(70)
Income from operations	36	194	172	328
Add:
Depreciation and amortization	191	176	381	347
Other income, net	9	2	20	11
EBITDA	$236	$372	$573	$686

Summary
For the quarter ended June 30, 2020, net income attributable to Westlake was $15 million, or $0.11 per diluted share, on net sales of $1,709 million. This represents a decrease in net income attributable to Westlake of $104 million, or $0.81 per diluted share, compared to the quarter ended June 30, 2019 net income attributable to Westlake of $119 million, or $0.92 per diluted share, on net sales of $2,144 million. The decrease in net income was primarily due to the global economic impact from the COVID-19 pandemic and the significant drop in crude oil prices, which reduced North American ethylene industry feedstock competitiveness. The impact of reduced demand resulting from the pandemic and lower crude oil prices led to lower global sales prices for our major products and lower sales volumes for caustic soda and downstream vinyl products. Net income was also lower in the quarter ended June 30, 2020 due to higher interest expense related to additional borrowings during the quarter. These decreases were partially offset by the income tax rate benefit of $6 million, or $0.05 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act and lower ethane feedstock costs, fuel costs, operating costs, costs associated with planned turnarounds and selling, general and administrative expenses. Income from operations for the quarter ended June 30, 2020 was $36 million, a $158 million decrease from income from operations of $194 million for the quarter ended June 30, 2019. The decrease in income from operations was primarily due to lower global sales prices for our major products and lower sales volumes for caustic soda and downstream vinyl products, partially offset by lower ethane feedstock costs, fuel costs, operating costs, costs associated with planned turnarounds and selling, general and administrative expenses. Net sales for the quarter ended June 30, 2020 decreased by $435 million compared to net sales for the quarter ended June 30, 2019, mainly due to lower sales prices for our major products and lower sales volumes for caustic soda and vinyls downstream products, partially offset by higher sales volumes for polyethylene.
For the six months ended June 30, 2020, net income attributable to Westlake was $160 million, or $1.24 per diluted share, on net sales of $3,641 million. This represents a decrease in net income attributable to Westlake of $31 million, or $0.23 per diluted share, compared to the six months ended June 30, 2019 net income attributable to Westlake of $191 million, or $1.47 per diluted share, on net sales of $4,169 million. The decrease in net income was primarily due to lower global sales prices for our major products and lower sales volumes for caustic soda resulting from the impact of the COVID-19 pandemic and lower crude oil prices. Net income was also lower in the six months ended June 30, 2020 due to higher interest expense related to additional borrowings during the period. These decreases were partially offset by the income tax rate benefit of $68 million, or $0.53 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act and lower ethane feedstock costs, fuel costs, operating costs, costs associated with planned turnarounds, restructuring, transaction and integration-related costs and selling, general and administrative expenses. Income from operations for the six months ended June 30, 2020 was $172 million, a $156 million decrease from income from operations of $328 million for the six months ended June 30, 2019. The decrease in income from operations was primarily due to lower global sales prices for our major products and lower sales volume for caustic soda, partially offset by lower ethane feedstock costs, fuel costs, operating costs, costs associated with planned turnarounds, restructuring, transaction and integration-related costs and selling, general and administrative costs. Net sales for the six months ended June 30, 2020 decreased by $528 million compared to net sales for the six months ended June 30, 2019, mainly due to lower sales prices for our major products and lower sales volumes for caustic soda, partially offset by higher sales volumes for polyethylene.
RESULTS OF OPERATIONS
Second Quarter 2020 Compared with Second Quarter 2019
Net Sales. Net sales decreased by $435 million, or 20%, to $1,709 million in the second quarter of 2020 from $2,144 million in the second quarter of 2019, primarily attributable to lower sales prices for our major products and lower sales volumes for caustic soda and downstream vinyl products, partially offset by higher sales volumes for polyethylene. Average sales prices for the second quarter of 2020 decreased by 15% as compared to the second quarter of 2019, primarily due to the impact of the COVID-19 pandemic and lower crude oil prices. Sales volumes decreased by 6% for the second quarter of 2020 as compared to the second quarter of 2019.
Gross Profit. Gross profit margin percentage was 10% in the second quarter of 2020 as compared to 16% in the second quarter of 2019. The decrease in gross profit margin was primarily due to a decrease in prices for our major products, partially offset by lower feedstock and operating costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $13 million to $104 million in the second quarter of 2020 as compared to $117 million in the second quarter of 2019. This decrease was mainly due to lower employee compensation and selling expenses.
Amortization of Intangibles. Amortization expense was $27 million in the second quarter of 2020, which was comparable to the second quarter of 2019.

Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $2 million in the second quarter of 2020, which was comparable to the second quarter of 2019.
Interest Expense. Interest expense increased by $12 million to $40 million in the second quarter of 2020 from $28 million in the second quarter of 2019, primarily as a result of higher average debt outstanding in the second quarter of 2020 as compared to the second quarter of 2019. The higher average debt balance in the second quarter of 2020 was primarily due to the borrowings of $1 billion under our revolving credit facility in March 2020 (which were fully repaid in June 2020), the issuance of the $300 million aggregate principal amount of 3.375% 2030 Senior Notes in June 2020 and the issuance of the €700 million aggregate principal amount of 1.625% 2029 Senior Notes in July 2019. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net increased by $7 million to $9 million in the second quarter of 2020, as compared to $2 million in the second quarter of 2019, primarily due to higher income from unconsolidated subsidiaries and gains related to pension benefits and foreign exchange fluctuations.
Income Taxes. The effective income tax rate was a benefit of 380.0% for the second quarter of 2020 as compared to an expense of 23.2% for the second quarter of 2019. The change in effective tax rate in the second quarter of 2020 as compared to the second quarter of 2019 was primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction, as a result of the net operating loss carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $116 million, or 24%, to $361 million in the second quarter of 2020 from $477 million in the second quarter of 2019. The decrease was mainly due to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene. Average sales prices for the Olefins segment decreased by 25% in the second quarter of 2020 as compared to the second quarter of 2019. Sales volumes for the Olefins segment increased by 1% in the second quarter of 2020 as compared to the second quarter of 2019, primarily due to increased polyethylene export sales.
Income from Operations. Income from operations for the Olefins segment decreased by $57 million to $25 million in the second quarter of 2020 from $82 million in the second quarter of 2019. This decrease in income from operations was primarily due to lower sales prices for polyethylene as a result of lower crude oil prices and slower global economic activities due to the COVID-19 pandemic, partially offset by higher polyethylene sales volumes and lower feedstock and fuel costs. Trading activity for the second quarter of 2020 resulted in a gain of approximately $3 million as compared to a loss of $7 million for the second quarter of 2019.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $319 million, or 19%, to $1,348 million in the second quarter of 2020 from $1,667 million in the second quarter of 2019. The decrease was primarily due to lower sales prices for our major products and lower sales volumes for caustic soda and downstream vinyl products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 12% in the second quarter of 2020, as compared to the second quarter of 2019. Sales volumes for the Vinyls segment decreased by 8% in the second quarter of 2020 as compared to the second quarter of 2019.
Income from Operations. Income from operations for the Vinyls segment decreased by $109 million to $20 million in the second quarter of 2020 from $129 million in the second quarter of 2019. This decrease in income from operations versus the prior-year period was primarily due to the continued impact of COVID-19 and a sharp drop in global oil prices, which led to lower sales prices for our major products, and lower sales volumes for caustic soda and downstream vinyl products. The decrease was partially offset by lower ethane feedstock costs, fuel costs, operating costs and costs associated with planned turnarounds.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Net Sales. Net sales decreased by $528 million, or 13%, to $3,641 million in the six months ended June 30, 2020 from $4,169 million in the six months ended June 30, 2019, primarily attributable to lower sales prices for our major products and lower sales volumes for caustic soda, partially offset by higher sales volumes for polyethylene. Average sales prices for the six months ended June 30, 2020 decreased by 12% as compared to the six months ended June 30, 2019 due to slower global economic activities as a result of the COVID-19 pandemic and lower crude oil prices. Sales volumes decreased by 1% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Gross Profit. Gross profit margin percentage was 12% in the six months ended June 30, 2020 as compared to 15% in the six months ended June 30, 2019. The decrease in gross profit margin was primarily due to a decrease in prices for our major products, partially offset by lower feedstock and operating costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9 million to $224 million in the six months ended June 30, 2020 as compared to $233 million in the six months ended June 30, 2019. This decrease was mainly due to lower employee compensation and selling expenses.
Amortization of Intangibles. Amortization expense was $54 million in the six months ended June 30, 2020, which was comparable to the six months ended June 30, 2019.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the six months ended June 30, 2020 were $2 million as compared to $24 million in the six months ended June 30, 2019. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $19 million and acquisition and integration-related costs of $5 million.
Interest Expense. Interest expense increased by $13 million to $71 million in the six months ended June 30, 2020 from $58 million in the six months ended June 30, 2019, primarily as a result of higher average debt outstanding in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The higher average debt balance in the 2020 period was primarily due to the borrowings of $1 billion under our revolving credit facility in March 2020 (which were fully repaid in June 2020), the issuance of the $300 million aggregate principal amount of 3.375% 2030 Senior Notes in June 2020 and the issuance of the €700 million aggregate principal amount of 1.625% 2029 Senior Notes in July 2019. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net increased by $9 million to $20 million in the six months ended June 30, 2020, as compared to $11 million in the six months ended June 30, 2019, primarily due to higher income from unconsolidated subsidiaries and gains related to pension benefits and foreign exchange fluctuations.
Income Taxes. The effective income tax rate was a benefit of 49.6% for the six months ended June 30, 2020 as compared to an expense of 24.9% for the six months ended June 30, 2019. The change in effective tax rate in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction, as a result of the net operating loss carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $148 million, or 16%, to $788 million in the six months ended June 30, 2020 from $936 million in the six months ended June 30, 2019. The decrease was mainly due to lower sales prices for our major products, partially offset by higher sales volumes for polyethylene. Average sales prices for the Olefins segment decreased by 18% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Sales volumes for the Olefins segment increased by 2% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased polyethylene export sales.
Income from Operations. Income from operations for the Olefins segment decreased by $32 million to $87 million in the six months ended June 30, 2020 from $119 million in the six months ended June 30, 2019. This decrease in income from operations was primarily due to lower sales prices for our major products, mainly resulting from lower crude oil prices and slower global economic activities due to the COVID-19 pandemic, partially offset by higher polyethylene sales volumes and lower ethane feedstock costs and fuel costs. Trading activity for the six months ended June 30, 2020 resulted in a gain of approximately $1 million as compared to a loss of $11 million for the six months ended June 30, 2019.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $380 million, or 12%, to $2,853 million in the six months ended June 30, 2020 from $3,233 million in the six months ended June 30, 2019. The decrease was mainly due to lower sales prices for our major products and lower sales volumes for caustic soda, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 10% in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Sales volumes for the Vinyls segment decreased by 2% in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Income from Operations. Income from operations for the Vinyls segment decreased by $137 million to $93 million in the six months ended June 30, 2020 from $230 million in the six months ended June 30, 2019. This decrease in income from operations was primarily due to lower sales prices for our major products and lower sales volumes for caustic soda, mainly resulting from lower crude oil prices and slower global economic activities due to the COVID-19 pandemic, partially offset by lower ethane feedstock costs, fuel costs, operating costs and costs associated with planned turnarounds and the contribution from our ethylene joint venture with Lotte Chemical in Lake Charles, Louisiana, which began commercial operations in the second half of 2019.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Cash Flows
Operating Activities
Operating activities provided cash of $509 million in the first six months of 2020 compared to cash provided by operating activities of $467 million in the first six months of 2019. The $42 million increase in cash flows from operating activities was mainly due to a favorable change in the trade customers balance, partially offset by a decrease in income from operations due to factors as discussed in "Summary" above and other working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $124 million in the first six months of 2020, compared to $104 million of cash used in the first six months of 2019, an unfavorable change of $20 million. The majority of the unfavorable changes were due to the change in accounts receivable which was driven by the expected income tax refund resulting from the CARES Act, as discussed previously, partially offset by the favorable change in the trade customers balance. Other changes in working capital were due to lower inventories and accounts payable, primarily driven by the changes in inventory levels and operating activities.
Investing Activities
Net cash used for investing activities in the first six months of 2020 was $260 million as compared to net cash used for investing activities of $763 million in the first six months of 2019. Capital expenditures were $291 million in the first six months of 2020, which was lower by $120 million as compared to $411 million in the first six months of 2019. The decrease in capital expenditures was primarily due to lower expenses for expansion projects in the first six months of 2020, as compared to the first six months of 2019. Capital expenditures in the first six months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first six months of 2020, we received $39 million from our joint venture, LACC, representing a return of investment. The other investing activities in the first six months of 2019 were acquisitions for $314 million, in the aggregate, net of acquired cash balances, and funding of $42 million for LACC.
Financing Activities
Net cash provided by financing activities during the first six months of 2020 was $131 million as compared to net cash used for financing activities of $48 million in the first six months of 2019. In March 2020, out of an abundance of caution, we borrowed $1,000 million under our revolving credit facility, which was fully repaid in June 2020. We also completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes in June 2020. See "Liquidity and Capital Resources—Debt" below for more information. The remaining activities during the first six months of 2020 were primarily related to the $68 million payment of cash dividends, the $29 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million, and the $14 million repayment of short-term notes payable. In the first six months of 2019, we received proceeds of $63 million from the issuance of Westlake Chemical Partners LP ("WLKP") common units. The remaining activities during the first six months of 2019 were primarily related to the $65 million payment of cash dividends, the $30 million payment of cash distributions to noncontrolling interests, and $20 million of repurchases of our common stock.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2020, we had repurchased 6,776,913 shares of our common stock for an aggregate purchase price of approximately $399 million under the 2014 Program. During the six months ended June 30, 2020, we repurchased 995,529 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, WLKP and Westlake Partners GP, the general partner of WLKP, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLKP's common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program in 2018, 2019 or in the six months ended June 30, 2020.
On March 20, 2020, out of an abundance of caution, we borrowed $1 billion under our $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") to maintain financial flexibility in light of current uncertainty in the global markets caused by COVID-19. On June 4, 2020, we fully repaid the $1 billion of borrowings under the Credit Agreement and, as a result, have no current borrowings outstanding under our revolving credit facility.
On June 12, 2020, we completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes. See "Liquidity and Capital Resources—Debt" below for more information.
During June 2020, the Company directed the Authority to optionally redeem in full $100 million aggregate principal amount of the 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the GO Zone Act for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 million aggregate principal amount of the 6 ½% 2029 GO Zone Senior Notes to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection with the purchase of the 2029 GO Zone Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2029 GO Zone Bonds trustee to surrender the 6 ½% 2029 GO Zone Senior Notes to the Senior Notes trustee for cancellation. We used a portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds.
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
Cash and Cash Equivalents
As of June 30, 2020, our cash and cash equivalents totaled $1,109 million.

Debt
As of June 30, 2020, our indebtedness totaled $3.7 billion. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 7 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion Credit Agreement and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At June 30, 2020, we had no borrowings outstanding under the Credit Agreement. As of June 30, 2020, we had no outstanding letters of credit and had $1 billion of borrowing availability (absent an exercise of the accordion feature) under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2020, we were in compliance with the total leverage ratio financial maintenance covenant.
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
In July 2010, the Authority completed the reoffering of $100 million of the 2029 GO Zone Bonds. In connection with the reoffering of the 2029 GO Zone Bonds, we issued $100 million of the 6 ½% 2029 GO Zone Senior Notes. In December 2010, the Authority issued $89 million of the 6 ½% 2035 GO Zone Bonds. In connection with the issuance of the 6 ½% 2035 GO Zone Bonds, we issued $89 million of the 6 ½% 2035 GO Zone Senior Notes. In December 2010, the Authority completed the offering of $65 million of the 6 ½% 2035 IKE Zone Bonds under Section 704 of the Emergency Economic Stabilization Act of 2008 (the "IKE Zone Act"). In connection with the issuance of the 6 ½% 2035 IKE Zone Bonds, we issued $65 million of the 6 ½% 2035 IKE Zone Senior Notes.

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
In June 2020, we directed the Authority to optionally redeem in full $100 million aggregate principal amount of the outstanding 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. In connection with the purchase in lieu of redemption of the 2029 GO Zone Bonds, the Authority is required to cause the GO Zone Bonds trustee to surrender the 6 ½% 2029 GO Zone Senior Notes to the Senior Notes trustee for cancellation. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption.
We currently plan on directing the Authority to optionally redeem all of the outstanding 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Bonds on or about November 1, 2020 at a redemption price of 100% of the principal amount plus accrued but unpaid interest, if any, to the redemption date. We plan on purchasing the 6 ½% 2035 GO Zone Bonds and the 6 ½% 2035 IKE Zone Bonds in lieu of redemption and using a portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes to fund the purchase in lieu of redemption.
3.60% Senior Notes due 2022
In July 2012, we issued $250 million aggregate principal amount of the 3.60% 2022 Senior Notes. We may optionally redeem the 3.60% 2022 Senior Notes at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, we may optionally redeem the 3.60% 2022 Senior Notes for 100% of the principal plus accrued interest. The holders of the 3.60% 2022 Senior Notes may require us to repurchase the 3.60% 2022 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 3.60% 2022 Senior Notes).
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2020 was 0.22% and at December 31, 2019 was 1.78%.
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

3.375% Senior Notes due 2030
On June 12, 2020, we completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes. We may optionally redeem the 3.375% 2030 Senior Notes at any time and from time to time prior to March 15, 2030 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discount "make whole" payment. On or after March 15, 2030, we may optionally redeem the 3.375% 2030 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 3.375% 2030 Senior Notes may require us to repurchase the 3.375% 2030 Senior Notes at a price of 101% of the principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 3.375% 2030 Senior Notes).
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
4.375% Senior Notes due 2047
In November 2017, we completed the registered public offering of $500 million aggregate principal amount of 4.375% Senior Notes due November 15, 2047. We may optionally redeem the 4.375% 2047 Senior Notes at any time and from time to time prior to May 15, 2047 (six months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after May 15, 2047, we may optionally redeem the 4.375% 2047 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 4.375% 2047 Senior Notes may require us to repurchase the 4.375% 2047 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 4.375% 2047 Senior Notes).
The indenture and supplemental indentures governing the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 5.0% 2046 Senior Notes, and the 4.375% 2047 Senior Notes, contain customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
As of June 30, 2020, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. On March 19, 2020, the revolving credit facility was amended to extend the maturity to March 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolver bear interest, payable quarterly, at a variable rate of either (a) LIBOR plus 2.0% or (b) Alternate Base Rate plus 1.0%. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2020, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of June 30, 2020, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at June 30, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $12 million. Based on our open derivative positions at June 30, 2020 on ethylene (which are related to OpCo's third party sales), a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before income taxes by $4 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2020, we had $3,790 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $38 million. Also, at June 30, 2020, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of June 30, 2020 was 0.22%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in our annual interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. LIBOR is set to be phased out at the end of 2021 and replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €150 million at June 30, 2020. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
During September 2010, our vinyls facilities in Lake Charles and Plaquemine each received a Consolidated Compliance Order and Notice of Potential Penalty, alleging violations of various requirements of those facilities' air permits, based largely on self-reported permit deviations related to record-keeping violations. In May 2018, we reached an agreement in principal with the Louisiana Department of Environmental Quality to resolve these consolidated enforcement matters for a penalty of $162,500. The settlement agreement was issued for public comment, which concluded in March 2020. The settlement agreement was finalized and the penalty paid in June 2020, fully resolving this matter.

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

•
Region Six of the EPA has investigated and inspected our compliance with Risk Management Program requirements under the Clean Air Act at our Geismar facility. We entered into a consent agreement and final order with the EPA in February 2020 to resolve this matter. Under that consent agreement and final order, we paid a penalty in the amount of $132,000 in March 2020. In addition, the consent agreement and final order requires us to complete a supplemental environmental project with a cost of $116,200.

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

•
In August 2019, the Ohio Valley Environmental Coalition and the Sierra Club filed suit against the Company in the U.S. District Court for the Northern District of West Virginia alleging violations since May 2014 of discharge limits under a state-issued permit at our Natrium, West Virginia facility and seeking damages and injunctive relief. The Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit is subject to a consent order entered into with the West Virginia Department of Environmental Protection ("WVDEP"). Under the consent order and NPDES permit, the Natrium facility is subject to interim discharge limits for hexachlorocyclohexane (commonly referred to as "BHC") and mercury, any exceedances of which are subject to stipulated penalties outlined in the consent order. In March 2020, the court granted the Company's motion for summary judgment as to the plaintiffs' claims related to discharges of BHC, but denied summary judgment on plaintiffs' mercury claims. The Company disputes these claims and is actively pursuing all defenses in the matter. At this time, we are not able to estimate the impact, if any, that this lawsuit could have on our consolidated financial statements either in the current period or in future periods, but the resolution of these matters may require the payment of monetary sanctions in excess of $100,000.

We do not believe that the resolution of any or all of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2019 Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2020. The risks described in those reports and in the other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2020	447	$36.26	—	$131,155,000
May 2020	—	—	—	131,155,000
June 2020	925	53.13	—	131,155,000
	1,372	$47.63	—
_____________

(1)
Includes 447 and 925 shares withheld in April 2020 and June 2020, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2020, 6,776,913 shares of our common stock had been acquired at an aggregate purchase price of approximately $399 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6. Exhibits

Exhibit No.	Exhibit Index

4.1
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260)

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

WESTLAKE CHEMICAL CORPORATION

Date:	August 6, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)