Form 10-Q
period 2020-09-30
WESTLAKE CHEMICAL CORP
filed 2020-11-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 28, 2020 was 127,721,678.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,217	$728
Accounts receivable, net	1,293	1,036
Inventories	829	936
Prepaid expenses and other current assets	42	42
Total current assets	3,381	2,742
Property, plant and equipment, net	6,853	6,912
Operating lease right-of-use assets	460	443
Goodwill	1,075	1,074
Customer relationships, net	461	523
Other intangible assets, net	171	187
Equity method investments	1,046	1,112
Other assets, net	247	268
Total assets	$13,694	$13,261
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$447	$473
Accrued and other liabilities	771	768
Total current liabilities	1,218	1,241
Long-term debt, net	3,681	3,445
Deferred income taxes	1,403	1,255
Pension and other post-retirement benefits	350	360
Operating lease liabilities	373	355
Other liabilities	181	202
Total liabilities	7,206	6,858
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2020 and December 31, 2019, respectively	1	1
Common stock, held in treasury, at cost; 6,930,624 and 6,266,609 shares at September 30, 2020 and December 31, 2019, respectively	(409)	(377)
Additional paid-in capital	563	553
Retained earnings	5,863	5,757
Accumulated other comprehensive loss	(69)	(74)
Total Westlake Chemical Corporation stockholders' equity	5,949	5,860
Noncontrolling interests	539	543
Total equity	6,488	6,403
Total liabilities and equity	$13,694	$13,261
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions of dollars, except per share data and share amounts)
Net sales	$1,898	$2,066	$5,539	$6,235
Cost of sales	1,650	1,695	4,839	5,225
Gross profit	248	371	700	1,010
Selling, general and administrative expenses	108	110	332	343
Amortization of intangibles	27	27	81	81
Restructuring, transaction and integration-related costs	34	8	36	32
Income from operations	79	226	251	554
Other income (expense)
Interest expense	(37)	(31)	(108)	(89)
Other income, net	12	21	32	32
Income before income taxes	54	216	175	497
Provision for (benefit from) income taxes	(15)	50	(75)	120
Net income	69	166	250	377
Net income attributable to noncontrolling interests	12	8	33	28
Net income attributable to Westlake Chemical Corporation	$57	$158	$217	$349
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.45	$1.22	$1.69	$2.70
Diluted	$0.45	$1.22	$1.69	$2.69
Weighted average common shares outstanding:
Basic	127,701,340	128,216,105	127,872,434	128,408,841
Diluted	127,953,907	128,552,360	128,073,066	128,770,944
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions of dollars)
Net income	$69	$166	$250	$377
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	10	(9)	—	4
Income tax benefit (provision) on foreign currency translation	9	(7)	7	(9)
Other comprehensive income (loss), net of income taxes	19	(16)	7	(5)
Comprehensive income	88	150	257	372
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended September 30, 2020 and 2019; and net of tax of $1 and $2 for the nine months ended September 30, 2020 and 2019, respectively	13	8	35	27
Comprehensive income attributable to Westlake Chemical Corporation	$75	$142	$222	$345
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	145	—	12	157
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(282,476)	18	(8)	(8)	—	—	2
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2020	134,651,380	1	6,979,662	(413)	551	5,860	(106)	545	6,438
Net income	—	—	—	—	—	15	—	9	24
Other comprehensive income	—	—	—	—	—	—	19	1	20
Shares issued—stock-based compensation	—	—	(16,331)	2	(1)	(1)	—	—	—
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Balances at June 30, 2020	134,651,380	1	6,963,331	(411)	558	5,840	(87)	536	6,437
Net income	—	—	—	—	—	57	—	12	69
Other comprehensive income	—	—	—	—	—	—	18	1	19
Shares issued—stock-based compensation	—	—	(32,707)	2	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2020	134,651,380	$1	6,930,624	$(409)	$563	$5,863	$(69)	$539	$6,488

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	72	—	10	82
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Shares issued—stock-based compensation	—	—	(124,052)	11	(8)	(3)	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at March 31, 2019	134,651,380	1	6,059,073	(371)	553	5,513	(64)	553	6,185
Net income	—	—	—	—	—	119	—	10	129
Other comprehensive income (loss)	—	—	—	—	—	—	14	(1)	13
Common stock repurchased	—	—	342,740	(20)	—	—	—	—	(20)
Shares issued—stock-based compensation	—	—	(19,173)	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(32)	—	—	(32)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balances at June 30, 2019	134,651,380	1	6,382,640	(390)	558	5,600	(50)	540	6,259

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	158	—	8	166
Other comprehensive loss	—	—	—	—	—	—	(16)	—	(16)
Common stock repurchased	—	—	174,972	(10)	—	—	—	—	(10)
Shares issued—stock-based compensation	—	—	(42,409)	4	(3)	(1)	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(33)	—	—	(33)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2019	134,651,380	$1	6,515,203	$(396)	$561	$5,724	$(66)	$538	$6,362
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$250	$377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	577	525
Stock-based compensation expense	21	19
Loss from disposition and write-off of property, plant and equipment	26	32
Deferred income taxes	154	34
Other losses, net	23	4
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(251)	(5)
Inventories	108	136
Prepaid expenses and other current assets	(8)	(7)
Accounts payable	17	(49)
Accrued and other liabilities	14	(34)
Other, net	(65)	(64)
Net cash provided by operating activities	866	968
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(314)
Additions to property, plant and equipment	(403)	(604)
Additions to investments in unconsolidated subsidiaries	—	(45)
Return of investment from an equity investee	44	—
Other, net	(7)	15
Net cash used for investing activities	(366)	(948)
Cash flows from financing activities
Dividends paid	(102)	(98)
Distributions to noncontrolling interests	(39)	(40)
Net proceeds from issuance of Westlake Chemical Partners LP common units	—	63
Net proceeds from debt issuance and drawdown of revolver	1,299	784
Net proceeds from (repayment of) short-term notes payable	(17)	(4)
Repayment of revolver and senior notes	(1,100)	—
Repurchase of common stock for treasury	(54)	(30)
Other, net	(1)	(6)
Net cash provided by (used for) financing activities	(14)	669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	490	684
Cash, cash equivalents and restricted cash at beginning of period	750	775
Cash, cash equivalents and restricted cash at end of period	$1,240	$1,459
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019, and the changes in its cash position for the nine months ended September 30, 2020 and 2019.
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
Events surrounding the ongoing coronavirus ("COVID-19") pandemic resulted in widespread adverse impacts on the global economy. The Company experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of its markets. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in improved economic conditions and a gradual increase in demand for the Company's products. As the pandemic and its impacts on the global economy continue, the Company expects to experience further near-term impacts on its business operations. However, the impact that COVID-19 will have on the financial condition, results of operations and cash flows of the Company cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
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
2. Financial Instruments
Cash Equivalents
The Company had $0 and $240 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2020 and December 31, 2019, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $23 and $22 at September 30, 2020 and December 31, 2019, respectively. The Company's restricted cash and cash equivalents are related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
Trade customers	$968	$948
Related parties	4	12
Allowance for credit losses	(15)	(22)
	957	938
Federal and state taxes	297	59
Other	39	39
Accounts receivable, net	$1,293	$1,036

4. Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Finished products	$451	$568
Feedstock, additives, chemicals and other raw materials	213	210
Materials and supplies	165	158
Inventories	$829	$936

5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

	Vinyls Segment	Olefins Segment	Total
Balances at December 31, 2019	$1,044	$30	$1,074
Effects of changes in foreign exchange rates	1	—	1
Balances at September 30, 2020	$1,045	$30	$1,075

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
The Company will perform its annual impairment assessment for the Olefins reporting unit in the fourth quarter or when events or circumstances indicate a reporting unit's carrying value may not be recoverable.
There were no events or circumstances indicating that the fair value of either of the Vinyls or Olefins reporting units had been reduced below its carrying value during the third quarter of 2020.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

6. Accounts Payable
Accounts payable consist of the following:

	September 30, 2020	December 31, 2019
Accounts payable—third parties	$446	$435
Accounts payable to related parties	—	12
Notes payable	1	26
Accounts payable	$447	$473

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$(1)	$249	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(7)	743	750	(8)	742
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	821	(10)	811	785	(11)	774
6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes")	—	—	—	100	(1)	99
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	—	—	—
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes") (1)	89	—	89	89	(1)	88
6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") (1)	65	—	65	65	—	65
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(23)	677	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
Total Long-term debt	$3,736	$(55)	$3,681	$3,500	$(55)	$3,445
_____________

(1)	See the discussion below regarding the purchase of the 2035 GO Zone Bonds and 2035 IKE Zone Bonds in lieu of optional redemption on November 1, 2020.
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2020, the Company had no borrowings outstanding under the Credit Agreement. As of September 30, 2020, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2020, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
6 ½% Senior Notes due 2029
During June 2020, the Company directed the Louisiana Local Government Environmental Facilities and Community Development Authority (the "Authority") to optionally redeem in full $100 aggregate principal amount of the Authority's outstanding Revenue Bonds (Westlake Chemical Corporation Projects) Series 2009A due August 1, 2029 (the "2029 GO Zone Bonds") on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the Gulf Opportunity Zone Act of 2005 for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 aggregate principal amount of its 6 ½% senior notes due 2029 (the "6 ½% 2029 GO Zone Senior Notes") to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds. In connection with the purchase of the 2029 GO Zone Bonds by the Company in lieu of optional redemption, the 2029 GO Zone Bonds trustee surrendered the 6 ½% 2029 GO Zone Senior Notes for cancellation.
6 ½% GO Zone and IKE Zone Senior Notes due 2035
During September 2020, the Company directed the Authority to optionally redeem in full (1) $89 aggregate principal amount of the Authority's outstanding Revenue Bonds (Westlake Chemical Corporation Projects) Series 2010A-1 (GO Zone) due November 1, 2035 (the "2035 GO Zone Bonds"), and (2) $65 aggregate principal amount of the Authority's outstanding Revenue Bonds (Westlake Chemical Corporation Projects) Series 2010A-2 (IKE Zone) due November 1, 2035 (the "2035 IKE Zone Bonds," and together with the 2035 GO Zone Bonds, the "2035 Revenue Bonds"), in each case, on November 1, 2020 at a redemption price equal to 100% of the principal amount of the 2035 Revenue Bonds plus accrued and unpaid interest to the redemption date. The 2035 GO Zone Bonds were issued by the Authority in December 2010 under the Gulf Opportunity Zone Act of 2005 for the benefit of the Company and bore interest at a rate of 6.50% per annum. The 2035 IKE Zone Bonds were issued by the Authority in December 2010 under Section 704 of the Emergency Economic Stabilization Act of 2008 for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2035 Revenue Bonds in December 2010, the Company issued $89 aggregate principal amount of its 6 ½% senior notes due 2035 (the "6 ½% 2035 GO Zone Senior Notes") and $65 aggregate principal amount of its 6 ½% senior notes due 2035 (the "6 ½% 2035 IKE Zone Senior Notes") to evidence and secure the Company's obligations under the Loan Agreements relating to the 2035 Revenue Bonds. On November 1, 2020, the Company purchased the 2035 Revenue Bonds in lieu of optional redemption. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2035 Revenue Bonds. In connection with the purchase of the 2035 Revenue Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2035 Revenue Bonds trustee to surrender the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes to the Senior Notes trustee for cancellation.
As of September 30, 2020, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $29 and $30 at September 30, 2020 and December 31, 2019, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020 and 2019 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2019	$3	$(77)	$(74)
Other comprehensive income before reclassifications	—	5	5
Net other comprehensive income attributable to Westlake Chemical Corporation	—	5	5
Balances at September 30, 2020	$3	$(72)	$(69)

Balances at December 31, 2018	$27	$(89)	$(62)
Other comprehensive loss before reclassifications	—	(4)	(4)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(4)	(4)
Balances at September 30, 2019	$27	$(93)	$(66)

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$249	$261	$249	$255
3.60% 2026 Senior Notes	743	826	742	777
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	811	809	774	785
6 ½% 2029 GO Zone Senior Notes	—	—	99	103
3.375% 2030 Senior Notes	296	321	—	—
3.50% 2032 GO Zone Refunding Senior Notes	249	261	249	267
6 ½% 2035 GO Zone Senior Notes	89	89	88	92
6 ½% 2035 IKE Zone Senior Notes	65	65	65	68
5.0% 2046 Senior Notes	677	809	677	761
4.375% 2047 Senior Notes	491	533	491	505

10. Income Taxes
The effective income tax rate was a benefit of 27.8% for the three months ended September 30, 2020 as compared to an expense of 23.1% for the three months ended September 30, 2019. The effective income tax rate for the three months ended September 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of additional federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction as a result of the NOL carryback. The effective income tax rate for the three months ended September 30, 2019 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
The effective income tax rate was a benefit of 42.9% for the nine months ended September 30, 2020 as compared to an expense of 24.1% for the nine months ended September 30, 2019. The effective income tax rate for the nine months ended September 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal NOL to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit. The effective income tax rate for the nine months ended September 30, 2019 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act, among other things, permits any federal NOL generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80.0% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21.0% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35.0% result in an income tax rate benefit. At the end of 2019, the Company generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30.0% to 50.0% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three and nine months ended September 30, 2020, the carryback of the federal NOL resulted in a net tax benefit of $27 and $95, respectively, for the Company, primarily from the tax rate difference, partially offset by the reduction in the Section 199 domestic manufacturing deduction.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Westlake Chemical Corporation	$57	$158	$217	$349
Less:
Net income attributable to participating securities	—	(1)	(1)	(2)
Net income attributable to common shareholders	$57	$157	$216	$347

The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares—basic	127,701,340	128,216,105	127,872,434	128,408,841
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	252,567	336,255	200,632	362,103
Weighted average common shares—diluted	127,953,907	128,552,360	128,073,066	128,770,944

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$0.45	$1.22	$1.69	$2.70
Diluted	$0.45	$1.22	$1.69	$2.69

Excluded from the computation of diluted earnings per share are options to purchase 1,298,659 and 805,878 shares of common stock for the three months ended September 30, 2020 and 2019, respectively; and 1,234,126 and 564,676 shares of common stock for the nine months ended September 30, 2020 and 2019, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends per common share	$0.2700	$0.2625	$0.7950	$0.7625

12. Supplemental Information
Equity Method Investments
The Company's investment in LACC, a related party, was $966 and $1,038 at September 30, 2020 and December 31, 2019, respectively. The Company received $5 and $44 during the three months ended September 30, 2020 and nine months ended September 30, 2020, respectively, from LACC representing return of investment.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

Accrued and Other Liabilities
Accrued and other liabilities were $771 and $768 at September 30, 2020 and December 31, 2019, respectively. Accrued rebates and operating lease liability, which are components of accrued and other liabilities, were $114 and $93 at September 30, 2020, respectively; and $115 and $93 at December 31, 2019, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $37 and $41 at September 30, 2020 and December 31, 2019, respectively.
Restructuring, Transaction and Integration-related Costs
For the three months ended September 30, 2020, the restructuring, transaction and integration-related costs of $34 related to the decision to close a non-integrated plant located in Germany that was part of the Vinyls segment. The expenses primarily consisted of the write-off of certain assets of $8 and other costs associated with the plant closure. For the three months ended September 30, 2019, the restructuring, transaction and integration-related costs of $8 consisted of restructuring expenses of $3 related to certain Vinyls segment operations and integration-related consulting fees and costs associated with acquisitions of $5.
For the nine months ended September 30, 2020, the restructuring, transaction and integration-related costs of $36 primarily consisted of restructuring expenses of $34 related to the decision to close the non-integrated plant located in Germany. The expenses primarily consisted of the write-off of certain assets of $8 and other costs associated with the plant closure. For the nine months ended September 30, 2019, the restructuring, transaction and integration-related costs of $32 consisted of restructuring expenses of $22 related to charges associated with the write-off of certain Vinyls segment assets and integration-related consulting fees and costs associated with acquisitions of $10.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $49 and $24, for the nine months ended September 30, 2020 and 2019, respectively.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied, so those cases will proceed with discovery. In October 2020, a similar class action proceeding was filed in Canada before the Superior Court of Quebec. This case seeks authorization of a class action on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the date of the authorization of such class action or such other date deemed appropriate by the court. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of September 30, 2020 and December 31, 2019, the Company had reserves for environmental contingencies totaling approximately $48 and $47, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation (formerly known as PolyOne Corporation, "Avient"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a new Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, the EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an administrative settlement agreement and order on consent for remedial design. In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. The Company, jointly with the other PRPs, submitted a good faith offer response in December 2019. On September 17, 2020, the EPA and the Department of Justice filed a proposed consent decree for the remedial action with the U.S. District Court for the Western District of Kentucky. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and Avient. These agreements and associated litigation are described below.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

In connection with the 1990 and 1997 acquisitions of the Goodrich chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Company for any liabilities related to preexisting contamination at the complex. For its part, the Company agreed to indemnify Goodrich for post-closing contamination caused by the Company's operations. The soil and groundwater at the complex, which does not include the Company's nearby PVC facility, had been extensively contaminated by Goodrich's operations. In 1993, Goodrich spun off the predecessor of Avient, and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination. In 2003, litigation arose among the Company, Goodrich and Avient with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and the case was dismissed. In the settlement, the parties agreed that, among other things: (1) Avient would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; and (2) either the Company or Avient might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage. In May 2017, Avient filed a demand for arbitration. In this proceeding, Avient sought to readjust the percentage allocation of future costs and to recover approximately $11 from the Company in reimbursement of previously paid remediation costs. The Company's cross demand for arbitration seeking unreimbursed remediation costs incurred during the relevant period was dismissed from the proceedings when Avient paid such costs in full at the beginning of the arbitration hearing.
On July 10, 2018, Avient sued the Company in the U.S. District Court for the Western District of Kentucky, and sought to invalidate the arbitration provisions in the parties' 2007 settlement agreement and enjoin the arbitration it had initiated in 2017. On July 30, 2018, the district court refused to enjoin the arbitration and, on January 15, 2019, the court granted the Company's motion to dismiss Avient's suit. On February 13, 2019, Avient appealed those decisions to the U.S. Court of Appeals for the Sixth Circuit. The court of appeals issued an opinion and final order on September 6, 2019, affirming the district court.
The arbitration hearing began in August 2018 and concluded in December 2018. On May 22, 2019, the arbitration panel issued its final award. It determined that Avient was responsible for 100% of the allocable costs at issue in the proceeding and that Avient would remain responsible for 100% of the costs to operate the existing groundwater remedy at the Calvert City site. In August 2019, Avient filed a motion to vacate before the U.S. District Court for the Western District of Kentucky, seeking to invalidate the final award under the Federal Arbitration Act. On February 11, 2020, the U.S. District Court for the Western District of Kentucky denied Avient's motion to vacate and affirmed the arbitration final award. Avient did not file a notice of appeal before the March 10, 2020 deadline to contest the court's decision. Accordingly, the final award was affirmed and the arbitration proceeding is fully and finally resolved. At this time, the Company is not able to estimate the impact, if any, that any subsequent arbitration or judicial proceeding could have on the Company's consolidated financial statements either in the current period or in later periods. Any cash expenditures that the Company might incur in the future with respect to the remediation of contamination at the Calvert City complex would likely be spread out over an extended period. As a result, the Company believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

14. Segment Information
The Company operates in two principal operating segments: Vinyls and Olefins. These segments are strategic business units that offer a variety of different products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net external sales
Vinyls
PVC, caustic soda and other	$1,116	$1,253	$3,333	$3,879
Building products	413	365	1,049	972
Total Vinyls	1,529	1,618	4,382	4,851
Olefins
Polyethylene	302	315	914	997
Styrene, feedstock and other	67	133	243	387
Total Olefins	369	448	1,157	1,384
	$1,898	$2,066	$5,539	$6,235

Intersegment sales
Vinyls	$—	$—	$1	$1
Olefins	79	72	183	238
	$79	$72	$184	$239

Income (loss) from operations
Vinyls	$42	$153	$135	$383
Olefins	51	92	138	211
Corporate and other	(14)	(19)	(22)	(40)
	$79	$226	$251	$554

Depreciation and amortization
Vinyls	$160	$141	$467	$413
Olefins	34	35	104	106
Corporate and other	2	2	6	6
	$196	$178	$577	$525

Other income, net
Vinyls	$7	$12	$21	$18
Olefins	1	1	2	4
Corporate and other	4	8	9	10
	$12	$21	$32	$32

Provision for (benefit from) income taxes
Vinyls	$(25)	$31	$(121)	$76
Olefins	4	18	41	45
Corporate and other	6	1	5	(1)
	$(15)	$50	$(75)	$120

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures
Vinyls	$94	$165	$338	$511
Olefins	16	25	60	87
Corporate and other	2	3	5	6
	$112	$193	$403	$604
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from operations	$79	$226	$251	$554
Interest expense	(37)	(31)	(108)	(89)
Other income, net	12	21	32	32
Income before income taxes	$54	$216	$175	$497

	September 30, 2020	December 31, 2019
Total assets
Vinyls	$10,419	$10,597
Olefins	1,906	1,991
Corporate and other	1,369	673
	$13,694	$13,261

15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("WLKP") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, WLKP completed its initial public offering of 12,937,500 common units.
At September 30, 2020, WLKP had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLKP through the Company's ownership of WLKP's general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, WLKP and Westlake Partners GP, the general partner of WLKP, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLKP's common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2020.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Chemical Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers due to lower crude oil prices from the third quarter of 2014 through the third quarter of 2020, which has resulted in reduced prices and lower margins for our Olefins segment. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In recent months, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the coronavirus ("COVID-19") pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Looking forward, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Westlake is the second-largest PVC producer and the second-largest chlor-alkali producer in the world. Since late 2010, the PVC industry in the U.S. has experienced an increase in PVC resin exports, driven largely by more competitive feedstock and energy cost positions in the U.S. As a consequence, the U.S. PVC resin industry operating rates have improved since 2010. In response to increased demand, PVC pricing is expected to generally improve in the remainder of 2020. Globally, there were large chlor-alkali capacity additions between 2008 and 2015 resulting in excess capacity and lower industry operating rates which exerted downward pressure on caustic soda pricing. From 2015 through the end of 2018, the capacity additions have been outpaced by an increase in demand driven by improving economic growth and U.S. producers' competitive export position, which resulted in improved operating rates and caustic soda pricing. Since the second half of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. In addition, COVID-19 has negatively impacted demand for our products both in the domestic as well as in the export markets in recent months.
Recent Developments
Recent Developments Related to COVID-19 Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continues to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants recommenced production. While plant operating rates have improved over the course of the third quarter of 2020, operating rates for some plants remain below our normal seasonal operating rates due to continuing demand and price pressures. For a discussion of the additional impact on plant operating rates from recent hurricanes, see "Impact of Hurricanes Laura and Delta" below. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant resulting disruptions to our business operations in the near future.
Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and vendors. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and health authorities.

Though the government restrictions across the world generally started to ease in the later part of the second quarter of 2020, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns (whether through a continuation of existing measures or the re-imposition of prior measures). Certain parts of Europe may see the implementation of new government restrictions due to a recent increase in COVID-19 cases. Restrictions of this nature have caused, and may continue to cause us and our customers to experience reduced demand and operational delays. Lockdowns across the world and curtailed business activities specifically in transportation, construction, automotive and oil and gas related activities have resulted in and may continue to result in an oversupplied market. We continue to see weakness in demand for some of our products due to the continuing impact of restrictions on business activities.
Due to the sudden collapse of crude oil prices in early March 2020, the cost advantage of North American ethane-based ethylene producers over naphtha-based ethylene producers has been significantly eroded. We started seeing impact from this erosion towards the end of the first quarter of 2020. Crude oil prices have recovered somewhat since the second quarter of 2020. If this trend is not sustained in the future, it could continue to result in reduced prices and lower margins for our Olefins segment and some of our products in the Vinyls segment. In addition, our Olefins segment has been impacted by the addition of new ethylene production capacity in recent months.
We have taken proactive actions to respond to the challenges presented by the conditions described above and minimize the impact to our business. We have implemented strategies to reduce costs, increase operational efficiencies, maintain strong liquidity and lower our capital spending. We expect to reduce our capital spending in 2020 to be in the range of $500 million to $550 million. Additionally, we deferred the planned turnaround at our Petro 2 ethylene unit and associated maintenance cost into the second half of 2021. The turnaround is expected to last approximately 60 days.
In addition, as of September 30, 2020, we had $1,217 million of cash and cash equivalents on our consolidated balance sheet, which remains available to support our operations, in addition to the $1 billion of availability under the Credit Agreement. Our borrowings of $1 billion under the Credit Agreement on March 20, 2020 were fully repaid on June 4, 2020.
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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted and signed into law. The CARES Act, among other things, permits any federal net operating loss ("NOL") generated in 2018, 2019 and 2020 to be carried back to each of the five tax years preceding the tax year of the federal NOL to fully offset taxable income to generate a refund of previously paid income taxes. However, any such federal NOL not carried back can be carried forward to fully offset taxable income, but only for the taxable years beginning before January 1, 2021, after which, the federal NOL deduction limitation not to exceed 80% of taxable income under the U.S. Tax Cuts and Jobs Act (the "Tax Act") will be reinstated. Federal NOLs generated in 2018, 2019 and 2020 measured at the current U.S. corporate tax rate of 21% that are carried back to taxable years prior to the Tax Act to fully offset taxable income taxed at the U.S. corporate tax rate of 35% result in an income tax rate benefit. At the end of 2019, we generated a federal NOL primarily due to bonus tax depreciation from the Company's investment in LACC, LLC ("LACC"), which is accounted for as an equity method investment. This federal NOL was increased to account for the disallowed interest deduction which originated in 2019 that is no longer disallowed due to the increase in the business interest expense deduction limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020 as permitted under the CARES Act. For the three and nine months ended September 30, 2020, the carryback of the federal NOL resulted in a net tax benefit of $27 million and $95 million, respectively, for the Company, primarily from the tax rate difference, partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction.

6 ½% GO Zone Senior Notes due 2029
During June 2020, the Company directed the Louisiana Local Government Environmental Facilities and Community Development Authority (the "Authority") to optionally redeem in full $100 million aggregate principal amount of the 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the Gulf Opportunity Zone Act of 2005 (the "GO Zone Act") for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 million aggregate principal amount of the 6 ½% 2029 GO Zone Senior Notes to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection therewith, the 2029 GO Zone Bonds trustee surrendered the 6 ½% 2029 GO Zone Senior Notes for cancellation. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds.
Impact of Hurricanes Laura and Delta
On August 27, 2020, Hurricane Laura made landfall in Louisiana as a Category 4 storm, which resulted in widespread damage to property and infrastructure in the greater Lake Charles area, including the electricity transmission system. On October 9, 2020, Hurricane Delta made landfall as a Category 2 storm in the same general vicinity of Louisiana. As a precautionary measure, Westlake idled its facilities in the Lake Charles area in advance of each storm. As a result of Hurricane Laura, most of Westlake's facilities in the Lake Charles area were shut down starting the last week of August and remained shut down through much of September. Several facilities resumed production at the end of September but then had to idle production as a result of Hurricane Delta. Westlake's facilities in the Lake Charles area have resumed production. The shut downs resulted in higher maintenance expense of $39 million in the third quarter.
Schkopau Plant Closure
During September 2020, the Company initiated consultations with the works council at its Schkopau, Germany site regarding the closure of the site's paste polyvinyl chloride plant. The decision was driven by the plant's lack of long-term economic viability. The Company has taken an accounting charge of $34 million in the third quarter of 2020 associated with the closure. Customers will continue to be supplied from the Company's larger, backward-integrated sites at Burghausen, Gendorf and Cologne, Germany.
6 ½% GO Zone and IKE Zone Senior Notes due 2035
During September 2020, the Company directed the Authority to optionally redeem in full (1) $89 million aggregate principal amount of the 2035 GO Zone Bonds, and (2) $65 million aggregate principal amount of the 2035 IKE Zone Bonds, in each case, on November 1, 2020 at a redemption price equal to 100% of the principal amount of the 2035 Revenue Bonds plus accrued and unpaid interest to the redemption date. The 2035 GO Zone Bonds were issued by the Authority in December 2010 under the GO Zone Act for the benefit of the Company and bore interest at a rate of 6.50% per annum. The 2035 IKE Zone Bonds were issued by the Authority in December 2010 under Section 704 of the Emergency Economic Stabilization Act of 2008 for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2035 Revenue Bonds in December 2010, the Company issued $89 million aggregate principal amount of the 6 ½% 2035 GO Zone Senior Notes and $65 million aggregate principal amount of the 6 ½% 2035 IKE Zone Senior Notes to evidence and secure the Company's obligations under the Loan Agreements relating to the 2035 Revenue Bonds. On November 1, 2020, the Company purchased the 2035 Revenue Bonds in lieu of optional redemption. In connection with the purchase of the 2035 Revenue Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2035 Revenue Bonds trustee to surrender the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes to the Senior Notes trustee for cancellation. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2035 Revenue Bonds.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in millions, except per share data)
Net external sales
Vinyls
PVC, caustic soda and other	$1,116	$1,253	$3,333	$3,879
Building products	413	365	1,049	972
Total Vinyls	1,529	1,618	4,382	4,851
Olefins
Polyethylene	302	315	914	997
Styrene, feedstock and other	67	133	243	387
Total Olefins	369	448	1,157	1,384
Total	$1,898	$2,066	$5,539	$6,235

Income (loss) from operations
Vinyls	$42	$153	$135	$383
Olefins	51	92	138	211
Corporate and other	(14)	(19)	(22)	(40)
Total income from operations	79	226	251	554
Interest expense	(37)	(31)	(108)	(89)
Other income, net	12	21	32	32
Provision for (benefit from) income taxes	(15)	50	(75)	120
Net income	69	166	250	377
Net income attributable to noncontrolling interests	12	8	33	28
Net income attributable to Westlake Chemical Corporation	$57	$158	$217	$349
Diluted earnings per share	$0.45	$1.22	$1.69	$2.69
EBITDA (1)	$287	$425	$860	$1,111
_____________

(1)	See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Vinyls	-3.5%	-1.9%	-7.9%	-1.8%
Olefins	+0.4%	-18.2%	-11.9%	-4.6%
Company	-2.6%	-5.4%	-8.7%	-2.4%

Average Industry Prices (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average domestic prices
Ethane (cents/lb) (2)	7.4	5.8	6.2	7.6
Propane (cents/lb) (3)	11.9	10.3	10.1	13.0
Ethylene (cents/lb) (4)	19.3	20.7	15.4	17.1
Polyethylene (cents/lb) (5)	61.0	59.0	54.1	60.7
Styrene (cents/lb) (6)	53.8	79.9	54.8	79.8
Caustic soda ($/short ton) (7)	697	692	681	702
Chlorine ($/short ton) (8)	176	175	176	175
PVC (cents/lb) (9)	72.5	68.8	70.3	68.6

Average export prices
Polyethylene (cents/lb) (10)	45.7	39.7	41.2	42.2
Caustic soda ($/short ton) (11)	260	275	261	291
PVC (cents/lb) (12)	38.5	35.1	34.3	35.4
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Average Mont Belvieu spot prices of purity ethane over the period.

(3)	Average Mont Belvieu spot prices of non-TET propane over the period.

(4)	Average North American spot prices of ethylene over the period.

(5)	Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.

(6)	Average North American contract prices of styrene over the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in millions)
Net cash provided by operating activities	$357	$501	$866	$968
Changes in operating assets and liabilities and other	(230)	(316)	(462)	(557)
Deferred income taxes	(58)	(19)	(154)	(34)
Net income	69	166	250	377
Less:
Other income, net	12	21	32	32
Interest expense	(37)	(31)	(108)	(89)
Benefit from (provision for) income taxes	15	(50)	75	(120)
Income from operations	79	226	251	554
Add:
Depreciation and amortization	196	178	577	525
Other income, net	12	21	32	32
EBITDA	$287	$425	$860	$1,111

Summary
For the quarter ended September 30, 2020, net income attributable to Westlake was $57 million, or $0.45 per diluted share, on net sales of $1,898 million. This represents a decrease in net income attributable to Westlake of $101 million, or $0.77 per diluted share, compared to the quarter ended September 30, 2019 net income attributable to Westlake of $158 million, or $1.22 per diluted share, on net sales of $2,066 million. The decrease in net income was primarily due to the shutdowns of our Lake Charles facilities in late August and September due to Hurricane Laura, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products; lower sales prices for some of our major products; and an expense of $34 million associated with the closure of the non-integrated plant in Germany. These decreases were partially offset by the income tax rate benefit of $27 million, or $0.21 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act, higher sales volumes for downstream vinyl products and lower fuel costs. Income from operations for the quarter ended September 30, 2020 was $79 million, a $147 million decrease from income from operations of $226 million for the quarter ended September 30, 2019. The decrease in income from operations was primarily due to the shutdowns of our Lake Charles facilities in late August and September due to Hurricane Laura, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products; lower sales prices for some of our major products; higher feedstock costs; and an expense of $34 million associated with the closure of the non-integrated plant in Germany. The decreases were partially offset by higher downstream vinyl products sales and lower fuel costs. Net sales for the quarter ended September 30, 2020 decreased by $168 million compared to net sales for the quarter ended September 30, 2019, mainly due to lower sales prices for some of our major products and lower sales volumes for many of our major products, partially offset by higher sales volumes for vinyls downstream products.
For the nine months ended September 30, 2020, net income attributable to Westlake was $217 million, or $1.69 per diluted share, on net sales of $5,539 million. This represents a decrease in net income attributable to Westlake of $132 million, or $1.00 per diluted share, compared to the nine months ended September 30, 2019 net income attributable to Westlake of $349 million, or $2.69 per diluted share, on net sales of $6,235 million. The decrease in net income was primarily due to lower global sales prices for our major products and lower sales volumes for caustic soda resulting from the impact of the COVID-19 pandemic and lower crude oil prices. Net income for the nine months ended September 30, 2020 was also impacted by the shutdowns of our Lake Charles facilities in late August and September due to Hurricane Laura, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. In addition, the nine months ended September 30, 2020 includes an expense of $34 million associated with the closure of the non-integrated plant in Germany and higher interest expense related to additional borrowings. These decreases were partially offset by the income tax rate benefit of $95 million, or $0.74 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act, higher sales volumes for vinyls downstream products and lower ethane feedstock and fuel costs, and selling, general and administrative expenses. Income from operations for the nine months ended September 30, 2020 was $251 million, a $303 million decrease from income from operations of $554 million for the nine months ended September 30, 2019. The decrease in income from operations was primarily due to lower global sales prices for our major products, lower sales volume for caustic soda, lower operating rates and higher maintenance expense due to Hurricane Laura. The decreases were partially offset by higher sales volumes for downstream vinyl products and lower ethane feedstock costs, fuel costs and selling, general and administrative costs. Net sales for the nine months ended September 30, 2020 decreased by $696 million compared to net sales for the nine months ended September 30, 2019, mainly due to lower sales prices for our major products and lower sales volumes for caustic soda, partially offset by higher sales volumes for downstream vinyl products.
RESULTS OF OPERATIONS
Third Quarter 2020 Compared with Third Quarter 2019
Net Sales. Net sales decreased by $168 million, or 8%, to $1,898 million in the third quarter of 2020 from $2,066 million in the third quarter of 2019, primarily attributable to lower sales prices for our major products and lower sales volumes for many of our major products, partially offset by higher sales volumes for downstream vinyl products. Average sales prices for the third quarter of 2020 decreased by 3% as compared to the third quarter of 2019, primarily due to the impact of the COVID-19 pandemic and lower crude oil prices. Sales volumes decreased by 5% for the third quarter of 2020 as compared to the third quarter of 2019, primarily due to the impact of Hurricane Laura.
Gross Profit. Gross profit margin percentage was 13% in the third quarter of 2020 as compared to 18% in the third quarter of 2019. The decrease in gross profit margin was primarily due to a decrease in prices for our major products and lower sales volumes for many of our major products, higher maintenance expense and other costs related to lower production, in each case due to Hurricane Laura. In addition, we experienced higher feedstock costs during the quarter ended September 30, 2020. These decreases were partially offset by higher downstream vinyl products sales volumes and lower fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of 2020 were $108 million, which was comparable to $110 million in the third quarter of 2019.

Amortization of Intangibles. Amortization expense was $27 million in the third quarter of 2020, which was comparable to the third quarter of 2019.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $34 million in the third quarter of 2020, as compared to $8 million in the third quarter of 2019. The third quarter 2020 restructuring, transaction and integration-related costs primarily related to the closure of the non-integrated PVC plant located in Germany and included the $8 million write-off of certain assets and other expenses associated with the plant closure. For the three months ended September 30, 2019, the restructuring, transaction and integration-related costs of $8 million primarily consisted of restructuring expenses of $3 million related to certain Vinyls segment operations and integration-related consulting fees and costs associated with acquisitions of $5 million.
Interest Expense. Interest expense increased by $6 million to $37 million in the third quarter of 2020 from $31 million in the third quarter of 2019, primarily as a result of higher average debt outstanding in the third quarter of 2020 as compared to the third quarter of 2019. The higher average debt balance in the third quarter of 2020 was primarily due to the issuance of the $300 million aggregate principal amount of 3.375% 2030 Senior Notes in June 2020 and lower interest capitalization due to lower activity with respect to capital expenditure projects. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net decreased by $9 million to $12 million in the third quarter of 2020, as compared to $21 million in the third quarter of 2019, primarily due to lower interest income and foreign exchange fluctuations. Prior-year period other income, net was also higher because we recognized insurance proceeds of $5 million in the third quarter of 2019.
Income Taxes. The effective income tax rate was a benefit of 27.8% for the third quarter of 2020 as compared to an expense of 23.1% for the third quarter of 2019. The change in effective tax rate in the third quarter of 2020 as compared to the third quarter of 2019 was primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $89 million, or 6%, to $1,529 million in the third quarter of 2020 from $1,618 million in the third quarter of 2019. The decrease was primarily due to lower sales prices for our major products and lower sales volumes for many of our major products due to Hurricane Laura, partially offset by an increase in sales volumes for downstream vinyl products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 4% in the third quarter of 2020 as compared to the third quarter of 2019. Sales volumes for the Vinyls segment decreased by 2% in the third quarter of 2020 as compared to the third quarter of 2019.
Income from Operations. Income from operations for the Vinyls segment decreased by $111 million to $42 million in the third quarter of 2020 from $153 million in the third quarter of 2019. This decrease in income from operations versus the prior-year period was primarily due to a decrease in prices for our major products and lower sales volumes for many of our major products, higher maintenance expense and other costs related to lower production, in each case due to Hurricane Laura, and by an expense of $34 million related to the plant closure in Germany. These decreases were partially offset by higher sales volumes for downstream vinyl products and lower fuel costs.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $79 million, or 18%, to $369 million in the third quarter of 2020 from $448 million in the third quarter of 2019. The decrease was mainly due to lower sales volumes for our major products as a result of the impact of Hurricane Laura on production at our Lake Charles facilities in the third quarter of 2020. Average sales prices for the Olefins segment in the third quarter of 2020 were comparable to the third quarter of 2019. Sales volumes for the Olefins segment decreased by 18% in the third quarter of 2020 as compared to the third quarter of 2019.
Income from Operations. Income from operations for the Olefins segment decreased by $41 million to $51 million in the third quarter of 2020 from $92 million in the third quarter of 2019. This decrease in income from operations was primarily due to lower sales volumes for our major products, higher maintenance expense and other costs related to lower production, in each case due to Hurricane Laura. In addition, we experienced higher feedstock costs during the quarter ended September 30, 2020. Trading activity for the third quarter of 2020 did not result in a net gain or loss as compared to a loss of $15 million for the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Net Sales. Net sales decreased by $696 million, or 11%, to $5,539 million in the nine months ended September 30, 2020 from $6,235 million in the nine months ended September 30, 2019, primarily attributable to lower sales prices for our major products and lower sales volumes for caustic soda, partially offset by higher sales volumes for downstream vinyl products. Average sales prices for the nine months ended September 30, 2020 decreased by 9% as compared to the nine months ended September 30, 2019 due to slower global economic activity as a result of the COVID-19 pandemic and lower crude oil prices. Sales volumes decreased by 2% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Gross Profit. Gross profit margin percentage was 13% in the nine months ended September 30, 2020 as compared to 16% in the nine months ended September 30, 2019. The decrease in gross profit margin was primarily due to lower global sales prices for our major products and lower sales volumes for caustic soda resulting from the impact of the COVID-19 pandemic and lower crude oil prices. Gross profit margin for the nine months ended September 30, 2020 was also impacted by the shutdown of our Lake Charles facilities in late August and September due to Hurricane Laura, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. In addition, the nine months ended September 30, 2020 included an expense of $34 million associated with the closure of the non-integrated plant in Germany. These decreases were partially offset by the higher sales volumes for vinyls downstream products and lower ethane feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $11 million to $332 million in the nine months ended September 30, 2020 as compared to $343 million in the nine months ended September 30, 2019. This decrease was mainly due to lower employee compensation and selling expenses.
Amortization of Intangibles. Amortization expense was $81 million in the nine months ended September 30, 2020, which was comparable to the nine months ended September 30, 2019.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the nine months ended September 30, 2020 were $36 million as compared to $32 million in the nine months ended September 30, 2019. The nine months ended September 30, 2020 restructuring, transaction and integration-related costs included $34 million of costs related to the closure of the non-integrated PVC plant located in Germany, which included the $8 million write-off of certain assets and other expenses associated with the plant closure. The restructuring, transaction and integration-related costs for the 2019 period primarily consisted of restructuring expenses of $22 million related to the write-off of certain assets and integration-related consulting fees and costs associated with acquisitions of $10 million.
Interest Expense. Interest expense increased by $19 million to $108 million in the nine months ended September 30, 2020 from $89 million in the nine months ended September 30, 2019, primarily as a result of higher average debt outstanding in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The higher average debt balance in the 2020 period was primarily due to the borrowings of $1 billion under our revolving credit facility in March 2020 (which were fully repaid in June 2020), the issuance of the $300 million aggregate principal amount of 3.375% 2030 Senior Notes in June 2020, the issuance of the €700 million aggregate principal amount of 1.625% 2029 Senior Notes in July 2019 and lower interest capitalization due to lower activity with respect to capital expenditure projects during the nine months ended September 30, 2020 as compared to the prior-year period. See "Liquidity and Capital Resources—Debt" below and Note 7 to the consolidated financial statements included in this Form 10-Q for further discussion of our indebtedness.
Other Income, Net. Other income, net of $32 million in the nine months ended September 30, 2020 was comparable to the other income, net in the nine months ended September 30, 2019.
Income Taxes. The effective income tax rate was a benefit of 42.9% for the nine months ended September 30, 2020 as compared to an expense of 24.1% for the nine months ended September 30, 2019. The change in effective tax rate in the nine months ended September 30, 2020 as compared to the prior-year period was primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment decreased by $469 million, or 10%, to $4,382 million in the nine months ended September 30, 2020 from $4,851 million in the nine months ended September 30, 2019. The decrease was mainly due to lower sales prices for our major products and lower sales volumes for caustic soda, partially offset by higher sales volumes for downstream vinyl products, as compared to the prior-year period. Average sales prices for the Vinyls segment decreased by 8% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to lower global economic activity as a result of the COVID-19 pandemic and lower crude oil prices. Sales volumes for the Vinyls segment decreased by 2% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Income from Operations. Income from operations for the Vinyls segment decreased by $248 million to $135 million in the nine months ended September 30, 2020 from $383 million in the nine months ended September 30, 2019. This decrease in income from operations was due to lower sales prices for our major products and lower sales volumes for caustic soda, mainly resulting from lower crude oil prices and slower global economic activity due to the COVID-19 pandemic. The decrease in income from operations versus the prior-year period was also due to lower sales volumes for many of our major products, higher maintenance expense and other costs related to lower production, in each case due to Hurricane Laura, and by an expense of $34 million related to the plant closure in Germany. These decreases were partially offset by higher sales volumes for downstream vinyl products and lower ethane feedstock costs, fuel and operating costs.
Olefins Segment
Net Sales. Net sales for the Olefins segment decreased by $227 million, or 16%, to $1,157 million in the nine months ended September 30, 2020 from $1,384 million in the nine months ended September 30, 2019. The decrease was mainly due to lower sales prices for our major products. Our sales volumes in the nine months ended September 30, 2020 were also impacted by the lower production due to Hurricane Laura. Sales volumes for the Olefins segment decreased by 5% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Average sales prices for the Olefins segment decreased by 12% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to lower global economic activity as a result of the COVID-19 pandemic and lower crude oil prices.
Income from Operations. Income from operations for the Olefins segment decreased by $73 million to $138 million in the nine months ended September 30, 2020 from $211 million in the nine months ended September 30, 2019. This decrease in income from operations was due to lower sales prices for our major products, mainly resulting from lower crude oil prices and slower global economic activity due to the COVID-19 pandemic. The decrease in income from operations versus the prior-year period was also due to lower sales volumes for many of our major products, higher maintenance expense and other costs related to lower production, in each case due to Hurricane Laura. These decreases were partially offset by lower ethane feedstock costs. Trading activity for the nine months ended September 30, 2020 resulted in a gain of approximately $1 million as compared to a loss of $26 million for the nine months ended September 30, 2019.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Cash Flows
Operating Activities
Operating activities provided cash of $866 million in the first nine months of 2020 compared to cash provided by operating activities of $968 million in the first nine months of 2019. The $102 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations due to the factors discussed in "Summary" above and other working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $120 million in the first nine months of 2020, compared to $41 million of cash provided in the first nine months of 2019, an unfavorable change of $161 million. The majority of the unfavorable changes were due to the change in accounts receivable which was driven by the expected income tax refund resulting from the CARES Act, as discussed previously. Other changes in working capital were due to lower inventories and higher accounts payable and accrued liabilities, primarily driven by the changes in inventory levels and operating activities.

Investing Activities
Net cash used for investing activities in the first nine months of 2020 was $366 million as compared to net cash used for investing activities of $948 million in the first nine months of 2019. Capital expenditures were $403 million in the first nine months of 2020, which was lower by $201 million as compared to $604 million in the first nine months of 2019. The decrease in capital expenditures was primarily due to lower expenses for expansion projects in the first nine months of 2020, as compared to the first nine months of 2019. Capital expenditures in the first nine months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first nine months of 2020, we received $44 million from our joint venture, LACC, representing a return of investment. The other investing activities in the first nine months of 2019 were acquisitions for $314 million, in the aggregate, net of acquired cash balances, and funding of $45 million for LACC.
Financing Activities
Net cash used for financing activities during the first nine months of 2020 was $14 million as compared to net cash provided by financing activities of $669 million in the first nine months of 2019. In March 2020, out of an abundance of caution due to the COVID-19 pandemic, we borrowed $1,000 million under our revolving credit facility, which was fully repaid in June 2020. In June 2020, we also completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes and, in August 2020, we redeemed the $100 million 6 ½% 2029 GO Zone Senior Notes. See "Liquidity and Capital Resources—Debt" below for more information. The remaining activities during the first nine months of 2020 were primarily related to the $102 million payment of cash dividends, the $39 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million and the $17 million repayment of short-term notes payable. In the first nine months of 2019, we received net proceeds of $784 million from the issuance of the 1.625% 2029 Senior Notes and $63 million from the issuance of Westlake Chemical Partners LP ("WLKP") common units. The remaining activities during the first nine months of 2019 were primarily related to the $98 million payment of cash dividends, the $40 million payment of cash distributions to noncontrolling interests and $30 million of repurchases of our common stock.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2020, we had repurchased 7,075,720 shares of our common stock for an aggregate purchase price of approximately $419 million under the 2014 Program. During the nine months ended September 30, 2020, we repurchased 995,529 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, WLKP and Westlake Partners GP, the general partner of WLKP, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLKP's common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program in 2018, 2019 or in the nine months ended September 30, 2020.
On March 20, 2020, out of an abundance of caution, we borrowed $1 billion under our $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") to maintain financial flexibility in light of uncertainty in the global markets caused by COVID-19. On June 4, 2020, we fully repaid the $1 billion of borrowings under the Credit Agreement and, as a result, have no current borrowings outstanding under our revolving credit facility.
On June 12, 2020, we completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes. See "Liquidity and Capital Resources—Debt" below for more information.

During June 2020, the Company directed the Authority to optionally redeem in full $100 million aggregate principal amount of the 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. The 2029 GO Zone Bonds were offered by the Authority in July 2010 under the GO Zone Act for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2029 GO Zone Bonds in July 2010, the Company issued $100 million aggregate principal amount of the 6 ½% 2029 GO Zone Senior Notes to evidence and secure the Company's obligations under the Amended and Restated Loan Agreement relating to the 2029 GO Zone Bonds. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection therewith, the 2029 GO Zone Bonds trustee surrendered the 6 ½% 2029 GO Zone Senior Notes for cancellation. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2029 GO Zone Bonds.
During September 2020, the Company directed the Authority to optionally redeem in full (1) $89 million aggregate principal amount of the 2035 GO Zone Bonds and (2) $65 million aggregate principal amount of the 2035 IKE Zone Bonds (together with the 2035 GO Zone Bonds, the “2035 Revenue Bonds”), in each case, on November 1, 2020 at a redemption price equal to 100% of the principal amount of the 2035 Revenue Bonds plus accrued and unpaid interest to the redemption date. The 2035 GO Zone Bonds were issued by the Authority in December 2010 under the GO Zone Act for the benefit of the Company and bore interest at a rate of 6.50% per annum. The 2035 IKE Zone Bonds were issued by the Authority in December 2010 under Section 704 of the Emergency Economic Stabilization Act of 2008 for the benefit of the Company and bore interest at a rate of 6.50% per annum. In connection with the offering of the 2035 Revenue Bonds in December 2010, the Company issued $89 million aggregate principal amount of the 6 ½% 2035 GO Zone Senior Notes and $65 million aggregate principal amount of the 6 ½% 2035 IKE Zone Senior Notes to evidence and secure the Company's obligations under the Loan Agreements relating to the 2035 Revenue Bonds. On November 1, 2020, the Company purchased the 2035 Revenue Bonds in lieu of optional redemption. In connection with the purchase of the 2035 Revenue Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2035 Revenue Bonds trustee to surrender the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes to the Senior Notes trustee for cancellation. A portion of the net proceeds from the issuance of the 3.375% 2030 Senior Notes was used to fund the purchase in lieu of optional redemption of the 2035 Revenue Bonds.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions or potential acquisitions would likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of September 30, 2020, our cash and cash equivalents totaled $1,217 million.
Debt
As of September 30, 2020, our indebtedness totaled $3.7 billion. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 7 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion Credit Agreement and, in connection therewith, terminated the existing $1 billion revolving credit facility that was scheduled to mature on August 23, 2021. The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2020, we had no borrowings outstanding under the Credit Agreement. As of September 30, 2020, we had no outstanding letters of credit and had $1 billion of borrowing availability (absent an exercise of the accordion feature) under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2020, we were in compliance with the total leverage ratio financial maintenance covenant.

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
In July 2010, the Authority completed the reoffering of $100 million of the 2029 GO Zone Bonds. In connection with the reoffering of the 2029 GO Zone Bonds, we issued $100 million of the 6 ½% 2029 GO Zone Senior Notes. In December 2010, the Authority issued $89 million of the 6 ½% 2035 GO Zone Bonds. In connection with the issuance of the 6 ½% 2035 GO Zone Bonds, we issued $89 million of the 6 ½% 2035 GO Zone Senior Notes. In December 2010, the Authority completed the offering of $65 million of the 6 ½% 2035 IKE Zone Bonds under Section 704 of the Emergency Economic Stabilization Act of 2008. In connection with the issuance of the 6 ½% 2035 IKE Zone Bonds, we issued $65 million of the 6 ½% 2035 IKE Zone Senior Notes.
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
In June 2020, we directed the Authority to optionally redeem in full $100 million aggregate principal amount of the outstanding 2029 GO Zone Bonds on August 1, 2020 at a redemption price equal to 100% of the principal amount of the 2029 GO Zone Bonds plus accrued and unpaid interest to the redemption date. On August 1, 2020, the Company purchased the 2029 GO Zone Bonds in lieu of optional redemption. In connection therewith, the GO Zone Bonds trustee surrendered the 6 ½% 2029 GO Zone Senior Notes for cancellation.
In September 2020, we directed the Authority to optionally redeem in full $89 million aggregate principal amount of the 2035 GO Zone Bonds and $65 million aggregate principal amount of the 2035 IKE Zone Bonds on November 1, 2020 at a redemption price equal to 100% of the principal amount of the 2035 Revenue Bonds plus accrued and unpaid interest to the redemption date. On November 1, 2020, the Company purchased the 2035 Revenue Bonds in lieu of optional redemption. In connection with the purchase of the 2035 Revenue Bonds by the Company in lieu of optional redemption, the Authority is required to cause the 2035 Revenue Bonds trustee to surrender the 6 ½% 2035 GO Zone Senior Notes and the 6 ½% 2035 IKE Zone Senior Notes to the Senior Notes trustee for cancellation.
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

Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2020 was 0.18% and at December 31, 2019 was 1.78%.
1.625% Senior Notes due 2029
In July 2019, we completed the registered public offering of €700 million aggregate principal amount of the 1.625% Senior Notes due July 17, 2029. The Company received approximately $779 million of net proceeds from the offering. We may optionally redeem the 1.625% 2029 Senior Notes at any time and from time to time prior to April 17, 2029 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 17, 2029, we may optionally redeem the 1.625% 2029 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 1.625% 2029 Senior Notes may require us to repurchase the 1.625% 2029 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture and supplemental indenture governing the 1.625% 2029 Senior Notes).
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
As of September 30, 2020, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with WLKP, originally entered into on April 29, 2015. On March 19, 2020, the revolving credit facility was amended to extend the maturity to March 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolver bear interest, payable quarterly, at a variable rate of either (a) LIBOR plus 2.0% or (b) Alternate Base Rate plus 1.0%. WLKP may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2020, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of September 30, 2020, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	future operating rates, margins, cash flows and demand for our products (including product pricing);

•	industry market outlook, including the price of crude oil and addition of new industry capacity;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic;

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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at September 30, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $36 million and a hypothetical $0.10 increase in the price of a MMBtu of natural gas would have decreased our income before income taxes by $2 million. Based on our open derivative positions at September 30, 2020 on ethylene (which are related to OpCo's third party sales), a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before income taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2020, we had $3,725 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $37 million. Also, at September 30, 2020, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of September 30, 2020 was 0.18%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in our annual interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. LIBOR is set to be phased out at the end of 2021 and replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €150 million at September 30, 2020. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2019 Form 10-K, filed on February 19, 2020, contained a description of various legal proceedings in which we are involved. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. The defendant's joint motion to dismiss the direct purchaser lawsuits was denied, so those cases will proceed with discovery. In October 2020, a similar class action proceeding was filed in Canada before the Superior Court of Quebec. This case seeks authorization of a class action on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the date of the authorization of such class action or such other date deemed appropriate by the court. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
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

•
In August 2019, the Ohio Valley Environmental Coalition and the Sierra Club filed suit against the Company in the U.S. District Court for the Northern District of West Virginia alleging violations since May 2014 of discharge limits under a state-issued permit at our Natrium, West Virginia facility and seeking damages and injunctive relief. The Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit is subject to a consent order entered into with the West Virginia Department of Environmental Protection ("WVDEP"). Under the consent order and NPDES permit, the Natrium facility is subject to interim discharge limits for hexachlorocyclohexane (commonly referred to as "BHC") and mercury, any exceedances of which are subject to stipulated penalties outlined in the consent order. In March 2020, the court granted the Company's motion for summary judgment as to the plaintiffs' claims related to discharges of BHC, but denied summary judgment on plaintiffs' mercury claims. After exchange of expert reports in the matter and the issuance of a new NPDES permit by WVDEP, the parties initiated settlement discussions. On September 1, 2020, the court granted a joint motion to stay the proceedings while a settlement agreement is finalized. If a settlement is finalized, we do not believe this lawsuit will have any material impact on our consolidated financial statements either in the current period or in future periods, but the resolution of these matters may require a payment in excess of $100,000.

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

We have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to the Center for Disease Control and Prevention, the World Health Organization and other government restrictions and best practices encouraged by governmental and health authorities. However, the quarantine of personnel or the inability to access our facilities could adversely affect our operations. We may take further actions as required by government authorities from time to time or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic resulted in significant disruptions of global financial markets in the first half of 2020 and may continue to result in significant disruption of global financial markets if the pandemic continues, which may reduce our ability to access capital or our customers' ability to pay us for past or future purchases, which could negatively affect our liquidity. We may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of capital. The COVID-19 pandemic could also reduce the demand for our products, and we may have to temporarily idle plants or reduce operating rates. These impacts could adversely affect our results in the near future. In addition, a recession or a financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products.
The COVID-19 pandemic continues to persist, and we continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is considerably uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the disease or treat its impact, related governmental restrictions and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2020	201	$55.61	—	$131,155,000
August 2020	96	57.31	—	131,155,000
September 2020	645	62.52	—	131,155,000
	942	$60.52	—
_____________

(1)
Represents 201, 96 and 645 shares withheld in July 2020, August 2020 and September 2020, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.

(2)
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2020, 7,075,720 shares of our common stock had been acquired at an aggregate purchase price of approximately $419 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 4, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)