Form 10-Q
period 2021-03-31
WESTLAKE CHEMICAL CORP
filed 2021-05-05
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 28, 2021 was 128,132,613.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,393	$1,313
Accounts receivable, net	1,327	1,214
Inventories	955	918
Prepaid expenses and other current assets	59	32
Total current assets	3,734	3,477
Property, plant and equipment, net	6,921	6,920
Operating lease right-of-use assets	467	461
Goodwill	1,082	1,083
Customer relationships, net	419	444
Other intangible assets, net	160	168
Equity method investments	1,029	1,059
Other assets, net	238	223
Total assets	$14,050	$13,835
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$603	$536
Accrued and other liabilities	723	821
Total current liabilities	1,326	1,357
Long-term debt, net	3,547	3,566
Deferred income taxes	1,385	1,368
Pension and other post-retirement benefits	378	391
Operating lease liabilities	383	376
Other liabilities	206	199
Total liabilities	7,225	7,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2021 and December 31, 2020, respectively	1	1
Common stock, held in treasury, at cost; 6,520,062 and 6,821,174 shares at March 31, 2021 and December 31, 2020, respectively	(379)	(401)
Additional paid-in capital	564	569
Retained earnings	6,145	5,938
Accumulated other comprehensive loss	(70)	(64)
Total Westlake Chemical Corporation stockholders' equity	6,261	6,043
Noncontrolling interests	564	535
Total equity	6,825	6,578
Total liabilities and equity	$14,050	$13,835
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,357	$1,932
Cost of sales	1,848	1,649
Gross profit	509	283
Selling, general and administrative expenses	136	120
Amortization of intangibles	27	27
Income from operations	346	136
Other income (expense)
Interest expense	(33)	(31)
Other income, net	12	11
Income before income taxes	325	116
Provision for (benefit from) income taxes	72	(41)
Net income	253	157
Net income attributable to noncontrolling interests	11	12
Net income attributable to Westlake Chemical Corporation	$242	$145
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.88	$1.13
Diluted	$1.87	$1.13
Weighted average common shares outstanding:
Basic	127,955,532	128,237,364
Diluted	128,483,373	128,442,972
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions of dollars)
Net income	$253	$157
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	3	(25)
Income tax provision on foreign currency translation	(10)	(7)
Other comprehensive loss, net of income taxes	(7)	(32)
Comprehensive income	246	125
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended March 31, 2021 and 2020, respectively	10	12
Comprehensive income attributable to Westlake Chemical Corporation	$236	$113
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	242	—	11	253
Other comprehensive loss	—	—	—	—	—	—	(6)	(1)	(7)
Shares issued—stock-based compensation	—	—	(301,112)	22	(13)	—	—	—	9
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(35)	—	—	(35)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at March 31, 2021	134,651,380	$1	6,520,062	$(379)	$564	$6,145	$(70)	$564	$6,825

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	145	—	12	157
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(282,476)	18	(8)	(8)	—	—	2
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2020	134,651,380	$1	6,979,662	$(413)	$551	$5,860	$(106)	$545	$6,438
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$253	$157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	195	190
Stock-based compensation expense	8	6
Loss from disposition and write-off of property, plant and equipment	4	5
Deferred income taxes	10	126
Other losses (gains), net	3	(2)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(120)	(240)
Inventories	(42)	(8)
Prepaid expenses and other current assets	(12)	7
Accounts payable	75	(2)
Accrued and other liabilities	(84)	(146)
Other, net	(25)	(32)
Net cash provided by operating activities	265	61
Cash flows from investing activities
Additions to property, plant and equipment	(141)	(164)
Return of (additions to) investment from unconsolidated subsidiaries	(7)	39
Other, net	13	(7)
Net cash used for investing activities	(135)	(132)
Cash flows from financing activities
Distributions to noncontrolling interests	(11)	(10)
Dividends paid	(35)	(34)
Proceeds from debt issuance	4	—
Net proceeds from (repayment of) short-term notes payable	—	(21)
Proceeds from drawdown of revolver	—	1,000
Repurchase of common stock for treasury	—	(54)
Other, net	8	2
Net cash provided by (used for) financing activities	(34)	883
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(3)
Net increase in cash, cash equivalents and restricted cash	93	809
Cash, cash equivalents and restricted cash at beginning of period	1,337	750
Cash, cash equivalents and restricted cash at end of period	$1,430	$1,559
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Chemical Corporation (the "Company") included in the annual report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), filed with the SEC on February 24, 2021. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2020.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2021, its results of operations for the three months ended March 31, 2021 and 2020, and the changes in its cash position for the three months ended March 31, 2021 and 2020.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2021 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The coronavirus ("COVID-19") pandemic resulted in widespread adverse impacts on the global economy in 2020. As the COVID-19 pandemic and its impacts on the global economy continue, the Company may experience impacts on its business operations. However, the impact that COVID-19 will have on the financial condition, results of operations and cash flows of the Company cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines (in the United States, Europe and globally) and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
The Company holds a 50% interest in RS Cogen, LLC ("RS Cogen") with Entergy Power RS, LLC ("Entergy") holding the remaining interest. Effective January 2021, the Company consolidated RS Cogen into its consolidated financial statements and classified Entergy's 50% interest in RS Cogen as a component of noncontrolling interest on the consolidated balance sheet.
Recent Accounting Pronouncements
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from January 1, 2020 through December 31, 2022, and the adoption is not expected to have a material impact on our consolidated financial statements. Certain exceptions provided under this guidance may be applicable to future reference rate reform related transitions.
Recently Adopted Accounting Standards
Income Taxes (ASU No. 2019-12)
In December 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update removing certain exceptions for investments, intraperiod allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes. The accounting standard became effective for reporting periods beginning after December 15, 2020. The Company adopted this accounting standard effective January 1, 2021, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $37 and $24 at March 31, 2021 and December 31, 2020, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen's cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2021	December 31, 2020
Trade customers	$1,265	$1,086
Related parties	2	9
Allowance for credit losses	(18)	(17)
	1,249	1,078
Federal and state taxes	43	92
Other	35	44
Accounts receivable, net	$1,327	$1,214

4. Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished products	$534	$524
Feedstock, additives, chemicals and other raw materials	255	227
Materials and supplies	166	167
Inventories	$955	$918

5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

	Vinyls Segment	Olefins Segment	Total
Balances at December 31, 2020	$1,053	$30	$1,083
Effects of changes in foreign exchange rates	(1)	—	(1)
Balances at March 31, 2021	$1,052	$30	$1,082

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
6. Accounts Payable
Accounts payable consist of the following:

	March 31, 2021	December 31, 2020
Accounts payable—third parties	$568	$529
Accounts payable to related parties	1	—
Notes payable and current portion of long-term debt	34	7
Accounts payable	$603	$536

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$—	$250	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(6)	744	750	(6)	744
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	821	(10)	811	859	(10)	849
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(22)	678	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	34	—	34	—	—	—
Term loans due 2026 (the "2026 Term Loans")	4	—	4	—	—	—
Total long-term debt	3,620	(52)	3,568	3,620	(54)	3,566
Less:
Current portion of 8.73% 2022 RS Cogen Debt - Classified in Accounts Payable	(21)	—	(21)	—	—	—
Long-term debt, net of current portion	$3,599	$(52)	$3,547	$3,620	$(54)	$3,566
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2021, the Company had no borrowings outstanding under the Credit Agreement. As of March 31, 2021, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2021, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.

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
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly by September 2022. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23. The interest rate on these loans at March 31, 2021 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity.
As of March 31, 2021, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $27 and $28 at March 31, 2021 and December 31, 2020, respectively.
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2020	$(24)	$(40)	$(64)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(6)	(6)
Balances at March 31, 2021	$(24)	$(46)	$(70)

Balances at December 31, 2019	$3	$(77)	$(74)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(32)	(32)
Balances at March 31, 2020	$3	$(109)	$(106)

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
The majority of the Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.
The carrying and fair values of the Company's long-term debt are summarized in the table below.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$250	$257	$249	$259
3.60% 2026 Senior Notes	744	809	744	846
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	811	855	849	897
3.375% 2030 Senior Notes	296	312	296	332
3.50% 2032 GO Zone Refunding Senior Notes	249	275	249	276
5.0% 2046 Senior Notes	678	827	677	905
4.375% 2047 Senior Notes	491	544	491	597
8.73% 2022 RS Cogen Debt	34	34	—	—
2026 Term Loans	4	4	—	—

10. Income Taxes
The effective income tax rate was an expense of 22.2% for the three months ended March 31, 2021 as compared to a benefit of 35.3% for the three months ended March 31, 2020. The effective income tax rate for the three months ended March 31, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the three months ended March 31, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by the reduction in the Internal Revenue Code Section 199 domestic manufacturing deduction, as a result of the NOL carryback.
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

	Three Months Ended March 31,
	2021	2020
Net income attributable to Westlake Chemical Corporation	$242	$145
Less:
Net income attributable to participating securities	(1)	—
Net income attributable to common shareholders	$241	$145

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Weighted average common shares—basic	127,955,532	128,237,364
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	527,841	205,608
Weighted average common shares—diluted	128,483,373	128,442,972

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$1.88	$1.13
Diluted	$1.87	$1.13
Excluded from the computation of diluted earnings per share are options to purchase 575,727 and 1,099,638 shares of common stock for the three months ended March 31, 2021 and 2020, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Dividends per common share	$0.2700	$0.2625
12. Supplemental Information
Equity Method Investments
LACC, LLC
The Company's investment in LACC, LLC ("LACC"), a related party, was $958 and $961 at March 31, 2021 and December 31, 2020, respectively. The Company made capital contributions to LACC of $7 during the three months ended March 31, 2021.
Accrued and Other Liabilities
Accrued and other liabilities were $723 and $821 at March 31, 2021 and December 31, 2020, respectively. Accrued rebates and operating lease liability, which are components of accrued and other liabilities, were $84 and $89 at March 31, 2021, respectively; and $128 and $89 at December 31, 2020, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $37 and $61 at March 31, 2021 and December 31, 2020, respectively.
Non-cash Investing Activity
The change in capital expenditure accruals increasing additions to property, plant and equipment was $32 and $27 for the three months ended March 31, 2021 and 2020, respectively.

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
Environmental. As of March 31, 2021 and December 31, 2020, the Company had reserves for environmental contingencies totaling approximately $56 and $53, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Calvert City Proceedings. For several years, the Environmental Protection Agency (the "EPA") has been conducting remedial investigation and feasibility studies at the Company's Calvert City, Kentucky facility pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). As the current owner of the Calvert City facility, the Company was named by the EPA as a potentially responsible party ("PRP") along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation (formerly known as PolyOne Corporation, "Avient"). On November 30, 2017, the EPA published a draft Proposed Plan, incorporating by reference an August 2015 draft Remedial Investigation ("RI") report, an October 2017 draft Feasibility Study ("FS") report and a Technical Impracticability Waiver document dated December 19, 2017. On June 18, 2018, the EPA published an amendment to its Proposed Plan. The amended Proposed Plan describes a final remedy for the onshore portion of the site comprised of a containment wall, targeted treatment and supplemental hydraulic containment. The amended Proposed Plan also describes an interim approach to address the contamination under the river that would include recovery of any mobile contaminants by an extraction well along with further study of the extent of the contamination and potential treatment options. The EPA's estimated cost of implementation is $107, with an estimated $1 to $3 in annual operation and maintenance ("O&M") costs. In September 2018, the EPA published the Record of Decision ("ROD") for the site, formally selecting the preferred final and interim remedies outlined in the amended Proposed Plan. In October 2018, the EPA issued Special Notice letters to the PRPs for the remedial design phase of work under the ROD. In April 2019, the PRPs and the EPA entered into an administrative settlement agreement and order on consent for remedial design. In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. The Company, jointly with the other PRPs, submitted a good faith offer response in December 2019. On September 17, 2020, the EPA and the Department of Justice filed a proposed consent decree for the remedial action with the U.S. District Court for the Western District of Kentucky. On November 16, 2020, the Department of Justice filed a motion to approve and enter the consent decree. On January 28, 2021, the Court granted the unopposed motion to enter the consent decree, which became effective the same day. The Company's allocation of liability for remedial and O&M costs at the Calvert City site, if any, is governed by a series of agreements between the Company, Goodrich and Avient. These agreements and the associated litigation are described below.
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

	Three Months Ended March 31,
	2021	2020
Net external sales
Vinyls
PVC, caustic soda and other	$1,408	$1,213
Building products	412	292
Total Vinyls	1,820	1,505
Olefins
Polyethylene	414	310
Styrene, feedstock and other	123	117
Total Olefins	537	427
	$2,357	$1,932

Intersegment sales
Vinyls	$—	$—
Olefins	150	68
	$150	$68

Income (loss) from operations
Vinyls	$200	$73
Olefins	180	62
Corporate and other	(34)	1
	$346	$136

Depreciation and amortization
Vinyls	$157	$153
Olefins	36	35
Corporate and other	2	2
	$195	$190

Other income, net
Vinyls	$10	$6
Olefins	—	1
Corporate and other	2	4
	$12	$11

Provision for (benefit from) income taxes
Vinyls	$42	$(78)
Olefins	41	41
Corporate and other	(11)	(4)
	$72	$(41)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2021	2020
Capital expenditures
Vinyls	$118	$136
Olefins	23	27
Corporate and other	—	1
	$141	$164
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2021	2020
Income from operations	$346	$136
Interest expense	(33)	(31)
Other income, net	12	11
Income before income taxes	$325	$116

	March 31, 2021	December 31, 2020
Total assets
Vinyls	$10,791	$10,680
Olefins	1,987	1,923
Corporate and other	1,272	1,232
	$14,050	$13,835

15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("WLK Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, WLK Partners completed its initial public offering of 12,937,500 common units.
At March 31, 2021, WLK Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLK Partners through the Company's ownership of WLK Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, WLK Partners and Westlake Partners GP, the general partner of WLK Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Chemical Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Chemical Corporation included in Westlake Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Chemical Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
We are a vertically-integrated global manufacturer and marketer of basic chemicals, vinyls, polymers and building products. Our two principal operating segments are Vinyls and Olefins. We use the majority of our internally-produced basic chemicals to produce higher value-added chemicals, polymers and building products.
Consumption of the basic chemicals that we manufacture in the commodity portions of our vinyls and olefins processes has increased significantly since we began operations in 1986. Our vinyls and olefins products are some of the most widely used chemicals in the world and are upgraded into a wide variety of higher value-added chemical products used in many end-markets. Chlor-alkali and petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.

Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Global demand for most of our vinyls products started strengthening in the second half of 2020 and remained strong in the first quarter of 2021, and we expect global demand for most of our vinyls products to remain robust through the remainder of 2021. Depending on the performance of the global economy, potential changes in international trade and tariffs policies, the trend of crude oil prices, the timing of the new capacity additions in 2021 and beyond, and the sustainability of the current, strong demand for most of our products, our financial condition, results of operations or cash flows could be negatively or positively impacted.
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers during periods of lower crude oil prices. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In the past year, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the coronavirus ("COVID-19") pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Additionally, we have seen volatility in ethane and ethylene prices in the first quarter of 2021 due to the severe winter storm in February 2021 that resulted in shutdowns of many industry production facilities in the southern United States. Global demand for most of our olefins products started strengthening in the second half of 2020 and remained strong in the first quarter of 2021, and we expect global demand for most of our olefins products to remain robust through the remainder of 2021. However, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.
Significant Developments
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. We were designated as an essential industry by many governments based on the nature of the products we manufacture. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continued to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants recommenced production. Except for the impact of the severe winter storm discussed under "February Winter Storm," operating rates have improved for most of our plants since the second half of 2020 due to continuing increase in demand for our products. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant disruptions to our business operations in the near future.
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

Though the government restrictions across the world generally started to ease in the later part of the second quarter of 2020 and through the first quarter of 2021, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. Factors that could impact the spread of COVID-19 include timing and logistics with respect to the distribution of vaccines (in the United States, Europe and globally) and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments. Governmental and other measures include the potential re-imposition of large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns (whether through a continuation of existing measures or the re-imposition of prior measures). Restrictions of this nature may cause us and our customers to experience reduced demand and operational delays. Lockdowns across the world and curtailed business activities specifically in transportation, construction, automotive and oil and gas related activities may result in an oversupplied market.
Due to the sudden collapse of crude oil prices in early March 2020, the cost advantage of North American ethane-based ethylene producers over naphtha-based ethylene producers significantly eroded. We started seeing the impact from this erosion towards the end of the first quarter of 2020. Crude oil prices have recovered since the second quarter of 2020 and the cost advantage of North American ethane-based ethylene producers has improved as well. If this trend is not sustained in the future, it could result in reduced prices and lower margins for some of our products in the Vinyls segment and the Olefins segment.
We have taken proactive actions to respond to the challenges presented by the conditions described above and minimize the impact to our business. We have implemented strategies to reduce costs, increase operational efficiencies and maintain strong liquidity. Additionally, we deferred the planned turnaround at our Petro 2 ethylene unit and associated maintenance cost from 2020 into the second half of 2021. The turnaround is expected to last approximately 60 days.
In addition, as of March 31, 2021, we had $1,393 million of cash and cash equivalents on our consolidated balance sheet, which remains available to support our operations, in addition to the $1 billion of availability under the Credit Agreement.
February Winter Storm
In February 2021, large parts of the southern United States, including Texas, Louisiana, Kentucky, and Mississippi, experienced a severe winter storm. Due to the severe winter storm, several of our facilities in the region experienced disruption to their operations, resulting in lost production and sales, and additional maintenance costs of approximately $14 million in the first quarter of 2021. Our facilities that were impacted by this storm have since resumed production.
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

Results of Operations

	Three Months Ended March 31,
	2021	2020

	(dollars in millions, except per share data)
Net external sales
Vinyls
PVC, caustic soda and other	$1,408	$1,213
Building products	412	292
Total Vinyls	1,820	1,505
Olefins
Polyethylene	414	310
Styrene, feedstock and other	123	117
Total Olefins	537	427
Total	$2,357	$1,932

Income (loss) from operations
Vinyls	$200	$73
Olefins	180	62
Corporate and other	(34)	1
Total income from operations	346	136
Interest expense	(33)	(31)
Other income, net	12	11
Provision for (benefit from) income taxes	72	(41)
Net income	253	157
Net income attributable to noncontrolling interests	11	12
Net income attributable to Westlake Chemical Corporation	$242	$145
Diluted earnings per share	$1.87	$1.13
EBITDA (1)	$553	$337
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2021
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Vinyls	+19.1%	+1.8%
Olefins	+35.2%	-9.4%
Company	+22.7%	-0.7%

Average Industry Prices (1)
	Three Months Ended March 31,
	2021	2020
Average domestic prices
Natural gas ($/MMBtu) (2)	2.8	2.0
Ethane (cents/lb) (3)	8.1	4.7
Propane (cents/lb) (4)	21.2	8.8
Ethylene (cents/lb) (5)	45.1	15.8
Polyethylene (cents/lb) (6)	78.0	52.3
Styrene (cents/lb) (7)	76.5	62.3
Caustic soda ($/short ton) (8)	648	648
Chlorine ($/short ton) (9)	234	176
PVC (cents/lb) (10)	92.8	71.8

Average export prices
Polyethylene (cents/lb) (11)	76.3	39.4
Caustic soda ($/short ton) (12)	249	203
PVC (cents/lb) (13)	67.8	36.9
_____________
(1)Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.
(2)Average Burner Tip contract prices of natural gas over the period.
(3)Average Mont Belvieu spot prices of purity ethane over the period.
(4)Average Mont Belvieu spot prices of non-TET propane over the period.
(5)Average North American spot prices of ethylene over the period.
(6)Average North American Net Transaction prices of polyethylene low density GP-Film grade over the period.
(7)Average North American contract prices of styrene over the period.
(8)Average USGC-CSLi index values for caustic soda over the period. As stated by IHS, "the caustic soda price listing represents the USGC-CSLi values. USGC-CSLi does not reflect contract price discounts, implementation lags, caps or other adjustments factors. Additionally, it is not intended to represent a simple arithmetic average of all market transactions occurring during the month. Rather, the USGC-CSLi is most representative of the month-to-month caustic soda price movement for contract volumes of liquid 50% caustic soda rather than the absolute value of contract prices at a particular point in time. It is intended to serve only as a benchmark."
(9)Average North American contract prices of chlorine over the period.
(10)Average North American contract prices of pipe grade polyvinyl chloride ("PVC") over the period. As stated by IHS, "the contract resin prices posted reflect an "index" or "market" for prices before discounts, rebates, incentives, etc."
(11)Average North American export price for low density polyethylene GP-Film grade over the period.
(12)Average North American low spot export prices of caustic soda over the period.
(13)Average North American spot export prices of PVC over the period.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$265	$61
Changes in operating assets and liabilities and other	(2)	222
Deferred income taxes	(10)	(126)
Net income	253	157
Less:
Other income, net	12	11
Interest expense	(33)	(31)
Benefit from (provision for) income taxes	(72)	41
Income from operations	346	136
Add:
Depreciation and amortization	195	190
Other income, net	12	11
EBITDA	$553	$337

Summary
For the three months ended March 31, 2021, net income attributable to Westlake was $242 million, or $1.87 per diluted share, on net sales of $2,357 million. This represents an increase in net income attributable to Westlake of $97 million, or $0.74 per diluted share, compared to the three months ended March 31, 2020 net income attributable to Westlake of $145 million, or $1.13 per diluted share, on net sales of $1,932 million. Income from operations for the three months ended March 31, 2021 was $346 million, a $210 million increase from income from operations of $136 million for the three months ended March 31, 2020. The increase in net income and income from operations was primarily due to higher global sales prices and integrated margins for most our major products including polyethylene, PVC resin and downstream building products and higher sales volumes for downstream building products, in each case due to the strengthening of demand for our products resulting from the improved global economic activity and strong residential construction and repair and remodeling markets in North America. Net income and income from operations for the three months ended March 31, 2021 was negatively impacted by the shutdown of our production facilities in the southern United States due to the severe winter storm in February 2021, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. In addition, net income and income from operations for the three months ended March 31, 2021 was negatively impacted by higher ethane and ethylene feedstock costs, natural gas costs and selling, general and administrative expense. The three months ended March 31, 2020 net income included an income tax rate benefit of $62 million resulting from the carryback of federal net operating losses permitted by the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"). Net sales for the three months ended March 31, 2021 increased by $425 million compared to net sales for the three months ended March 31, 2020, mainly due to higher sales prices for most of our major products including PVC resins, polyethylene and downstream building products, as well as higher sales volumes for downstream building products, partially offset by lower sales volumes for caustic soda, PVC resin and polyethylene due to severe winter weather.
RESULTS OF OPERATIONS
First Quarter 2021 Compared with First Quarter 2020
Net Sales. Net sales increased by $425 million, or 22%, to $2,357 million in the first quarter of 2021 from $1,932 million in the first quarter of 2020, primarily attributable to higher sales prices for most of our major products including PVC resins, polyethylene and downstream building products, as well as higher sales volumes for downstream building products, partially offset by lower sales volumes for caustic soda, PVC resin and polyethylene due to severe winter weather. Average sales prices for the first quarter of 2021 increased by 23% as compared to the first quarter of 2020 due to the strengthening of demand for our products resulting from the improved global economic activity and strong residential construction and repair and remodeling industry performance. Sales volumes decreased slightly in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to weather-related lost production in February 2021 resulting from the severe winter storm.
Gross Profit. Gross profit margin percentage was 22% in the first quarter of 2021 as compared to 15% in the first quarter of 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for most of our major products including PVC resins, polyethylene and downstream building products, as well as the higher sales volumes for downstream building products. Gross profit margin for the first quarter of 2021 was negatively impacted by the severe winter storm in February 2021 in the southern United States which resulted in lower plant operating rates, higher maintenance expense and lower production for caustic soda, PVC resin and polyethylene, as well as higher feedstock and natural gas costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16 million to $136 million in the first quarter of 2021 as compared to $120 million in the first quarter of 2020. This increase was mainly due to higher employee compensation expenses.
Amortization of Intangibles. Amortization expense was $27 million in the first quarter of 2021, which was comparable to the first quarter of 2020.
Interest Expense. Interest expense increased by $2 million to $33 million in the first quarter of 2021 from $31 million in the first quarter of 2020.
Other Income, Net. Other income, net of $12 million in the first quarter of 2021 was comparable to the other income, net in the first quarter of 2020.
Income Taxes. The effective income tax rate was an expense of 22.2% for the first quarter of 2021 as compared to a benefit of 35.3% for the first quarter of 2020. The effective tax rate in the first quarter of 2021 was higher as compared to the first quarter of 2020 primarily due to the income tax rate benefit in the first quarter of 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $315 million, or 21%, to $1,820 million in the first quarter of 2021 from $1,505 million in the first quarter of 2020. The increase was mainly due to higher sales prices for PVC resin and higher sales prices and volumes for downstream building products, partially offset by lower sales volumes for caustic soda, as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 19% in the first quarter of 2021, as compared to the first quarter of 2020, primarily due to improved global economic activity and strong residential construction and repair and remodeling industry performance. Sales volumes for the Vinyls segment increased slightly in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to the higher demand for our downstream building products, mostly offset by the lost production in February 2021 resulting from the severe winter storm.
Income from Operations. Income from operations for the Vinyls segment increased by $127 million to $200 million in the first quarter of 2021 from $73 million in the first quarter of 2020. This increase in income from operations was due to higher sales prices for PVC resin and higher sales prices and volumes for downstream building products, resulting from improved global economic activity and strong residential construction and repair and remodeling industry performance, partially offset by lower production and sales volumes and increased maintenance expenses resulting from the severe winter storm in February 2021 and by higher feedstock and natural gas costs as well as lower sales prices for caustic soda.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $110 million, or 26%, to $537 million in the first quarter of 2021 from $427 million in the first quarter of 2020. The increase was mainly due to higher sales prices for our major products. Average sales prices for the Olefins segment increased by 35% in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to higher sales prices for our major products. The higher prices were driven by a shortage of ethylene in February 2021 resulting from shutdowns of many plants in the industry due to severe winter storm and improved global economic activity. Sales volumes for the Olefins segment decreased by 9% in the first quarter of 2021 as compared to the first quarter of 2020 primarily due to lost production in February 2021 resulting from the severe winter storm.
Income from Operations. Income from operations for the Olefins segment increased by $118 million to $180 million in the first quarter of 2021 from $62 million in the first quarter of 2020. This increase in income from operations was due to higher sales prices for our major products, mainly resulting from the ethylene shortage in February 2021 and improved global economic activity. The increase in income from operations versus the prior-year period was partially offset by the lower production and sales volumes for our major products and higher maintenance expense, in each case due to the severe winter storm in February 2021 and by higher feedstock and natural gas costs. Trading activity for the first quarter of 2021 resulted in a gain of approximately $4 million as compared to a loss of $2 million for the first quarter of 2020.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Cash Flows
Operating Activities
Operating activities provided cash of $265 million in the first three months of 2021 compared to cash provided by operating activities of $61 million in the first three months of 2020. The $204 million increase in cash flows from operating activities was mainly due to an increase in income from operations and other working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $183 million in the first three months of 2021, compared to $389 million of cash used in the first three months of 2020, a favorable change of $206 million. The majority of the favorable changes in the first three months of 2021 were driven by the lower accounts receivable, higher accounts payable and higher accrued and other liabilities. The favorable change in accounts receivable was due to the recognition of an expected income tax refund resulting from the CARES Act in the first three months of 2020. The higher accounts payable and accrued and other liabilities in the first three months of 2021 were primarily driven by higher inventory purchase price, as compared to the three months ended March 31, 2020.

Investing Activities
Net cash used for investing activities in the first three months of 2021 was $135 million as compared to net cash used for investing activities of $132 million in the first three months of 2020. Capital expenditures were $141 million in the first three months of 2021, which was lower by $23 million as compared to $164 million in the first three months of 2020. The decrease in capital expenditures was primarily due to fewer capital expansion and maintenance projects in the first three months of 2021, as compared to the first three months of 2020. Capital expenditures in the first three months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first three months of 2021, we contributed $7 million to our joint venture, LACC, compared to return of investment of $39 million from LACC in the first three months of 2020.
Financing Activities
Net cash used for financing activities during the first three months of 2021 was $34 million as compared to net cash provided by financing activities of $883 million in the first three months of 2020. The activities during the first three months of 2021 were primarily related to the $35 million payment of cash dividends and the $11 million payment of cash distributions to noncontrolling interests. In the first three months of 2020, out of an abundance of caution due to the COVID-19 pandemic, we borrowed $1,000 million under our revolving credit facility which we subsequently repaid in June 2020. The remaining activities during the first three months of 2020 were primarily related to the $34 million payment of cash dividends, the $10 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million and $21 million representing repayment of short-term notes payable.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2021, we had repurchased 7,075,720 shares of our common stock for an aggregate purchase price of approximately $419 million under the 2014 Program. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, WLK Partners and Westlake Partners GP, the general partner of WLK Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners' common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of March 31, 2021.
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
Cash and Cash Equivalents
As of March 31, 2021, our cash and cash equivalents totaled $1,393 million.

Debt
As of March 31, 2021, our indebtedness totaled $3.6 billion. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 7 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. As of March 31, 2021, we had no borrowings outstanding under the Credit Agreement. As of March 31, 2021, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2021, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2021 was 0.12% and at December 31, 2020 was 0.14%.
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
3.50% 2032 GO Zone Refunding Bonds
In November 2017, the Louisiana Local Government Environmental Facility and Development Authority (the "Authority") completed the offering of $250 million aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032 (the "Refunding Bonds"), the net proceeds of which were used to redeem $250 million aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 1, 2032 issued by the Authority under the GO Zone Act in December 2007. In connection with the issuance of the Refunding Bonds, we issued $250 million of the 3.50% 2032 GO Zone Refunding Senior Notes. The Refunding Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal plus accrued interest.
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
The indenture governing the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 Senior Notes, the 5.0% 2046 Senior Notes, and the 4.375% 2047 Senior Notes, contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.

8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $34 million at March 31, 2021.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23 million. The interest rate on these loans at March 31, 2021 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $4 million at March 31, 2021.
As of March 31, 2021, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), originally entered into on April 29, 2015 and amended in August and December 2017. In addition, on March 19, 2020, Westlake Partners and Westlake Chemical Finance Corporation entered into an amendment to the revolving credit facility, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of March 31, 2021, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of March 31, 2021, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, and efforts to contain its transmission;
•our plans to respond to the challenges presented by the COVID-19 pandemic, including planned reductions of costs and increases of operating efficiencies, as well as the timing and deferral of the planned turnaround at our Petro 2 ethylene unit;
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
•compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change;
•effects of pending legal proceedings; and
•timing of and amount of capital expenditures.
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2020 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at March 31, 2021, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $29 million and a hypothetical $0.10 increase in the price of a MMBtu of natural gas would have decreased our income before income taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2021, we had $3,609 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $36 million. Also, at March 31, 2021, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of March 31, 2021 was 0.12%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in our annual interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We do not expect the impact of the LIBOR phase out to be material as we do not have any external LIBOR-based borrowings outstanding at March 31, 2021.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €150 million at March 31, 2021. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2020 Form 10-K, filed on February 24, 2021, contained a description of various legal proceedings in which we are involved. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of March 31, 2021):
•For several years, the Environmental Protection Agency (the "EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City facility and certain Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate us to take corrective actions relating to the alleged noncompliance. We believe the resolution of these matters may require the payment of a monetary sanction in excess of $1 million.
We do not believe that the resolution of these flare matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2020 Form 10-K. The risks described in the report and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2021	313	$85.77	—	$131,155,000
February 2021	51,078	85.37	—	131,155,000
March 2021	—	—	—	131,155,000
	51,391	$85.38	—
_____________
(1)    Represents 313 and 51,078 shares withheld in January 2021 and February 2021, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2021, 7,075,720 shares of our common stock had been acquired at an aggregate purchase price of approximately $419 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	May 5, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)