Form 10-Q
period 2021-06-30
WESTLAKE CHEMICAL CORP
filed 2021-08-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 27, 2021 was 128,150,417.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,844	$1,313
Accounts receivable, net	1,549	1,214
Inventories	965	918
Prepaid expenses and other current assets	87	32
Total current assets	4,445	3,477
Property, plant and equipment, net	6,919	6,920
Operating lease right-of-use assets	452	461
Goodwill	1,085	1,083
Customer relationships, net	399	444
Other intangible assets, net	154	168
Equity method investments	1,009	1,059
Other assets, net	256	223
Total assets	$14,719	$13,835
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$667	$536
Accrued and other liabilities	818	821
Total current liabilities	1,485	1,357
Long-term debt, net	3,555	3,566
Deferred income taxes	1,396	1,368
Pension and other post-retirement benefits	373	391
Operating lease liabilities	369	376
Other liabilities	202	199
Total liabilities	7,380	7,257
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2021 and December 31, 2020, respectively	1	1
Common stock, held in treasury, at cost; 6,501,665 and 6,821,174 shares at June 30, 2021 and December 31, 2020, respectively	(378)	(401)
Additional paid-in capital	571	569
Retained earnings	6,633	5,938
Accumulated other comprehensive loss	(56)	(64)
Total Westlake Chemical Corporation stockholders' equity	6,771	6,043
Noncontrolling interests	568	535
Total equity	7,339	6,578
Total liabilities and equity	$14,719	$13,835
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,859	$1,709	$5,216	$3,641
Cost of sales	1,987	1,540	3,835	3,189
Gross profit	872	169	1,381	452
Selling, general and administrative expenses	125	104	261	224
Amortization of intangibles	27	27	54	54
Restructuring, transaction and integration-related costs	—	2	—	2
Income from operations	720	36	1,066	172
Other income (expense)
Interest expense	(36)	(40)	(69)	(71)
Other income, net	10	9	22	20
Income before income taxes	694	5	1,019	121
Provision for (benefit from) income taxes	158	(19)	230	(60)
Net income	536	24	789	181
Net income attributable to noncontrolling interests	14	9	25	21
Net income attributable to Westlake Chemical Corporation	$522	$15	$764	$160
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$4.06	$0.11	$5.94	$1.24
Diluted	$4.04	$0.11	$5.91	$1.24
Weighted average common shares outstanding:
Basic	128,142,997	127,680,478	128,049,852	127,958,921
Diluted	128,877,860	127,823,629	128,681,776	128,133,300
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions of dollars)
Net income	$536	$24	$789	$181
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	12	15	15	(10)
Income tax benefit (provision) on foreign currency translation	3	5	(7)	(2)
Other comprehensive income (loss), net of income taxes	15	20	8	(12)
Comprehensive income	551	44	797	169
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $0 for the three months ended June 30, 2021 and 2020; and net of tax of $1 and $1 for the six months ended June 30, 2021 and 2020, respectively	15	10	25	22
Comprehensive income attributable to Westlake Chemical Corporation	$536	$34	$772	$147
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	242	—	11	253
Other comprehensive loss	—	—	—	—	—	—	(6)	(1)	(7)
Shares issued—stock-based compensation	—	—	(301,112)	22	(13)	—	—	—	9
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(35)	—	—	(35)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at March 31, 2021	134,651,380	1	6,520,062	(379)	564	6,145	(70)	564	6,825
Net income	—	—	—	—	—	522	—	14	536
Other comprehensive income	—	—	—	—	—	—	14	1	15
Shares issued—stock-based compensation	—	—	(18,397)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balances at June 30, 2021	134,651,380	$1	6,501,665	$(378)	$571	$6,633	$(56)	$568	$7,339
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

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$789	$181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	397	381
Stock-based compensation expense	16	14
Loss from disposition and write-off of property, plant and equipment	7	9
Deferred income taxes	24	96
Other losses, net	22	3
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(345)	(128)
Inventories	(55)	87
Prepaid expenses and other current assets	(39)	(16)
Accounts payable	132	8
Accrued and other liabilities	4	(75)
Other, net	(70)	(51)
Net cash provided by operating activities	882	509
Cash flows from investing activities
Additions to property, plant and equipment	(270)	(291)
Return of (additions to) investment from unconsolidated subsidiaries	(9)	39
Other, net	15	(8)
Net cash used for investing activities	(264)	(260)
Cash flows from financing activities
Distributions to noncontrolling interests	(22)	(29)
Dividends paid	(69)	(68)
Net proceeds from debt issuance and drawdown of revolver	4	1,299
Net proceeds from (repayment of) short-term notes payable	5	(14)
Repayment of revolver	—	(1,000)
Repurchase of common stock for treasury	—	(54)
Other, net	10	(3)
Net cash provided by (used for) financing activities	(72)	131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	—
Net increase in cash, cash equivalents and restricted cash	542	380
Cash, cash equivalents and restricted cash at beginning of period	1,337	750
Cash, cash equivalents and restricted cash at end of period	$1,879	$1,130
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2021, its results of operations for the three and six months ended June 30, 2021 and 2020, and the changes in its cash position for the six months ended June 30, 2021 and 2020.
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
The coronavirus ("COVID-19") pandemic resulted in widespread adverse impacts on the global economy in 2020. As the COVID-19 pandemic and its impacts on the global economy continue, the Company may experience impacts on its business operations. However, the impact that COVID-19 will have on the financial condition, results of operations and cash flows of the Company cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
The Company holds a 50% interest in RS Cogen, LLC ("RS Cogen") with Entergy Power RS, LLC ("Entergy") holding the remaining interest. Effective January 2021, the Company consolidated RS Cogen into its consolidated financial statements and classified Entergy's 50% interest in RS Cogen as a component of noncontrolling interest on the consolidated balance sheet.
Recent Accounting Pronouncements
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from March 12, 2020 through December 31, 2022, and the adoption is not expected to have a material impact on our consolidated financial statements. Certain exceptions provided under this guidance may be applicable to future reference rate reform related transitions.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $35 and $24 at June 30, 2021 and December 31, 2020, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen's cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2021	December 31, 2020
Trade customers	$1,496	$1,086
Related parties	2	9
Allowance for credit losses	(22)	(17)
	1,476	1,078
Federal and state taxes	28	92
Other	45	44
Accounts receivable, net	$1,549	$1,214

4. Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished products	$514	$524
Feedstock, additives, chemicals and other raw materials	280	227
Materials and supplies	171	167
Inventories	$965	$918

5. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

	Vinyls Segment	Olefins Segment	Total
Balances at December 31, 2020	$1,053	$30	$1,083
Effects of changes in foreign exchange rates	2	—	2
Balances at June 30, 2021	$1,055	$30	$1,085
Vinyls Segment Goodwill
The Company performed its annual impairment analysis for the Vinyls reporting units during the second quarter of 2021. The Company elected to perform a qualitative assessment (commonly known as "step zero") for the purposes of its annual goodwill impairment analysis for the Vinyls reporting units. Based upon this assessment, the Company determined that it is more likely than not that the fair value of each of the Vinyls reporting units exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
6. Accounts Payable
Accounts payable consist of the following:

	June 30, 2021	December 31, 2020
Accounts payable—third parties	$629	$529
Accounts payable to related parties	1	—
Notes payable and current portion of long-term debt	37	7
Accounts payable	$667	$536

7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$—	$250	$250	$(1)	$249
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(6)	744	750	(6)	744
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	831	(9)	822	859	(10)	849
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(22)	678	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(9)	491	500	(9)	491
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	30	—	30	—	—	—
Term loans due 2026 (the "2026 Term Loans")	4	—	4	—	—	—
Total long-term debt	3,626	(51)	3,575	3,620	(54)	3,566
Less:
Current portion of 8.73% 2022 RS Cogen Debt - Classified in Accounts Payable	(20)	—	(20)	—	—	—
Long-term debt, net of current portion	$3,606	$(51)	$3,555	$3,620	$(54)	$3,566

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At June 30, 2021, the Company had no borrowings outstanding under the Credit Agreement. As of June 30, 2021, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2021, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23. The interest rate on these loans at June 30, 2021 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity.
As of June 30, 2021, the Company was in compliance with all of its long-term debt covenants.
Unamortized debt issuance costs on long-term debt were $26 and $28 at June 30, 2021 and December 31, 2020, respectively.
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2021 and 2020 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2020	$(24)	$(40)	$(64)
Net other comprehensive income attributable to Westlake Chemical Corporation	—	8	8
Balances at June 30, 2021	$(24)	$(32)	$(56)

Balances at December 31, 2019	$3	$(77)	$(74)
Net other comprehensive loss attributable to Westlake Chemical Corporation	—	(13)	(13)
Balances at June 30, 2020	$3	$(90)	$(87)

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
The carrying and fair values of the Company's long-term debt are summarized in the table below.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$250	$256	$249	$259
3.60% 2026 Senior Notes	744	818	744	846
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	822	872	849	897
3.375% 2030 Senior Notes	296	324	296	332
3.50% 2032 GO Zone Refunding Senior Notes	249	273	249	276
5.0% 2046 Senior Notes	678	881	677	905
4.375% 2047 Senior Notes	491	585	491	597
8.73% 2022 RS Cogen Debt	30	30	—	—
2026 Term Loans	4	4	—	—

10. Income Taxes
The effective income tax rate was an expense of 22.8% for the three months ended June 30, 2021 as compared to a benefit of 380.0% for the three months ended June 30, 2020. The effective income tax rate for the three months ended June 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the three months ended June 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of additional federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The effective income tax rate was an expense of 22.6% for the six months ended June 30, 2021 as compared to a benefit of 49.6% for the six months ended June 30, 2020. The effective income tax rate for the six months ended June 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the six months ended June 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal NOL to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Westlake Chemical Corporation	$522	$15	$764	$160
Less:
Net income attributable to participating securities	(2)	(1)	(4)	(1)
Net income attributable to common shareholders	$520	$14	$760	$159
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares—basic	128,142,997	127,680,478	128,049,852	127,958,921
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	734,863	143,151	631,924	174,379
Weighted average common shares—diluted	128,877,860	127,823,629	128,681,776	128,133,300

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$4.06	$0.11	$5.94	$1.24
Diluted	$4.04	$0.11	$5.91	$1.24
Excluded from the computation of diluted earnings per share are options to purchase 427,473 and 1,303,372 shares of common stock for the three months ended June 30, 2021 and 2020, respectively; and 501,192 and 1,201,505 shares of common stock for the six months ended June 30, 2021 and 2020, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends per common share	$0.2700	$0.2625	$0.5400	$0.5250

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
12. Supplemental Information
Equity Method Investments
LACC, LLC
The Company's investment in LACC, LLC ("LACC"), a related party, was $946 and $961 at June 30, 2021 and December 31, 2020, respectively. The Company made capital contributions to LACC of $0 and $7 during the three and six months ended June 30, 2021, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $818 and $821 at June 30, 2021 and December 31, 2020, respectively. Accrued rebates and operating lease liability, which are components of accrued and other liabilities, were $126 and $89 at June 30, 2021, respectively; and $128 and $89 at December 31, 2020, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $48 and $61 at June 30, 2021 and December 31, 2020, respectively.
Non-cash Investing Activity
The change in capital expenditure accruals increasing additions to property, plant and equipment was $29 and $29 for the six months ended June 30, 2021 and 2020, respectively.
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
Environmental. As of June 30, 2021 and December 31, 2020, the Company had reserves for environmental contingencies totaling approximately $53 and $53, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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
Pending Acquisition of Boral Target Companies in North America. On June 20, 2021, Royal Building Products (USA) Inc. ("RBP"), a wholly owned subsidiary of Westlake, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), RBP and, solely for the limited purposes set forth therein, Westlake and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, RBP has agreed to acquire from Boral Industries 100% of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a purchase price of $2,150 in cash (the "Boral Acquisition"). The Boral Purchase Agreement also includes a potential earn-out payment from RBP to Boral Industries of up to $65 if Boral's windows business generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024. The purchase price is subject to certain closing date adjustments as set forth in the Boral Purchase Agreement. The Boral Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions.
Pending Acquisition of LASCO. On July 4, 2021, North American Pipe Corporation ("NAPCO"), a wholly owned subsidiary of Westlake, entered into that certain Equity Purchase Agreement (the "LASCO Purchase Agreement") with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly owned subsidiary of Aalberts N.V., pursuant to which NAPCO has agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts for a purchase price of approximately $253 in cash (the "LASCO Acquisition"). The purchase price is subject to certain closing date adjustments as set forth in the LASCO Purchase Agreement. The LASCO Purchase Agreement contains customary representations and warranties made by the parties, and also contains customary covenants and agreements. The LASCO Purchase Agreement contains certain termination rights for both Aalberts and NAPCO. The LASCO Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions.
Pending Acquisition of Dimex. On August 2, 2021, Rome Delaware Corp. ("Rome"), a wholly owned subsidiary of Westlake, entered into that certain Stock Purchase Agreement (the "Dimex Purchase Agreement") with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, Westlake and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which Rome has agreed to acquire Dimex for a purchase price of $170 in cash (the "Dimex Acquisition"). The purchase price is subject to certain closing date adjustments as set forth in the Dimex Purchase Agreement. The Dimex Purchase Agreement contains customary representations and warranties made by the parties, and also contains customary covenants and agreements. The Dimex Purchase Agreement contains certain termination rights for both Dimex's stockholders and Rome. The Dimex Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net external sales
Vinyls
PVC, caustic soda and other	$1,708	$1,004	$3,116	$2,217
Building products	480	344	892	636
Total Vinyls	2,188	1,348	4,008	2,853
Olefins
Polyethylene	515	302	929	612
Styrene, feedstock and other	156	59	279	176
Total Olefins	671	361	1,208	788
	$2,859	$1,709	$5,216	$3,641

Intersegment sales
Vinyls	$—	$1	$—	$1
Olefins	134	36	284	104
	$134	$37	$284	$105

Income (loss) from operations
Vinyls	$435	$20	$635	$93
Olefins	277	25	457	87
Corporate and other	8	(9)	(26)	(8)
	$720	$36	$1,066	$172

Depreciation and amortization
Vinyls	$163	$154	$320	$307
Olefins	37	35	73	70
Corporate and other	2	2	4	4
	$202	$191	$397	$381

Other income, net
Vinyls	$7	$8	$17	$14
Olefins	2	—	2	1
Corporate and other	1	1	3	5
	$10	$9	$22	$20

Provision for (benefit from) income taxes
Vinyls	$96	$(18)	$138	$(96)
Olefins	63	(4)	104	37
Corporate and other	(1)	3	(12)	(1)
	$158	$(19)	$230	$(60)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital expenditures
Vinyls	$104	$108	$222	$244
Olefins	24	17	47	44
Corporate and other	1	2	1	3
	$129	$127	$270	$291
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from operations	$720	$36	$1,066	$172
Interest expense	(36)	(40)	(69)	(71)
Other income, net	10	9	22	20
Income before income taxes	$694	$5	$1,019	$121

	June 30, 2021	December 31, 2020
Total assets
Vinyls	$11,039	$10,680
Olefins	2,050	1,923
Corporate and other	1,630	1,232
	$14,719	$13,835

15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("WLK Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, WLK Partners completed its initial public offering of 12,937,500 common units.
At June 30, 2021, WLK Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in WLK Partners through the Company's ownership of WLK Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, WLK Partners and Westlake Partners GP, the general partner of WLK Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2021.

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
Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Since the end of 2018, the uncertainties surrounding international trade have impacted both domestic and export prices for our products. Global demand for most of our vinyls products started strengthening in the second half of 2020 and remained strong in the first half of 2021, and we expect global demand for most of our vinyls products to remain robust through the remainder of 2021. Depending on the performance of the global economy, potential changes in international trade and tariffs policies, the trend of crude oil prices, the timing of the new capacity additions in 2021 and beyond, and the sustainability of the current, strong demand for most of our products, our financial condition, results of operations or cash flows could be negatively or positively impacted.
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers during periods of lower crude oil prices. Further, our Olefins segment has experienced lower profitability in recent periods due to several new ethylene and polyethylene capacity additions in North America and Asia that have led to additional supply of ethylene and polyethylene. In the past year, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the coronavirus ("COVID-19") pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Additionally, we have seen volatility in ethane and ethylene prices in the first quarter of 2021 due to the severe winter storm in February 2021 that resulted in shutdowns of many industry production facilities in the southern United States. Global demand for most of our olefins products started strengthening in the second half of 2020 and remained strong in the first half of 2021, and we expect global demand for most of our olefins products to remain robust through the remainder of 2021. However, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may continue to contribute to periods of lower profitability in our Olefins segment.

Significant Developments
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. We were designated as an essential industry by many governments based on the nature of the products we manufacture. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continued to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants recommenced production. Except for the impact of the severe winter storm discussed under "February Winter Storm," operating rates have improved for most of our plants since the second half of 2020 due to continuing increase in demand for our products. Though the government restrictions across the world generally eased through the second quarter of 2021, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. Factors that could impact the spread of COVID-19 include timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant disruptions to our business operations in the near future.
For additional discussion regarding our operations and COVID-19, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2020 Form 10-K. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of the 2020 Form 10-K.
February Winter Storm
In February 2021, large parts of the southern United States, including Texas, Louisiana, Kentucky, and Mississippi, experienced a severe winter storm. Due to the severe winter storm, several of our facilities in the region experienced disruption to their operations, resulting in lost production and sales, and additional maintenance costs of approximately $14 million in the quarter ended March 31, 2021. Our facilities that were impacted by this storm have since resumed production.
Pending Acquisition of Boral Target Companies
On June 20, 2021, Royal Building Products (USA) Inc. ("RBP"), one of our wholly owned subsidiaries, entered into that certain Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), RBP and, solely for the limited purposes set forth therein, Westlake and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, RBP has agreed to acquire from Boral Industries 100% of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a purchase price of $2.15 billion in cash (the "Boral Acquisition"). The purchase price is subject to certain closing date adjustments as set forth in the Boral Purchase Agreement. The Boral Purchase Agreement contains customary representations and warranties made by the parties, and also contains customary covenants and agreements. The Boral Purchase Agreement contains certain termination rights for both Boral Industries and RBP.
The Boral Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions. The consummation of the Boral Acquisition is not subject to a financing condition.

Pending Acquisition of LASCO
On July 4, 2021, North American Pipe Corporation ("NAPCO"), one of our wholly owned subsidiaries, entered into that certain Equity Purchase Agreement (the "LASCO Purchase Agreement") with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly owned subsidiary of Aalberts N.V., pursuant to which NAPCO has agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts for a purchase price of $252.5 million in cash (the "LASCO Acquisition"). The purchase price is subject to certain closing date adjustments as set forth in the LASCO Purchase Agreement. The LASCO Purchase Agreement contains customary representations and warranties made by the parties, and also contains customary covenants and agreements. The LASCO Purchase Agreement contains certain termination rights for both Aalberts and NAPCO.
The LASCO Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions. The consummation of the LASCO Acquisition is not subject to a financing condition.
Pending Acquisition of Dimex
On August 2, 2021, Rome Delaware Corp. ("Rome"), one of our wholly owned subsidiaries, entered into that certain Stock Purchase Agreement (the "Dimex Purchase Agreement" and, together with the Boral Purchase Agreement and the LASCO Purchase Agreement, the "Purchase Agreements") with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, Westlake and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which Rome has agreed to acquire Dimex for a purchase price of $170 million in cash (the "Dimex Acquisition" and, together with the Boral Acquisition and the LASCO Acquisition, the "Acquisitions"). The purchase price is subject to certain closing date adjustments as set forth in the Dimex Purchase Agreement. The Dimex Purchase Agreement contains customary representations and warranties made by the parties, and also contains customary covenants and agreements. The Dimex Purchase Agreement contains certain termination rights for both Dimex's stockholders and Rome.
The Dimex Acquisition is currently expected to close in the second half of 2021, subject to the receipt of certain regulatory approvals and other customary closing conditions. The consummation of the Dimex Acquisition is not subject to a financing condition.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in millions, except per share data)
Net external sales
Vinyls
PVC, caustic soda and other	$1,708	$1,004	$3,116	$2,217
Building products	480	344	892	636
Total Vinyls	2,188	1,348	4,008	2,853
Olefins
Polyethylene	515	302	929	612
Styrene, feedstock and other	156	59	279	176
Total Olefins	671	361	1,208	788
Total	$2,859	$1,709	$5,216	$3,641

Income (loss) from operations
Vinyls	$435	$20	$635	$93
Olefins	277	25	457	87
Corporate and other	8	(9)	(26)	(8)
Total income from operations	720	36	1,066	172
Interest expense	(36)	(40)	(69)	(71)
Other income, net	10	9	22	20
Provision for (benefit from) income taxes	158	(19)	230	(60)
Net income	536	24	789	181
Net income attributable to noncontrolling interests	14	9	25	21
Net income attributable to Westlake Chemical Corporation	$522	$15	$764	$160
Diluted earnings per share	$4.04	$0.11	$5.91	$1.24
EBITDA (1)	$932	$236	$1,485	$573
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Vinyls	+53.5%	+9.0%	+35.2%	+5.3%
Olefins	+99.9%	-13.9%	+64.3%	-10.9%
Company	+63.3%	+4.1%	+41.5%	+1.8%

Average Industry Prices (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average domestic prices
Natural gas ($/MMBtu) (2)	2.9	1.8	2.8	1.9
Ethane (cents/lb) (3)	8.7	6.4	8.4	5.6
Propane (cents/lb) (4)	20.7	9.6	21.0	9.2
Ethylene (cents/lb) (5)	43.0	11.0	44.0	13.4
Polyethylene (cents/lb) (6)	99.0	49.0	88.5	50.7
Styrene (cents/lb) (7)	90.5	48.3	83.5	55.3
Caustic soda ($/short ton) (8)	755	698	702	673
Chlorine ($/short ton) (9)	309	175	271	175
PVC (cents/lb) (10)	105.0	66.5	98.9	69.2

Average export prices
Polyethylene (cents/lb) (11)	89.7	38.5	83.0	39.0
Caustic soda ($/short ton) (12)	333	319	291	261
PVC (cents/lb) (13)	77.8	27.5	72.8	32.2
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$617	$448	$882	$509
Changes in operating assets and liabilities and other	(67)	(454)	(69)	(232)
Deferred income taxes	(14)	30	(24)	(96)
Net income	536	24	789	181
Less:
Other income, net	10	9	22	20
Interest expense	(36)	(40)	(69)	(71)
Benefit from (provision for) income taxes	(158)	19	(230)	60
Income from operations	720	36	1,066	172
Add:
Depreciation and amortization	202	191	397	381
Other income, net	10	9	22	20
EBITDA	$932	$236	$1,485	$573

Summary
For the quarter ended June 30, 2021, net income attributable to Westlake was $522 million, or $4.04 per diluted share, on net sales of $2,859 million. This represents an increase in net income attributable to Westlake of $507 million, or $3.93 per diluted share, compared to the quarter ended June 30, 2020 net income attributable to Westlake of $15 million, or $0.11 per diluted share, on net sales of $1,709 million. Income from operations for the quarter ended June 30, 2021 was $720 million, a $684 million increase from income from operations of $36 million for the quarter ended June 30, 2020. The increase in net income and income from operations was primarily due to higher global sales prices and integrated margins for most of our major products including polyethylene, PVC resin, downstream building products and PVC compounds and higher sales volumes for PVC resin, downstream building products and PVC Compounds, in each case due to the strengthening of demand for our products resulting from the improved global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. In addition, the second quarter of 2021 net income and operating income were positively impacted by higher margin contribution on ethylene produced by our joint venture LACC, LLC ("LACC") and were negatively impacted by higher feedstock costs, natural gas costs and selling, general and administrative expense. Net sales for the quarter ended June 30, 2021 increased by $1,150 million compared to net sales for the quarter ended June 30, 2020, mainly due to higher sales prices for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as higher sales volumes for PVC resin, downstream building products and PVC compounds, partially offset by lower polyethylene sales volumes.
For the six months ended June 30, 2021, net income attributable to Westlake was $764 million, or $5.91 per diluted share, on net sales of $5,216 million. This represents an increase in net income attributable to Westlake of $604 million, or $4.67 per diluted share, compared to the six months ended June 30, 2020 net income attributable to Westlake of $160 million, or $1.24 per diluted share, on net sales of $3,641 million. Income from operations for the six months ended June 30, 2021 was $1,066 million, a $894 million increase from income from operations of $172 million for the six months ended June 30, 2020. The increase in net income and income from operations was primarily due to higher global sales prices and integrated margins for most of our major products including polyethylene, PVC resin and downstream building products and higher sales volumes for downstream building products and PVC compounds, in each case due to the strengthening of demand for our products resulting from the improved global economic activity, strong residential construction and repair and remodeling markets in North America, strong demand from the packaging and other consumer markets. Net income and income from operations for the six months ended June 30, 2021 were positively impacted by higher margin contribution on ethylene produced by LACC. Net income and income from operations for the six months ended June 30, 2021 was negatively impacted by the shutdown of our production facilities in the southern United States due to the severe winter storm in February 2021, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. In addition, net income and income from operations for the six months ended June 30, 2021 was negatively impacted by higher feedstock costs, natural gas costs and selling, general and administrative expense. The six months ended June 30, 2020 net income included an income tax rate benefit of $68 million resulting from the carryback of federal net operating losses permitted by the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"). Net sales for the six months ended June 30, 2021 increased by $1,575 million compared to net sales for the six months ended June 30, 2020, mainly due to higher sales prices for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as higher sales volumes for downstream building products and PVC compounds, partially offset by lower sales volumes for polyethylene.
RESULTS OF OPERATIONS
Second Quarter 2021 Compared with Second Quarter 2020
Net Sales. Net sales increased by $1,150 million, or 67%, to $2,859 million in the second quarter of 2021 from $1,709 million in the second quarter of 2020, primarily attributable to higher sales prices for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as higher sales volumes for PVC resin, downstream building products and PVC compounds. These increases were partially offset by lower sales volumes for polyethylene due to lower production and lower product availability resulting from the winter storm and continuing polyethylene inventory shortages from hurricanes in the second half of the prior year. Average sales prices for the second quarter of 2021 increased by 63% as compared to the second quarter of 2020 due to the strengthening of demand for our products resulting from the improved global economic activity and strong residential construction and repair and remodeling markets in North America and higher crude oil prices. Sales volumes increased by 4% in the second quarter of 2021 as compared to the second quarter of 2020.

Gross Profit. Gross profit margin percentage was 31% in the second quarter of 2021 as compared to 10% in the second quarter of 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as the higher sales volumes for PVC resin, downstream building products and PVC compounds. Gross profit margin for the second quarter of 2021 was positively impacted by higher margin contribution on ethylene produced by LACC and was negatively impacted by higher feedstock and natural gas costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $21 million to $125 million in the second quarter of 2021 as compared to $104 million in the second quarter of 2020. This increase was mainly due to higher employee compensation expenses and selling expenses.
Amortization of Intangibles. Amortization expense was $27 million in the second quarter of 2021, which was comparable to the second quarter of 2020.
Interest Expense. Interest expense decreased by $4 million to $36 million in the second quarter of 2021 from $40 million in the second quarter of 2020, primarily as a result of lower average debt outstanding in the second quarter of 2021 as compared to the second quarter of 2020.
Other Income, Net. Other income, net of $10 million in the second quarter of 2021 was comparable to the other income, net in the second quarter of 2020.
Income Taxes. The effective income tax rate was an expense of 22.8% for the second quarter of 2021 as compared to a benefit of 380.0% for the second quarter of 2020. The effective tax rate in the second quarter of 2021 was higher as compared to the second quarter of 2020 primarily due to the income tax rate benefit in the second quarter of 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction as a result of the net operating loss carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $840 million, or 62%, to $2,188 million in the second quarter of 2021 from $1,348 million in the second quarter of 2020. The increase was mainly due to higher sales prices and volumes for PVC resin, downstream building products and PVC compounds, as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 54% in the second quarter of 2021, as compared to the second quarter of 2020, primarily due to improved global economic activity and strong residential construction and repair and remodeling industry performance. Sales volumes for the Vinyls segment increased by 9% in the second quarter of 2021 as compared to the second quarter of 2020, primarily due to the higher demand for PVC resin, downstream building products and PVC compounds.
Income from Operations. Income from operations for the Vinyls segment increased by $415 million to $435 million in the second quarter of 2021 from $20 million in the second quarter of 2020. This increase in income from operations was due to higher sales prices and volumes for PVC resin, downstream building products and PVC compounds, resulting from improved global economic activity and strong residential construction and repair and remodeling industry performance. The second quarter of 2021 was also positively impacted by higher margin contribution on ethylene produced by LACC, partially offset by higher feedstock and natural gas costs.

Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $310 million, or 86%, to $671 million in the second quarter of 2021 from $361 million in the second quarter of 2020. Average sales prices for the Olefins segment increased by 100% in the second quarter of 2021 as compared to the second quarter of 2020 primarily due to higher sales prices for our major products. The higher prices were driven by a shortage of ethylene in February 2021 resulting from shutdowns of many plants in the industry due to the severe winter storm, higher crude oil prices and improved global economic activity. Sales volumes for the Olefins segment decreased by 14% in the second quarter of 2021 as compared to the second quarter of 2020 primarily as a result of the lower polyethylene inventory levels, lower production and lower product availability resulting from the February freeze and continuing inventory shortages from hurricanes in the second half of the prior year.
Income from Operations. Income from operations for the Olefins segment increased by $252 million to $277 million in the second quarter of 2021 from $25 million in the second quarter of 2020. This increase in income from operations was due to higher sales prices for our major products, mainly resulting from the ethylene shortage in February 2021, improved global economic activity and higher crude oil prices. The increase in income from operations versus the prior-year period was partially offset by the lower polyethylene sales volumes, lower production and lower product availability resulting from the February freeze and by higher feedstock and natural gas costs. Trading activity for the second quarter of 2021 resulted in a gain of approximately $12 million primarily due to favorable trading positions as compared to a gain of $3 million for the second quarter of 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net Sales. Net sales increased by $1,575 million, or 43%, to $5,216 million in the six months ended June 30, 2021 from $3,641 million in the six months ended June 30, 2020, primarily attributable to higher sales prices for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as higher sales volumes for downstream building products and PVC compounds, partially offset by lower sales volumes for polyethylene Average sales prices for the six months ended June 30, 2021 increased by 42% as compared to the six months ended June 30, 2020 due to the strengthening of demand for our products resulting from the improved global economic activity and strong residential construction and repair and remodeling markets in North America and higher crude oil prices. Sales volumes increased by 2% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Gross Profit. Gross profit margin percentage was 26% in the six months ended June 30, 2021 as compared to 12% in the six months ended June 30, 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for most of our major products including PVC resin, polyethylene, downstream building products and PVC compounds, as well as the higher sales volumes for downstream building products and PVC compounds. Gross profit margin for the six months ended June 30, 2021 was also positively impacted by the margin contributed from LACC's produced ethylene. Gross profit margin for the six months ended June 30, 2021 was negatively impacted by the severe winter storm in February 2021 in the southern United States, which resulted in lower plant operating rates, higher maintenance expense and lower production for polyethylene, as well as higher feedstock and natural gas costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $37 million to $261 million in the six months ended June 30, 2021 as compared to $224 million in the six months ended June 30, 2020. This increase was mainly due to higher employee compensation and selling expenses.
Amortization of Intangibles. Amortization expense was $54 million in the six months ended June 30, 2021, which was comparable to the six months ended June 30, 2020.
Interest Expense. Interest expense decreased by $2 million to $69 million in the six months ended June 30, 2021 from $71 million in the six months ended June 30, 2020.
Other Income, Net. Other income, net of $22 million in the six months ended June 30, 2021 was comparable to other income, net in the six months ended June 30, 2020.
Income Taxes. The effective income tax rate was an expense of 22.6% for the six months ended June 30, 2021 as compared to a benefit of 49.6% for the six months ended June 30, 2020. The change in effective tax rate in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to the income tax rate benefit in the six months ended June 30, 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.

Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $1,155 million, or 40%, to $4,008 million in the six months ended June 30, 2021 from $2,853 million in the six months ended June 30, 2020. The increase was mainly due to higher sales prices and volumes for PVC resin, downstream building products and PVC compounds, as compared to the prior-year period primarily due to improved global economic activity and strong residential construction and repair and remodeling industry performance. Average sales prices for the Vinyls segment increased by 35% in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Sales volumes for the Vinyls segment increased by 5% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Income from Operations. Income from operations for the Vinyls segment increased by $542 million to $635 million in the six months ended June 30, 2021 from $93 million in the six months ended June 30, 2020. This increase in income from operations was primarily due to higher sales prices and volumes for PVC resin, downstream building products and PVC compounds, resulting from improved global economic activity and strong residential construction and repair and remodeling industry performance, higher margin contribution from ethylene produced by LACC, partially offset by lower production volumes and increased maintenance expenses resulting from the severe winter storm in February 2021 and by higher ethylene feedstock and natural gas costs.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $420 million, or 53%, to $1,208 million in the six months ended June 30, 2021 from $788 million in the six months ended June 30, 2020. The increase was mainly due to higher sales prices for our major products. Average sales prices for the Olefins segment increased by 64% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The higher prices were driven by a shortage of ethylene in February 2021 resulting from shutdowns of many plants in the industry due to the severe winter storm, higher crude oil prices and improved global economic activity. Sales volumes for the Olefins segment decreased by 11% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of the lower polyethylene inventory levels, lower production and lower product availability resulting from the February freeze and continuing inventory shortages from hurricanes in the second half of the prior year.
Income from Operations. Income from operations for the Olefins segment increased by $370 million to $457 million in the six months ended June 30, 2021 from $87 million in the six months ended June 30, 2020. This increase in income from operations was due to higher sales prices for our major products, mainly resulting from the ethylene shortage in February 2021, improved global economic activity and higher crude oil prices. The increase in income from operations versus the prior-year period was partially offset by the lower polyethylene sales volumes, lower product availability due to the severe winter storm in February 2021 and by higher feedstock and natural gas costs. Trading activity for the six months ended June 30, 2021 resulted in a gain of approximately $16 million as compared to a gain of $1 million for the six months ended June 30, 2020.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Cash Flows
Operating Activities
Operating activities provided cash of $882 million in the first six months of 2021 compared to cash provided by operating activities of $509 million in the first six months of 2020. The $373 million increase in cash flows from operating activities was mainly due to an increase in income from operations that was partially offset by the working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $303 million in the first six months of 2021, compared to $124 million of cash used in the first six months of 2020, an unfavorable change of $179 million. The majority of the unfavorable changes in the first six months of 2021 were driven by the higher accounts receivable and higher inventories, partially offset by higher accounts payable. The unfavorable change in accounts receivable was primarily driven by higher sales prices resulting in higher trade customer balances. The higher inventories and accounts payable in the first six months of 2021 were primarily driven by higher inventory cost and an increase in operating activities, as compared to the six months ended June 30, 2020.

Investing Activities
Net cash used for investing activities in the first six months of 2021 was $264 million as compared to net cash used for investing activities of $260 million in the first six months of 2020. Capital expenditures were $270 million in the first six months of 2021, which was lower by $21 million as compared to $291 million in the first six months of 2020. Capital expenditures in the first six months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first six months of 2021, we contributed $7 million to LACC and $2 million to an unconsolidated investee compared to return of investment of $39 million from LACC in the first six months of 2020.
Financing Activities
Net cash used for financing activities during the first six months of 2021 was $72 million as compared to net cash provided by financing activities of $131 million in the first six months of 2020. The activities during the first six months of 2021 were primarily related to the $69 million payment of cash dividends and the $22 million payment of cash distributions to noncontrolling interests. In the first six months of 2020, out of an abundance of caution due to the COVID-19 pandemic, we borrowed $1,000 million under our revolving credit facility which we subsequently repaid in June 2020. We also completed a registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes in June 2020. The remaining activities in the first six months of 2020 were primarily related to the $68 million payment of cash dividends, the $29 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million and $14 million representing repayment of short-term notes payable.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2021, we had repurchased 7,075,720 shares of our common stock for an aggregate purchase price of approximately $419 million under the 2014 Program. During the six months ended June 30, 2021, we did not repurchase any shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, WLK Partners and Westlake Partners GP, the general partner of WLK Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners' common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of June 30, 2021.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities (such as the planned turnaround of OpCo's Petro 2 ethylene unit in Lake Charles during the second half of 2021.) Funding of any potential large expansions or potential acquisitions (such as the pending Acquisitions) would likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of June 30, 2021, our cash and cash equivalents totaled $1,844 million.

Debt
As of June 30, 2021, our indebtedness totaled $3.6 billion. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 7 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. As of June 30, 2021, we had no borrowings outstanding under the Credit Agreement. As of June 30, 2021, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2021, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2021 was 0.08% and at December 31, 2020 was 0.14%.
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
The indenture governing the 3.60% 2022 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 5.0% 2046 Senior Notes, and the 4.375% 2047 Senior Notes, contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.

8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $30 million at June 30, 2021.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23 million. The interest rate on these loans at June 30, 2021 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $4 million at June 30, 2021.
As of June 30, 2021, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), originally entered into on April 29, 2015 and amended in August and December 2017. In addition, on March 19, 2020, Westlake Partners and Westlake Chemical Finance Corporation entered into an amendment to the revolving credit facility, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of June 30, 2021, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of June 30, 2021, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:
•our proposed acquisition of the Boral Target Companies and the expected timing of the closing of the Boral Acquisition;
•our proposed acquisition of LASCO and the expected timing of the closing of the LASCO Acquisition;
•our proposed acquisition of Dimex and the expected timing of the closing of the Dimex Acquisition;

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
•results of acquisitions, including the results, effects and benefits of the Acquisitions;
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2020 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•the timing to consummate the Acquisitions; the conditions to the closing of the Acquisitions may not be satisfied or the closing of the Acquisitions otherwise does not occur; the risk that HSR approval is not obtained or is obtained subject to conditions that are not anticipated; the diversion of management time on transaction-related issues; the ultimate timing, outcome and results of integrating the operations of the Boral Target Companies, LASCO and Dimex and the ultimate outcome of our operating efficiencies applied to the products and services of the Boral Target Companies, LASCO and Dimex; the effects of the Acquisitions, including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from the Acquisitions and our ability to realize such synergies and other benefits;
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2021, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $36 million and a hypothetical $0.10 increase in the price of a MMBtu of natural gas would have decreased our income before income taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2021, we had $3,615 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $36 million. Also, at June 30, 2021, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $11 million as of June 30, 2021 was 0.08%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in our annual interest expense. During June 2021, in order to manage the interest rate risk associated with the potential borrowings, we entered into treasury lock agreements to fix the treasury yield component of the interest cost.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We do not expect the impact of the LIBOR phase out to be material as we do not have any external LIBOR-based borrowings outstanding at June 30, 2021.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €150 million at June 30, 2021. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of June 30, 2021):
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

Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2020 Form 10-K. The information below includes additional risks relating to the Acquisitions. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
We and Boral, Aalberts and Dimex must obtain certain approvals and governmental and regulatory consents to consummate the Acquisitions, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the Acquisitions, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transactions.
The obligations of the parties to consummate the Acquisitions are subject to various customary closing conditions, including, among other things, (i) the absence of an order, judgment, injunction or law prohibiting the transactions contemplated by the Purchase Agreements, (ii) the expiration or termination of the waiting period under the HSR Act, (iii) the accuracy of each party's representations and warranties contained in the Purchase Agreements and (iv) each party's compliance with or performance of its covenants and obligations contained in the Purchase Agreements in all material respects. The waiting period under the HSR Act with respect to each of the Acquisitions has not yet expired.
No assurance can be given that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Even if the required approvals and governmental and regulatory consents are obtained under acceptable conditions, RBP or Boral Industries may elect to terminate the Boral Purchase Agreement in certain circumstances as described in the Boral Purchase Agreement, NAPCO or Aalberts may elect to terminate the LASCO Purchase Agreement in certain circumstances as described in the LASCO Purchase Agreement, Rome or Dimex's stockholders may elect to terminate the Dimex Purchase Agreement in certain circumstances as described in the Dimex Purchase Agreement and the parties may mutually decide to terminate any of the Purchase Agreements at any time prior to the closing.
Failure to consummate the Acquisitions could negatively impact our share price and our future business and financial results.
If the Acquisitions are not consummated, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having consummated the transactions, we will be subject to a number of risks, including the following:
•we will be required to pay certain costs and expenses relating to the proposed transactions;
•matters relating to the proposed transactions (including integration planning) may have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and
•we also could be subject to litigation related to a failure to consummate the proposed transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Purchase Agreements.
If the Acquisitions are not consummated, these risks may materialize and may adversely affect our business, financial results and share price.
While the Acquisitions are pending, each of the Boral Target Companies, LASCO and Dimex will be subject to business uncertainties that could adversely affect our businesses.
Uncertainty about the effect of the Acquisitions on employees, customers and suppliers may have an adverse effect on the Boral Target Companies, LASCO or Dimex. These uncertainties may impair each of the Boral Target Companies', LASCO's, and Dimex's ability to attract, retain and motivate key personnel until the Acquisitions are consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Boral Target Companies, LASCO or Dimex to seek to change or terminate existing business relationships with the Boral Target Companies, LASCO or Dimex, respectively. Employee retention may be particularly challenging during the pendency of the Acquisitions because employees may experience uncertainty about their future roles with us. If, despite our and the Boral Target Companies', LASCO's and Dimex's retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be seriously harmed.

We may not realize all of the anticipated benefits of the Acquisitions or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating our business with the businesses of the Boral Target Companies, LASCO and Dimex.
Our ability to realize the anticipated benefits of the Acquisitions will depend, to a large extent, on our ability to integrate our business with the businesses of the Boral Target Companies, LASCO and Dimex. The combination of such independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating each of the Boral Target Companies', LASCO's and Dimex's business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Acquisitions. Our failure to meet the challenges involved in integrating such businesses to realize the anticipated benefits of the Acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:
•the diversion of management's attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses of the Boral Target Companies, LASCO and Dimex with our business;
•difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;
•difficulties in entering into new business lines, such as our entry into recycling in connection with the Dimex Acquisition;
•difficulties in the integration of operations and systems;
•difficulties in the assimilation of employees;
•difficulties in managing the expanded operations of a larger and more complex company;
•successfully managing relationships with our strategic partners and our supplier and customer base;
•challenges in maintaining existing, and establishing new, business relationships; and
•challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of our businesses and the businesses of the Boral Target Companies, LASCO and Dimex are integrated successfully, we may not realize the full benefits of the Acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected benefits of the Acquisitions and negatively impact us. As a result, we cannot be certain that the combination of our business with the businesses of the Boral Target Companies, LASCO and Dimex will result in the realization of the full benefits anticipated from the Acquisitions.
The Acquisitions may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash charges incurred in connection with our integration of the businesses and operations of the Boral Target Companies, LASCO and Dimex with our existing business and operations. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities that we are assuming in the Acquisitions could result in unexpected litigation or regulatory exposure, unfavorable charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the Acquisitions could decline to the extent the combined company's financial results are materially affected by any of these events.

Our level of debt, including that incurred in connection with the Acquisitions, could adversely affect our ability to operate our business.
As of June 30, 2021, our indebtedness, including the current portion, totaled $3.6 billion, and our debt represented approximately 33% of our total capitalization. Our annual interest expense for 2020 was $142 million, net of interest capitalized of $4 million. We expect to incur up to $1.7 billion of additional debt to complete the Acquisitions. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:
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
These factors could be magnified or accelerated to the extent we were to finance future acquisitions, including the Acquisitions, with significant amounts of debt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2021	485	$95.50	—	$131,155,000
May 2021	217	99.54	—	131,155,000
June 2021	92	105.75	—	131,155,000
	794	$97.79	—
_____________
(1)    Represents 485, 217 and 92 shares withheld in April 2021, May 2021 and June 2021, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2021, 7,075,720 shares of our common stock had been acquired at an aggregate purchase price of approximately $419 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6. Exhibits

Exhibit No.	Exhibit Index

10.1*
Equity Purchase Agreement, dated as of June 20, 2021, by and among Boral Building Products Inc., Boral Stone Products LLC, Boral Lifetile Inc., Boral Windows LLC, Boral Industries Inc., Royal Building Products (USA) Inc. and, solely for purposes of Section 10.20, Boral Limited and, solely for purposes of Section 10.21, Westlake Chemical Corporation.

10.2*	Equity Purchase Agreement, dated as of July 4, 2021, by and among Aalberts U.S. Holding Corp. and North American Pipe Corporation.

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

______________________________
†    Filed herewith.
#    Furnished herewith.
*    Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL CORPORATION

Date:	August 3, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)