Form 10-Q
period 2021-09-30
WESTLAKE CHEMICAL CORP
filed 2021-11-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 27, 2021 was 127,821,964.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,571	$1,313
Accounts receivable, net	1,642	1,214
Inventories	1,124	918
Prepaid expenses and other current assets	98	32
Total current assets	6,435	3,477
Property, plant and equipment, net	6,992	6,920
Operating lease right-of-use assets	479	461
Goodwill	1,253	1,083
Customer relationships, net	470	444
Other intangible assets, net	198	168
Equity method investments	1,010	1,059
Other assets, net	271	223
Total assets	$17,108	$13,835
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$718	$536
Accrued and other liabilities	912	821
Current portion of long-term debt, net	268	—
Total current liabilities	1,898	1,357
Long-term debt, net	4,929	3,566
Deferred income taxes	1,445	1,368
Pension and other post-retirement benefits	362	391
Operating lease liabilities	392	376
Other liabilities	213	199
Total liabilities	9,239	7,257
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2021 and December 31, 2020, respectively	1	1
Common stock, held in treasury, at cost; 6,830,317 and 6,821,174 shares at September 30, 2021 and December 31, 2020, respectively	(406)	(401)
Additional paid-in capital	576	569
Retained earnings	7,202	5,938
Accumulated other comprehensive loss	(75)	(64)
Total Westlake Chemical Corporation stockholders' equity	7,298	6,043
Noncontrolling interests	571	535
Total equity	7,869	6,578
Total liabilities and equity	$17,108	$13,835
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,055	$1,898	$8,271	$5,539
Cost of sales	2,037	1,650	5,872	4,839
Gross profit	1,018	248	2,399	700
Selling, general and administrative expenses	122	108	383	332
Amortization of intangibles	29	27	83	81
Restructuring, transaction and integration-related costs	6	34	6	36
Income from operations	861	79	1,927	251
Other income (expense)
Interest expense	(61)	(37)	(130)	(108)
Other income, net	13	12	35	32
Income before income taxes	813	54	1,832	175
Provision for (benefit from) income taxes	193	(15)	423	(75)
Net income	620	69	1,409	250
Net income attributable to noncontrolling interests	13	12	38	33
Net income attributable to Westlake Chemical Corporation	$607	$57	$1,371	$217
Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$4.71	$0.45	$10.65	$1.69
Diluted	$4.69	$0.45	$10.60	$1.69
Weighted average common shares outstanding:
Basic	128,060,193	127,701,340	128,053,337	127,872,434
Diluted	128,765,814	127,953,907	128,710,097	128,073,066
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions of dollars)
Net income	$620	$69	$1,409	$250
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—	1	—
Income tax provision on pension and other post-retirement benefits liability	(1)	—	(1)	—
Foreign currency translation adjustments
Foreign currency translation	(13)	10	2	—
Income tax benefit (provision) on foreign currency translation	(6)	9	(13)	7
Other comprehensive income (loss), net of income taxes	(19)	19	(11)	7
Comprehensive income	601	88	1,398	257
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $0 for the three months ended September 30, 2021 and 2020; and net of tax of $2 and $1 for the nine months ended September 30, 2021 and 2020, respectively	13	13	38	35
Comprehensive income attributable to Westlake Chemical Corporation	$588	$75	$1,360	$222
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	242	—	11	253
Other comprehensive loss	—	—	—	—	—	—	(6)	(1)	(7)
Shares issued—stock-based compensation	—	—	(301,112)	22	(13)	—	—	—	9
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(35)	—	—	(35)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at March 31, 2021	134,651,380	1	6,520,062	(379)	564	6,145	(70)	564	6,825
Net income	—	—	—	—	—	522	—	14	536
Other comprehensive income	—	—	—	—	—	—	14	1	15
Shares issued—stock-based compensation	—	—	(18,397)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balances at June 30, 2021	134,651,380	1	6,501,665	(378)	571	6,633	(56)	568	7,339

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	607	—	13	620
Other comprehensive income	—	—	—	—	—	—	(19)	—	(19)
Common stock repurchased	—	—	355,800	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(27,148)	2	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(38)	—	—	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2021	134,651,380	$1	6,830,317	$(406)	$576	$7,202	$(75)	$571	$7,869
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	145	—	12	157
Other comprehensive loss	—	—	—	—	—	—	(32)	—	(32)
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(282,476)	18	(8)	(8)	—	—	2
Stock-based compensation	—	—	—	—	6	—	—	—	6
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2020	134,651,380	1	6,979,662	(413)	551	5,860	(106)	545	6,438
Net income	—	—	—	—	—	15	—	9	24
Other comprehensive income	—	—	—	—	—	—	19	1	20
Shares issued—stock-based compensation	—	—	(16,331)	2	(1)	(1)	—	—	—
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Balances at June 30, 2020	134,651,380	1	6,963,331	(411)	558	5,840	(87)	536	6,437

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	57	—	12	69
Other comprehensive loss	—	—	—	—	—	—	18	1	19
Shares issued—stock-based compensation	—	—	(32,707)	2	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2020	134,651,380	$1	6,930,624	$(409)	$563	$5,863	$(69)	$539	$6,488

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$1,409	$250
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	600	577
Stock-based compensation expense	23	21
Loss from disposition and write-off of property, plant and equipment	14	26
Deferred income taxes	50	154
Other losses, net	21	23
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(414)	(251)
Inventories	(180)	108
Prepaid expenses and other current assets	(49)	(8)
Accounts payable	184	17
Accrued and other liabilities	78	14
Other, net	(99)	(65)
Net cash provided by operating activities	1,637	866
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(428)	—
Additions to property, plant and equipment	(414)	(403)
Return of (additions to) investment from unconsolidated subsidiaries	(19)	44
Other, net	19	(7)
Net cash used for investing activities	(842)	(366)
Cash flows from financing activities
Debt issuance costs	(18)	(3)
Distributions to noncontrolling interests	(32)	(39)
Dividends paid	(107)	(102)
Proceeds from debt issuance and drawdown of revolver, net	1,668	1,299
Proceeds from (repayment of) short-term notes payable, net	5	(17)
Repayment of revolver and senior notes	—	(1,100)
Repurchase of common stock for treasury	(30)	(54)
Other, net	1	2
Net cash provided by (used for) financing activities	1,487	(14)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	4
Net increase in cash, cash equivalents and restricted cash	2,273	490
Cash, cash equivalents and restricted cash at beginning of period	1,337	750
Cash, cash equivalents and restricted cash at end of period	$3,610	$1,240
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020, and the changes in its cash position for the nine months ended September 30, 2021 and 2020.
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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Acquisitions
Boral Target Companies in North America. On June 20, 2021, Royal Building Products (USA) Inc. ("RBP"), a wholly-owned subsidiary of Westlake, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), RBP and, solely for the limited purposes set forth therein, Westlake and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, RBP agreed to acquire from Boral Industries all of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a purchase price of $2,150 in cash, subject to working capital post-closing adjustments. The Boral Purchase Agreement also includes a potential earn-out payment from RBP to Boral Industries of up to $65 if Boral's windows business generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024. The acquisition will be accounted for under the acquisition method of accounting. The fair value of the estimated earn-out will be recognized as contingent consideration liability as part of the Company's purchase accounting. On October 1, 2021, the Company completed the acquisition of, and acquired all of the equity interests in, the Boral Target Companies. Due to the recent closing of this acquisition, certain financial information related to this acquisition, including the fair value of total consideration transferred or estimated to be transferred, is not yet finalized.
LASCO Fittings, Inc. On July 4, 2021, North American Pipe Corporation ("NAPCO"), a wholly-owned subsidiary of Westlake, entered into an Equity Purchase Agreement with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly-owned subsidiary of Aalberts N.V., pursuant to which NAPCO agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts. LASCO is a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States. On August 19, 2021, the Company completed its acquisition of, and acquired all of the equity interests in, LASCO. The total closing purchase consideration was $277. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Vinyls segment. LASCO net sales and net income since the acquisition date and the acquisition-related costs recognized in the consolidated statement of operations for the three and nine months ended September 30, 2021 were not material to the Company's consolidated statement of operations. The pro forma impact of this acquisition has not been presented as it is not material to the Company's consolidated statements of operations for the nine months ended September 30, 2021 and 2020. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets as of September 30, 2021, and goodwill of $106 with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The goodwill is expected to be deductible for income tax purposes. The goodwill recognized is primarily attributable to the expected value to be achieved from the acquisition. The intangible assets that have been acquired are being amortized over a period of 17 to 18 years.
Dimex LLC. On August 2, 2021, Rome Delaware Corp. ("Rome"), a wholly-owned subsidiary of Westlake, entered into a Stock Purchase Agreement with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, Westlake and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which Rome agreed to acquire Dimex. Dimex is a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls. On September 10, 2021, the Company completed its acquisition of, and acquired all of the equity interests in, Dimex. The total closing purchase consideration was $172, subject to working capital post-closing adjustments. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Vinyls segment. Dimex net sales and net income since the acquisition date and the acquisition-related costs recognized in the consolidated statement of operations for the three and nine months ended September 30, 2021 were not material to the Company's consolidated statement of operations. The pro forma impact of this acquisition has not been presented as it is not material to the Company's consolidated statements of operations for the nine months ended September 30, 2021 and 2020. The Company recognized intangible assets of $69, of which $45 is included in customer relationships, net on the Company's consolidated balance sheets as of September 30, 2021, and goodwill of $66 with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The goodwill is not expected to be deductible for income tax purposes and is primarily attributable to the expected value to be achieved from the acquisition. The intangible assets that have been acquired are being amortized over a period of 17 to 19 years.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $39 and $24 at September 30, 2021 and December 31, 2020, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen's cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
Trade customers	$1,553	$1,086
Related parties	2	9
Allowance for credit losses	(23)	(17)
	1,532	1,078
Federal and state taxes	49	92
Other	61	44
Accounts receivable, net	$1,642	$1,214

5. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Finished products	$639	$524
Feedstock, additives, chemicals and other raw materials	316	227
Materials and supplies	169	167
Inventories	$1,124	$918

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

	Vinyls Segment	Olefins Segment	Total
Balances at December 31, 2020	$1,053	$30	$1,083
Goodwill acquired during the period	172	—	172
Effects of changes in foreign exchange rates	(2)	—	(2)
Balances at September 30, 2021	$1,223	$30	$1,253
The Company performed its annual impairment analysis for the Vinyls reporting units during the second quarter of 2021 and determined that it is more likely than not that the fair value of each of the Vinyls reporting units exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy and market capitalization.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Accounts Payable
Accounts payable consist of the following:

	September 30, 2021	December 31, 2020
Accounts payable—third parties	$687	$529
Accounts payable to related parties	17	—
Notes payable	14	7
Accounts payable	$718	$536

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$—	$250	$250	$(1)	$249
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	300	(2)	298	—	—	—
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(6)	744	750	(6)	744
Loan related to tax-exempt waste disposal revenue bonds due 2027	11		11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	811	(9)	802	859	(10)	849
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	(11)	339	—	—	—
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(22)	678	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(8)	492	500	(9)	491
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	(23)	577	—	—	—
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	(19)	431	—	—	—
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	24		24	—	—	—
Term loans due 2026 (the "2026 Term Loans")	6	—	6	—	—	—
Total long-term debt	5,302	(105)	5,197	3,620	(54)	3,566
Less current portion:
3.60% 2022 Senior Notes	(250)	—	(250)	—	—	—
8.73% 2022 RS Cogen Debt	(18)	—	(18)	—	—	—
Long-term debt, net of current portion	$5,034	$(105)	$4,929	$3,620	$(54)	$3,566
Unamortized debt issuance costs on long-term debt were $43 and $28 at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company was in compliance with all of its long-term debt covenants.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At September 30, 2021, the Company had no borrowings outstanding under the Credit Agreement. As of September 30, 2021, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2021, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
Senior Notes Offering
On August 19, 2021, the Company completed the registered public offering of $300 aggregate principal amount of 0.875% senior notes due 2024 (the “0.875% 2024 Senior Notes”), $350 aggregate principal amount of 2.875% senior notes due 2041 (the “2.875% 2041 Senior Notes”), $600 aggregate principal amount of 3.125% senior notes due 2051 (the “3.125% 2051 Senior Notes”) and $450 aggregate principal amount of 3.375% senior notes due 2061 (the “3.375% 2061 Senior Notes” and, together with the 0.875% 2024 Senior Notes, the 2.875% 2041 Senior Notes and the 3.125% 2051 Senior Notes, the “Notes”). There is no sinking fund and no scheduled amortization of each series of Notes prior to maturity of such respective series. The 0.875% 2024 Senior Notes will accrue interest at a rate of 0.875% per annum, the 2.875% 2041 Senior Notes will accrue interest at a rate of 2.875% per annum, the 3.125% 2051 Senior Notes will accrue interest at a rate of 3.125% per annum and the 3.375% 2061 Senior Notes will accrue interest at a rate of 3.375% per annum. Interest on each series of Notes will accrue from August 19, 2021 and will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2022. The indenture and supplemental indenture governing the Notes contain customary events of default and covenants that restrict the Company and certain of its subsidiaries’ ability to (1) incur certain secured indebtedness, (2) engage in certain sale-leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets. The Company may optionally redeem each series of Notes in accordance with the terms of such series of Notes. The Notes are unsecured and none of the Company's subsidiaries have guaranteed any series of the Notes.
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
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23. The interest rate on these loans at September 30, 2021 was 0.20%. The unsecured loans include a government rate subsidy and have a 5-year maturity.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2021 and 2020 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2020	$(24)	$(40)	$(64)
Other comprehensive loss attributable to Westlake Chemical Corporation	—	(11)	(11)
Balances at September 30, 2021	$(24)	$(51)	$(75)

Balances at December 31, 2019	$3	$(77)	$(74)
Other comprehensive income attributable to Westlake Chemical Corporation	—	5	5
Balances at September 30, 2020	$3	$(72)	$(69)

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

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$250	$254	$249	$259
0.875% 2024 Senior Notes	298	301	—	—
3.60% 2026 Senior Notes	744	825	744	846
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	802	860	849	897
3.375% 2030 Senior Notes	296	325	296	332
3.50% 2032 GO Zone Refunding Senior Notes	249	276	249	276
2.875% 2041 Senior Notes	339	337	—	—
5.0% 2046 Senior Notes	678	872	677	905
4.375% 2047 Senior Notes	492	577	491	597
3.125% 2051 Senior Notes	577	571	—	—
3.375% 2061 Senior Notes	431	427	—	—
8.73% 2022 RS Cogen Debt	24	24	—	—
2026 Term Loans	6	6	—	—

11. Income Taxes
The effective income tax rate was an expense of 23.7% for the three months ended September 30, 2021 as compared to a benefit of 27.8% for the three months ended September 30, 2020. The effective income tax rate for the three months ended September 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the three months ended September 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of additional federal net operating loss ("NOL") to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction as a result of the NOL carryback.
The effective income tax rate was an expense of 23.1% for the nine months ended September 30, 2021 as compared to a benefit of 42.9% for the nine months ended September 30, 2020. The effective income tax rate for the nine months ended September 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes. The effective income tax rate for the nine months ended September 30, 2020 was a benefit and below the statutory rate of 21.0% primarily due to the income tax rate benefit resulting from the carryback of federal NOL to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the NOL carryback, the depletion deduction, the foreign earnings rate differential and the state income tax benefit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Westlake Chemical Corporation	$607	$57	$1,371	$217
Less:
Net income attributable to participating securities	(3)	—	(7)	(1)
Net income attributable to common shareholders	$604	$57	$1,364	$216
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares—basic	128,060,193	127,701,340	128,053,337	127,872,434
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	705,621	252,567	656,760	200,632
Weighted average common shares—diluted	128,765,814	127,953,907	128,710,097	128,073,066

Earnings per common share attributable to Westlake Chemical Corporation:
Basic	$4.71	$0.45	$10.65	$1.69
Diluted	$4.69	$0.45	$10.60	$1.69
Excluded from the computation of diluted earnings per share are options to purchase 426,918 and 1,298,659 shares of common stock for the three months ended September 30, 2021 and 2020, respectively; and 476,162 and 1,234,126 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends per common share	$0.2975	$0.2700	$0.8375	$0.7950
13. Supplemental Information
Equity Method Investments
LACC, LLC
The Company's investment in LACC, LLC ("LACC"), a related party, was $947 and $961 at September 30, 2021 and December 31, 2020, respectively. The Company made capital contributions to LACC of $10 and $17 during the three and nine months ended September 30, 2021, respectively.

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Accrued and Other Liabilities
Accrued and other liabilities were $912 and $821 at September 30, 2021 and December 31, 2020, respectively. Accrued rebates, a component of accrued and other liabilities, was $152 at September 30, 2021, and $128 at December 31, 2020. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $30 and $61 at September 30, 2021 and December 31, 2020, respectively.
Restructuring, Transaction and Integration-Related Costs
For the three and nine months ended September 30, 2021, the restructuring, transaction and integration-related costs of $6 primarily consisted of integration-related consulting fees and costs associated with Company's recent acquisitions. For the three and nine months ended September 30, 2020, the restructuring, transaction and integration-related costs of $34 and $36, respectively, primarily consisted of restructuring expenses related to the closure of a non-integrated plant located in Germany.
Non-cash Investing Activity
The change in capital expenditure accruals increasing additions to property, plant and equipment was $14 and $49 for the nine months ended September 30, 2021 and 2020, respectively.
14. Commitments and Contingencies
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
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of September 30, 2021 and December 31, 2020, the Company had reserves for environmental contingencies totaling approximately $55 and $53, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net external sales
Vinyls
PVC, caustic soda and other	$1,834	$1,116	$4,950	$3,333
Building products	514	413	1,406	1,049
Total Vinyls	2,348	1,529	6,356	4,382
Olefins
Polyethylene	559	302	1,488	914
Styrene, feedstock and other	148	67	427	243
Total Olefins	707	369	1,915	1,157
	$3,055	$1,898	$8,271	$5,539

Intersegment sales
Vinyls	$—	$—	$—	$1
Olefins	163	79	447	183
	$163	$79	$447	$184

Income (loss) from operations
Vinyls	$601	$42	$1,236	$135
Olefins	281	51	738	138
Corporate and other	(21)	(14)	(47)	(22)
	$861	$79	$1,927	$251

Depreciation and amortization
Vinyls	$166	$160	$486	$467
Olefins	36	34	109	104
Corporate and other	1	2	5	6
	$203	$196	$600	$577

Other income, net
Vinyls	$10	$7	$27	$21
Olefins	—	1	2	2
Corporate and other	3	4	6	9
	$13	$12	$35	$32

Provision for (benefit from) income taxes
Vinyls	$141	$(25)	$279	$(121)
Olefins	66	4	170	41
Corporate and other	(14)	6	(26)	5
	$193	$(15)	$423	$(75)

WESTLAKE CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital expenditures
Vinyls	$124	$94	$346	$338
Olefins	19	16	66	60
Corporate and other	1	2	2	5
	$144	$112	$414	$403
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from operations	$861	$79	$1,927	$251
Interest expense	(61)	(37)	(130)	(108)
Other income, net	13	12	35	32
Income before income taxes	$813	$54	$1,832	$175

	September 30, 2021	December 31, 2020
Total assets
Vinyls	$11,655	$10,680
Olefins	2,153	1,923
Corporate and other	3,300	1,232
	$17,108	$13,835

16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
At September 30, 2021, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2021.

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
Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Demand for vinyl products in the first half of 2020 was negatively impacted by the onset of the coronavirus ("COVID-19") pandemic. Global demand for most of our vinyls products started strengthening in the second half of 2020 and remained strong through the third quarter of 2021, and we expect global demand for most of our vinyls products to remain robust through the remainder of 2021 and well into 2022. Depending on the performance of the global economy, potential changes in international trade and tariffs policies, the trend of crude oil prices, the timing of the new capacity additions in 2021 and beyond, and the sustainability of the current, strong demand for most of our products, our financial condition, results of operations or cash flows could be negatively or positively impacted.
Ethane-based ethylene producers have in the recent past experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Olefins segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers during periods of lower crude oil prices. In the past year, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the COVID-19 pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids, as well as fluctuation in the price of crude oil. Additionally, we have seen volatility in ethane and ethylene prices in 2021 due to winter storm Uri and Hurricane Ida that resulted in shutdowns of many industry production facilities on the Gulf Coast and delayed or extended the timing of planned turnarounds of various ethylene crackers. Global demand for most of our olefins products started strengthening in the second half of 2020 and remained strong through the third quarter of 2021, and we expect global demand for most of our olefins products to remain robust through the remainder of 2021 and the first half of 2022. However, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East will add additional supply and may contribute to periods of lower profitability in our Olefins segment.

Significant Developments
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. We were designated as an essential industry by many governments based on the nature of the products we manufacture. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continued to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants recommenced production. Except for the impact of the winter storm Uri and Hurricane Ida, operating rates have improved for most of our plants since the second half of 2020 due to continuing increase in demand for our products. Though the government restrictions across the world generally eased through the third quarter of 2021, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. Factors that could impact the spread of COVID-19 include timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant disruptions to our business operations in the near future.
For additional discussion regarding our operations and COVID-19, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of the 2020 Form 10-K. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of the 2020 Form 10-K.
Acquisitions
Acquisition of Boral Target Companies
On June 20, 2021, Royal Building Products (USA) Inc. ("RBP"), one of our wholly-owned subsidiaries, entered into that certain Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), RBP and, solely for the limited purposes set forth therein, Westlake and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, RBP agreed to acquire from Boral Industries 100% of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a purchase price of $2.15 billion in cash, subject to working capital post-closing adjustment, as well as a potential earn-out payment from RBP to Boral Industries of up to $65 million if Boral's windows business generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024 (the “Boral Acquisition”).
On October 1, 2021, we completed the acquisition of, and acquired all of the equity interests in, the Boral Target Companies.
Other Acquisitions
LASCO Fittings, Inc. On July 4, 2021, North American Pipe Corporation ("NAPCO"), one of our wholly-owned subsidiaries, entered into that certain Equity Purchase Agreement with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly-owned subsidiary of Aalberts N.V., pursuant to which NAPCO agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts. On August 19, 2021, we completed the acquisition of, and acquired all of the equity interests in, LASCO. The total closing purchase consideration was $277 million (the "LASCO Acquisition"). The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Vinyls segment. LASCO is a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States.

Dimex Inc. On August 2, 2021, Rome Delaware Corp. ("Rome"), one of our wholly-owned subsidiaries, entered into that certain Stock Purchase Agreement (the "Dimex Purchase Agreement") with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, Westlake and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which Rome agreed to acquire Dimex. On September 10, 2021, we completed the acquisition of, and acquired all of the equity interests in, Dimex. The total closing purchase consideration was $172 million, subject to working capital post-closing adjustments (the "Dimex Acquisition" and, together with the Boral Acquisition and the LASCO Acquisition, the "Acquisitions"). The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Vinyls segment. Dimex is a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls.
Senior Notes Offering
On August 19, 2021, we completed the registered public offering of $300 million aggregate principal amount of 0.875% senior notes due 2024 (the “0.875% 2024 Senior Notes”), $350 million aggregate principal amount of 2.875% senior notes due 2041 (the “2.875% 2041 Senior Notes”), $600 million aggregate principal amount of 3.125% senior notes due 2051 (the “3.125% 2051 Senior Notes”) and $450 million aggregate principal amount of 3.375% senior unsecured notes due 2061 (the “3.375% 2061 Senior Notes” and, together with the 0.875% 2024 Senior Notes, the 2.875% 2041 Senior Notes and the 3.125% 2051 Senior Notes, the “Notes”). The net proceeds from the offering of the Notes were used to fund a portion of the purchase prices of the Acquisitions. See "Liquidity and Capital Resources—Debt" below and Note 8 to the consolidated financial statements included in this Form 10-Q for more information.
Hurricane Ida
On August 29, 2021, Hurricane Ida made a landfall in Louisiana as a category 4 storm. Due to Hurricane Ida, several of our facilities in the region experienced disruption to their operations, resulting in lost production and sales and higher maintenance expense in the three months ended September 30, 2021. Our facilities impacted by Hurricane Ida have since resumed production.
Petro 2 Facility Flash Fire
In September 2021, Westlake Chemical OpCo LP's Petro 2 ethylene unit commenced turnaround activities. On September 27, 2021, shortly after the turnaround commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. Although there was no sustained fire or offsite impact resulting from the incident and the quench tower did not sustain significant damage, due to the subsequent investigation by the Occupational Safety and Health Administration, the duration of the turnaround has been extended and is now expected to conclude in December. There are five lawsuits pending in connection with the flash fire at the quench tower during the Petro 2 turnaround.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in millions, except per share data)
Net external sales
Vinyls
PVC, caustic soda and other	$1,834	$1,116	$4,950	$3,333
Building products	514	413	1,406	1,049
Total Vinyls	2,348	1,529	6,356	4,382
Olefins
Polyethylene	559	302	1,488	914
Styrene, feedstock and other	148	67	427	243
Total Olefins	707	369	1,915	1,157
Total	$3,055	$1,898	$8,271	$5,539

Income (loss) from operations
Vinyls	$601	$42	$1,236	$135
Olefins	281	51	738	138
Corporate and other	(21)	(14)	(47)	(22)
Total income from operations	861	79	1,927	251
Interest expense	(61)	(37)	(130)	(108)
Other income, net	13	12	35	32
Provision for (benefit from) income taxes	193	(15)	423	(75)
Net income	620	69	1,409	250
Net income attributable to noncontrolling interests	13	12	38	33
Net income attributable to Westlake Chemical Corporation	$607	$57	$1,371	$217
Diluted earnings per share	$4.69	$0.45	$10.60	$1.69
EBITDA (1)	$1,077	$287	$2,562	$860
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Vinyls	+53.0%	+0.5%	+41.5%	+3.5%
Olefins	+88.1%	+3.6%	+71.8%	-6.2%
Company	+59.8%	+1.1%	+47.8%	+1.5%

Average Industry Prices (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average domestic prices
Natural gas ($/MMBtu) (2)	4.0	2.0	3.2	1.9
Ethane (cents/lb) (3)	11.7	7.4	9.5	6.2
Propane (cents/lb) (4)	27.6	11.9	23.2	10.1
Ethylene (cents/lb) (5)	48.0	19.3	45.3	15.4
Polyethylene (cents/lb) (6)	109.0	61.0	95.3	54.1
Styrene (cents/lb) (7)	82.0	53.8	83.0	54.8
Caustic soda ($/short ton) (8)	825	697	743	681
Chlorine ($/short ton) (9)	443	176	328	176
PVC (cents/lb) (10)	109.0	73.3	102.3	70.6

Average export prices
Polyethylene (cents/lb) (11)	86.0	45.7	84.0	41.2
Caustic soda ($/short ton) (12)	364	260	315	261
PVC (cents/lb) (13)	74.1	38.5	73.2	34.3
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$755	$357	$1,637	$866
Changes in operating assets and liabilities and other	(109)	(230)	(178)	(462)
Deferred income taxes	(26)	(58)	(50)	(154)
Net income	620	69	1,409	250
Less:
Other income, net	13	12	35	32
Interest expense	(61)	(37)	(130)	(108)
Benefit from (provision for) income taxes	(193)	15	(423)	75
Income from operations	861	79	1,927	251
Add:
Depreciation and amortization	203	196	600	577
Other income, net	13	12	35	32
EBITDA	$1,077	$287	$2,562	$860

Summary
For the quarter ended September 30, 2021, net income attributable to Westlake was $607 million, or $4.69 per diluted share, on net sales of $3,055 million. This represents an increase in net income attributable to Westlake of $550 million, or $4.24 per diluted share, compared to the quarter ended September 30, 2020 net income attributable to Westlake of $57 million, or $0.45 per diluted share, on net sales of $1,898 million. Income from operations for the quarter ended September 30, 2021 was $861 million, a $782 million increase from income from operations of $79 million for the quarter ended September 30, 2020. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for most of our major products, caused by the strong demand for our products resulting from continued improvement in global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. In addition, the third quarter of 2021 net income and operating income were positively impacted by higher margin contribution on ethylene produced by our joint venture LACC, LLC ("LACC") and were negatively impacted by higher feedstock costs, fuel costs, selling, general and administrative expense. Net sales for the quarter ended September 30, 2021 increased by $1,157 million compared to net sales for the quarter ended September 30, 2020, mainly due to higher sales prices for our major products, partially offset by lower sales volumes for downstream building products.
For the nine months ended September 30, 2021, net income attributable to Westlake was $1,371 million, or $10.60 per diluted share, on net sales of $8,271 million. This represents an increase in net income attributable to Westlake of $1,154 million, or $8.91 per diluted share, compared to the nine months ended September 30, 2020 net income attributable to Westlake of $217 million, or $1.69 per diluted share, on net sales of $5,539 million. Income from operations for the nine months ended September 30, 2021 was $1,927 million, a $1,676 million increase from income from operations of $251 million for the nine months ended September 30, 2020. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for most of our major products and higher sales volumes for downstream building products and PVC compounds, due to the strengthening of demand for our products resulting from continued improvement in global economic activity from the impact of COVID-19 in 2020, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Net income and income from operations for the nine months ended September 30, 2021 were positively impacted by higher margin contribution on ethylene produced by LACC. Net income and income from operations for the nine months ended September 30, 2021 was negatively impacted by the shutdown of our production facilities in the southern United States due to weather-related events in the nine months ended September 30, 2021, which resulted in lower production for many of our major products including polyethylene. In addition, net income and income from operations for the nine months ended September 30, 2021 was negatively impacted by higher feedstock costs, fuel costs and selling, general and administrative expense. The nine months ended September 30, 2020 net income included an income tax rate benefit of $95 million resulting from the carryback of federal net operating losses permitted by the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"). Net sales for the nine months ended September 30, 2021 increased by $2,732 million compared to net sales for the nine months ended September 30, 2020, mainly due to higher sales prices for our major products, as well as higher sales volumes for downstream building products and PVC compounds, partially offset by lower sales volumes for polyethylene.
RESULTS OF OPERATIONS
Third Quarter 2021 Compared with Third Quarter 2020
Net Sales. Net sales increased by $1,157 million, or 61%, to $3,055 million in the third quarter of 2021 from $1,898 million in the third quarter of 2020, primarily attributable to higher sales prices for our major products, partially offset by lower sales volumes for downstream building products. Average sales prices for the third quarter of 2021 increased by 60% as compared to the third quarter of 2020 due to the strong demand for our products resulting from the continued improvement of global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Sales volumes increased by 1% in the third quarter of 2021 as compared to the third quarter of 2020.
Gross Profit. Gross profit margin percentage was 33% in the third quarter of 2021 as compared to 13% in the third quarter of 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for our major products. Gross profit margin for the third quarter of 2021 was also positively impacted by higher margin contribution on ethylene produced by LACC and was negatively impacted by higher feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14 million to $122 million in the third quarter of 2021 as compared to $108 million in the third quarter of 2020. This increase was mainly due to higher employee compensation, selling and consulting expenses.

Amortization of Intangibles. Amortization expense was $29 million in the third quarter of 2021, which was comparable to the third quarter of 2020.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $6 million in the third quarter of 2021 primarily consisted of costs associated with our recent acquisitions. Restructuring, transaction and integration-related costs of $34 million in the third quarter of 2020 primarily related to the closure of a non-integrated PVC plant located in Germany.
Interest Expense. Interest expense increased by $24 million to $61 million in the third quarter of 2021 from $37 million in the third quarter of 2020, primarily as a result of higher average debt outstanding in the third quarter of 2021 as compared to the third quarter of 2020 and the settlement of interest rate lock arrangements associated with the issuance of the Notes.
Other Income, Net. Other income, net of $13 million in the third quarter of 2021 was comparable to the other income, net in the third quarter of 2020.
Income Taxes. The effective income tax rate was an expense of 23.7% for the third quarter of 2021 as compared to a benefit of 27.8% for the third quarter of 2020. The change in effective tax rate in the third quarter of 2021 as compared to the third quarter of 2020 was primarily due to the income tax rate benefit in the third quarter of 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Internal Revenue Code Section 199 ("Section 199") domestic manufacturing deduction as a result of the net operating loss carryback.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $819 million, or 54%, to $2,348 million in the third quarter of 2021 from $1,529 million in the third quarter of 2020. The increase was mainly due to higher sales prices for our major products, partially offset by lower downstream building products sales volumes, as compared to the prior-year period. Average sales prices for the Vinyls segment increased by 53% in the third quarter of 2021, as compared to the third quarter of 2020, primarily due to continued improvement in global economic activity and strong residential construction and repair and remodeling industry performance. Sales volumes for the Vinyls segment increased by 1% in the third quarter of 2021 as compared to the third quarter of 2020.
Income from Operations. Income from operations for the Vinyls segment increased by $559 million to $601 million in the third quarter of 2021 from $42 million in the third quarter of 2020. This increase in income from operations was primarily due to significantly higher sales prices and margins for our major products, including PVC resin, resulting from continued improvement in global economic activity and strong residential construction and repair and remodeling industry performance. The third quarter of 2021 was also positively impacted by higher margin contribution on ethylene produced by LACC, partially offset by higher feedstock and fuel costs.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $338 million, or 92%, to $707 million in the third quarter of 2021 from $369 million in the third quarter of 2020. Average sales prices for the Olefins segment increased by 88% in the third quarter of 2021 as compared to the third quarter of 2020 primarily due to higher sales prices for our major products. The higher prices were driven by a shortage of ethylene from unplanned shutdowns of many plants in the industry due to the severe winter storm in the first quarter of 2021, and hurricanes in 2020 and 2021, and planned turnarounds compounded by continued improvement in global economic activity. Sales volumes for the Olefins segment increased by 4% in the third quarter of 2021 as compared to the third quarter of 2020.
Income from Operations. Income from operations for the Olefins segment increased by $230 million to $281 million in the third quarter of 2021 from $51 million in the third quarter of 2020. This increase in income from operations was due to significantly higher sales prices and margins for our major products, mainly resulting from the ethylene shortage and continued improvement in global economic activity. The increase in income from operations versus the prior-year period was partially offset by higher feedstock and fuel costs. Trading activity for the third quarter of 2021 resulted in a gain of approximately $10 million primarily due to favorable derivative positions as compared to no net gain or loss for the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net Sales. Net sales increased by $2,732 million, or 49%, to $8,271 million in the nine months ended September 30, 2021 from $5,539 million in the nine months ended September 30, 2020, primarily attributable to higher sales prices for our major products as well as higher sales volumes for downstream building products and PVC compounds, partially offset by lower sales volumes for polyethylene. Average sales prices for the nine months ended September 30, 2021 increased by 48% as compared to the nine months ended September 30, 2020 due to the strengthening of demand for our products resulting from continued improvement in global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Sales volumes increased by 2% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Gross Profit. Gross profit margin percentage was 29% in the nine months ended September 30, 2021 as compared to 13% in the nine months ended September 30, 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for our major products, as well as the higher sales volumes for downstream building products and PVC compounds. Gross profit margin for the nine months ended September 30, 2021 was also positively impacted by the margin contributed from LACC's produced ethylene. Gross profit margin for the nine months ended September 30, 2021 was negatively impacted by the lost production due to weather-related events in the nine months ended September 30, 2021, which resulted in lower plant operating rates, higher maintenance expense and lower production for polyethylene, as well as higher feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $51 million to $383 million in the nine months ended September 30, 2021 as compared to $332 million in the nine months ended September 30, 2020. This increase was mainly due to higher employee compensation, selling and consulting expenses.
Amortization of Intangibles. Amortization expense was $83 million in the nine months ended September 30, 2021, which was comparable to the nine months ended September 30, 2020.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $6 million for the nine months ended September 30, 2021 primarily consisted of costs associated with our recent acquisitions. Restructuring, transaction and integration-related costs of $36 million in the nine months ended September 30, 2020 primarily related to the closure of a non-integrated PVC plant located in Germany.
Interest Expense. Interest expense increased by $22 million to $130 million in the nine months ended September 30, 2021 from $108 million in the nine months ended September 30, 2020 as a result of higher average debt outstanding in the third quarter of 2021 as compared to the third quarter of 2020 and the settlement of interest rate lock arrangements associated with the issuance of the Notes.
Other Income, Net. Other income, net of $35 million in the nine months ended September 30, 2021 was comparable to other income, net in the nine months ended September 30, 2020.
Income Taxes. The effective income tax rate was an expense of 23.1% for the nine months ended September 30, 2021 as compared to a benefit of 42.9% for the nine months ended September 30, 2020. The change in effective tax rate in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to the income tax rate benefit in the nine months ended September 30, 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35.0% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback.
Vinyls Segment
Net Sales. Net sales for the Vinyls segment increased by $1,974 million, or 45%, to $6,356 million in the nine months ended September 30, 2021 from $4,382 million in the nine months ended September 30, 2020. The increase was mainly due to higher sales prices for our major products and higher sales volumes for downstream building products and PVC compounds, as compared to the prior-year period. The increase in prices were primarily due to continued improvement in global economic activity and strong residential construction and repair and remodeling industry performance. Average sales prices for the Vinyls segment increased by 42% in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Sales volumes for the Vinyls segment increased by 4% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Income from Operations. Income from operations for the Vinyls segment increased by $1,101 million to $1,236 million in the nine months ended September 30, 2021 from $135 million in the nine months ended September 30, 2020. This increase in income from operations was primarily due to significantly higher sales prices for our major products, including PVC resin, and higher volumes for downstream building products and PVC compounds, resulting from continued improvement in global economic activity and strong residential construction and repair and remodeling industry performance, higher margin contribution from ethylene produced by LACC, partially offset by higher ethylene feedstock and fuel costs as well as the impacts of the weather related events in the nine months ended September 30, 2021.
Olefins Segment
Net Sales. Net sales for the Olefins segment increased by $758 million, or 66%, to $1,915 million in the nine months ended September 30, 2021 from $1,157 million in the nine months ended September 30, 2020. The increase was mainly due to higher sales prices for our major products. Average sales prices for the Olefins segment increased by 72% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The higher prices were driven by a shortage of ethylene resulting from shutdowns of many plants in the in the southern United States due to the severe winter storm in the first quarter of 2021 and hurricanes in 2020 and in 2021 compounded by continued improvement in global economic activity. The higher feedstock cost also contributed to higher prices in the Olefins segment. Sales volumes for the Olefins segment decreased by 6% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of the lower polyethylene inventory levels, lower production and lower product availability resulting from the continuing inventory shortages.
Income from Operations. Income from operations for the Olefins segment increased by $600 million to $738 million in the nine months ended September 30, 2021 from $138 million in the nine months ended September 30, 2020. This increase in income from operations was primarily due to significantly higher sales prices for our major products, mainly resulting from the ethylene shortage and continued improvement in global economic activity. The increase in income from operations versus the prior-year period was partially offset by the lower polyethylene sales volumes, lower product availability and by higher feedstock and fuel costs. Trading activity for the nine months ended September 30, 2021 resulted in a gain of approximately $26 million as compared to a gain of $1 million for the nine months ended September 30, 2020.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Cash Flows
Operating Activities
Operating activities provided cash of $1,637 million in the first nine months of 2021 compared to cash provided by operating activities of $866 million in the first nine months of 2020. The $771 million increase in cash flows from operating activities was mainly due to an increase in income from operations that was partially offset by working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $381 million in the first nine months of 2021, compared to $120 million of cash used in the first nine months of 2020, an unfavorable change of $261 million. The majority of the unfavorable changes in the first nine months of 2021 were driven by higher accounts receivable and higher inventories, partially offset by higher accounts payable. The unfavorable change in accounts receivable was primarily driven by higher sales prices resulting in higher trade customer balances. The higher inventories and accounts payable in the first nine months of 2021 were primarily driven by higher inventory cost and an increase in operating activities, as compared to the nine months ended September 30, 2020.

Investing Activities
Net cash used for investing activities in the first nine months of 2021 was $842 million as compared to net cash used for investing activities of $366 million in the first nine months of 2020. The increase in investing activities in the first nine months of 2021 was primarily due to the acquisitions of LASCO and Dimex for $428 million, net of cash acquired. Capital expenditures were $414 million in the first nine months of 2021, which was higher by $11 million as compared to $403 million in the first nine months of 2020. Capital expenditures in the first nine months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In the first nine months of 2021, we contributed $17 million to LACC and $2 million to an unconsolidated investee compared to return of investment of $44 million from LACC in the first nine months of 2020.
Financing Activities
Net cash provided for financing activities during the first nine months of 2021 was $1,487 million as compared to net cash used by financing activities of $14 million in the first nine months of 2020. The activities during the first nine months of 2021 were primarily related to the registered public offering of $300 million aggregate principal amount of 0.875% 2024 Senior Notes, $350 million aggregate principal amount of 2.875% 2041 Senior Notes, $600 million aggregate principal amount of 3.125% 2051 Senior Notes and $450 million aggregate principal amount of 3.375% 2061 Senior Notes and the payment of debt issuance costs of $18 million related to such Notes. The remaining activities during the nine months ended September 30, 2021 related to the $107 million payment of cash dividends, the $32 million payment of cash distributions to noncontrolling interests and the repurchase of shares of our common stock for an aggregate purchase price of $30 million. In the first nine months of 2020, out of an abundance of caution due to the COVID-19 pandemic, we borrowed $1,000 million under our revolving credit facility, which we subsequently repaid in June 2020. We also completed a registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes in June 2020. The remaining activities in the first nine months of 2020 were primarily related to the $102 million payment of cash dividends, the $39 million payment of cash distributions to noncontrolling interests, repurchases of our common stock of $54 million and $17 million representing repayment of short-term notes payable.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2021, we had repurchased 7,431,520 shares of our common stock for an aggregate purchase price of approximately $449 million under the 2014 Program. During the nine months ended September 30, 2021, we repurchased shares of our common stock for an aggregate purchase price of $30 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners' common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of September 30, 2021.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities (such as the planned ongoing turnaround of OpCo's Petro 2 ethylene unit in Lake Charles). Funding of any potential large expansions or potential acquisitions would likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
On August 19, 2021, we completed the registered public offering of the Notes. See "Liquidity and Capital Resources—Debt" below for more information.

Cash and Cash Equivalents
As of September 30, 2021, our cash and cash equivalents totaled $3,571 million.
Debt
As of September 30, 2021, our indebtedness totaled $5.2 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. As of September 30, 2021, we had no borrowings outstanding under the Credit Agreement. As of September 30, 2021, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2021, we were in compliance with the total leverage ratio financial maintenance covenant.
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
0.875% Senior Notes due 2024
In August 2021, we completed the registered public offering of $300 million aggregate principal amount of 0.875% 2024 Senior Notes. We may optionally redeem the 0.875% 2024 Senior Notes at any time and from time to time on or after August 15, 2022 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 0.875% 2024 Senior Notes may require us to repurchase the 0.875% 2024 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 0.875% 2024 Senior Notes).

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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2021 was 0.07% and at December 31, 2020 was 0.14%.
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

2.875% Senior Notes due 2041
In August 2021, we completed the registered public offering of $350 million aggregate principal amount of 2.875% 2041 Senior Notes. We may optionally redeem the 2.875% 2041 Senior Notes at any time and from time to time prior to February 15, 2041 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 2.875% 2041 Senior Notes being redeemed that would be due if the 2.875% 2041 Senior Notes matured on February 15, 2041, discounted to the redemption date on a semi-annual basis, plus 20 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 2.875% 2041 Senior Notes at any time on or after February 15, 2041 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 2.875% 2041 Senior Notes may require us to repurchase the 2.875% 2041 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 2.875% 2041 Senior Notes).
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
3.125% Senior Notes due 2051
In August 2021, we completed the registered public offering of $600 million aggregate principal amount of 3.125% 2051 Senior Notes. We may optionally redeem the 3.125% 2051 Senior Notes at any time and from time to time prior to February 15, 2051 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.125% 2051 Senior Notes being redeemed that would be due if the 3.125% 2051 Senior Notes matured on February 15, 2051, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 3.125% 2051 Senior Notes at any time on or after February 15, 2051 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.125% 2051 Senior Notes may require us to repurchase the 3.125% 2051 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.125% 2051 Senior Notes).
3.375% Senior Notes due 2061
In August 2021, we completed the registered public offering of $450 million aggregate principal amount of 3.375% 2061 Senior Notes. We may optionally redeem the 3.375% 2061 Senior Notes at any time and from time to time prior to February 15, 2061 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.375% 2061 Senior Notes being redeemed that would be due if the 3.375% 2061 Senior Notes matured on February 15, 2061, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 3.375% 2061 Senior Notes at any time on or after February 15, 2061 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.375% 2061 Senior Notes may require us to repurchase the 3.375% 2061 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.375% 2061 Senior Notes).

The indenture governing the 3.60% 2022 Senior Notes, the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $24 million at September 30, 2021.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $23 million. The interest rate on these loans at September 30, 2021 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $6 million at September 30, 2021.
As of September 30, 2021, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Partners, originally entered into on April 29, 2015 and amended in August and December 2017. In addition, on March 19, 2020, Westlake Partners and Westlake Chemical Finance Corporation entered into an amendment to the revolving credit facility, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of September 30, 2021, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of September 30, 2021, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
•our plans to respond to the challenges presented by the COVID-19 pandemic, including planned reductions of costs and increases of operating efficiencies, as well as the duration of the planned ongoing turnaround at our Petro 2 ethylene unit;
•production capacities;
•the impact of ongoing supply chain constraints and workforce availability (including any impacts as a result of vaccination requirements) caused by the COVID-19 pandemic;
•currency devaluation;
•our ability to borrow additional funds under our credit agreement;
•our ability to meet our liquidity needs;
•our ability to meet debt obligations under our debt instruments;
•our intended quarterly dividends;
•future capacity additions and expansions in the industries in which we compete;
•results of acquisitions, including the results, effects and benefits of the of the Boral Target Companies, LASCO and Dimex;
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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2020 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•the ultimate timing, outcome and results of integrating the operations of the Boral Target Companies, LASCO and Dimex and the ultimate outcome of our operating efficiencies applied to the products and services of the Boral Target Companies, LASCO and Dimex; the effects of the Acquisitions, including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from the Acquisitions and our ability to realize such synergies and other benefits;
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into the olefins and vinyls products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2021, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $33 million and a hypothetical $0.10 increase in the price of a MMBtu of natural gas would have decreased our income before income taxes by $1 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2021, we had $5,285 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $53 million. Also, at September 30, 2021, we had $17 million principal amount of variable rate debt outstanding, which primarily represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $17 million as of September 30, 2021 was 0.11%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in our annual interest expense. During June and July 2021, in order to manage the interest rate risk associated with potential borrowings, we entered into treasury lock agreements to fix the treasury yield component of the interest cost. These agreements settled in August 2021 on the issuance of the Notes.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We do not expect the impact of the LIBOR phase out to be material as we do not have any external LIBOR-based borrowings outstanding at September 30, 2021.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The notional value of the net investment hedges was €220 million at September 30, 2021. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2020 Form 10-K, filed on February 24, 2021, contained a description of various legal proceedings in which we are involved. See below and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2021):
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

Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2020 Form 10-K and the quarterly report on Form 10-Q for the quarter ended June 30, 2021 (the "Second Quarter 2021 Form 10-Q"). The risks described in the 2020 Form 10-K and the Second Quarter 2021 Form 10-Q and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchase of equity securities during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2021	175	$90.04	—	$131,155,000
August 2021	148,834	84.04	148,598	118,667,000
September 2021	207,876	84.54	207,202	101,151,000
	356,885	$84.34	355,800
_____________
(1)    Includes 175, 236 and 674 shares withheld in July 2021, August 2021 and September 2021, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of September 30, 2021, 7,431,520 shares of our common stock had been acquired at an aggregate purchase price of approximately $449 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CHEMICAL CORPORATION

Date:	November 3, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)