Form 10-K
period 2021-12-31
WESTLAKE CORP
filed 2022-02-23
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-32260

Westlake Corporation
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2021, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2021 of $90.09 on the New York Stock Exchange was approximately $3.0 billion.
There were 127,920,658 shares of the registrant's common stock outstanding as of February 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2022 Annual Meeting of Stockholders to be held on May 13, 2022.

Explanatory Note
References in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms refer to Westlake Corporation, formerly known as Westlake Chemical Corporation ("Westlake" or the "Company").
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
•our plans to respond to the challenges presented by the COVID-19 pandemic, including planned reductions of costs and increases of operating efficiencies;
•production capacities;
•the impact of ongoing supply chain constraints and workforce availability caused by the COVID-19 pandemic;
•currency devaluation;
•our ability to borrow additional funds under our credit agreement;
•our ability to meet our liquidity needs;
•our ability to meet debt obligations under our debt instruments;
•our intended quarterly dividends;
•future capacity additions and expansions in the industries in which we compete;
•results of acquisitions including the results, effects and benefits of the acquisitions of the Boral Target Companies, LASCO, Dimex and Hexion epoxy (each as defined below);
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
i

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•the ultimate timing, outcome and results of integrating the operations of the Boral Target Companies, LASCO, Dimex and Hexion epoxy and the ultimate outcome of our operating efficiencies applied to the products and services of the Boral Target Companies, LASCO, Dimex and Hexion epoxy; the effects of the Acquisitions (as defined below), including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from the Acquisitions and our ability to realize such synergies and other benefits;
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
•technological developments;
•information systems failures and cyberattacks;
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
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2021. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

iii

PART I

Item 1. Business
General
We are a vertically integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products that enhances the lives of people every day. Our products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, water treatment, coatings as well as other durable and non-durable goods. We have historically operated in two principal operating segments, Vinyls and Olefins. As a result of recent acquisitions, in the fourth quarter of 2021, we reorganized our business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. Performance and Essential Materials includes Westlake North American Vinyls, Westlake North American Chlor-alkali & Derivatives, Westlake European & Asian Chlorovinyls, Westlake Olefins and Westlake Polyethylene. Housing and Infrastructure Products includes Westlake Royal Building Products, Westlake Pipe & Fittings, Westlake Global Compounds and Westlake Dimex. The change has been retrospectively reflected in the periods presented in this Form 10-K. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene and styrene monomer. We also have substantial downstream integration from PVC into our building products, PVC pipes and fittings and PVC compounds in our Housing and Infrastructure Products segment.
We began operations in 1986. Since 1986, we have grown rapidly into an integrated global producer of chemicals and building products. We achieved this growth by acquiring existing plants or constructing new plants and completing numerous capacity or production line expansions. We regularly consider acquisitions and other internal and external growth opportunities that would be consistent with, or complementary to, our overall business strategy.
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of common units (the "Westlake Partners IPO"). As of February 16, 2022, Westlake Partners' assets consisted of a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly-owned by us. OpCo's assets include two ethylene production facilities at our olefins facility in Lake Charles, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain a 77.2% limited partner interest in OpCo, a 40.1% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of our Performance and Essential Materials segment. For more information, see "—Performance and Essential Materials Business" below.
On January 2, 2019, we completed the acquisition of NAKANTM, a global compounding solutions business. NAKAN's products are used in a wide-variety of applications, including in the automotive, building and construction, and medical industries. With this acquisition, our PVC compounding business now has facilities worldwide in China, France, Germany, Italy, Japan, Mexico, Spain, the United States and Vietnam, as well as a world-class research facility in France and several application laboratories.
On November 12, 2019, we completed the acquisition of an additional 34.8% of the membership interests in LACC, LLC ("LACC") from Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), for approximately $817 million (the "Transaction"). Prior to the Transaction, we owned approximately 12% of the membership interests in LACC. As of December 31, 2021, we owned an aggregate 46.8% membership interest in LACC. The LACC ethylene plant has 2.2 billion pounds per year of ethylene production capacity and is adjacent to our chlor-alkali facility in Lake Charles. During the third quarter of 2019, the LACC ethylene plant began commercial operations. As a result of the Transaction, we receive our proportionate share of LACC's ethylene production on a cash-cost basis, which is expected to benefit our integrated downstream operations.
In January 2022, we notified Lotte of our exercise of an option to acquire an additional 3.2% membership interest in LACC from Lotte for approximately $90 million.

On June 20, 2021, we, through one of our wholly-owned subsidiaries, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), and, solely for the limited purposes set forth therein, we and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, we agreed to acquire from Boral Industries all of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies"). On October 1, 2021, we completed the acquisition of the Boral Target Companies (the "Boral Acquisition"). The total closing purchase consideration was $2,132 million subject to working capital post-closing adjustments as well as a potential earn-out payment of up to $65 million if the windows division of Boral Target Companies generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024. The assets acquired and liabilities assumed and the results of operations of this business are included in the Housing and Infrastructure Products segment.
On August 19, 2021, we completed the acquisition of, and acquired all of the equity interests in LASCO Fittings, Inc. ("LASCO"), a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States from Aalberts U.S. Holding Corp. and Aalberts N.V. (the "LASCO Acquisition"). The total closing purchase consideration was $277 million. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment.
On September 10, 2021, we completed the acquisition of, and acquired all of the equity interests in, DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls (the "Dimex Acquisition" and, together with the Boral Acquisition and the LASCO Acquisition, the "2021 Acquisitions"). The total closing purchase consideration was $172 million. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment.
On February 1, 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Hexion epoxy"). The total closing purchase consideration was approximately $1,200 million, subject to post-closing adjustments (the "Hexion Acquisition" and, together with the 2021 Acquisitions, the "Acquisitions"). The assets acquired and liabilities assumed and the results of operations of Hexion epoxy will be included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainable-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with Westlake's global chlor-alkali businesses.
Performance and Essential Materials Business
Products
Principal products in our integrated Performance and Essential Materials segment include ethylene, polyethylene, styrene, chlor-alkali (chlorine and caustic soda) and chlorinated derivative products, ethylene dichloride ("EDC"), VCM and PVC. We manage our integrated vinyls production chain to optimize product margins and capacity utilization.
We manufacture ethylene through three of the OpCo plants and our portion of LACC's production capacity located in Lake Charles and Calvert City. Chlor-alkali materials are produced at our three plants located in Lake Charles, two plants located in Germany and one plant each located in Calvert City, Plaquemine, Geismar, Natrium, Longview and Beauharnois. Our VCM is produced at our two plants in Lake Charles, two plants located in Germany and one plant each at Calvert City, Plaquemine and Geismar. Our PVC is produced at our four plants located in Germany and one plant each at Calvert City, Plaquemine, Geismar and Aberdeen. Polyethylene and associated products are produced at our two polyethylene plants in Lake Charles and three polyethylene plants and a specialty polyethylene wax plant at our Longview site. Our chlorinated derivative products are produced at our plants in Lake Charles and Natrium. Styrene monomer is produced at our plant located in our Lake Charles facility. Our Asian manufacturing facilities are located near Shanghai, in China, and in Kaohsiung, Taiwan, through our 95%- and 60%-owned joint ventures, respectively, where we produce chlor-alkali, PVC and associated products. As of February 16, 2022, we (directly and through OpCo, our investment in LACC, and our 95%- and 60%-owned joint ventures in China and Taiwan, respectively) had approximately 41 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia in our Performance and Essential Materials segment.

The following table illustrates our Performance and Essential Materials segment production capacities at February 16, 2022 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (4) (5) (6)
	(Millions of pounds)
Ethylene (3)	4,750	VCM, polyethylene, EDC, styrene, ethylene oxide/ethylene glycol	Calvert City, Kentucky Lake Charles, Louisiana
Chlorine	7,190	VCM, EDC, organic/inorganic chemicals, bleach and water treatment	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
Caustic Soda	7,910	Pulp and paper, organic/inorganic chemicals, neutralization and alumina	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
VCM	7,940	PVC, PVC Compounds	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Gendorf and Knapsack, Germany
Specialty PVC	980	Automotive sealants, cable sheathing, medical applications and other applications	Burghausen, Cologne, and Gendorf, Germany
Commodity PVC	6,820	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications	Calvert City, Kentucky Geismar, Louisiana Plaquemine, Louisiana Aberdeen, Mississippi Cologne and Knapsack, Germany
Low-Density Polyethylene ("LDPE")	1,500	High clarity packaging and bags, shrink films, food packaging, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding	Lake Charles, Louisiana Longview, Texas
Linear Low-Density Polyethylene ("LLDPE")	1,070	Heavy-duty films and bags, general purpose liners	Lake Charles, Louisiana Longview, Texas
Chlorinated Derivative Materials	2,290	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production	Lake Charles, Louisiana Natrium, West Virginia
Styrene	570	Consumer disposables, packaging material, appliances, paints and coatings, resins and building materials	Lake Charles, Louisiana
______________________________
(1)    EDC, a VCM intermediate product, is not included in the table.
(2)    Includes capacity related to our 95%- and 60%-owned Asian joint ventures.
(3)    Includes production capacity in Lake Charles and Calvert City owned by OpCo and our portion of LACC's production capacity in Lake Charles. For additional information on OpCo, see "Ethylene" below.
(4)     Except as noted in notes (5) and (6) below, we own each of these facilities.
(5)    We lease the land on which our Gendorf, Burghausen, Knapsack and Cologne, Germany facilities and the Longview, Texas facility are located.
(6)    We lease a portion of the land on which our Aberdeen and Calvert City facilities are located.

Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including polyethylene, EDC, VCM and styrene. OpCo has the capacity to produce approximately 3.0 billion pounds of ethylene per year at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce EDC, VCM, polyethylene and styrene monomer. In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. The ethylene from OpCo's facility in Calvert City and LACC is utilized to produce VCM at our facilities. We obtain the remainder of the ethylene we need for our business from third party purchases. The use of ethane feedstock by our ethylene plants enables us to enhance our low-cost materials chain integration.
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
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce EDC, which is used in turn, to produce VCM. We have the capacity to produce approximately 6.3 billion pounds and 1.6 billion pounds of VCM per year at our North American and European facilities, respectively. The majority of our VCM is used internally in our PVC operations. VCM and EDC not used internally are sold externally.
PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene.
We are the second-largest PVC producer in the world. With the completion of our previously announced expansion projects at our Geismar and Burghausen plants in 2019, we have the capacity to produce approximately 6.8 billion pounds and 1.0 billion pounds of commodity and specialty PVC per year, respectively, at our various facilities globally. We use some of our PVC internally in the production of our building products, PVC pipes and fittings and PVC compounds in the Housing and Infrastructure Products segment. The remainder of our PVC is sold to downstream fabricators and the international markets.
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
We are a leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher-margin specialty polyethylene products. In 2021, our annual capacity of approximately 1.5 billion pounds of LDPE was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both the Lake Charles and Longview (TX) facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
Chlorinated Derivative Materials. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite, hydrochloric acid ("HCL") and pelletized caustic soda ("PELS"). We have the capacity to produce approximately 2.3 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview (WA) facilities. The majority of our chlorinated derivative products are sold to external customers who use these products for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling, solvent and cleaning chemicals and natural gas and oil production.
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
Feedstocks
We are highly integrated along our materials production chain. We (through OpCo) produce most of the ethylene required to produce our polyethylene and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview (TX) site. Additionally, through OpCo, we produce most of the ethylene required at our Calvert City facility utilizing ethane feedstock. The LACC ethylene facility is located adjacent to our chlor-alkali facility in Lake Charles and has an ethylene production capacity of 2.2 billion pounds per year. During the third quarter of 2019, the LACC ethylene plant began its commercial operations. At December 31, 2021, we, through one of our subsidiaries, owned 46.8% of the membership interests in LACC. We receive our proportionate share in ethylene production on a cash-cost basis and primarily use it to produce VCM. In addition to ethylene supplied by OpCo and LACC, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. In Germany, we have access to, and partially own, an ethylene pipeline.
We acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles site and hexene at the Longview (TX) site via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts.
The salt requirements for several of our larger chlor-alkali plants are supplied internally from salt domes we either own or lease and the salt is transported by pipelines we own. We purchase the salt required for our other chlor-alkali plants pursuant to long-term contracts. Electricity and steam for one of our Lake Charles facilities are produced by both on-site cogeneration units and through a toll arrangement with RS Cogen, a joint venture in which we own a 50% interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the site. Electricity and steam for the Plaquemine facility are supplied internally by our on-site cogeneration unit. A portion of our Natrium facility's electricity requirements is produced by our on-site generation unit, and the remainder is purchased. We purchase electricity for our remaining facilities under long-term contracts. We purchase VCM for our Asian PVC plant on a contract and spot basis.
Sustainability
As a leading global producer of plastics, we understand the importance of reducing the environmental impact of our feedstocks, production and usage, and developing innovations, together with our customers, to meet their objectives while also reducing their environmental impact. To further these objectives, we have launched environmentally friendly product innovations. In 2021, we introduced our GreenVinTM Caustic Soda and GreenVinTM PVC products in Germany. Due to the extensive global use of PVC and caustic soda, these developments present an opportunity for Westlake customers to enhance the sustainable qualities of their products.
Caustic Soda is an essential ingredient for the production of many materials, ranging from paper, detergents, construction materials, food packaging, pharmaceuticals and water treatments products. The plants of our German subsidiary Vinnolit, have been producing caustic soda in chlor-alkali electrolysis exclusively with the energy-saving and environmentally friendly membrane process since 2009. Since the central process step is electrified, power from renewable sources can be used to save CO2 emissions by displacing fossil fuels. By using such renewable power sources, the CO2 footprint of GreenVinTM Caustic Soda is reduced by approximately 30% compared to conventional Vinnolit caustic soda.
PVC is an essential ingredient in making some of the world's most prevalent items, including residential siding, pipe and fittings for various water, sewer and industrial applications, PVC profiles for windows, doors, fence, resin paste and artificial leather among others and decking along with films for various inflatables, wallcovering, tapes and roofing applications. The CO2 footprint of Vinnolit's new lower-carbon PVC, which was introduced to the market under the brand name GreenVinTM and is produced with power from renewable sources, is reduced by approximately 25% compared to conventional Vinnolit PVC.

Marketing, Sales and Distribution
We have a dedicated sales force for our business, organized by product line and region that sells our products directly to our customers. In addition, we rely on distributors to market products to smaller customers. Our polyethylene customers are some of the nation's largest producers of film and flexible packaging. We and OpCo sell ethylene and ethylene co-products to external customers. OpCo's primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We have storage agreements and exchange agreements that provide us and OpCo with access to customers who are not directly connected to the pipeline system that we own. OpCo ships crude butadiene and pyrolysis gasoline by rail or truck. Additionally, we transport our polyethylene and styrene by rail or truck. Further, styrene can be transported by barge or ship.
We use some of our PVC internally in the production of our building products, pipes and fittings and PVC compounds in the Housing and Infrastructure Products segment. The remainder of our PVC is sold to downstream fabricators and the international markets. We have the capacity to use a majority of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We also use our chlorine internally to produce chlorinated derivative products. We sell the remainder of our chlorine and substantially all of our caustic soda production to external customers. The majority of our products are shipped from production facilities directly to the customer via pipeline, truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.
No single customer accounted for 10% or more of net sales for the Performance and Essential Materials segment in 2021.
Competition
The markets in which our Performance and Essential Materials businesses operate are highly competitive. Competition in the materials market is based on product availability, product quality and consistency, product performance, customer service and price. Our competitors in the ethylene, polyethylene and styrene markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, Dow Inc., ExxonMobil Chemical Company, Formosa Plastics Corporation, LyondellBasell Industries, N.V., NOVA Chemicals Corporation and Sasol Limited. We compete in the chlor-alkali and PVC markets with other producers including Formosa Plastics Corporation, INOVYN ChlorVinyls Limited, KEM ONE Group SAS, Olin Corporation, Orbia Advanced Corporation, Oxy Chem, LP, Shintech, Inc. and VYNOVA Group.
Housing and Infrastructure Products Business
Our Brands and Products
We manufacture and sell housing and infrastructure products including residential PVC siding; PVC trim and moldings; roofing applications; decorative stone; windows; PVC decking; PVC films for various inflatables, wallcovering, tape and roofing applications; polymer composite roof tiles; PVC pipe and fittings for various water, sewer, electrical and industrial applications; PVC compounds used in various housing, medical and automobile products; and a variety of consumer and commercial products such as landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls.
Our housing and infrastructure products consist of several product groups including: (i) exterior and interior building products, which includes siding, trim and mouldings, stone, roofing, windows and outdoor living products; (ii) PVC pipe, specialty PVC pipe and fittings; and (iii) PVC compounds. Many of our products are made from PVC, including products for water and sewer systems and home and light commercial applications for siding, trim and mouldings, outdoor living products, windows and PVC compounds.
Siding. Our siding products include insulated siding and vinyl siding and accessory products. Additionally, we offer premium siding products such as Celect® Cellular Composite Siding and, as a result of the Boral Acquisition, TruExterior® Siding. Our siding business is also a leader in non-wood shutters and siding accessories along with an array of specialty tools to aid installation. Our brands include Royal® Siding, Portsmouth Shake and Shingle™, Foundry® Specialty Siding, TruExterior® Siding&Trim, Celect® Cellular Exteriors, Mid-America® Exteriors, Tapco Tools®, and many more.
Trim and Mouldings. We offer a wide variety of trim and moulding products, including exterior and interior products for homes, multi-family and light commercial structures that are used as substitute for wood and wood composite offerings. Our brands include Royal® Trim and Mouldings, TruExterior® Siding&Trim, and, Kleer Lumber®, among others.

Stone. We are a leader in the masonry stone veneer category, with both mortar applied products and mechanically fastened products that are used as a substitute for stone in interior applications such as fireplaces, kitchens and bathrooms, as well as exterior walls and accents. Our stone brands include Cultured Stone®, Eldorado Stone®, Versetta Stone®, StoneCraft IndustriesTM and Dutch Quality Stone, among others.
Roofing. Our DaVinci® Roofscapes is a premium composite roofing. Additional product offerings include concrete and clay roof tiles and stone coated steel roofing. Our other major roofing name brands include NewPointTM,Concrete Roof Tile, USTile® Clay Roofing Products, United SteelTM, and Stone Coated Roofing among others.
Windows. As a result of the Boral Acquisition, we are a regional fabricator of vinyl windows in the South and Southeast markets of the United States. Our brands include Legacy Collection™, the Krestmark® Collection, and the Magnolia Collection™.
Outdoor Living Products. Our outdoor living products include Zuri® Premium Decking and Kindred® Outdoor kitchens and fire bowls.
PVC Pipe. We manufacture and sell pipe ranging from ½ inch to 36 inch in diameter, in gasketed, solvent welded, and restrained joint configurations. Our pipe products are used in residential water and sewer applications; municipal potable water and sewer infrastructure; plumbing and industrial applications, including drain, waste & vent ("DWV"); electrical duct and conduit; turf irrigation, water well and other major water transport market segments. We manufacture and market pipe for water, sewer, irrigation and conduit pipe products under the NAPCO brand name.
Specialty PVC Pipe. Our specialty PVC pipe includes the Certa-Lok® pipe and Certa-Lok® CLIC joining systems, which provide restrained joints with rapid assembly, designed for use in potable water, sewer, fire protection, agriculture, well-casing, electrical conduit and other piping system applications in the residential and various infrastructure markets. Other specialty products include a system for high rise DWV installations that incorporates low smoke and flame properties. Our Molecularly Oriented PVC ("PVCO") pipe is produced with less PVC than conventional pipe. We also manufacture and market specialty pipe under the Certa-Set®, Certa-Set®CLIC, Certa-Flo®, Certa-Com®, Yelomine®, Fluid-Tite®, Kwik-Set®, Sure-Fit®, Cobra Lock®, and Kor-Flo® brand names, among others.
Fittings. Our fittings products include a range of injection molded and custom fabricated fittings including: injection mold DWV fittings for residential, low-rise and high-rise commercial installations; molded gasketed and solvent weld sewer fittings up to 15 inches, molded gasketed municipal pressure fittings and molded fittings for the pool, spa, industrial markets and electrical assemblies; and fabricated custom fittings up to 36 inches for municipal and plumbing installations. We manufacture and market specialty fittings under the NAPCO, LASCO, and Surge Guard® brand names, among others.
PVC Compounds. PVC compounds are customized formulations that offer specific end-use properties based on customer-determined manufacturing specifications. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendaring, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, medical applications and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window and door profiles, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and containers. Powder compounds are primarily used in window and door profiles and pipe and fittings.
Recycled Products. Westlake Dimex is a producer of various products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials. These products include landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls.
Raw Materials and Suppliers
Our North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required by building products for our housing exteriors and PVC pipes and fittings plants. Our raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from our North American and Asian facilities within the Performance and Essential Materials segment or externally purchased based on the location of the plants. The remaining feedstocks required, including pigments, fillers, stabilizers and other ingredients, are purchased under short-term contracts based on prevailing market prices.

Manufacturing
We operate 63 manufacturing locations primarily in the United States and Canada where we produce siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipes, specialty PVC pipes and fittings. In addition, we have 12 manufacturing locations across the world where we produce PVC compounds, including locations in North America, Europe and Asia. The following table illustrates the properties owned and leased by the Housing and Infrastructure Products business:

	Manufacturing Facilities
	Owned	Leased
North America	45	23
Europe	3	1
Asia	3	—
Marketing, Sales and Distribution
We sell a majority of our siding, trim and mouldings, stone, roofing, windows and outdoor living products, PVC pipe, specialty PVC pipe and fittings through a combination of our internal sales force and some manufacturer's representatives. In the United States and Canada, we operate 37 leased and 5 owned distribution centers and warehouses that service and supply our products to local customers, contractors and distributors. We also engage in advertising programs primarily directed at trade professionals and homeowners that are intended to develop awareness and interest in our products. In addition, we display our products at trade shows. Our 12 PVC Compounds facilities across the world sell through a combination of our internal sales force and distributors.
No single customer accounted for 10% or more of net sales for the Housing and Infrastructure Products segment in 2021.
Competition
The markets in which our housing and infrastructure businesses operate are highly competitive. Competition in the housing and infrastructure products market is based on product quality, product innovation, customer service, product consistency, on-time delivery and price. We compete in the housing and infrastructure products market with other producers and fabricators including Associated Materials LLC., CertainTeed Corporation, Cornerstone Building Brands, Inc., Diamond Plastics Corporation, IPEX Inc., JM Eagle Inc., Trex Company, Inc. and The Azek Company and with producers of PVC compounds including GEON Performance Solutions and Teknor Apex Company, Inc.
Seasonality
Though we generally experience demand for our products throughout the year, our sales, particularly of housing products have historically experienced some seasonality. We have typically experienced moderately higher levels of sales of our residential products in the first half of the year due to inventory restocking and improved weather for construction. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. Our sales are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install our products. This can vary dramatically based on, among other things, weather events such as rain, snow and extreme temperatures. We have generally experienced lower levels of sales of our housing products in the fourth quarter due to adverse weather conditions in certain markets, which typically reduces the construction and renovation activity during the winter season.
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

It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2021, we made capital expenditures of $33 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $56 million in 2022 and $83 million in 2023, respectively, related to environmental compliance. The expected 2022 and 2023 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to previously existing and new Environmental Protection Agency (the "EPA") regulations and corrective actions required by the EPA to resolve the flare enforcement matter discussed below. The remainder of the 2022 and 2023 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of December 31, 2021):
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
Human Capital
Westlake is committed to acting in a safe, ethical, environmentally, and socially responsible manner. We have been a public company for 17 years, but we still think of our employees as members of our extended family. We value the integrity, creativity, dedication and diversity of ideas that our employees bring to work every day.
Diversity, Equity and Inclusion (DEI)
As a global company, we recognize the diversity of our employees, customers and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. A significant portion of our management team and our Board of Directors comes from diverse backgrounds, and we are focused on hiring and retaining diverse and talented employees. Our Board of Directors has charged the Compensation Committee with oversight responsibility of the Company's DEI efforts.
As an Asian American and Pacific Islander ("AAPI")-controlled business, we feel a special commitment to ensuring that Westlake continues to offer opportunities for employees of all backgrounds and experiences. As of December 31, 2021, approximately 37% of our employees in the United States and Canada self-identified as Black, indigenous, Hispanic, or AAPI. Although we do not collect demographic data in our European and Asian workforces, we know that we are a diverse, multinational company.
Training and Professional Development
As part of our retention and promotion efforts, we invest in internal leadership development. Westlake regularly provides its employees with training opportunities, including safety training, technical courses, compliance with company policies, business and professional development training, and professional growth classes. In conjunction with technical training, we believe that the non-technical training helps to create well-rounded, and highly-driven, employees. In addition, we periodically conduct employee surveys to gauge employee engagement and identify areas for additional focus.

Headcount
As of December 31, 2021, we had approximately 14,550 employees in the following areas:

Category	Number
Performance and Essential Materials segment	5,400
Housing and Infrastructure Products segment	8,760
Corporate and other	390
Our employees are distributed across 16 countries. As of December 31, 2021, approximately 72% were employed in the United States. Approximately 24.7% of our employees are represented by labor unions, and all of these union employees are working under collective bargaining agreements that expire at various times through 2026. We have multiple collective bargaining agreements in Europe, North America and Asia, covering different groups of our work force. There were no strikes, lockouts or work stoppages in 2021, and we believe that our relationship with our employees and unions is open and positive.
Attracting, developing and retaining talented people is crucial to executing our strategy. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, career opportunities and work environment. We provide our employees with competitive compensation packages, development programs that enable continued learning and growth, and comprehensive and competitive benefit packages worldwide. Our compensation and benefits arrangements generally are tailored to local markets of operation.
Health and Safety
The health and safety of our employees and our operations is our highest priority. Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing, research and development, and administrative office locations. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place.
Our focus on safety starts at the top with our Board of Directors. Safety is a key performance indicator that is reported on and discussed at every Board meeting. Our Health, Safety and Environment ("HSE") team plays a pivotal role in overseeing all related policy protections, risk identification and other aspects of our business.
Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration's ("OSHA") Voluntary Protection Program ("VPP") for their low injury rates, employee engagement and safety programs. All of our chemical sites in Germany satisfy the Deutsche Industrie Norm ISO 45001 certification program, which is comparable to VPP.
With respect to the ongoing COVID-19 pandemic, we have adopted safety guidelines and practices, including safety and health training for existing and new employees, remote working, health screening of employees, contact tracing for reported exposure, enforcing self-isolation after exposure, provisions for mask wearing, modifications to the in-office work environment, social distancing, increased sanitation stations and increased cleaning of offices and workstations.

Intellectual Property and Technology
We rely upon both trademark and service mark protection to protect our brands, and have registered or applied to register many of these on a world-wide basis. We have over 1000 active and pending trademark registrations worldwide for our various business segments. We also rely on a combination of patents and un-patented proprietary know-how and trade secrets to preserve our competitive technology position in the market. We have over 900 issued patents and pending patent applications in the United States and several other countries. While some of our production capacity operates under licenses from third parties, other parts of our production operate under technology that was developed internally. Consequently, we offer our own independently developed technology for licensing when the opportunity makes sense on a commercial basis. Although the Company considers its patents, licenses, trademarks and trade secrets in the aggregate to constitute a valuable asset that provides competitive advantage to us, we do not regard any one of our businesses as being materially dependent upon any single or group of related patents, trademarks, licenses, or trade secrets.
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
Item 1A. Risk Factors
Risk Factors Relating to Our Operations
The impact and effects of public health crises, pandemics and epidemics, including the ongoing coronavirus ("COVID-19") pandemic, could materially adversely affect our business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. There have been widespread adverse impacts on the global economy, many of our facilities and on our employees, customers and suppliers. We have encountered supply chain constraints and disruptions and workforce availability issues as a result of COVID-19 related actions.
Despite the availability of vaccines in all of the jurisdictions in which we operate, the COVID-19 pandemic may continue unabated or worsen, including as a result of the emergence of more infectious strains of the virus or vaccine hesitancy. The perceived risk of infection and health risks associated with COVID-19 has and will continue to alter behaviors of consumers and policies of companies around the world.
We have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. However, the inability to operate our facilities or the reduced demand for our products could adversely affect our business. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform certain functions could be harmed. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of COVID-19 within the United States and the parts of the world in which we operate, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.

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
New capacity additions, principally of olefins in North America, Asia and the Middle East, a number of which have been recently completed, may lead to periods of over-supply and lower profitability. As a result, our Performance and Essential Materials segment operating margins may be negatively impacted.
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

Lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2020, led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers. As a result, our margins and cash flows were negatively impacted. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Furthermore, additional export storage facilities for natural gas liquids, ethane and ethylene may lead to higher exports of such products from the United States or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
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

The housing market may not continue to grow at the same rate, or may decline, and any decline in the homebuilding industry may adversely affect our operating results.
We cannot predict whether and to what extent the housing market in the United States will continue to grow, particularly if interest rates for mortgage loans and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, higher home prices, population declines or slower rates of population growth or U.S. Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong.
If there is limited economic growth, a decline in employment and consumer income, a general change in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation, or if interest rates for mortgage loans or home prices rise, there could be a corresponding adverse effect on our financial condition, results of operations or cash flows, including, but not limited to, the amount of revenues or profits we generate in our housing and infrastructure products segment.
We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition or the threat of trade barriers (which could, among other things, negatively impact our ability to export our products outside of the United States), imposition or the threat of tariffs and duties (which could, among other things, lead to lower demand for our products outside of the United States), restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on us in foreign jurisdictions. Our operating results could be negatively affected by any of these risks.
Our inability to compete successfully may reduce our operating profits.
The industries in which we operate are highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industry. This restructuring activity has resulted in fewer but more competitive producers, many of which are larger than we are and have greater financial resources than we do. Among our competitors are some of the world's largest chemical companies and chemical industry joint ventures. Competition within the petrochemical industry and in the manufacturing of housing and infrastructure products is affected by a variety of factors, including:
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
We have manufacturing sites in North America, Europe and Asia. Our operations are subject to the usual hazards associated with chemical, plastics, housing and infrastructure products manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:
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
We may pursue acquisitions, dispositions and joint ventures and/or other transactions that may impact our results of operations and financial condition. We may have difficulties integrating the operations of the Boral Target Companies, LASCO, Dimex, Hexion epoxy, and future acquired businesses.
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although we would pursue these transactions because we expect them to yield longer-term benefits if the efficiencies and synergies we expect are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. These transactions may not yield the business benefits, synergies or financial benefits anticipated by management. Integration of acquired operations could lead to restructuring charges or other costs.
Our ability to realize the anticipated benefits of the Acquisitions will depend, to a large extent, on our ability to integrate our business with the businesses of the Boral Target Companies, LASCO, Dimex and Hexion epoxy. The combination of such independent businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote significant management attention and resources to integrating each of the Boral Target Companies', LASCO's, Dimex's and Hexion epoxy's business practices and operations with our existing business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the Acquisitions. Our failure to meet the challenges involved in integrating such businesses could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, or diversion of management's attention. Even if the operations of our businesses and the businesses of the Boral Target Companies, LASCO, Dimex and Hexion epoxy are integrated successfully, we may not realize the full benefits of the Acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected benefits of the Acquisitions and negatively impact us.

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
New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us. For example, on April 17, 2012, the EPA promulgated maximum achievable control technology standards for major sources and generally available control technology standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. In June 2012, the EPA received petitions for reconsideration of the rule. On November 9, 2020, the EPA proposed rule amendments to address issues raised in the petitions for reconsideration. While this rule is the subject of legal challenge and EPA reconsideration, the rule has not been stayed. Although we cannot predict the outcome or timing of the legal challenges or EPA reconsideration, the EPA's proposed rule amendments could require us to incur further capital expenditures, or increase our operating costs, to levels higher than what we have previously estimated.
In March 2011, the EPA proposed amendments to the national emission standards for hazardous air pollutants ("NESHAPs") for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions. In addition, on January 8, 2021, the EPA proposed amendments to the 2003 NESHAPs for mercury cell chlor-alkali plants residual risk and technology review. Among other things, the proposed rule would require work practice standards for the cell rooms and instrumental monitoring of cell room fugitive emissions, modify regulatory provisions regarding startup, shutdown, and malfunctions, and add standards for fugitive chlorine emissions from mercury cell chlor-alkali plants, which are not currently regulated under the NESHAP. The EPA extended the public comment period on the proposed rule to March 24, 2021. The EPA has yet to publish the final rule and we cannot predict the timing or content of the final regulation. We operate a mercury cell production unit at our Natrium facility. If the proposed amendments were finalized, they could result in additional restrictions on our operations or increased compliance costs.

Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. However, President Biden signed an executive order on January 20, 2021 for reentry of the United States into the Paris Agreement and on February 19, 2021, President Biden formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.
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
On June 28, 2021, the EPA proposed reporting and recordkeeping requirements for Per- and Polyfluoroalkyl Substances ("PFAS") under TSCA. The proposed rule would require manufacturers, and importers, that have manufactured or imported PFAS chemicals since January 1, 2011, to electronically report information regarding PFAS uses, production volumes, disposal, exposures, and hazards. The EPA has not yet issued a final rule; however, PFAS chemicals have come under increased scrutiny by federal, state, and local governments. For example, many states have banned the use of PFAS in certain consumer products and set Maximum Contaminant Levels for PFAS in drinking water. The EPA is also considering regulating certain PFAS chemicals under the Safe Drinking Water Act, and has announced that it intends to develop a proposed National Primary Drinking Water Regulation for perfluorooctanesulfonic acid ("PFOS") and perfluorooctanoic acid ("PFOA"), two of the most common PFAS chemicals. We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.

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
As of December 31, 2021, our indebtedness, including the current portion, totaled $5.2 billion, and our debt represented approximately 38% of our total capitalization. Our annual interest expense for 2021 was $176 million, net of interest capitalized of $3 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:
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
We have U.S. and non-U.S. defined benefit pension plans covering certain current and former employees. Certain non-U.S. defined benefit plans associated with our European operations have not been funded and we are not obligated to fund those plans under applicable law. As of December 31, 2021, the projected benefit obligations for our pension and OPEB plans were $825 million and $62 million, respectively. The fair value of pension investment assets was $583 million as of December 31, 2021. The total underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2021 was $242 million, including the Westlake Defined Benefit Plan and the Vinnolit Pension Plan (locally known as 'Grund- und Zusatzversorgung' in Germany), which were underfunded by $83 million and $128 million, respectively, on an individual plan basis.
The unfunded OPEB obligations as of December 31, 2021 were $62 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

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
Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. Cyber-attacks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. We have taken steps to address these risks by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans. Our employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, especially while certain employees are working remotely during the COVID-19 pandemic, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows.
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
Prior to its initial public offering, Westlake Partners requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. However, no ruling has been or will be requested regarding Westlake Partners' treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause Westlake Partners to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Westlake Partners to taxation as an entity.
If Westlake Partners were treated as a corporation for federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate. Because a tax would be imposed upon Westlake Partners as a corporation, its cash available for distribution to its unitholders would be substantially reduced. Therefore, treatment of Westlake Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units.
Westlake Partners' partnership agreement provides that if a law is enacted or an existing law is modified or interpreted in a manner that subjects Westlake Partners to taxation as a corporation or otherwise subjects Westlake Partners to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on Westlake Partners. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Westlake Partners currently owns assets and conducts business in several states, most of which impose entity-level franchise or gross receipt taxes on partnerships. Imposition of similar entity-level taxes on Westlake Partners in other jurisdictions in which Westlake Partners conducts operations in the future could substantially reduce its cash available for distribution.

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
Public and investor sentiment towards climate change and other environmental, social and governance ("ESG") matters could adversely affect our cost of capital and the price of our common stock.
There have been intensifying efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the petrochemical industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the industry. Because we operate within the petrochemical industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.

Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, DEI initiatives and heightened governance standards. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our stock. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information concerning the principal locations from which our products are manufactured are included in the tables set forth under the captions "Performance and Essential Materials Business—Products" and "Housing and Infrastructure Products Business—Products" contained in "Item 1. Business."
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 20 to the consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Party Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2022 annual meeting of stockholders (the "Proxy Statement").
Item 3. Legal Proceedings
In addition to the matters described under "Item 1. Business—Environmental" and Note 22 to our consolidated financial statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosure
Not Applicable.
Information about our Executive Officers
James Y. Chao (age 74). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Corporation (formerly known as Westlake Chemical Corporation). He is the brother of Albert Y. Chao and Dorothy C. Jenkins, father of David T. Chao and uncle of John T. Chao. Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.

Albert Y. Chao (age 72). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Corporation (formerly known as Westlake Chemical Corporation), where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is the brother of James Y. Chao and Dorothy C. Jenkins, father of John T. Chao and uncle of David T. Chao. Mr. Chao is a trustee emeritus of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
M. Steven Bender (age 65). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Vice President and Chief Financial Officer since February 2021, and its Senior Vice President and Chief Financial Officer from March 2014 to February 2021. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 65). Mr. Buesinger has been our Executive Vice President, Housing and Infrastructure Products, IT and Digital since February 2022 and was our Executive Vice President, Vinyl Products since July 2017. From April 2010 to July 2017, Mr. Buesinger served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
L. Benjamin Ederington (age 51). Mr. Ederington has been our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since July 2017. From December 2015 to July 2017, Mr. Ederington served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been a director of Westlake Partners' general partner since its formation in March 2014, its Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since February 2021, and its Vice President, General Counsel and Secretary from March 2014 to February 2021. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Roger L. Kearns (age 58). Mr. Kearns has been our Executive Vice President and Chief Operating Officer since January 2021. From April 2018 to December 2020, Mr. Kearns served as our Executive Vice President, Vinyls Chemicals. Prior to joining Westlake, from 2008 to April 2018, he was a member of the Executive Committee at Solvay S.A. in Belgium. From 2013 to 2018, he had responsibility for Solvay's advanced materials business cluster, as well as its corporate research organization and its North America region. From 2008 to 2012 he was responsible for overseeing Solvay's Asia-Pacific businesses, including its vinyls operations in the region. Prior to that, from 2004 through 2007, he was President of Solvay Advanced Polymers in the United States and earlier, from 2001 through 2003, he led Solvay's performance compounds business unit. Since beginning his career with Solvay in 1986, he held a series of manufacturing, technical, corporate development, marketing and business management positions in the United States, Europe and Asia. Mr. Kearns holds a bachelor's degree in Chemical Engineering from the Georgia Institute of Technology and an MBA from Stanford University.

Andrew Kenner (age 57). Mr. Kenner has been our Senior Vice President, Operations since January 2021. From July 2017 to December 2020, Mr. Kenner served as our Senior Vice President, Chemical Manufacturing and, from July 2008 to July 2017, he served as our Vice President, Manufacturing. Mr. Kenner joined us after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery and its Houston Refinery, as well as other leadership positions in Valero's refining system. Mr. Kenner received a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
Johnathan S. Zoeller (age 46). Mr. Zoeller has been our Vice President and Chief Accounting Officer since March 2020. From August 2018 to March 2020, Mr. Zoeller served as our Vice President and Corporate Controller. In addition, Mr. Zoeller has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since March 2020. Mr. Zoeller joined us with over 19 years of public accounting experience, the majority of which was spent at KPMG LLP, where he was responsible for clients in the chemicals, oilfield services and oil/gas exploration and production industries. Mr. Zoeller held a variety of senior accounting positions at KPMG, including most recently as Partner, Audit from October 2011 to August 2018. He began his career with Arthur Andersen LLP in 1998. Mr. Zoeller holds a Bachelor of Accounting degree and a Master of Accounting degree from the University of Mississippi. He is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Matters
As of February 16, 2022, there were 34 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK."
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2021 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2021	—	$—	—	$101,151,083
November 2021	398	102.04	—	101,151,083
December 2021	2,024	89.93	—	101,151,083
Total	2,422	$91.92	—

______________________________
(1)Represents 398 and 2,024 shares withheld in November 2021 and December 2021, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of December 31, 2021, 7,431,520 shares of our common stock had been acquired at an aggregate purchase price of approximately $449 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,502,349	(1)	$72.43	(2)	2,551,487
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,502,349		$72.43	(2)	2,551,487

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a vertically integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. We have historically operated in two principal operating segments, Vinyls and Olefins. As a result of recent acquisitions, we reorganized our business into two principal operating segments, Performance and Essentials Materials and Housing and Infrastructure Products in the fourth quarter of 2021. Performance and Essential Materials segment includes Westlake North American Vinyls, Westlake North American Chlor-alkali & Derivatives, Westlake European & Asian Chlorovinyls, Westlake Olefins and Westlake Polyethylene. Housing and Infrastructure Products segment includes Westlake Royal Building Products, Westlake Pipe & Fittings, Westlake Global Compounds and Westlake Dimex. The change has been retrospectively reflected in the periods presented in this Form 10-K. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene and styrene monomer. We also have substantial downstream integration from PVC into our building products, PVC pipes and fittings and PVC compounds in our Housing and Infrastructure Products segment.
Performance and Essentials Materials
Ethane-based ethylene producers have experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Performance and Essential Materials segment during such periods. However, we have seen a significant reduction in the cost advantage enjoyed by North American ethane-based ethylene producers during periods of lower crude oil prices. In the past year, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the COVID-19 pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids. Additionally, we have seen volatility in ethane and ethylene prices in 2021 due to winter storm Uri and Hurricane Ida that resulted in shutdowns of many industry production facilities on the Gulf Coast and delayed or extended the timing of planned turnarounds of various ethylene crackers.
Our performance and essential materials such as ethylene, PVC, polyethylene and chlor-alkali are some of the most widely used materials in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; and infrastructure products. Chlor-alkali and petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.
Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world. Demand for our products in the first half of 2020 was negatively impacted by the onset of the COVID-19 pandemic. Global demand for most of our products started strengthening in the second half of 2020 and remained strong throughout 2021, and we expect global demand for most of our products to remain robust in 2022. Depending on the performance of the global economy, potential changes in international trade and tariffs policies, the trend of crude oil prices, the timing of the new capacity additions in North America, Asia and the Middle East in 2022 and beyond, and the sustainability of the current, strong demand for most of our products, our financial condition, results of operations or cash flows could be negatively or positively impacted.
We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt from external suppliers for use in production of performance and essential materials. We also purchase significant amounts of electricity to supply the energy required in our production processes. While we have agreements providing for the supply of ethane feedstock, natural gas, ethylene, salt and electricity, the contractual prices for these raw materials and energy vary with market conditions and may be highly volatile. Factors that have caused volatility in our raw material prices in the past, and which may do so in the future include:
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
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and Repair and Remodeling Index (RRI) provided by the National Association of Home Builders ("NAHB") among others. Looking ahead, we expect that the approval of the Infrastructure Investment and Jobs Act in November 2021 will have a favorable impact on certain industries related to our Housing and Infrastructure Products segment in the future.
The following table presents annual historical housing starts per the U.S. Census Bureau and the 2022 outlook per the NAHB:

Period	Single and Multi-family Housing Starts (in thousands of units)	% Change
2019	1,290	3%
2020	1,380	7%
2021	1,597	16%

2022	1,605
North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for our building products and PVC pipes and fittings plants. Our raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from our North American and Asian facilities within the Performance and Essential Materials segment or externally purchased based on the location of the plants. The remaining feedstocks required, including pigments, fillers, stabilizers and other ingredients, are purchased under short-term contracts based on prevailing market prices.

Factors that have caused volatility in our raw material prices and production processes in the past, and which may do so in the future include significant fluctuation in prices of these raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.
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
EBITDA is included in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes. Reconciliations for EBITDA are included in the "Results of Operations" section below.
Significant Developments
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. We were designated as an essential industry by many governments based on the nature of the products we manufacture. While demand for some of our products used in cleaning, packaging and medical applications and manufacturing continued to be firm, we expected lower demand for certain of our other products that led us to proactively temporarily idle production at several of our smaller non-integrated plants and reduce operating rates at others in the beginning of the second quarter of 2020. Since the middle of the second quarter of 2020, a general ease in government restrictions in many jurisdictions across the world has resulted in a gradual increase in demand for our products. As a result, all of our idled plants recommenced production. Except for the impact of the winter storm Uri and Hurricane Ida, operating rates have improved for most of our plants since the second half of 2020 due to continuing increase in demand for our products. Though the government restrictions across the world generally eased through the fourth quarter of 2021, there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus. Factors that could impact the spread of COVID-19 include timing and logistics with respect to the distribution of vaccines globally, the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19), vaccine hesitancy and the availability of other treatments. We continue to monitor the volatile environment and may reduce operating rates or idle production if the pandemic and its financial impacts persist or worsen. Considering the uncertain and volatile environment, we could continue to experience significant disruptions to our business operations in the near future.

Acquisitions
Hexion Global Epoxy Business
On November 24, 2021, Westlake, through one of its wholly-owned subsidiaries, entered into a Stock Purchase Agreement (the "Hexion Purchase Agreement") by and among Hexion Inc. ("Hexion"), an Ohio corporation, and, solely for the limited purposes set forth therein, Westlake. Pursuant to the terms of the Hexion Purchase Agreement, Westlake agreed to acquire Hexion's global epoxy business for a purchase price of approximately $1,200 million in cash, subject to certain closing date adjustments as set forth in the Hexion Purchase Agreement. On February 1, 2022, we completed the acquisition of Hexion's global epoxy business (the "Hexion Acquisition"). The assets acquired and liabilities assumed and the results of operations of Hexion's epoxy business will be included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainable-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with our global chlor-alkali businesses.
Boral Target Companies
On June 20, 2021, Westlake, through one of its wholly-owned subsidiaries, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), and, solely for the limited purposes set forth therein, Westlake and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, Westlake agreed to acquire from Boral Industries all of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies"). On October 1, 2021, we completed the acquisition of the Boral Target Companies (the "Boral Acquisition"). The total closing purchase consideration was $2,132 million subject to working capital post-closing adjustments as well as a potential earn-out payment of up to $65 million if the windows division of the Boral Target Companies generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024. The assets acquired and liabilities assumed and the results of operations of this business are included in the Housing and Infrastructure Products segment.
Westlake Dimex Inc.
On August 2, 2021, Westlake, through one of its wholly-owned subsidiaries, entered into that certain Stock Purchase Agreement (the "Dimex Purchase Agreement") with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, Westlake and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which Westlake agreed to acquire Dimex. On September 10, 2021, we completed the acquisition of, and acquired all of the equity interests in, Dimex (the "Dimex Acquisition") and subsequently renamed the acquired company Westlake Dimex Inc. ("Westlake Dimex"). The total closing purchase consideration was $172 million, subject to working capital post-closing adjustments. The assets acquired and liabilities assumed and the results of operations of Westlake Dimex are included in the Housing and Infrastructure Products segment. Westlake Dimex is a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including, landscape edging; home, office and industrial matting; marine dock edging; and masonry joint controls.
LASCO Fittings, Inc.
On July 4, 2021, Westlake, through one of its wholly-owned subsidiaries, entered into that certain Equity Purchase Agreement with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly-owned subsidiary of Aalberts N.V., pursuant to which Westlake agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts. On August 19, 2021, we completed the acquisition of, and acquired all of the equity interests in, LASCO (the "LASCO Acquisition"). The total closing purchase consideration was $277 million. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. LASCO is a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States.

Senior Notes Offering
On August 19, 2021, we completed the registered public offering for $1,700 million aggregate principal amount of senior notes, comprised of $300 million aggregate principal amount of 0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes"), $350 million aggregate principal amount of 2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes"), $600 million aggregate principal amount of 3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes") and $450 million aggregate principal amount of 3.375% senior unsecured notes due 2061 (the "3.375% 2061 Senior Notes" and, together with the 0.875% 2024 Senior Notes, the 2.875% 2041 Senior Notes and the 3.125% 2051 Senior Notes, the "Notes"). The net proceeds from the offering of the Notes were used to fund a portion of the purchase prices of the 2021 Acquisitions. See "Liquidity and Capital Resources—Debt" below and Note 11 to the consolidated financial statements included in this Form 10-K for more information.
Hurricane Ida
On August 29, 2021, Hurricane Ida made a landfall in Louisiana as a category 4 storm. Due to Hurricane Ida, several of our facilities in the region experienced disruption to their operations, resulting in lost production and sales and higher maintenance expense. Our facilities impacted by Hurricane Ida have resumed production.
Petro 2 Facility Flash Fire
In September 2021, OpCo's Petro 2 ethylene unit commenced turnaround activities. On September 27, 2021, shortly after the turnaround commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. Although there was no sustained fire or offsite impact resulting from the incident and the quench tower did not sustain significant damage, due to the subsequent investigation by the Occupational Safety and Health Administration, the duration of the turnaround was extended and concluded in December 2021. There are lawsuits pending in connection with the flash fire at the quench tower.

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the years ended December 31, 2021, 2020 and 2019.
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Performance materials net external sales primarily consists of sales of PVC and polyethylene. Essential materials net external sales primarily consist of sales of caustic soda, styrene, and related derivative materials. Housing products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential PVC compounds. Infrastructure products net external sales primarily consist of sales of non-residential pipes and fittings and non-residential PVC compounds.

	Year Ended December 31,
	2021	2020	2019

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance materials	$5,997	$3,428	$3,574
Essential materials	2,673	2,037	2,610
Total performance and essential materials	8,670	5,465	6,184
Housing and Infrastructure Products
Housing products	2,334	1,497	1,390
Infrastructure products	774	542	544
Total housing and infrastructure products	3,108	2,039	1,934
Total	$11,778	$7,504	$8,118

Income (loss) from operations
Performance and Essential Materials	$2,549	$231	$569
Housing and Infrastructure Products	356	256	136
Corporate and other	(105)	(58)	(49)
Total income from operations	2,800	429	656
Interest expense	(176)	(142)	(124)
Other income, net	53	44	38
Provision for (benefit from) income taxes	607	(42)	108
Net income	2,070	373	462
Net income attributable to noncontrolling interests	55	43	41
Net income attributable to Westlake Corporation	$2,015	$330	$421
Diluted earnings per share	$15.58	$2.56	$3.25
EBITDA (1)	$3,693	$1,246	$1,407
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Year Ended December 31,
	2021		2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Performance and Essential Materials	+58%	+1%	-6%	-6%
Housing and Infrastructure Products	+33%	+19%	—%	+5%
Company average	+51%	+6%	-4%	-3%

Average Industry Prices (1)
	Year Ended December 31,
	2021	2020	2019
Average domestic prices
Natural Gas ($/MMBtu) (2)	3.9	2.1	2.7
Ethane (cents/lb) (3)	10.4	6.4	7.3
Propane (cents/lb) (4)	24.7	11.0	12.7
Ethylene (cents/lb) (5)	42.9	17.5	18.5
Polyethylene (cents/lb) (6)	94.5	57.5	59.0
Styrene (cents/lb) (7)	83.5	56.0	79.1
Caustic soda ($/short ton) (8)	787	674	692
Chlorine ($/short ton) (9)	387	180	175
PVC (cents/lb) (10)	105.3	74.0	68.4

Average export prices
Polyethylene (cents/lb) (11)	81.2	44.2	41.0
Caustic soda ($/short ton) (12)	380	250	273
PVC (cents/lb) (13)	77.4	39.6	34.9

Housing Starts Data (14)

	Year Ended December 31,
	2021	2020	2019
	(in thousands of units)
Single and Multi-family Housing Starts	1,597	1,380	1,290
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
(10)Average North American contract prices of pipe grade PVC over the period. As stated by IHS, "the contract resin prices posted reflect an "index" or "market" for prices before discounts, rebates, incentives, etc."
(11)Average North American export price for low density polyethylene GP-Film grade over the period.

(12)Average North American low spot export prices of caustic soda over the period.
(13)Average North American spot export prices of PVC over the period.
(14)Housing starts data per the U.S. Census Bureau.
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2021	2020	2019

	(dollars in millions)
Net cash provided by operating activities	$2,394	$1,297	$1,301
Changes in operating assets and liabilities and other	(301)	(778)	(785)
Deferred income taxes	(23)	(146)	(54)
Net income	2,070	373	462
Less:
Other income, net	53	44	38
Interest expense	(176)	(142)	(124)
Benefit from (provision for) income taxes	(607)	42	(108)
Income from operations	2,800	429	656
Add:
Depreciation and amortization	840	773	713
Other income, net	53	44	38
EBITDA	$3,693	$1,246	$1,407
2021 Compared with 2020
Summary
For the year ended December 31, 2021, net income attributable to Westlake Corporation was $2,015 million, or $15.58 per diluted share, on net sales of $11,778 million. This represents an increase in net income attributable to Westlake Corporation of $1,685 million, or $13.02 per diluted share, compared to 2020 net income attributable to Westlake Corporation of $330 million, or $2.56 per diluted share, on net sales of $7,504 million. Income from operations was $2,800 million for the year ended December 31, 2021 as compared to $429 million for the year ended December 31, 2020, an increase of $2,371 million. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for our major products due to the strengthening of demand for our products resulting from continued improvement in global economic activity from the severe impact of the COVID-19 pandemic in 2020, strong residential construction and repair and remodeling markets in North America and strong demand from the packaging and other consumer markets. Net income and income from operations for the year ended December 31, 2021 were positively impacted by higher margin contribution on ethylene produced by LACC. Net income and income from operations for the year ended December 31, 2021 was negatively impacted by higher feedstock costs, fuel costs and selling, general and administrative expense. The year ended December 31, 2020 net income included an income tax rate benefit of $95 million resulting from the carryback of federal net operating losses permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Net sales increased by $4,274 million to $11,778 million in 2021 from $7,504 million in 2020, mainly due to higher sales prices for our major products as well as higher sales volumes for Housing and Infrastructure Products due to our acquisitions in 2021.
Net Sales. Net sales increased by $4,274 million, or 57%, to $11,778 million in 2021 from $7,504 million in 2020, primarily attributable to higher sales prices for our major products as well as higher sales volumes for Housing and Infrastructure Products due to our acquisitions in 2021. Average sales prices for 2021 increased by 51% as compared to 2020 due to the strong demand for our products resulting from continued improvement in global economic activity, strong residential construction, repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Sales volumes increased by 6% in 2021 as compared to 2020, primarily due to the 2021 Acquisitions.
Gross Profit. Gross profit margin percentage increased to 30% in 2021 from 14% in 2020. The increase in gross profit margin was primarily due to higher sales prices and margins for our major products. Gross profit margin for the year ended December 31, 2021 was also positively impacted by the margin contributed from LACC's produced ethylene. Gross profit margin for the year ended December 31, 2021 was negatively impacted by higher feedstock and fuel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $102 million to $551 million in 2021 from $449 million in 2020. This increase was mainly due to higher employee compensation, selling and consulting expenses and the inclusion of expenses related to the 2021 Acquisitions.
Amortization of Intangibles. Amortization expense increased by $14 million to $123 million in 2021 from $109 million for 2020, primarily due to the amortization of intangibles associated with the 2021 Acquisitions.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $21 million in 2021 as compared to $36 million in 2020. The restructuring, transaction and integration-related costs of $21 million for the year ended December 31, 2021 primarily consisted of costs associated with the 2021 Acquisitions. Restructuring, transaction and integration-related costs of $36 million in the year ended December 31, 2020 was primarily related to the closure of a non-integrated PVC plant located in Germany and included the $8 million write-off of certain assets and other expenses associated with the plant closure.
Interest Expense. Interest expense increased by $34 million to $176 million in 2021 from $142 million in 2020, primarily as a result of higher average debt outstanding in 2021 as compared to the year ended December 31, 2020 and the settlement of interest rate lock arrangements associated with the issuance of the Notes. See "Liquidity and Capital Resources—Debt" below and Note 11 to the consolidated financial statements included in this Form 10-K for further discussion of our indebtedness.
Other Income, Net. Other income, net of $53 million in 2021 was higher as compared to other income, net of $44 million in 2020. This increase was primarily due to higher expected return on pension plan assets.
Income Taxes. The effective income tax rate was an expense of 23% in 2021 as compared to a benefit of 13% in 2020. The change in effective tax rate in 2021 as compared to 2020 was primarily due to the income tax rate benefit in the year ended December 31, 2020 resulting from the carryback of federal net operating loss to taxable years that were taxed at the U.S. corporate tax rate of 35% as permitted under the CARES Act, partially offset by the reduction in the Section 199 domestic manufacturing deduction as a result of the net operating loss carryback.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $3,205 million, or 59%, to $8,670 million in 2021 from $5,465 million in 2020. Average sales prices for the Performance and Essential Materials segment increased by 58% in 2021 as compared to 2020. The higher performance materials sales prices were due to higher polyethylene and PVC resin sales prices. The higher essential materials sales prices were primarily driven by the higher prices for caustic due to improved global economic activity. Sales volumes for the Performance and Essential Materials segment remained relatively consistent in 2021 as compared to 2020.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $2,318 million to $2,549 million in 2021 from $231 million in 2020. This increase in income from operations was primarily due to higher sales prices and margins for polyethylene, PVC resin and caustic soda, mainly resulting from the continued improvement in global economic activity from the severe impact of the COVID-19 pandemic in 2020. The increase in income from operations as compared to the prior year was negatively impacted by higher feedstock and fuel costs. Income from operations for the year ended December 31, 2021 was also impacted by Winter Storm Uri and Hurricane Ida, while income from operations for the year ended December 31, 2020 was negatively impacted by the onset of the COVID-19 pandemic and Hurricanes Laura and Delta.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $1,069 million, or 52%, to $3,108 million in 2021 from $2,039 million in 2020. In addition to the net sales from the businesses we acquired in the second half of 2021, the increase in net sales was also driven by higher sales prices for our major products in the housing and infrastructure businesses. Average sales prices increased by 33% from 2020 to due to strong demand for our major products in the residential construction and repair and remodeling markets. Sales volumes for the Housing and Infrastructure Products segment increased by 19% in 2021 as compared to 2020 due to strong demand as well as the businesses we acquired in the second half of 2021.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $100 million to $356 million in 2021 from $256 million in 2020. The increase in income from operations was primarily due to significantly higher sales prices and margins driven by robust housing construction and remodeling activity resulting from the continued economic recovery from the COVID-19 pandemic. Additionally, 2021 experienced higher energy costs as well as the impacts from Winter Storm Uri and Hurricane Ida, while income from operations for the year ended December 31, 2020 was negatively impacted by the onset of the COVID-19 pandemic and Hurricanes Laura and Delta.

2020 Compared with 2019
Summary
For the year ended December 31, 2020, net income attributable to Westlake Corporation was $330 million, or $2.56 per diluted share, on net sales of $7,504 million. This represents a decrease in net income attributable to Westlake Corporation of $91 million, or $0.69 per diluted share, compared to 2019 net income attributable to Westlake Corporation of $421 million, or $3.25 per diluted share, on net sales of $8,118 million. Net income for the year ended December 31, 2020 decreased as compared to the prior year primarily due to lower global sales prices for several of our major products, including caustic soda, and lower sales volumes for caustic soda resulting from the impact of the COVID-19 pandemic and lower crude oil prices. Net income for 2020 was also impacted by the shutdowns of our Lake Charles facilities in the second half of 2020 due to Hurricanes Laura and Delta, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. In addition, in 2020 we had a higher interest expense related to higher average borrowings. These decreases were partially offset by the income tax rate benefit of $95 million, or $0.74 per diluted share, resulting from the carryback of federal net operating losses permitted by the CARES Act, higher sales volumes for housing and infrastructure products, higher contributions from our ethylene joint venture LACC, LLC ("LACC") and lower fuel costs and selling, general and administrative expenses. Income from operations was $429 million for the year ended December 31, 2020 as compared to $656 million for the year ended December 31, 2019, a decrease of $227 million. The decrease in income from operations was primarily due to lower global sales prices for our major products, lower sales volume for caustic soda, lower operating rates and higher maintenance expense due to Hurricanes Laura and Delta. The decreases were partially offset by higher sales volumes for housing and infrastructure products and higher contributions from LACC, lower fuel costs and selling, general and administrative costs. Net sales decreased by $614 million to $7,504 million in 2020 from $8,118 million in 2019, mainly due to lower sales prices and volumes for several of our major products, including caustic soda, partially offset by higher sales volumes for housing and infrastructure products in the second half of the year ended December 31, 2020.
Net Sales. Net sales decreased by $614 million, or 8%, to $7,504 million in 2020 from $8,118 million in 2019, primarily attributable to lower sales prices and volumes for several of our major products, including caustic soda, partially offset by higher sales volumes for housing and infrastructure products. Average sales prices for 2020 decreased by 4% as compared to 2019 due to slower global economic activity as a result of the COVID-19 pandemic and lower crude oil prices. Sales volumes decreased by 3% in 2020 as compared to 2019.
Gross Profit. Gross profit margin percentage decreased to 14% in 2020 from 16% in 2019. The gross profit margin decreased primarily due to lower global sales prices for several of our major products and lower sales volumes for caustic soda resulting from the impact of the COVID-19 pandemic and lower crude oil prices. Gross profit margin was also impacted by the shutdown of our Lake Charles facilities in the second half of 2020 due to Hurricanes Laura and Delta, which resulted in lower plant operating rates, higher maintenance expense and lower production for many of our major products. These decreases were partially offset by higher sales volumes for housing and infrastructure products and lower fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9 million to $449 million in 2020 from $458 million in 2019. This decrease was mainly due to lower employee compensation and selling expenses.
Amortization of Intangibles. Amortization expense for 2020 was $109 million, which was comparable to $109 million for 2019.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $36 million in 2020 as compared to $37 million in 2019. The restructuring, transaction and integration-related costs for 2020 primarily related to the closure of a non-integrated PVC plant located in Germany and included the $8 million write-off of certain assets and other expenses associated with the plant closure. The restructuring, transaction and integration-related costs for 2019 primarily consisted of restructuring expenses of $26 million and acquisition costs.
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
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $719 million, or 12%, to $5,465 million in 2020 from $6,184 million in 2019. Average sales prices for the Performance and Essential Materials segment decreased by 6% in 2020, as compared to 2019. The lower performance materials sales prices were due to lower polyethylene prices as a result of increased production from new industry capacity and lower PVC resin sales prices due to slower global economic activity as a result of the COVID-19 pandemic. The lower essential materials sales prices were driven by lower caustic soda prices. Average sales volumes decreased by 6% in 2020 as compared to 2019 due to the slower global economic activity as a result of the COVID-19 pandemic. Lower performance materials global sales volumes were due to lower polyethylene and PVC resin sales volumes and lower essential materials sales volumes were driven by lower caustic soda sales volume.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $338 million to $231 million in 2020 from $569 million in 2019. This decrease in income from operations was primarily due to lower caustic soda and PVC resin sales prices and lower PVC resin and polyethylene sales volumes, partially offset by lower purchased ethylene, ethane feedstock and fuel costs. Trading activity in 2020 resulted in a gain of approximately $4 million as compared to a loss of $26 million in 2019.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $105 million, or 5%, to $2,039 million in 2020 from $1,934 million in 2019. Sales volumes for the Housing and Infrastructure Products segment increased by 5% in 2020 as compared to 2019, primarily due to higher demand for our major products in the residential construction and repair and remodeling markets, partially offset by lower infrastructure products sales due to the impact of the COVID-19 pandemic.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $120 million to $256 million in 2020 from $136 million in 2019. The increase in income from operations was primarily due to higher sales volumes and prices for our major housing products and lower feedstock costs partially offset by lower sales for infrastructure products. The income from operations for the year ended December 31, 2020 was also negatively impacted by the onset of the COVID-19 pandemic and Hurricanes Laura and Delta.
Cash Flows
Operating Activities
Operating activities provided cash of $2,394 million in 2021, as compared to cash provided by operating activities of $1,297 million in 2020. The $1,097 million increase in cash flows from operating activities was mainly due to the increase in income from operations, which was partially offset by working capital changes and an unfavorable change related to the turnaround at OpCo's Petro 2 facility and other turnaround activities. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $383 million in 2021, as compared to $17 million of cash used in 2020, an unfavorable change of $366 million. The majority of the unfavorable changes in 2021 were driven by higher accounts receivable and higher inventories, partially offset by higher accounts payable and accrued and other liabilities. The unfavorable change in accounts receivable was primarily driven by higher sales prices resulting in higher trade customer balances. The higher inventories, accounts payable and accrued and other liabilities in 2021 were primarily driven by higher inventory cost and an increase in operating activities, as compared to 2020.

Operating activities provided cash of $1,297 million in 2020 as compared to cash provided by operating activities of $1,301 million in 2019. The changes in cash flows from operating activities in 2020, as compared to 2019, were mainly driven by the decrease in income from operations, the income tax refund of $188 million under the CARES Act and working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities used cash of $17 million in 2020, as compared to $68 million of cash provided in 2019, an unfavorable change of $85 million. Unfavorable changes in working capital were due to a change in accounts receivable, which was driven by higher sales in the fourth quarter of 2020 and the expected additional income tax refund resulting from the CARES Act, as discussed previously. Favorable changes in working capital were due to lower inventories and higher accounts payable and accrued liabilities, primarily driven by the changes in inventory levels and operating activities.
Investing Activities
Net cash used for investing activities during 2021 was $3,213 million as compared to net cash used of $509 million in 2020. The increase in investing activities in 2021 was primarily due to the acquisitions of Boral, LASCO and Dimex for $2,554 million in the aggregate, net of cash acquired. Capital expenditures were $658 million in 2021 compared to $525 million in 2020. The higher capital expenditures in 2021 were primarily associated with the turnaround at OpCo's Petro 2 facility. Capital expenditures in 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. During 2021, we contributed $22 million to LACC and $2 million to an unconsolidated investee compared to a net return of investment of $40 million from LACC in 2020.
Net cash used for investing activities during 2020 was $509 million as compared to net cash used of $1,954 million in 2019. Capital expenditures were $525 million in 2020 compared to $787 million in 2019. The decrease in capital expenditures was primarily due to fewer expansion projects in 2020, as compared to 2019. Capital expenditures in 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. In 2020, we received $44 million from our joint venture, LACC, representing a return of investment and we contributed $4 million. The Company's contribution to unconsolidated subsidiaries in 2020 was primarily comprised of $14 million towards our investment in RS Cogen. Investing activities in 2019 were primarily due to acquisitions for $314 million, net of cash acquired, the purchase of the additional 34.8% interest in LACC for $817 million in November 2019 and payment of $45 million to fund the construction costs of LACC. Capital expenditures in 2019 included certain announced expansion projects as well as projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our various facilities.
Financing Activities
Net cash provided by financing activities during 2021 was $1,437 million as compared to net cash used of $216 million in 2020. The activities during 2021 were primarily related to the registered public offering of $300 million aggregate principal amount of the 0.875% 2024 Senior Notes, $350 million aggregate principal amount of the 2.875% 2041 Senior Notes, $600 million aggregate principal amount of the 3.125% 2051 Senior Notes and $450 million aggregate principal amount of the 3.375% 2061 Senior Notes and the payment of debt issuance costs of $18 million related to the Notes. The remaining activities in 2021 were primarily related to the $145 million payment of cash dividends, the $48 million payment of cash distributions to noncontrolling interests and repurchases of our common stock for an aggregate purchase price of $30 million.
Net cash used for financing activities during 2020 was $216 million as compared to net cash provided of $630 million in 2019. In 2020, out of abundance of caution, we borrowed $1,000 million under our revolving credit facility, which we subsequently fully repaid in June 2020. In 2020, we completed the registered public offering of $300 million aggregate principal amount of the 3.375% 2030 Senior Notes and we purchased in lieu of optional redemption the $100 million 6 ½% 2029 GO Zone Senior Notes, the $89 million 6 ½% 2035 GO Zone Senior Notes and the $65 million 6 ½% 2035 IKE Zone Senior Notes. The remaining activities in 2020 were primarily related to the $137 million payment of cash dividends, the $55 million payment of cash distributions to noncontrolling interests, repurchases of common stock of $54 million and repayment of short-term notes payable of $17 million. In 2019, we received proceeds of $784 million from the issuance of the 1.625% 2029 Senior Notes and $63 million from the issuance of Westlake Partners common units. The remaining activities in 2019 were primarily related to the $132 million payment of cash dividends, the $50 million payment of cash distributions to noncontrolling interests and repurchases of common stock for an aggregate purchase price of $30 million.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.

In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of December 31, 2021, we had repurchased 7,431,520 shares of our common stock for an aggregate purchase price of approximately $449 million under the 2014 Program. During the year ended December 31, 2021, 355,800 shares of our common stock were repurchased for an aggregate purchase price of $30 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program in 2019, 2020 or 2021.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions such as our recent Acquisitions or potential future acquisitions or the repayment of debt may likely necessitate, and therefore depend on our ability to obtain, additional financing in the future. We may not be able to access additional liquidity at cost effective interest rates due to the volatility of the commercial credit markets.
On August 19, 2021, we completed the registered public offering of the Notes. See "Liquidity and Capital Resources—Debt" below for more information.
Cash and Cash Equivalents
As of December 31, 2021, our cash and cash equivalents totaled $1,908 million. In addition, we have the Credit Agreement available to supplement cash if needed, as described under "Debt" below.
Debt
As of December 31, 2021, our indebtedness totaled $5,180 million. See Note 11 to the consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
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
Credit Agreement
On July 24, 2018, we entered into a new $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. As of December 31, 2021, we had no borrowings outstanding under the Credit Agreement. As of December 31, 2021, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2021, we were in compliance with the total leverage ratio financial maintenance covenant.
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
0.875% Senior Notes due 2024
In August 2021, we completed the registered public offering of $300 million aggregate principal amount of the 0.875% 2024 Senior Notes. We may optionally redeem the 0.875% 2024 Senior Notes at any time and from time to time on or after August 15, 2022 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 0.875% 2024 Senior Notes may require us to repurchase the 0.875% 2024 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 0.875% 2024 Senior Notes).
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2021 and 2020 was 0.14% and 0.14%, respectively.
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
2.875% Senior Notes due 2041
In August 2021, we completed the registered public offering of $350 million aggregate principal amount of the 2.875% 2041 Senior Notes. We may optionally redeem the 2.875% 2041 Senior Notes at any time and from time to time prior to February 15, 2041 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 2.875% 2041 Senior Notes being redeemed that would be due if the 2.875% 2041 Senior Notes matured on February 15, 2041, discounted to the redemption date on a semi-annual basis, plus 20 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 2.875% 2041 Senior Notes at any time on or after February 15, 2041 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 2.875% 2041 Senior Notes may require us to repurchase the 2.875% 2041 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 2.875% 2041 Senior Notes).
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

3.125% Senior Notes due 2051
In August 2021, we completed the registered public offering of $600 million aggregate principal amount of the 3.125% 2051 Senior Notes. We may optionally redeem the 3.125% 2051 Senior Notes at any time and from time to time prior to February 15, 2051 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.125% 2051 Senior Notes being redeemed that would be due if the 3.125% 2051 Senior Notes matured on February 15, 2051, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 3.125% 2051 Senior Notes at any time on or after February 15, 2051 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.125% 2051 Senior Notes may require us to repurchase the 3.125% 2051 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.125% 2051 Senior Notes).
3.375% Senior Notes due 2061
In August 2021, we completed the registered public offering of $450 million aggregate principal amount of the 3.375% 2061 Senior Notes. We may optionally redeem the 3.375% 2061 Senior Notes at any time and from time to time prior to February 15, 2061 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.375% 2061 Senior Notes being redeemed that would be due if the 3.375% 2061 Senior Notes matured on February 15, 2061, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, we may optionally redeem the 3.375% 2061 Senior Notes at any time on or after February 15, 2061 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.375% 2061 Senior Notes may require us to repurchase the 3.375% 2061 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.375% 2061 Senior Notes).
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $19 million at December 31, 2021.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $22 million. The interest rate on these loans at December 31, 2021 was 0.20%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $9 million at December 31, 2021.
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
As of December 31, 2021, we were in compliance with all of our long-term debt covenants.

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"), originally entered into on April 29, 2015 and amended in August and December 2017. In addition, on March 19, 2020, Westlake Partners and Westlake Chemical Finance Corporation entered into an amendment to the revolving credit facility, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on Westlake Partners' consolidated leverage ratio), payable quarterly. Westlake Partners may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. As of December 31, 2021, outstanding borrowings under the revolving credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with OpCo. The revolving credit facility is scheduled to mature in September 2023. As of December 31, 2021, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated upon consolidation.
Contractual and Other Obligations
The Company's material cash requirements for contractual and other obligations in the near term (next 12 months) and the long term period (2023 and thereafter) include long-term debt, interest payments, operating leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations and asset retirement obligations.
Debt Obligations and Interest Payments. As of December 31, 2021, we had debt obligations of $269 million and related interest expense of $165 million due within the near term, and debt obligations of $5,014 million and related interest expense of $3,001 million due over the long-term period, respectively. Maturities of our debt consist of $269 million in 2022, $300 million in 2024, and $759 million in 2026. There are no other scheduled maturities of debt in 2022 through 2026. See Note 11, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating leases. As of December 31, 2021, there was $119 million in operating lease obligations due within the near term, and $553 million due over the long-term period, respectively. See Note 7, "Leases," in the Notes to Consolidated Financial Statements in Item 8 for further detail of our obligations and the timing of expected future payments.
Pension Benefits Funding and Post-retirement Healthcare Benefits. Pension benefits funding obligations due within the near term were $6 million while post-retirement healthcare benefit payment obligations due within the near term were $8 million as of December 31, 2021. As of December 31, 2021, we had $77 million and $53 million of pension benefit funding and post-retirement healthcare benefit obligations due over the long-term period, respectively. The estimate of the timing of future payments under our defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries and our post-retirement healthcare benefits to the employees of certain subsidiaries who meet certain minimum age and service requirements involves the use of certain assumptions, including retirement ages and payout periods. See Note 14, "Employee Benefits," in the Notes to Consolidated Financial Statements in Item 8 for further information on our obligations and the timing of expected future payments.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. As of December 31, 2021, we had $1,890 million of enforceable and legally binding purchase commitments due within the near term, and $5,220 million due over the long-term period.
Asset Retirement Obligations. As of December 31, 2021, we had an immaterial amount of asset retirement obligations due within the near term, and $61 million due over the long-term period. Asset retirement obligations includes the estimated costs and timing of payments to satisfy our recognized asset retirement obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. See Note 1, "Description of Business and Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8 for further detail of our asset retirement obligations.

Critical Accounting Policies and Estimates
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
Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. Our more critical accounting estimates include those related to long-lived assets, fair value estimates, accruals for long-term employee benefits, accounts receivable, income taxes and environmental and legal obligations. Inherent in such estimates are certain key assumptions. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe the following to be our most critical accounting estimates required for the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from one to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $840 million, $773 million and $713 million in 2021, 2020 and 2019, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $215 million, $24 million and $40 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, deferred turnaround costs, net of accumulated amortization, totaled $261 million. Amortization in 2021, 2020 and 2019 of deferred turnaround costs was $56 million, $48 million and $55 million, respectively. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 8 to the consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2021, our recorded goodwill was $2,024 million. In addition, we record all pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 16 to the consolidated financial statements appearing elsewhere in this Form 10-K for more information.

Business Combinations and Intangible Assets Including Goodwill. We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted in the same period's financial statements, including the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. All acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination accounting requires the use of significant estimates and assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. The fair value of the customer relationships acquired are estimated by management through a discounted cash flow model using the multi-period excess earnings methodology, which involves the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items. The fair value of the technology and trade names acquired is estimated by management through a discounted cash flow model using the relief from royalty methodology, which involves the use of significant estimates and assumptions related to revenue growth rates, and discount rates.
Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. We have historically operated in two principal operating segments, Vinyls and Olefins. In the fourth quarter of 2021, we reorganized our business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. As part of the reorganization, we assessed and re-defined reporting units effective as of the beginning of the fourth quarter of 2021, including reallocation of goodwill on a relative fair value basis as applicable to affected reporting units. Goodwill impairment analyses were performed as of the effective reorganization date both before and after the reorganization. We will perform our annual impairment assessment for both the Performance and Essential Materials and Housing and Infrastructure Products reporting units in October each year. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period.
We elected to perform the quantitative assessment for both of our segments' reporting units during 2021. The quantitative analysis compares a reporting unit's fair value to its carrying amount to determine whether goodwill is impaired. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results and estimates by management, including its strategic and operational plans, and financial performance of the market. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Even if the fair values of the reporting units decreased by 10% from the fair values determined in the most recent quantitative tests performed during 2021, the carrying values of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2021, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 2.6% and 1.4%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2022 for the U.S. pension plans. Additional information on the 2022 funding requirements and key assumptions underlying these benefit costs appear in Note 14 to the consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2021
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$673	$152
Discount rate increases by 100 basis points	(72)	(21)
Discount rate decreases by 100 basis points	87	26
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions on ethane at December 31, 2021, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $17 million and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would have decreased our income before income taxes by $1 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2021, we had $5,263 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $53 million. Also, at December 31, 2021, we had $20 million principal amount of variable rate debt outstanding, which primarily represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $20 million as of December 31, 2021 was 0.17%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense. During June and July 2021, in order to manage the interest rate risk associated with potential borrowings, we entered into treasury lock agreements to fix the treasury yield component of the interest cost. These agreements settled in August 2021 on the issuance of the Notes.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. The phase-out of LIBOR commenced at the end of 2021 and is set to conclude by June 30, 2023. We do not expect the impact of the LIBOR phase out to be material as we did not have any external LIBOR-based borrowings outstanding at December 31, 2021.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at December 31, 2021. The arrangement is scheduled to settle in 2026.
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Westlake Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Westlake's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021 based on those criteria.
During the year ended December 31, 2021, the Company acquired the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses ("Boral Target Companies"). Because the Company acquired Boral Target Companies during the current fiscal year, management has excluded Boral Target Companies from the scope of its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. This exclusion is in accordance with the general guidance published by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Boral Target Companies' total assets and total net sales represented 4.7% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westlake Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Corporation (formerly known as Westlake Chemical Corporation) and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded certain subsidiaries acquired from Boral Industries engaged in Boral's North American building products businesses ("Boral Target Companies") from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in a purchase business combination during 2021. We have also excluded the Boral Target Companies from our audit of internal control over financial reporting. The Boral Target Companies are wholly-owned subsidiaries whose total assets and total net sales excluded from management's assessment and our audit of internal control over financial reporting represent 4.7% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquisition of Boral Target Companies - Valuation of Certain Customer Relationship Intangible Assets

As described in Notes 1 and 2 to the consolidated financial statements, on October 1, 2021, the Company completed its acquisition of the Boral Target Companies for a total purchase price of $2,132 million. The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values, which resulted in the recognition of $645 million of customer relationship intangible assets. As disclosed by management, the fair value of the customer relationships acquired is estimated with a discounted cash flow model using the multi-period excess earnings methodology, which involves the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items.

The principal considerations for our determination that performing procedures relating to the valuation of certain acquired customer relationship intangible assets from the acquisition of the Boral Target Companies is a critical audit matter are the significant judgment by management in determining the fair value of certain customer relationship intangible assets; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management's valuation of certain customer relationship intangible assets and controls over the determination of significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates. These procedures also included, among others, reading the purchase agreement and testing management's process for estimating the fair value of certain customer relationship intangible assets. Testing management's process included evaluating the appropriateness of the multi-period excess earnings method, testing the completeness and accuracy of the underlying data, and evaluating the reasonableness of management's significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates. Evaluating the reasonableness of the revenue growth rates and operating margins involved considering the past performance of the acquired businesses, consistency with economic and industry forecasts, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method and in evaluating the reasonableness of the significant assumptions related to discount rates and customer attrition rates.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2022

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,908	$1,313
Accounts receivable, net	1,868	1,214
Inventories	1,407	918
Prepaid expenses and other current assets	80	32
Total current assets	5,263	3,477
Property, plant and equipment, net	7,606	6,920
Operating lease right-of-use assets	562	461
Goodwill	2,024	1,083
Customer relationships, net	1,083	444
Other intangible assets, net	497	168
Equity method investments	1,007	1,059
Other assets, net	417	223
Total assets	$18,459	$13,835
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$879	$536
Accrued and other liabilities	1,196	821
Current portion of long-term debt, net	269	—
Total current liabilities	2,344	1,357
Long-term debt, net	4,911	3,566
Deferred income taxes	1,681	1,368
Pension and other post-retirement benefits	291	391
Operating lease liabilities	461	376
Other liabilities	243	199
Total liabilities	9,931	7,257
Commitments and contingencies (Note 22)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2021 and 2020, respectively	1	1
Common stock, held in treasury, at cost; 6,735,639 and 6,821,174 shares at December 31, 2021 and 2020, respectively	(399)	(401)
Additional paid-in capital	581	569
Retained earnings	7,808	5,938
Accumulated other comprehensive loss	(36)	(64)
Total Westlake Corporation stockholders' equity	7,955	6,043
Noncontrolling interests	573	535
Total equity	8,528	6,578
Total liabilities and equity	$18,459	$13,835
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(in millions of dollars, except per share data and share amounts)
Net sales	$11,778	$7,504	$8,118
Cost of sales	8,283	6,481	6,858
Gross profit	3,495	1,023	1,260
Selling, general and administrative expenses	551	449	458
Amortization of intangibles	123	109	109
Restructuring, transaction and integration-related costs	21	36	37
Income from operations	2,800	429	656
Other income (expense)
Interest expense	(176)	(142)	(124)
Other income, net	53	44	38
Income before income taxes	2,677	331	570
Provision for (benefit from) income taxes	607	(42)	108
Net income	2,070	373	462
Net income attributable to noncontrolling interests	55	43	41
Net income attributable to Westlake Corporation	$2,015	$330	$421
Earnings per common share attributable to Westlake Corporation:
Basic	$15.66	$2.57	$3.26
Diluted	$15.58	$2.56	$3.25
Weighted average common shares outstanding:
Basic	128,002,911	127,850,592	128,395,184
Diluted	128,697,982	128,089,058	128,757,293
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019

	(in millions of dollars)
Net income	$2,070	$373	$462
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits
Pension and other post-retirement benefits reserves adjustment	60	(37)	(32)
Income tax benefit (provision) on pension and other post-retirement benefits	(16)	10	8
Foreign currency translation adjustments
Foreign currency translation	2	23	17
Income tax benefit (provision) on foreign currency translation	(17)	18	(4)
Other comprehensive income (loss), net of income taxes	29	14	(11)
Comprehensive income	2,099	387	451
Comprehensive income attributable to noncontrolling interests, net of tax of $2, $1 and $2 for 2021, 2020 and 2019, respectively	56	47	42
Comprehensive income attributable to Westlake Corporation	$2,043	$340	$409
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2018	134,651,380	$1	6,183,125	$(382)	$556	$5,477	$(62)	$486	$6,076
Net income	—	—	—	—	—	421	—	41	462
Other comprehensive income (loss)	—	—	—	—	—	—	(12)	1	(11)
Common stock repurchased	—	—	517,712	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(434,228)	35	(25)	(9)	—	—	1
Stock-based compensation	—	—	—	—	24	—	—	—	24
Dividends declared	—	—	—	—	—	(132)	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Issuance of Westlake Chemical Partners LP common units	—	—	—	—	(2)	—	—	65	63
Balances at December 31, 2019	134,651,380	1	6,266,609	(377)	553	5,757	(74)	543	6,403
Net income	—	—	—	—	—	330	—	43	373
Other comprehensive income	—	—	—	—	—	—	10	4	14
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(440,964)	30	(13)	(12)	—	—	5
Stock-based compensation	—	—	—	—	29		—	—	29
Dividends declared	—	—	—	—	—	(137)	—	—	(137)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Balances at December 31, 2020	134,651,380	1	6,821,174	(401)	569	5,938	(64)	535	6,578
Net income	—	—	—	—	—	2,015	—	55	2,070
Other comprehensive income	—	—	—	—	—	—	28	1	29
Common stock repurchased	—	—	355,800	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(441,335)	32	(19)	—	—	—	13
Stock-based compensation	—	—	—	—	31		—	—	31
Dividends declared	—	—	—	—	—	(145)	—	—	(145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$2,070	$373	$462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	840	773	713
Stock-based compensation expense	31	29	25
Loss from disposition and write-off of property, plant and equipment	28	33	49
Deferred income taxes	23	146	54
Other losses, net	16	21	1
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(528)	(161)	59
Inventories	(309)	29	112
Prepaid expenses and other current assets	(27)	2	(1)
Accounts payable	242	67	(89)
Accrued and other liabilities	239	46	(13)
Other, net	(231)	(61)	(71)
Net cash provided by operating activities	2,394	1,297	1,301
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(2,554)	—	(314)
Additions to investments in unconsolidated subsidiaries	(24)	(18)	(862)
Additions to property, plant and equipment	(658)	(525)	(787)
Return of investment from an unconsolidated subsidiary	—	44	—
Other, net	23	(10)	9
Net cash used for investing activities	(3,213)	(509)	(1,954)
Cash flows from financing activities
Debt issuance costs	(18)	(3)	(7)
Distributions to noncontrolling interests	(48)	(55)	(50)
Dividends paid	(145)	(137)	(132)
Proceeds from debt issuance and drawdown of revolver, net	1,671	1,299	784
Proceeds from issuance of Westlake Chemical Partners LP common units, net	—	—	63
Proceeds from (repayment of) short-term notes payable, net	8	(17)	2
Repayment of revolver and senior notes	—	(1,254)	—
Repurchase of common stock for treasury	(30)	(54)	(30)
Other, net	(1)	5	—
Net cash provided by (used for) financing activities	1,437	(216)	630
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	15	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	604	587	(25)
Cash, cash equivalents and restricted cash at beginning of the year	1,337	750	775
Cash, cash equivalents and restricted cash at end of the year	$1,941	$1,337	$750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Corporation, formerly known as Westlake Chemical Corporation (the "Company") operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia. The industries in which the Company operates are subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers. The Company changed its name from Westlake Chemical Corporation to Westlake Corporation on February 18, 2022.
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2021, the Company held a 77.2% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2021. All intercompany transactions and balances are eliminated in consolidation.
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
Recasting of Certain Prior Period Information
The Company has historically operated in two principal operating segments, Vinyls and Olefins. In the fourth quarter of 2021, the Company reorganized its business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. The Olefins, PVC, VCM, chlorine, caustic soda and chlorinated derivative materials and polyethylene are included in the Performance and Essential Materials segment. Building products, pipe and fittings and PVC compounds are included in the Housing and Infrastructure Products segment. These reporting changes have been retrospectively reflected in the segment results for all periods presented.
Certain reclassifications have been made to the prior-year financial statements to conform to the current year presentation.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States.

WESTLAKE CORPORATION
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $3, $4 and $9 for the years ended December 31, 2021, 2020 and 2019, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Impairment of Goodwill and Intangible Assets
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed impairment tests for the Performance and Essential Materials and Housing and Infrastructure Products segments' goodwill in October 2021, and the impairment tests indicated that the recorded goodwill was not impaired. There has been no impairment of the goodwill since the goodwill was initially recorded. Other intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with the provisions of the accounting guidance. See Note 8 for more information on the Company's annual goodwill impairment tests.
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
The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which typically range from three to six years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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

WESTLAKE CORPORATION
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
Revenue Recognition
Revenue is recognized when the Company transfers control of inventories to its customers. Amounts recognized as revenues reflect the consideration to which the Company expects to be entitled in exchange for those inventories. Provisions for discounts, rebates and returns are incorporated in the estimate of variable consideration and reflected as a reduction to revenue in the same period as the related sales.
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
ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606") requires disclosure of disaggregated revenue into categories that depict the nature of how the Company's revenue and cash flows are affected by economic factors. The Company discloses revenues by business and segment in Note 23.
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

WESTLAKE CORPORATION
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
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2021, the Company had $1 and $23 of asset retirement obligations recorded as accrued and other liabilities and other liabilities, respectively. As of December 31, 2020, the Company had $12 and $17 of asset retirement obligations recorded as accrued and other liabilities and other liabilities, respectively.
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
The coronavirus ("COVID-19") pandemic resulted in widespread adverse impacts on the global economy in 2020. As the COVID-19 pandemic and its impacts on the global economy continue, the Company may experience impacts on its business operations. However, the impact that COVID-19 will have on the financial condition, results of operations and cash flows of the Company cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19), vaccine hesitancy and the availability of other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Recent Accounting Pronouncements
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers Update (ASU No.2021-08)
In October 2021, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires acquiring entities to recognize and measure contract assets and contract liabilities in a business combination in accordance with the accounting guidance on Revenue from Contracts with Customers (ASC 606). The guidance in this update improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The accounting standard will be effective for reporting periods beginning after December 15, 2022. Early adoption of the guidance is permitted. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial position, results of operations and cash flows.
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
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from March 12, 2020 through December 31, 2022. The Company adopted this accounting standard effective October 1, 2021, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Acquisitions
Boral Target Companies in North America.
On June 20, 2021, the Company, through a wholly-owned subsidiary, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), and solely for the limited purposes set forth therein, the Company, and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, the Company agreed to acquire from Boral Industries all of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a purchase price of $2,150 in cash, subject to working capital post-closing adjustments. The Boral Purchase Agreement also includes a potential earn-out payment from the Company to Boral Industries of up to $65 if the windows division of the Boral Target Companies generates EBITDA in excess of a specified target in its fiscal year ending June 30, 2024. On October 1, 2021, the Company completed its acquisition of, Boral Target Companies (the "Boral Acquisition") for a total purchase price of $2,132 in an all-cash transaction and accounted for the acquisition under the business combination method in accordance with Accounting Standard Codification Topic 805 ("ASC 805"), Business Combinations. The Boral Target Companies acquisition is consistent with the Company's vertical integration strategy of enhancing margin stability and downstream products. The additional product lines through the acquisition will broaden the Company's footprint in the fast-growing housing markets in North America. The assets acquired and liabilities assumed and the results of operations of Boral Target Companies are included in the Housing and Infrastructure Products segment.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
A summary of the purchase consideration follows:

Base purchase price	$2,150
Net working capital adjustment	(2)
Closing indebtedness	(16)
Total purchase price consideration	$2,132
For the year ended December 31, 2021, the Company recognized acquisition-related costs of $17 for advisory, consulting and professional fees, and other expenses that were expensed as restructuring, transaction and integration-related costs as a component of the income from operations.
The following table summarizes the fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $771 was recorded, most of which will not be deductible for income tax purposes. The goodwill is assigned to the Company's Housing and Infrastructure Products segment. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) intangible assets comprising of customer relationships, trade names, developed technologies; (4) deferred income taxes; and (5) other assets.
The information below represents the purchase price allocation:

Cash	$5
Accounts receivable	119
Inventories	156
Prepaid expenses and other current assets	3
Property, plant and equipment	489
Operating lease right-of-use assets	87
Intangible assets	952
Other assets	18
Total assets acquired	1,829
Accounts payable	46
Accrued and other liabilities	103
Deferred income taxes	244
Operating lease liabilities	73
Other liabilities	2
Total liabilities assumed	468
Total identifiable net assets acquired	1,361
Goodwill	771
Total purchase consideration	$2,132
The excess of the total equity value of Boral based on the purchase consideration over net assets acquired was recorded as goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition. The synergies relate to enhanced leading positions in the home building products and materials sector and increased margin stability.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table summarizes the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value	Remaining Useful Life (in years)
Trade name	$200	21 - 22
Technology	107	20 - 22
Customer relationships	645	12 - 22
Total Identified Intangible Assets	$952
There are no indefinite-lived intangible assets derived acquired as a result of the Boral Target Companies acquisition. Definite lived intangible assets acquired as a result of the Boral acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized.
The fair value for Trade name and Technology were estimated using the income approach, specifically the relief-from-royalty method which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or licenses fees on revenues earned through the use of the asset. The fair value of Customer Relationships was estimated using the multi-period excess earnings method. The excess earning method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. The resulting cash flow, which is attributable solely to the asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate the present value.
Unaudited Pro Forma Financial Information
The acquired Boral Target Companies contributed net revenues and net loss of $275 and $15, respectively, to the Company for the period from October 1, 2021 to December 31, 2021. The following unaudited pro forma summary presents the results of operations as if the acquisition of Boral Target Companies occurred on January 1, 2020:

	2021	2020
Revenues	$12,653	$8,553
Net income attributable to Westlake Corporation	$2,035	$268
The amounts have been calculated after applying the Company's accounting policies and adjusting the results of Boral Target Companies to reflect additional depreciation, amortization, and other purchase accounting adjustment assuming the fair value adjustments to the property and equipment and intangibles assets and other purchase accounting adjustments have been applied on January 1, 2020. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2020 or of future operating performance.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
LASCO Fittings, Inc.
On July 4, 2021, the Company, through a wholly-owned subsidiary, entered into an Equity Purchase Agreement with Aalberts U.S. Holding Corp., a Delaware corporation ("Aalberts") and wholly-owned subsidiary of Aalberts N.V., pursuant to which, the Company, agreed to acquire LASCO Fittings, Inc., a Delaware corporation ("LASCO"), from Aalberts. LASCO is a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States. On August 19, 2021, the Company completed its acquisition of, and acquired all of the equity interests in, LASCO (the "LASCO Acquisition"). The total closing purchase consideration was $277. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. LASCO net sales and net income since the acquisition date and the acquisition-related costs recognized in the consolidated statement of operations for the year ended December 31, 2021 were not material to the Company's consolidated statement of operations. The pro forma impact of this acquisition has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2021 and 2020. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets as of December 31, 2021, and goodwill of $106 with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The goodwill is expected to be deductible for income tax purposes. The goodwill recognized is primarily attributable to the expected value to be achieved from the acquisition synergies. The intangible assets that have been acquired are being amortized over a period of 17 to 18 years.
Dimex LLC.
On August 2, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement with DX Acquisition Corp., a Delaware corporation ("Dimex"), each of Dimex's stockholders, and for limited purposes, the Company and Grey Mountain Partners Fund III Holdings, L.P., pursuant to which the Company agreed to acquire Dimex. Dimex is a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls. On September 10, 2021, the Company completed its acquisition of, and acquired all of the equity interests in, Dimex (the "Dimex Acquisition" and, together with the Boral Acquisition and the LASCO Acquisition, the "2021 Acquisitions"). The total closing purchase consideration was $172. The acquisition is being accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment. Dimex net sales and net income since the acquisition date and the acquisition-related costs recognized in the consolidated statement of operations for the year ended December 31, 2021 were not material to the Company's consolidated statement of operations. The pro forma impact of this acquisition has not been presented as it is not material to the Company's consolidated statements of operations for the years ended December 31, 2021 and 2020. The Company recognized intangible assets of $69, of which $45 is included in customer relationships, net on the Company's consolidated balance sheets as of December 31, 2021, and goodwill of $66, most of which will not be deductible for income tax purposes, with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The goodwill is primarily attributable to the expected value to be achieved from the acquisition synergies. The intangible assets that have been acquired are being amortized over a period of 17 to 19 years.
Hexion Epoxy Business.
On November 24, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement (the "Hexion Purchase Agreement") by and among Hexion Inc. ("Hexion"), an Ohio corporation, and solely for the limited purposes set forth therein, the Company. Pursuant to the terms of the Hexion Purchase Agreement, the Company agreed to acquire Hexion's global epoxy business for a purchase price of approximately $1,200 in cash, subject to certain closing date adjustments as set forth in the Hexion Purchase Agreement (the "Hexion Acquisition"). On February 1, 2022, the Company completed the acquisition of, and acquired all of the equity interests in, the Hexion Acquisition. The assets acquired and liabilities assumed and the results of operations of Hexion's global epoxy business will be included in the Performance and Essential Materials segment. Due to the recent closing of this acquisition, certain financial information related to this acquisition, including the fair value of total consideration transferred or estimated to be transferred, is not yet finalized.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $33 and $24 at December 31, 2021 and 2020, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2021	2020
Trade customers	$1,764	$1,086
Related parties	3	9
Allowance for credit losses	(26)	(17)
	1,741	1,078
Federal and state taxes	62	92
Other	65	44
Accounts receivable, net	$1,868	$1,214
5. Inventories
Inventories consist of the following at December 31:

	2021	2020
Finished products	$842	$524
Feedstock, additives, chemicals and other raw materials	374	227
Materials and supplies	191	167
Inventories	$1,407	$918
6. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2021	2020
Land	$284	$207
Buildings and improvements	818	652
Plant and equipment	9,355	8,687
Other	629	557
	11,086	10,103
Less: Accumulated depreciation	(4,134)	(3,710)
	6,952	6,393
Construction in progress	654	527
Property, plant and equipment, net	$7,606	$6,920
Depreciation expense on property, plant and equipment of $604, $558 and $519 is included primarily in cost of sales in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
7. Leases
Lease-related asset and liability balances were as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets	$562	$461

Accrued and other liabilities	$106	$89
Operating lease liabilities	461	376
Total operating lease liabilities	$567	$465

Weighted Average Remaining Term (in years)	9	8
Weighted Average Lease Discount Rate	2.7%	3.1%
The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statements of operations for the years ended December 31, 2021 and 2020. The components of operating lease expense were as follows:

	December 31, 2021	December 31, 2020
Operating lease cost (1)	$117	$117
Short-term lease cost	85	70
Total operating lease cost	$202	$187

_____________________________
(1)Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.
Maturities of lease liabilities were as follows at December 31, 2021:

Operating Leases
2022	$119
2023	103
2024	83
2025	63
2026	52
Thereafter	252
Total lease payments	672
Less: imputed interest	(105)
Present value of lease liabilities	$567
Related Party Leases
The Company leases certain assets under operating leases with related parties. Right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $33 and $41 as of December 31, 2021 and December 31, 2020, respectively. The Company recognized operating lease cost for fixed lease payments to related parties of $11 and $12 for the years ended December 31, 2021 and 2020, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
8. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes gross carrying amounts and changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020. The Company reorganized its operating segments during the fourth quarter of 2021. Prior year information has been updated to conform with the current year presentation for changes in operating segments discussed in Notes 1 and 23.

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balance at December 31, 2019	$898	$176	$1,074
Effects of changes in foreign exchange rates	3	6	9
Balance at December 31, 2020	901	182	1,083
Goodwill acquired during the year	—	943	943
Effects of changes in foreign exchange rates	1	(3)	(2)
Balance at December 31, 2021	$902	$1,122	$2,024
As part of the reorganization of operating segments, the Company assessed and re-defined reporting units effective as of the beginning of the fourth quarter of 2021, including reallocation of goodwill on a relative fair value basis as applicable to affected reporting units. Goodwill impairment analyses were performed as of the effective reorganization date both before and after the reorganization. The fair values of the reporting units were determined using both a discounted cash flow methodology and a market value methodology. Based upon this assessment, the Company determined that it was more likely than not that the fair value of the reporting units exceeds its carrying value both prior to the reorganization and after the reorganization.
The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the Company's businesses. The forecast was based on prices and spreads projected by IHS Markit ("IHS"), a chemical industry organization offering market and business advisory services for the chemical market, historical results and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate ranging from 8.8% to 10.8%. The significant assumptions used in determining the fair values of the reporting units using the market value methodology include the determination of appropriate market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization ("EBITDA") a willing buyer is likely to pay.
Prior to the reorganization of the operating segments, the Company performed its annual impairment analysis for the legacy Vinyls segment reporting units during the second quarter of 2021, and determined that it was more likely than not that the fair value of each of the Vinyls segment reporting units exceeds its carrying value.
Intangible Assets
Intangible assets consisted of the following at December 31:

	2021			2020			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,581	$(498)	$1,083	$845	$(401)	$444	15
Other intangible assets:
Licenses and intellectual property	311	(109)	202	178	(94)	84	16
Trade name	342	(63)	279	125	(50)	75	17
Other	34	(18)	16	35	(26)	9	13
Total other intangible assets	$687	$(190)	$497	$338	$(170)	$168
Scheduled amortization of intangible assets for the next five years is as follows: $167, $115, $110, $107 and $98 in 2022, 2023, 2024, 2025 and 2026, respectively.

WESTLAKE CORPORATION
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
On November 12, 2019, the Company, through Eagle, completed the acquisition of an additional 34.8% of the membership interests in LACC from Lotte for approximately $817. In January 2022, the Company notified Lotte of its exercise of an option to acquire an additional 3.2% of the membership interests in LACC from Lotte for approximately $90. As of December 31, 2021, the Company's investment exceeded the underlying equity in net assets by approximately $166 which was assigned to goodwill and not amortized.
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
The Company's ethylene offtake from LACC was approximately 909 million and 787 million pounds during the years ended December 31, 2021 and 2020, respectively.
Changes in the Company's investment in LACC for the years ended December 31, 2021 and 2020 were as follows:

Investment in LACC
Balance at December 31, 2019	$1,038
Cash contributions	4
Depreciation and amortization	(37)
Return of investment	(44)
Balance at December 31, 2020	961
Cash contributions	22
Depreciation and amortization	(40)
Balance at December 31, 2021	$943

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees as components of the total transaction price and recognizes it ratably in net sales over approximately 25 years. The remaining performance obligations at December 31, 2021, representing these fixed components of the transaction price, totaled $55 and $76 from LACC and Lotte, respectively. The associated contract liabilities recorded from LACC and Lotte totaled $14 and $18 as of December 31, 2021, respectively, and $10 and $12 as of December 31, 2020, respectively. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees.
Other Equity Method Investments
In addition to LACC, the Company has other equity method investments amounting to $64 and $98 as of December 31, 2021 and 2020, respectively. See Note 20 for more detailed information.
10. Accounts Payable
Accounts payable consist of the following:

	December 31, 2021	December 31, 2020
Accounts payable—third parties	$849	$529
Accounts payable to related parties	15	—
Notes payable	15	7
Accounts payable	$879	$536

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
11. Long-Term Debt
Long-term debt consisted of the following at December 31:

	December 31, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$—	$250	$250	$(1)	$249
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	300	(2)	298	—	—	—
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(5)	745	750	(6)	744
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	794	(8)	786	859	(10)	849
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(4)	296	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	(11)	339	—	—	—
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(22)	678	700	(23)	677
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(8)	492	500	(9)	491
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	(23)	577	—	—	—
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	(19)	431	—	—	—
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	19	—	19	—	—	—
Term loan 2026 (the "2026 Term Loan")	9	—	9	—	—	—
Total long-term debt	5,283	(103)	$5,180	3,620	(54)	3,566
Less current portion:
3.60% 2022 Senior Notes	(250)	—	(250)	—	—	—
8.73% 2022 RS Cogen Debt	(19)	—	(19)	—	—	—
Long-term debt, net of current portion	$5,014	$(103)	$4,911	$3,620	$(54)	$3,566

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Credit Agreement
On July 24, 2018, the Company entered into a new $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement") and, in connection therewith, terminated the previous $1,000 revolving credit facility that was scheduled to mature on August 23, 2021 (the "Prior Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At December 31, 2021, the Company had no borrowings outstanding under the Credit Agreement. As of December 31, 2021, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2021, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
0.875% Senior Notes due 2024
In August 2021, the Company completed the registered public offering of $300 aggregate principal amount of the 0.875% 2024 Senior Notes. The Company may optionally redeem the 0.875% 2024 Senior Notes at any time and from time to time on or after August 15, 2022 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 0.875% 2024 Senior Notes may require us to repurchase the 0.875% 2024 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 0.875% 2024 Senior Notes).
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
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. The interest rate on the waste disposal revenue bonds at December 31, 2021 and 2020 was 0.14% and 0.14%, respectively.

WESTLAKE CORPORATION
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
3.375% Senior Notes due 2030
On June 12, 2020, the Company completed the registered public offering of $300 aggregate principal amount of the 3.375% 2030 Senior Notes. There is no sinking fund and no scheduled amortization of the 3.375% 2030 Senior Notes prior to maturity. The 3.375% 2030 Senior Notes accrue interest from June 12, 2020 at a rate of 3.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2020. The Company may optionally redeem the 3.375% 2030 Senior Notes in accordance with the terms of the 3.375% 2030 Senior Notes.
3.50% 2032 GO Zone Refunding Bonds
In November 2017, the Louisiana Local Government Environmental Facility and Development Authority (the "Authority") completed the remarketing of $250 aggregate principal amount of 3.50% tax-exempt revenue refunding bonds due November 1, 2032 (the "3.50% 2032 GO Zone Bonds"), the net proceeds of which were used to redeem $250 aggregate principal amount of the Authority's 6 ¾% tax-exempt revenue bonds due November 1, 2032 issued by the Authority under the GO Zone Act in December 2007. In connection with the remarketing of the 3.50% 2032 GO Zone Bonds, the Company issued $250 aggregate principal amount of the 3.50% 2032 GO Zone Refunding Senior Notes. The 3.50% 2032 GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal amount plus accrued interest.
2.875% Senior Notes due 2041
In August 2021, the Company completed the registered public offering of $350 aggregate principal amount of the 2.875% 2041 Senior Notes. The Company may optionally redeem the 2.875% 2041 Senior Notes at any time and from time to time prior to February 15, 2041 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 2.875% 2041 Senior Notes being redeemed that would be due if the 2.875% 2041 Senior Notes matured on February 15, 2041, discounted to the redemption date on a semi-annual basis, plus 20 basis points, and plus accrued and unpaid interest. In addition, the Company may optionally redeem the 2.875% 2041 Senior Notes at any time on or after February 15, 2041 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 2.875% 2041 Senior Notes may require us to repurchase the 2.875% 2041 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 2.875% 2041 Senior Notes).
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
3.125% Senior Notes due 2051
In August 2021, the Company completed the registered public offering of $600 aggregate principal amount of the 3.125% 2051 Senior Notes. The Company may optionally redeem the 3.125% 2051 Senior Notes at any time and from time to time prior to February 15, 2051 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.125% 2051 Senior Notes being redeemed that would be due if the 3.125% 2051 Senior Notes matured on February 15, 2051, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, the Company may optionally redeem the 3.125% 2051 Senior Notes at any time on or after February 15, 2051 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.125% 2051 Senior Notes may require us to repurchase the 3.125% 2051 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.125% 2051 Senior Notes).
3.375% Senior Notes due 2061
In August 2021, the Company completed the registered public offering of $450 aggregate principal amount of the 3.375% 2061 Senior Notes. The Company may optionally redeem the 3.375% 2061 Senior Notes at any time and from time to time prior to February 15, 2061 (six months prior to the maturity date) for a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the 3.375% 2061 Senior Notes being redeemed that would be due if the 3.375% 2061 Senior Notes matured on February 15, 2061, discounted to the redemption date on a semi-annual basis, plus 25 basis points, and plus accrued and unpaid interest. In addition, the Company may optionally redeem the 3.375% 2061 Senior Notes at any time on or after February 15, 2061 for 100% of the principal amount plus accrued and unpaid interest. The holders of the 3.375% 2061 Senior Notes may require us to repurchase the 3.375% 2061 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.375% 2061 Senior Notes).
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, the Company's 50%-owned joint venture, entered into a $75 aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $19 at December 31, 2021.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., the Company's 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $22. The interest rate on these loans at December 31, 2021 was 0.20%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $9 at December 31, 2021.
The indenture governing the 3.60% 2022 Senior Notes, the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes (together, the "Notes") contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of the Company's subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets. The Notes are unsecured and none of the Company's subsidiaries have guaranteed any series of the Notes.
As of December 31, 2021, the Company was in compliance with all of its long-term debt covenants.
The weighted average interest rate on all long-term debt was 3.2% and 3.4% at December 31, 2021 and 2020, respectively. Unamortized debt issuance costs on long-term debt were $42 and $28 at December 31, 2021 and 2020, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Aggregate scheduled maturities of long-term debt during the next five years consist of $269 in 2022, $300 in 2024, and $759 in 2026. There are no other scheduled maturities of debt in 2022 through 2026.
12. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $145, $137 and $132 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Stock Repurchase Program
In November 2014, the Company's Board of Directors approved a $250 share repurchase program (the "2014 Program"). In November 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2018, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. The number of shares repurchased by the Company under the 2014 Program was 355,800, 995,529 and 517,712 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had repurchased a total of 7,431,520 shares of its common stock for an aggregate purchase price of approximately $449.
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
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2019	$3	$(77)	$(74)
Net other comprehensive income (loss) attributable to Westlake Corporation	(27)	37	10
Balances at December 31, 2020	(24)	(40)	(64)
Net other comprehensive income (loss) attributable to Westlake Corporation	44	(16)	28
Balances at December 31, 2021	$20	$(56)	$(36)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
14. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the plan. The Company may, at its discretion and per the terms of the plan, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $24, $21 and $20, respectively, to expense for these contributions.
Further, within the plan, the Company also makes an annual retirement contribution to substantially all employees of certain subsidiaries. The Company's contributions to the plan are determined as a percentage of employees' pay. For the years ended December 31, 2021, 2020 and 2019, the Company charged approximately $35, $34 and $32, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has defined contribution plans in several countries covering eligible employees of the Company. The Company's contributions to the plans are based on applicable laws in each country. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2021, 2020 and 2019, the Company charged approximately $4, $4 and $4, respectively, to expense for its contributions to these plans.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$748	$173	$703	$144
Benefit obligation assumed with acquisition	—	1	—	—
Service cost	3	2	3	2
Interest cost	11	1	17	2
Actuarial loss (gain)	(35)	(9)	64	14
Benefits paid	(52)	(4)	(39)	(4)
Plan amendments	(2)	—	—	—
Settlements	—	(1)	—	—
Foreign exchange effects	—	(11)	—	13
Other	—	—	—	2
Benefit obligation, end of year	$673	$152	$748	$173

Change in plan assets
Fair value of plan assets, beginning of year	$563	$21	$526	$19
Actual return	52	1	78	1
Employer contribution	2	4	2	4
Benefits paid	(52)	(4)	(39)	(4)
Administrative expenses paid	(3)	—	(4)	—
Settlements	—	(1)	—	—
Foreign exchange effects	—	—	—	1
Fair value of plan assets, end of year	$562	$21	$563	$21
Funded status, end of year	$(111)	$(131)	$(185)	$(152)

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(2)	$(3)	$(2)	$(4)
Noncurrent liabilities	(109)	(128)	(183)	(148)
Net amount recognized	$(111)	$(131)	$(185)	$(152)

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(43)	$23	$6	$34
Prior service credit	(2)	(4)	—	(4)
Total before tax (1)	$(45)	$19	$6	$30

______________________________
(1)After-tax totals for pension benefits were $21 and $(24) for 2021 and 2020, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2021 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(673)	$(130)	$(748)	$(164)
Accumulated benefit obligation	(673)	(128)	(748)	(163)
Fair value of plan assets	562	—	563	13
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$3	$2	$3	$2	$3	$2
Administrative expenses	3	—	3	—	4	—
Interest cost	11	1	17	2	23	3
Expected return on plan assets	(38)	(1)	(35)	(1)	(33)	(1)
Net amortization	—	3	—	1	—	—
Net periodic benefit cost (gain)	$(21)	$5	$(12)	$4	$(3)	$4

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(49)	$(9)	$22	$13	$20	$13
Prior service credit	(2)	—	—	—	—	—
Effect of plan change	—	—	—	—	—	(4)
Amortization of net gain (loss)	—	(2)	—	(1)	—	—
Total recognized in OCI	$(51)	$(11)	$22	$12	$20	$9
Total net periodic benefit cost and OCI	$(72)	$(6)	$10	$16	$17	$13
The estimated prior service credit and net loss for the defined benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2022 are expected to be $1 and $2, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	2.6%	1.4%	2.1%	0.8%	3.0%	1.3%
Rate of compensation increase	—%	2.6%	—%	2.6%	—%	2.6%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	2.1%	0.8%	3.0%	1.3%	4.1%	2.0%
Discount rate for service cost	2.4%	0.8%	3.2%	1.4%	4.2%	2.2%
Discount rate for interest cost	1.5%	0.8%	2.6%	1.6%	3.7%	2.2%
Expected return on plan assets	7.0%	4.0%	7.0%	4.0%	7.0%	4.0%
Rate of compensation increase	—%	2.6%	—%	2.6%	—%	2.6%
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
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment and non-investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. Each pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2021, plan assets did not include direct ownership of the Company's common stock.
Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's plan assets at December 31, by asset category, are as follows:

	2021
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$6	$—	$6
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	62	125	187	—	2	2
Small-cap funds (2)	—	14	14	—	—	—
International funds (3)	93	33	126	—	4	4
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	127	99	226	—	9	9
Short-term investment funds	—	9	9	—	—	—
	$282	$280	$562	$6	$15	$21

	2020
	U.S. Plans			Non U.S. Plans
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$6	$—	$6
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	64	132	196	—	2	2
Small-cap funds (2)	—	14	14	—	—	—
International funds (3)	84	50	134	—	6	6
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	116	96	212	—	7	7
Short-term investment funds	—	7	7	—	—	—
	$264	$299	$563	$6	$15	$21

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
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations, and based on preliminary estimates, the Company does not expect to make any contributions to the pension plans in 2022.

WESTLAKE CORPORATION
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
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2021	2020	2019
	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$10	$5	$9

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
The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$63	$4	$65	$4
Service cost	1	—	1	—
Interest cost	1	—	1	—
Actuarial loss (gain)	(2)	(1)	3	—
Benefits paid	(8)	—	(7)	—
Plan amendments	4	—	—	—
Benefit obligation, end of year	$59	$3	$63	$4

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	8	—	7	—
Benefits paid	(8)	—	(7)	—
Fair value of plan assets, end of year	$—	$—	$—	$—
Funded status, end of year	$(59)	$(3)	$(63)	$(4)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(8)	$—	$(8)	$—
Noncurrent liabilities	(51)	(3)	(55)	(5)
Net amount recognized	$(59)	$(3)	$(63)	$(5)

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net gain	$(2)	$(1)	$—	$—
Prior service cost	4	—	—	—
Total before tax (1)	$2	$(1)	$—	$—

______________________________
(1)After-tax totals for post-retirement healthcare benefits were $(1) and $0 for 2021 and 2020, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$1	$—	$1	$—	$1	$—
Interest cost	1	—	1	—	2	—
Net periodic benefit cost	$2	$—	$2	$—	$3	$—

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$(2)	$(1)	$3	$—	$3	$—
Prior service cost	4	—	—	—	—	—
Total recognized in OCI	$2	$(1)	$3	$—	$3	$—
Total net periodic benefit cost and OCI	$4	$(1)	$5	$—	$6	$—
The estimated prior service cost and net gain for the post-retirement healthcare benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2022 are expected to be $1 and $0, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	2.2%	3.5%	1.5%	2.7%	2.5%	3.2%
Health care cost trend rate
- Initial rate	6.3%	5.6%	6.5%	5.6%	6.8%	5.7%
- Ultimate rate	4.5%	4.0%	4.5%	4.0%	4.5%	4.0%
- Years to ultimate	8	19	9	20	10	21
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	1.5%	2.7%	2.5%	3.2%	3.7%	3.9%
Discount rate for service cost	2.1%	2.7%	2.8%	3.2%	4.0%	3.9%
Discount rate for interest cost	0.9%	2.7%	2.2%	3.2%	3.4%	3.9%
Health care cost trend rate
- Initial rate	6.5%	5.6%	6.8%	5.7%	7.0%	5.8%
- Ultimate rate	4.5%	4.0%	4.5%	4.0%	4.5%	4.0%
- Years to ultimate	8	19	9	20	10	21
The discount rate is determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate for the Company. A one percentage-point increase or decrease in assumed healthcare trend rates would not have a significant effect on the amounts reported for the healthcare plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Other Post- retirement Benefits
Estimated future benefit payments:
Year 1	$49	$8
Year 2	49	8
Year 3	48	8
Year 4	48	6
Year 5	47	4
Years 6 to 10	228	16

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
15. Stock-Based Compensation
Under the Westlake Chemical Corporation 2013 Omnibus Incentive Plan (as amended and restated in 2017, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest (1) ratably on an annual basis over a three-year period or (2) at the end of a five-year period. Outstanding restricted stock units and performance stock units vest either (1) ratably on an annual basis over a two to five-year period or (2) at the end of a three or six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2021, 2020 and 2019, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $31, $29 and $24, respectively.
Option activity and changes during the year ended December 31, 2021 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,578,870	$67.39
Granted	276,535	86.54
Exercised	(239,131)	53.51
Cancelled	(46,618)	82.76
Outstanding at December 31, 2021	1,569,656	$72.43	6.6	$40
Exercisable at December 31, 2021	929,365	$69.77	5.4	$27
For options outstanding at December 31, 2021, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$30.05 - $61.87	391,971	4.3
$63.98 - $65.81	442,247	7.6
$68.09 - $79.83	316,977	6.3
$86.54 - $86.54	261,157	9.1
$107.75 - $107.75	157,304	6.1
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of options exercised was $9, $11 and $1, respectively.
As of December 31, 2021, $7 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Income tax benefits of $2, $2 and $0 were realized from the exercise of stock options during the years ended December 31, 2021, 2020 and 2019, respectively.

WESTLAKE CORPORATION
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

	Stock Option Grants
	Year Ended December 31,
	2021	2020	2019
Weighted average fair value	$25.18	$15.55	$21.02
Risk-free interest rate	0.6%	1.4%	2.5%
Expected life in years	5	5	5
Expected volatility	36.9%	29.4%	28.9%
Expected dividend yield	1.2%	1.6%	1.2%
Non-vested restricted stock units as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	619,656	$75.22
Granted	286,596	86.52
Vested	(202,204)	84.26
Forfeited	(27,749)	76.31
Non-vested at December 31, 2021	676,299	$77.73
As of December 31, 2021, there was $25 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $18, $12 and $28, respectively.
Performance stock unit payout is based on the greater of the average annual economic-value added results for the Company (equal to net operating profit after tax less a capital charge based upon the weighted average cost of capital) and relative total shareholder return as compared to a peer group of companies. The units have payouts that range from zero to 200 percent of the target award.
Non-vested performance stock units as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	183,790	$91.10
Granted	86,875	109.94
Vested	—	—
Forfeited	(14,271)	97.23
Non-vested at December 31, 2021	256,394	$97.14
As of December 31, 2021, there was $10 of unrecognized stock-based compensation expense related to non-vested performance stock units. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of performance stock units that vested during the years ended December 31, 2021, 2020, and 2019 was $0.
The Company used a Monte Carlo simulation model to value the performance stock units on the grant date. The table below presents the assumptions used in determining grant date fair value. Volatility was calculated using historical trends of the Company's common stock price.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Performance Stock Units
	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.2%	1.4%	2.5%
Expected life in years	2.87	2.88	2.88
Expected volatility of Westlake Corporation common stock	49.4%	32.0%	30.3%
Expected volatility of peer companies	30.7% - 65.6%	15.7% - 47.4%	14.5% - 47.8%
Average correlation coefficient of peer companies	0.65	0.49	0.49
Grant date fair value	$109.94	$74.61	$114.38
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("Westlake Partners GP"), maintains a unit-based compensation plan for directors and employees of WLKP GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
16. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2021 and 2020 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$250	$252	$249	$259
0.875% 2024 Senior Notes	298	287	—	—
3.60% 2026 Senior Notes	745	805	744	846
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	786	824	849	897
3.375% 2030 Senior Notes	296	319	296	332
3.50% 2032 GO Zone Refunding Senior Notes	249	271	249	276
2.875% 2041 Senior Notes	339	339	—	—
5.0% 2046 Senior Notes	678	885	677	905
4.375% 2047 Senior Notes	492	592	491	597
3.125% 2051 Senior Notes	577	582	—	—
3.375% 2061 Senior Notes	431	432	—	—
8.73% 2022 RS Cogen Debt	19	19	—	—
2026 Term Loans	9	9	—	—

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
17. Income Taxes
The components of income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$2,298	$233	$460
Foreign	379	98	110
	$2,677	$331	$570
The Company's provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$434	$(208)	$20
State	57	6	9
Foreign	93	14	25
Total current	584	(188)	54
Deferred
Federal	19	154	69
State	13	(13)	11
Foreign	(9)	5	(26)
Total deferred	23	146	54
Total provision for (benefit from) income taxes	$607	$(42)	$108
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for federal income tax, at statutory rate	$563	$70	$120
State income tax provision, net of federal income tax effect	56	2	10
Foreign income tax rate differential	22	2	(6)
CARES Act net operating loss carryback tax benefit	—	(95)	—
Noncontrolling interests	(11)	(9)	(8)
Change in valuation allowance	(29)	3	(17)
Other, net	6	(15)	9
Total income tax expense (benefit)	$607	$(42)	$108

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2021	2020
Net operating loss carryforward	$96	$105
Credit carryforward	23	25
Operating lease liabilities	136	113
Accruals	68	63
Pension	64	90
Inventories	22	13
Other	26	43
Deferred taxes assets—total	435	452
Property, plant and equipment	(1,134)	(1,080)
Intangibles	(288)	(137)
Operating lease right-of-use asset	(134)	(112)
Turnaround costs	(27)	(17)
Consolidated partnerships	(256)	(181)
Equity method investments	(223)	(227)
Other	(17)	(18)
Deferred tax liabilities—total	(2,079)	(1,772)
Valuation allowance	(4)	(33)
Total net deferred tax liabilities	$(1,648)	$(1,353)

Balance sheet classifications
Noncurrent deferred tax asset	$33	$15
Noncurrent deferred tax liability	(1,681)	(1,368)
Total net deferred tax liabilities	$(1,648)	$(1,353)
At December 31, 2021, the Company had federal, foreign and state net operating loss carryforwards ("NOLs") of approximately $22, $188 and $722, respectively. The federal NOL was acquired in connection with the acquisition of Dimex. The federal NOL and certain foreign and state NOLs do not expire, while certain other foreign and state NOLs expire in varying amounts between 2022 and 2041. The federal NOL and certain state NOLs are subject to limitations on an annual basis. At December 31, 2021, the Company had various federal, foreign and state credits carryforwards of $2, $2 and $19, respectively, which either do not expire or expire in varying amounts between 2022 and 2036. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance decreased by $29 in 2021, primarily due to the release in valuation allowance resulting from a change in management judgment regarding the realizability of certain foreign deferred tax assets, including net operating loss carryforward, as a result of the change in expectations of income in future years.
The Company has recognized a liability for uncertain income tax positions of $18 as of December 31, 2021. The Company does not believe it is likely that any material amounts will be paid in 2022. The ultimate resolution and timing of payment for remaining matters continues to be uncertain.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2021	2020	2019
Net income attributable to Westlake Corporation	$2,015	$330	$421
Less:
Net income attributable to participating securities	(10)	(1)	(2)
Net income attributable to common shareholders	$2,005	$329	$419
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares—basic	128,002,911	127,850,592	128,395,184
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	695,071	238,466	362,109
Weighted average common shares—diluted	128,697,982	128,089,058	128,757,293

Earnings per common share attributable to Westlake Corporation:
Basic	$15.66	$2.57	$3.26
Diluted	$15.58	$2.56	$3.25
Excluded from the computation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 are options to purchase 461,618, 1,151,776 and 562,773 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Dividends per common share	$1.1350	$1.0650	$1.0250
19. Supplemental Information
Other Assets, Net
Other assets, net were $417 and $223 at December 31, 2021 and 2020, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $261 and $102 at December 31, 2021 and 2020, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,196 and $821 at December 31, 2021 and 2020, respectively. Accrued rebates, which is a component of accrued and other liabilities, was $213 and $128 at December 31, 2021 and 2020, respectively. Other than the lease liability disclosed in Note 7, no other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $49 and $61 at December 31, 2021 and 2020, respectively.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $156, $86, and $85 at December 31, 2021, 2020, and 2019, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Restructuring, Transaction and Integration-related Costs
For the year ended December 31, 2021, the restructuring, transaction and integration-related costs of $21 primarily consisted of integration-related consulting fees and costs associated with the Company's 2021 Acquisitions. For the year ended December 31, 2020, the restructuring, transaction and integration-related costs of $36 primarily consisted of restructuring expenses of $34 related to the decision to close a non-integrated plant located in Germany that was part of the Performance and Essential Materials segment. For the year ended December 31, 2019, the restructuring, transaction and integration-related costs of $37 primarily consisted of restructuring expenses of $26 and acquisition costs. The restructuring expenses represent charges associated with the write-off of certain assets in the Performance and Essential Materials segment.
Other Income, Net
For the year ended December 31, 2021, other income, net included income from pension and post-retirement plans, income from unconsolidated subsidiaries and interest income of $23, $13 and $7, respectively. For the year ended December 31, 2020, other income, net included income from pension and post-retirement plans, income from unconsolidated subsidiaries and interest income of $14, $16 and $14, respectively. For the year ended December 31, 2019, other income, net included income from unconsolidated subsidiaries and interest income of $17 and $20, respectively.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Operating cash flows from operating leases (1)	$114	$114	$112
Right-of-use assets obtained in exchange for operating lease obligations	215	112	119
_____________
(1)    Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets.
Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid (refunded) for:
Interest paid, net of interest capitalized	$130	$140	$116
Income taxes paid (refunded)	466	(135)	77
20. Related Party and Affiliate Transactions
The Company and Lotte have a joint venture, LACC, to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. See Note 9 for details of the Company's transactions with LACC.
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For each of the years ended December 31, 2021, 2020 and 2019, the Company incurred lease payments of approximately $3.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture company in which the Company owns a 50% equity stake, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2021 and 2020 was $7 and $7, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred pipeline lease service fees of approximately $14, $13 and $14, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1 and $1 at December 31, 2021 and 2020, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The Company owns an approximately 20% interest in both YNCORIS GmbH & Co. KG (formerly known as InfraServ Knapsack GmbH & Co. KG) and InfraServ Gendorf GmbH & Co. KG (collectively "Infraserv"). The Company accounts for its investments in Infraserv under the equity method of accounting. The Company has service agreements with these entities, including contracts to provide electricity, technical and leasing services to certain of the Company's production facilities in Germany. The investment in Infraserv was $57 and $64 at December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred charges aggregating approximately $174, $149 and $155, respectively, for these services. The amounts accrued for these related parties were approximately $43 and $41 at December 31, 2021 and 2020, respectively.
Dividends received from equity method investments were $15, $12 and $11 for the years ended December 31, 2021, 2020 and 2019, respectively.
One of the Company's directors serves as Chairman, Chief Executive Officer and President of American Air Liquide Holdings, Inc. and Executive Vice President of the Air Liquide Group ("Air Liquide"). The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. including Airgas and subsidiaries that were acquired in 2016 by Air Liquide aggregating approximately $39, $34 and $32 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $8, $7 and $7 during the years ended December 31, 2021, 2020 and 2019, respectively. The amounts payable to Air Liquide were $3 and $3 at December 31, 2021 and 2020, respectively, and the amounts receivable from Air Liquide were $1 and $1 at December 31, 2021 and 2020, respectively.
21. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
On March 29, 2019, Westlake Partners purchased an additional 4.5% newly issued limited partner interests in OpCo for approximately $201 and completed a private placement of 2,940,818 common units at a price of $21.40 per common unit for total proceeds of approximately $63. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement. At December 31, 2021, Westlake Partners had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of December 31, 2021.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. Three of the defendants, Occidental Petroleum Corporation, Shin-Etsu Chemical Co., Ltd. and Formosa Plastics Corporation, were dismissed on jurisdictional or other grounds. The other six defendants, including the Company, remain in the case. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings, until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of December 31, 2021 and 2020, the Company had reserves for environmental contingencies totaling approximately $56 and $53, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

WESTLAKE CORPORATION
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
Other Commitments
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. At December 31, 2021, unrecorded unconditional total purchase obligations were $5,079, which included approximately $922 in 2022, $695 in 2023, $590 in 2024, $571 in 2025, $511 in 2026, and $1,790 thereafter.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
23. Segment and Geographic Information
Segment Information
The Company has historically operated in two principal operating segments, Vinyls and Olefins. In conjunction with the 2021 Acquisitions discussed in Note 2, and a resulting significant increase in the size of the Company's housing and infrastructure products operations, the Company reorganized its business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products, during the fourth quarter of 2021. These segments are strategic business units that offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies. These reporting changes have been retrospectively reflected in the segment results for all periods presented.
The Company's Performance and Essential Materials segment manufactures and markets polyethylene, styrene monomer, ethylene co-products, PVC, VCM, ethylene dichloride ("EDC"), chlor-alkali (chlorine and caustic soda), and chlorinated derivative products. The Company's ethylene production is used in the Company's polyethylene, styrene and VCM operations. In addition, the Company sells ethylene and ethylene co-products, primarily propylene, crude butadiene, pyrolysis gasoline and hydrogen, to external customers. The Company's primary North American manufacturing facilities are located in its Calvert City, Kentucky; Lake Charles, Plaquemine and Geismar, Louisiana and Longview, Texas sites. The Company produces ethylene and polyethylene at its facilities in Lake Charles, Louisiana; Calvert City, Kentucky and Longview, Texas. The Company produces chlorine, caustic soda, VCM, EDC, PVC, hydrogen and chlorinated derivative materials at its facilities in Lake Charles, Plaquemine and Geismar, Louisiana; Calvert City, Kentucky; Natrium, West Virginia; Longview, Washington; Beauharnois, Quebec and Aberdeen, Mississippi. In addition to North America, the Company also has manufacturing facilities in Europe and Asia.
No single customer accounted for more than 10% of sales in the Performance and Essential Materials segment for the years ended December 31, 2021, 2020 or 2019.
The Housing and Infrastructure Products segment manufactures and markets products including residential siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipe and fittings and PVC compounds. As of December 31, 2021, the Company owned or leased 75 manufacturing facilities in North America, Europe and Asia. The Company's North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for the building products and pipes and fittings plants. The raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from Company's North American or Asian facilities or externally purchased at market prices based on the location of the plants.
No single customer accounted for more than 10% of sales in the Housing and Infrastructure Products segment for the years ended December 31, 2021, 2020 or 2019.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2021	2020	2019
Net external sales
Performance and Essential Materials
Performance materials	$5,997	$3,428	$3,574
Essential materials	2,673	2,037	2,610
Total performance and essential materials	8,670	5,465	6,184
Housing and Infrastructure Products
Housing products	2,334	1,497	1,390
Infrastructure products	774	542	544
Total housing and infrastructure products	3,108	2,039	1,934
	$11,778	$7,504	$8,118

Intersegment sales
Performance and Essential Materials	$798	$432	$393
Housing and Infrastructure Products	—	—	2
	$798	$432	$395

Income (loss) from operations
Performance and Essential Materials	$2,549	$231	$569
Housing and Infrastructure Products	356	256	136
Corporate and other	(105)	(58)	(49)
	$2,800	$429	$656

Depreciation and amortization
Performance and Essential Materials	$665	$637	$581
Housing and Infrastructure Products	168	128	124
Corporate and other	7	8	8
	$840	$773	$713

Other income, net
Performance and Essential Materials	$33	$30	$23
Housing and Infrastructure Products	10	4	—
Corporate and other	10	10	15
	$53	$44	$38

Provision for (benefit from) income taxes
Performance and Essential Materials	$542	$(122)	$88
Housing and Infrastructure Products	80	71	12
Corporate and other	(15)	9	8
	$607	$(42)	$108

Capital expenditures
Performance and Essential Materials	$567	$462	$714
Housing and Infrastructure Products	88	55	67
Corporate and other	3	8	6
	$658	$525	$787

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Income from operations for reportable segments	$2,800	$429	$656
Interest expense	(176)	(142)	(124)
Other income, net	53	44	38
Income before income taxes	$2,677	$331	$570

	December 31, 2021	December 31, 2020
Total assets
Performance and Essential Materials	$11,938	$10,885
Housing and Infrastructure Products	5,021	1,720
Corporate and other	1,500	1,230
	$18,459	$13,835
Geographic Information

	Year Ended December 31,
	2021	2020	2019
Net sales to external customers (1)
United States	$8,157	$5,100	$5,530
Foreign
Canada	980	601	573
Germany	628	458	478
China	216	173	175
Italy	181	103	119
Taiwan	95	74	84
Other	1,521	995	1,159
	$11,778	$7,504	$8,118

	December 31, 2021	December 31, 2020
Long-lived assets
United States	$6,633	$5,930
Foreign
Germany	634	666
Other	339	324
	$7,606	$6,920

______________________________
(1)Net sales are attributed to countries based on location of customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 53 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2021, as stated in their report that appears on page 54 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2021, we acquired the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses ("Boral Target Companies"). We are in the process of integrating Boral North America into our overall internal control over financial reporting process. Because we acquired Boral Target Companies during the current fiscal year, we excluded Boral Target Companies from the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. This exclusion is in accordance with the general guidance published by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Boral Target Companies' total assets and total net sales represented 4.7% and 2.3% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.
The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2021.

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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 14, 2021 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 13, 2021, File No. 001-32260).

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on February 18, 2022 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

3.6	Bylaws of Westlake (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on August 9, 2004).

3.7	Amended and Restated Bylaws of Westlake (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

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

4.5
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.6
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

Exhibit No.	Exhibit Index

4.7
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.8
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

4.9
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

4.10
Fourteenth Supplemental Indenture (including the Notes), dated as of August 19, 2021, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 19, 2021, File No. 001-32260).

4.11
Paying Agency Agreement dated as of July 17, 2019, between Westlake Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

Westlake and its subsidiaries are party to other long-term debt instruments not filed herewith under which the total amount of securities authorized does not exceed 10% of the total assets of Westlake and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Westlake agrees to furnish a copy of such instruments to the SEC upon request.

10.1
Amended and Restated Loan Agreement, dated as of November 1, 2017, by and between the Louisiana Local Government Environmental Facilities and Community Development Authority and Westlake Corporation (incorporated by reference to Exhibit 4.6 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

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

10.9	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

Exhibit No.	Exhibit Index

10.10+
Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 19, 2017) (incorporated by reference to Appendix B to Westlake's Definitive Proxy Statement on Schedule 14A filed on April 7, 2017, File No.1-32260).

10.11+
Westlake Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.12
Investment Management Agreement among Westlake Corporation, Westlake Chemical OpCo LP and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Westlake's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017, File No. 001-32260).

10.13
Credit Agreement dated as of July 24, 2018, by and among Westlake Corporation, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K filed on July 26, 2018, File No. 001-32260).

10.14+
Form of Stock Option Award Letter for 2018 Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 001-32260).

10.15+
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

10.18+
Form of Stock Option Award Letter for 2021 Executive Officer Awards (incorporated by reference to Exhibit 10.19 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021, File No. 001-32260).

10.19+
Form of Restricted Stock Unit Award Letter for 2021 Executive Officer Awards (incorporated by reference to Exhibit 10.20 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021, File No. 001-32260).

10.20+
Form of Performance Stock Unit Award Letter for 2021 Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021, File No. 001-32260).

10.21†	Stock Purchase Agreement dated, November 24, 2021, between Hexion Inc. Westlake Olefins LLC and, solely for purposes of Section 13.13, Westlake Corporation

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1††	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Exhibit Index

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

______________________________
†    Filed herewith.
††    Furnished herewith.
+    Management contract, compensatory plan or arrangement.
* On February 18, 2022, Westlake Chemical Corporation changed its corporate name to Westlake Corporation. Accordingly, filings made prior to such date were made under the name Westlake Chemical Corporation.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CORPORATION

Date:	February 23, 2022	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Johnathan S. Zoeller

/S/ JAMES CHAO	Chairman of the Board of Directors	February 23, 2022
James Chao

/S/ DAVID T. CHAO	Director	February 23, 2022
David T. Chao

/S/ JOHN CHAO	Director	February 23, 2022
John Chao

/S/ MICHAEL J. GRAFF	Director	February 23, 2022
Michael J. Graff

/S/ MARIUS A. HAAS	Director	February 23, 2022
Marius A. Haas

/S/ DOROTHY C. JENKINS	Director	February 23, 2022
Dorothy C. Jenkins

/S/ KIMBERLY S. LUBEL	Director	February 23, 2022
Kimberly S. Lubel

/S/ MARK A. MCCOLLUM	Director	February 23, 2022
Mark A. McCollum

/S/ R. BRUCE NORTHCUTT	Director	February 23, 2022
R. Bruce Northcutt

/S/ JEFFREY W. SHEETS	Director	February 23, 2022
Jeffrey W. Sheets