Form 10-Q
period 2022-03-31
WESTLAKE CORP
filed 2022-05-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 27, 2022 was 128,329,200.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,055	$1,908
Accounts receivable, net	2,352	1,868
Inventories	1,884	1,407
Prepaid expenses and other current assets	114	80
Total current assets	5,405	5,263
Property, plant and equipment, net	8,276	7,606
Operating lease right-of-use assets	631	562
Goodwill	2,140	2,024
Customer relationships, net	1,080	1,083
Other intangible assets, net	612	497
Equity method investments	1,105	1,007
Other assets, net	492	417
Total assets	$19,741	$18,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,018	$879
Accrued and other liabilities	1,268	1,196
Current portion of long-term debt, net	264	269
Total current liabilities	2,550	2,344
Long-term debt, net	4,902	4,911
Deferred income taxes	1,815	1,681
Pension and other post-retirement benefits	443	291
Operating lease liabilities	514	461
Other liabilities	265	243
Total liabilities	10,489	9,931
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, held in treasury, at cost; 6,331,896 and 6,735,639 shares at March 31, 2022 and December 31, 2021, respectively	(372)	(399)
Additional paid-in capital	572	581
Retained earnings	8,525	7,808
Accumulated other comprehensive loss	(45)	(36)
Total Westlake Corporation stockholders' equity	8,681	7,955
Noncontrolling interests	571	573
Total equity	9,252	8,528
Total liabilities and equity	$19,741	$18,459
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions of dollars, except per share data and share amounts)
Net sales	$4,056	$2,357
Cost of sales	2,771	1,848
Gross profit	1,285	509
Selling, general and administrative expenses	200	136
Amortization of intangibles	42	27
Restructuring, transaction and integration-related costs	11	—
Income from operations	1,032	346
Other income (expense)
Interest expense	(46)	(33)
Other income, net	11	12
Income before income taxes	997	325
Provision for income taxes	233	72
Net income	764	253
Net income attributable to noncontrolling interests	8	11
Net income attributable to Westlake Corporation	$756	$242
Earnings per common share attributable to Westlake Corporation:
Basic	$5.87	$1.88
Diluted	$5.83	$1.87
Weighted average common shares outstanding:
Basic	128,071,355	127,955,532
Diluted	128,925,099	128,483,373
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions of dollars)
Net income	$764	$253
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	(8)	3
Income tax provision on foreign currency translation	(3)	(10)
Other comprehensive income (loss), net of income taxes	(11)	(7)
Comprehensive income	753	246
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $0 for the three months ended March 31, 2022 and 2021, respectively	6	10
Comprehensive income attributable to Westlake Corporation	$747	$236
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
Net income	—	—	—	—	—	756	—	8	764
Other comprehensive loss	—	—	—	—	—	—	(9)	(2)	(11)
Shares issued—stock-based compensation	—	—	(403,743)	27	(17)	—	—	—	10
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(39)	—	—	(39)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling interests	—	—	—	—	—	—	—	2	2
Balances at March 31, 2022	134,651,380	$1	6,331,896	$(372)	$572	$8,525	$(45)	$571	$9,252
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	242	—	11	253
Other comprehensive loss	—	—	—	—	—	—	(6)	(1)	(7)
Shares issued—stock-based compensation	—	—	(301,112)	22	(13)	—	—	—	9
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(35)	—	—	(35)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at March 31, 2021	134,651,380	$1	6,520,062	$(379)	$564	$6,145	$(70)	$564	$6,825
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in millions of dollars)
Cash flows from operating activities
Net income	$764	$253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	257	195
Stock-based compensation expense	8	8
Loss from disposition and write-off of property, plant and equipment	9	4
Deferred income taxes	42	10
Other losses (gains), net	(2)	3
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(194)	(120)
Inventories	(136)	(42)
Prepaid expenses and other current assets	(14)	(12)
Accounts payable	(4)	75
Accrued and other liabilities	(8)	(84)
Other, net	(22)	(25)
Net cash provided by operating activities	700	265
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,154)	—
Additions to investments in unconsolidated subsidiaries	(96)	(7)
Additions to property, plant and equipment	(263)	(141)
Other, net	6	13
Net cash used for investing activities	(1,507)	(135)
Cash flows from financing activities
Distributions to noncontrolling interests	(10)	(11)
Dividends paid	(39)	(35)
Proceeds from debt issuance	5	4
Repayment of short-term notes payable, net	(8)	—
Other, net	5	8
Net cash used for financing activities	(47)	(34)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(857)	93
Cash, cash equivalents and restricted cash at beginning of period	1,941	1,337
Cash, cash equivalents and restricted cash at end of period	$1,084	$1,430
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Corporation, formerly known as Westlake Chemical Corporation (the "Company"), included in the annual report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), filed with the SEC on February 23, 2022. The Company changed its name from Westlake Chemical Corporation to Westlake Corporation on February 18, 2022. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2021. The Company operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging products, mobility and transportation products, healthcare products, materials used in turbines to generate wind energy, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2022, its results of operations for the three months ended March 31, 2022 and 2021, and the changes in its cash position for the three months ended March 31, 2022 and 2021.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2022 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recasting of Certain Prior Period Information
The Company had historically operated in two principal operating segments, Vinyls and Olefins. In the fourth quarter of 2021, the Company reorganized its business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. These reporting changes have been retrospectively reflected in the segment results for all periods presented.
Recent Accounting Pronouncement
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers Update (ASU No.2021-08)
In October 2021, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires acquiring entities to recognize and measure contract assets and contract liabilities in a business combination in accordance with the accounting guidance on Revenue from Contracts with Customers (ASC 606). The guidance in this update improves comparability for both the recognition and measurement of acquired revenue contracts with customers as of the date of and after a business combination. The accounting standard will be effective for reporting periods beginning after December 15, 2022. Early adoption of the guidance is permitted. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Acquisitions
Hexion Epoxy Business.
On November 24, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement (the "Hexion Epoxy Purchase Agreement") by and among Hexion Inc. ("Hexion"), a New Jersey corporation, and solely for the limited purposes set forth therein, the Company. Pursuant to the terms of the Hexion Epoxy Purchase Agreement, the Company agreed to acquire all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). On February 1, 2022, the Company completed its acquisition of Westlake Epoxy for a total purchase consideration of $1,207 and accounted for the acquisition under the business combination method in accordance with Accounting Standard Codification Topic 805, Business Combinations. This acquisition represents a significant strategic expansion of the Company's Performance and Essential Materials businesses into additional high-growth, innovative and sustainable-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with the Company's global chlor-alkali businesses. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment.
For the three months ended March 31, 2022, the Company recognized acquisition-related costs of $6 for advisory, consulting and professional fees, and other expenses that were expensed as restructuring, transaction and integration-related costs as a component of the income from operations. Acquisition of businesses on the statement of cash flows is presented net of the cash and restricted cash acquired as well as a post-closing adjustment that was paid in April 2022.
The following table summarizes the fair value of identified assets acquired and liabilities assumed at the date of acquisition. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $119 was recorded, most of which is not expected to be deductible for income tax purposes. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) intangible assets comprising of customer relationships, trade names, developed technologies; (4) deferred income taxes; (5) leases; and (6) other assets. The Company has preliminarily estimated the useful lives of trade names, technology and customer relationships as 19 years, 17 years and 11 years, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The information below represents the purchase price allocation:

Cash	$42
Accounts receivable	299
Inventories	346
Prepaid expenses and other current assets	21
Property, plant and equipment	667
Operating lease right-of-use assets	66
Intangible assets:
Trade names	75
Technology	50
Customer relationships	30
Other assets	96
Total assets acquired	1,692
Accounts payable	191
Accrued and other liabilities	84
Deferred income taxes	94
Pensions and other post-retirement benefits	163
Operating lease liabilities	51
Other liabilities	19
Total liabilities assumed	602
Total identifiable net assets acquired	1,090
Noncontrolling interest	(2)
Goodwill	119
Total Westlake Corporation purchase consideration	$1,207
The excess of the total equity value of Westlake Epoxy based on the purchase consideration over net assets acquired was recorded as goodwill. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Intangible assets acquired as a result of the Westlake Epoxy acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized.
The fair value for trade names and technology were estimated using the income approach, specifically the relief-from-royalty method which estimates the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or licenses fees on revenues earned through the use of the asset. The fair value of customer relationships was estimated using the multi-period excess earnings method. The excess earning method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. The resulting cash flow, which is attributable solely to the asset acquired, is then discounted at a rate of return commensurate with the risk of the asset to calculate the present value.
Unaudited Pro Forma Financial Information
The acquired Westlake Epoxy business contributed net sales and net income of $305 and $27, respectively, to the Company for the period from February 1, 2022 to March 31, 2022. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Westlake Epoxy occurred on January 1, 2021:

	Three Months Ended March 31,
	2022	2021
Net sales	$4,215	$2,698
Net income attributable to Westlake Corporation	$817	$217

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The amounts have been calculated after applying the Company's accounting policies and adjusting the results of Westlake Epoxy to reflect additional depreciation, amortization, and other purchase accounting adjustments assuming the fair value adjustments to the property, plant and equipment and intangibles assets and other purchase accounting adjustments have been applied on January 1, 2021. The pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the acquisition, and are presented for illustrative purposes only and are not necessarily indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2021 or of future operating performance.
Boral Target Companies in North America.
On October 1, 2021, the Company completed its acquisition of Boral Limited's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a total purchase consideration of $2,132 in an all-cash transaction. The assets acquired and liabilities assumed and the results of operations of the Boral Target Companies are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $952, of which $645 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $771. The intangible assets that have been acquired are being amortized over a period of 12 to 22 years. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. There were no purchase accounting adjustments recorded during the three months ended March 31, 2022. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) intangible assets comprising of customer relationships, trade names, developed technologies; (4) deferred income taxes; and (5) other assets.
LASCO Fittings, Inc.
On August 19, 2021, the Company completed its acquisition of LASCO Fittings, Inc., a Delaware corporation ("LASCO"), a manufacturer of injected-molded polyvinyl chloride ("PVC") fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for a total closing purchase consideration of $277. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $105, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over a period of 17 to 18 years.
Dimex LLC.
On September 10, 2021, the Company completed its acquisition of DX Acquisition Corp., a Delaware corporation ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; home, office and industrial matting; marine dock edging; and masonry joint controls. The total closing purchase consideration was $172. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $69, of which $45 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $66, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over a period of 17 to 19 years.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $29 and $33 at March 31, 2022 and December 31, 2021, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen's cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
Trade customers	$2,299	$1,764
Related parties	3	3
Allowance for credit losses	(33)	(26)
	2,269	1,741
Federal and state taxes	7	62
Other	76	65
Accounts receivable, net	$2,352	$1,868

5. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished products	$1,221	$842
Feedstock, additives, chemicals and other raw materials	455	374
Materials and supplies	208	191
Inventories	$1,884	$1,407

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2021	$902	$1,122	$2,024
Goodwill acquired during the period	119	—	119
Measurement period adjustments	—	(1)	(1)
Effects of changes in foreign exchange rates	(2)	—	(2)
Balances at March 31, 2022	$1,019	$1,121	$2,140

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Accounts Payable
Accounts payable consist of the following:

	March 31, 2022	December 31, 2021
Accounts payable—third parties	$1,007	$849
Accounts payable to related parties	4	15
Notes payable	7	15
Accounts payable	$1,018	$879

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$250	$—	$250	$250	$—	$250
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	300	(2)	298	300	(2)	298
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(5)	745	750	(5)	745
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	778	(8)	770	794	(8)	786
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(3)	297	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	(11)	339	350	(11)	339
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(21)	679	700	(22)	678
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(8)	492	500	(8)	492
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	(23)	577	600	(23)	577
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	(19)	431	450	(19)	431
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	14	—	14	19	—	19
Term loans due 2026 (the "2026 Term Loans")	14	—	14	9	—	9
Total long-term debt	5,267	(101)	5,166	5,283	(103)	5,180
Less current portion:
3.60% 2022 Senior Notes	(250)	—	(250)	(250)	—	(250)
8.73% 2022 RS Cogen Debt	(14)	—	(14)	(19)	—	(19)
Long-term debt, net of current portion	$5,003	$(101)	$4,902	$5,014	$(103)	$4,911
Unamortized debt issuance costs on long-term debt were $41 and $42 at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Company was in compliance with all of its long-term debt covenants.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Credit Agreement
The Company has a $1,000 revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75% in each case depending on the credit rating of the Company. At March 31, 2022, the Company had no borrowings outstanding under the Credit Agreement. As of March 31, 2022, the Company had no outstanding letters of credit and had $1,000 of borrowing availability under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments thereunder and payments of any outstanding amounts could be accelerated by the lenders.
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
Redemption of 3.60% Senior Notes Due 2022
During April 2022, the Company provided notice to the trustee of the 3.60% 2022 Senior Notes that the Company has elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to its optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2021	$20	$(56)	$(36)
Other comprehensive loss attributable to Westlake Corporation	—	(9)	(9)
Balances at March 31, 2022	$20	$(65)	$(45)

Balances at December 31, 2020	$(24)	$(40)	$(64)
Other comprehensive loss attributable to Westlake Corporation	—	(6)	(6)
Balances at March 31, 2021	$(24)	$(46)	$(70)

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
The carrying and fair values of the Company's total long-term debt are summarized in the table below.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$250	$250	$250	$252
0.875% 2024 Senior Notes	298	288	298	287
3.60% 2026 Senior Notes	745	760	745	805
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	770	752	786	824
3.375% 2030 Senior Notes	297	293	296	319
3.50% 2032 GO Zone Refunding Senior Notes	249	250	249	271
2.875% 2041 Senior Notes	339	294	339	339
5.0% 2046 Senior Notes	679	766	678	885
4.375% 2047 Senior Notes	492	508	492	592
3.125% 2051 Senior Notes	577	499	577	582
3.375% 2061 Senior Notes	431	365	431	432
8.73% 2022 RS Cogen Debt	14	14	19	19
2026 Term Loans	14	14	9	9

11. Income Taxes
The effective income tax rate was 23.4% for the three months ended March 31, 2022 as compared to 22.2% for the three months ended March 31, 2021. The effective income tax rate for the three months ended March 31, 2022 and March 31, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
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

	Three Months Ended March 31,
	2022	2021
Net income attributable to Westlake Corporation	$756	$242
Less:
Net income attributable to participating securities	(4)	(1)
Net income attributable to common shareholders	$752	$241

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Weighted average common shares—basic	128,071,355	127,955,532
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	853,744	527,841
Weighted average common shares—diluted	128,925,099	128,483,373

Earnings per common share attributable to Westlake Corporation:
Basic	$5.87	$1.88
Diluted	$5.83	$1.87
Excluded from the computation of diluted earnings per share are options to purchase 102,025 and 575,727 shares of common stock for the three months ended March 31, 2022 and 2021, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Dividends per common share	$0.2975	$0.2700
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
On March 15, 2022, the Company, through Eagle US 2 LLC, a wholly-owned subsidiary, completed the acquisition of an additional 3.2% of the membership interests in LACC, LLC ("LACC"), a related party, from Lotte Chemical Corporation for $89. The Company accounts for its investment in LACC under the equity method of accounting. Changes in the Company's investment in LACC for the three months ended March 31, 2022 were as follows:

Investment in LACC
Balance at December 31, 2021	$943
Cash contributions	7
Additional interest purchased	89
Depreciation and amortization	(8)
Balance at March 31, 2022	$1,031
Other Assets, Net
Other assets, net were $492 and $417 at March 31, 2022 and December 31, 2021, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $255 and $261 at March 31, 2022 and December 31, 2021, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Accrued and Other Liabilities
Accrued and other liabilities were $1,268 and $1,196 at March 31, 2022 and December 31, 2021, respectively. Accrued rebates and accrued income taxes, which are components of accrued and other liabilities, were $166 and $215, respectively, at March 31, 2022 and $213 and $88, respectively, at December 31, 2021. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $35 and $49 at March 31, 2022 and December 31, 2021, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related costs of $11 for the three months ended March 31, 2022 primarily consisted of integration-related consulting fees and costs associated with Company's recent acquisitions. There were no restructuring, transaction and integration-related costs during the three months ended March 31, 2021.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $108 and $55 at March 31, 2022 and March 31, 2021, respectively.
Operating Lease Supplemental Cash Flow
Right-of-use assets obtained in exchange for operating lease obligations were $98 and $36 for the three months ended March 31, 2022 and 2021, respectively.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. Three of the defendants, Occidental Petroleum Corporation, Shin-Etsu Chemical Co., Ltd. and Formosa Plastics Corporation, were dismissed on jurisdictional or other grounds. The other six defendants, including the Company, remain in the case. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of March 31, 2022 and December 31, 2021, the Company had reserves for environmental contingencies totaling approximately $57 and $56, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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
In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed as not subject to indemnity under the 1990 and 1997 agreements. In April 2022, Avient filed a complaint in the federal district court for the Western District of Kentucky disputing the enforceability of the 2007 settlement agreement and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. The Company disputes these claims and at this time, the Company believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
15. Segment Information
The Company had historically operated in two principal operating segments, Vinyls and Olefins. During the fourth quarter of 2021, the Company reorganized its business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. These segments are strategic business units that offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies. These reporting changes have been retrospectively reflected in the segment results for all periods presented.

	Three Months Ended March 31,
	2022	2021
Net external sales
Performance and Essential Materials
Performance materials	$1,929	$1,204
Essential materials	903	538
Total performance and essential materials	2,832	1,742
Housing and Infrastructure Products
Housing products	972	443
Infrastructure products	252	172
Total housing and infrastructure products	1,224	615
	$4,056	$2,357

Intersegment sales
Performance and Essential Materials	$248	$162
Housing and Infrastructure Products	—	—
	$248	$162

Income (loss) from operations
Performance and Essential Materials	$879	$288
Housing and Infrastructure Products	185	71
Corporate and other	(32)	(13)
	$1,032	$346

Depreciation and amortization
Performance and Essential Materials	$184	$161
Housing and Infrastructure Products	71	32
Corporate and other	2	2
	$257	$195

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2022	2021
Other income, net
Performance and Essential Materials	$8	$9
Housing and Infrastructure Products	2	2
Corporate and other	1	1
	$11	$12

Provision for (benefit from) income taxes
Performance and Essential Materials	$202	$62
Housing and Infrastructure Products	44	17
Corporate and other	(13)	(7)
	$233	$72

Capital expenditures
Performance and Essential Materials	$221	$127
Housing and Infrastructure Products	39	14
Corporate and other	3	—
	$263	$141
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2022	2021
Income from operations	$1,032	$346
Interest expense	(46)	(33)
Other income, net	11	12
Income before income taxes	$997	$325

	March 31, 2022	December 31, 2021
Total assets
Performance and Essential Materials	$13,988	$11,938
Housing and Infrastructure Products	5,139	5,021
Corporate and other	614	1,500
	$19,741	$18,459

16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
At March 31, 2022, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Corporation included in Westlake Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
Overview
We are a vertically integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. We operate in two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. The Performance and Essential Materials segment includes Westlake North American Vinyls, Westlake North American Chlor-alkali & Derivatives, Westlake European & Asian Chlorovinyls, Westlake Olefins, Westlake Polyethylene and Westlake Epoxy. The Housing and Infrastructure Products segment includes Westlake Royal Building Products, Westlake Pipe & Fittings, Westlake Global Compounds and Westlake Dimex. Prior to our segments reorganization in the fourth quarter of 2021, we operated in two principal operating segments, Vinyls and Olefins. The change has been retrospectively reflected in the periods presented in this Form 10-Q. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene, epoxy and styrene monomer. We also have substantial downstream integration from polyvinyl chloride ("PVC") into our building products, PVC pipes and fittings and PVC compounds in our Housing and Infrastructure Products segment.
Performance and Essentials Materials
Ethane-based ethylene producers have experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Performance and Essential Materials segment during such periods. In the past year, we have seen volatility in ethane and ethylene prices, primarily due to changes in demand resulting from the continued improvement in global economic activity from the impact of the coronavirus ("COVID-19") pandemic, anticipated timing for certain new ethylene capacity additions and availability of natural gas liquids. In addition, winter storm Uri and Hurricane Ida resulted in the shutdown of many industry production facilities on the Gulf Coast and delayed the timing of planned turnarounds of various ethylene crackers. This volatility in prices has continued in the first quarter of 2022 and is further impacted by the conflict between Russia and Ukraine.
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and chlor-alkali are some of the most widely used materials in the world and are upgraded into a variety of higher value-added products used in many end-markets. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; renewable wind energy; and housing and construction products. Chlor-alkali and petrochemicals are typically manufactured in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.
Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a global leading chlorovinyls producer. Demand for our products in the first half of 2020 was negatively impacted by the onset of the COVID-19 pandemic. Global demand for most of our products started strengthening in the second half of 2020 and has remained strong through the first quarter of 2022. We expect global demand for most of our products to remain robust throughout 2022.

On February 1, 2022, we completed the acquisition of Westlake Epoxy for a purchase consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainable-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with Westlake's global chlor-alkali businesses. With the acquisition of the Westlake Epoxy business Westlake is now one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe and the United States with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. We are also one of the leading producers of resins that are used in fiber reinforced composites. Composites are a fast growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment, and increasingly in automotive and transportation. We supply epoxy resin systems to composite fabricators in the wind energy, automotive and pipe markets. Epoxy specialty resins are also used for a variety of high-end coating applications that require the superior adhesion, corrosion resistance and durability of epoxy, such as protective coatings for industrial flooring, pipe, marine and construction applications and automotive coatings. Epoxy-based surface coatings are among the most widely-used industrial coatings due to their long service life and broad application functionality combined with overall economic efficiency. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators. The raw materials that we primarily use to manufacture our epoxy products are chlorine and caustic soda, among others and are available from more than one source including internal sourcing and the open market. Prices for our main feedstocks are generally driven by the underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations.
Depending on the performance of the global economy, the timing of resolution of the conflict between Russia and Ukraine, disruption in the global supply chain, labor shortages and costs, potential resurgence of the COVID-19 pandemic, the trend of crude oil prices, new capacity additions in North America, Asia and the Middle East in 2022 and beyond, the sustainability of the current, strong demand for most of our products, and inflationary pressures, our financial condition, results of operations or cash flows could be negatively or positively impacted.
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

As noted in Item 1A, "Risk Factors" in our 2021 Form 10-K, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concerns about greenhouse gas ("GHG") emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and Repair and Remodeling Index provided by the National Association of Home Builders among others. Looking ahead, we expect that the Infrastructure Investment and Jobs Act of 2021will have a favorable impact on certain industries related to our Housing and Infrastructure Products segment in the future.
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
During the second half of 2021, we completed the acquisitions of Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for $2,132 million, LASCO Fittings, Inc. ("LASCO"), a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for $277 million, and DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls, for $172 million. The results of operations for these acquired businesses are included in the Housing and Infrastructure Products segment for the quarter ended March 31, 2022.
Factors that have caused volatility in our raw material prices and production processes in the past, and which may do so in the future, include significant fluctuation in prices of raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, inflationary pressures, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.
Recent Developments
Acquisition of Hexion Epoxy Business
On November 24, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement (the "Hexion Epoxy Purchase Agreement") by and among Hexion Inc. ("Hexion"), a New Jersey corporation, and solely for the limited purposes set forth therein, the Company. Pursuant to the terms of the Hexion Epoxy Purchase Agreement, the Company agreed to acquire all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). On February 1, 2022, the Company completed the acquisition of, and acquired all of the equity interests in, the Westlake Epoxy business for a purchase consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment.

Acquisition of Additional LACC Interests
In January 2022, the Company notified Lotte Chemical Corporation ("Lotte") of its exercise of an option to acquire an additional 3.2% of the membership interests in LACC, LLC ("LACC") from Lotte. The acquisition was completed on March 15, 2022 for $89 million.
Redemption of 3.60% Senior Notes Due 2022
In April 2022, we provided notice to the trustee of the 3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes") that we have elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to our optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
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

Results of Operations
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Performance materials net external sales primarily consist of sales of PVC, polyethylene and epoxy. Essential materials net external sales primarily consist of sales of caustic soda, styrene, and related derivative materials. Housing products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential PVC compounds. Infrastructure products net external sales primarily consist of sales of non-residential pipes and fittings and non-residential PVC compounds.

	Three Months Ended March 31,
	2022	2021

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance materials	$1,929	$1,204
Essential materials	903	538
Total performance and essential materials	2,832	1,742
Housing and Infrastructure Products
Housing products	972	443
Infrastructure products	252	172
Total housing and infrastructure products	1,224	615
Total	$4,056	$2,357

Income (loss) from operations
Performance and Essential Materials	$879	$288
Housing and Infrastructure Products	185	71
Corporate and other	(32)	(13)
Total income from operations	1,032	346
Interest expense	(46)	(33)
Other income, net	11	12
Provision for income taxes	233	72
Net income	764	253
Net income attributable to noncontrolling interests	8	11
Net income attributable to Westlake Corporation	$756	$242
Diluted earnings per share	$5.83	$1.87
EBITDA (1)	$1,300	$553
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

Three Months Ended March 31, 2022
	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Performance and Essential Materials	+43.8%	+18.8%
Housing and Infrastructure Products	+53.4%	+45.6%
Company average	+46.3%	+25.8%

Average Industry Prices and Housing Starts Data
	Three Months Ended March 31,
	2022	2021
Average domestic prices (1)
Natural gas ($/MMBtu) (2)	4.8	2.8
Ethane (cents/lb) (3)	13.5	8.1
Propane (cents/lb) (4)	30.7	21.2
Ethylene (cents/lb) (5)	37.6	45.1
Polyethylene (cents/lb) (6)	79.3	78.0
Styrene (cents/lb) (7)	91.3	76.5
Caustic soda ($/short ton) (8)	972	648
Chlorine ($/short ton) (9)	680	234
PVC (cents/lb) (10)	113.3	92.8

Average export prices (1)
Polyethylene (cents/lb) (11)	69.6	76.3
Caustic soda ($/short ton) (12)	617	249
PVC (cents/lb) (13)	72.6	67.8

Housing Starts (in thousands of units)
Single and Multi-family (14)	395	358
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
(14)Housing starts data per the U.S. Census Bureau - April 19, 2022 report.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$700	$265
Changes in operating assets and liabilities and other	106	(2)
Deferred income taxes	(42)	(10)
Net income	764	253
Less:
Other income, net	11	12
Interest expense	(46)	(33)
Provision for income taxes	(233)	(72)
Income from operations	1,032	346
Add:
Depreciation and amortization	257	195
Other income, net	11	12
EBITDA	$1,300	$553

Summary
For the quarter ended March 31, 2022, net income attributable to Westlake was $756 million, or $5.83 per diluted share, on net sales of $4,056 million. This represents an increase in net income attributable to Westlake of $514 million, or $3.96 per diluted share, compared to the quarter ended March 31, 2021 net income attributable to Westlake of $242 million, or $1.87 per diluted share, on net sales of $2,357 million. Income from operations for the quarter ended March 31, 2022 was $1,032 million, a $686 million increase from income from operations of $346 million for the quarter ended March 31, 2021. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for most of our major products, caused by the strong demand for our products resulting from continued improvement in global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. The first quarter of 2022 net income and operating income were negatively impacted by higher feedstock and energy costs. Selling, general and administrative expenses are also higher in the first quarter of 2022 primarily due to the acquisitions in the second half of 2021 and in the first quarter of 2022. Net sales for the quarter ended March 31, 2022 increased by $1,699 million compared to net sales for the quarter ended March 31, 2021, due to higher sales prices across both of our segments and higher sales volumes for Performance and Essential Materials, primarily due to polyethylene. Net sales are also higher due to the business acquisitions in the second half of 2021 and in the first quarter of 2022.
RESULTS OF OPERATIONS
First Quarter 2022 Compared with First Quarter 2021
Net Sales. Net sales increased by $1,699 million, or 72%, to $4,056 million in the first quarter of 2022 from $2,357 million in the first quarter of 2021, primarily attributable to higher sales prices for our major products, higher polyethylene sales volumes and our acquisitions in the second half of 2021 and in the first quarter of 2022. Average sales prices for the first quarter of 2022 increased by 46% as compared to the first quarter of 2021 due to the strong demand for our products resulting from the continued improvement of global economic activity, strong residential construction and repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Sales volumes increased by 26% in the first quarter of 2022 as compared to the first quarter of 2021 due to higher polyethylene sales volumes and the business acquisitions in the second half of 2021 and in the first quarter of 2022.
Gross Profit. Gross profit margin percentage was 32% in the first quarter of 2022 as compared to 22% in the first quarter of 2021. The increase in gross profit margin was primarily due to higher sales prices and margins for our major products, which was partially offset by higher feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $64 million to $200 million in the first quarter of 2022 as compared to $136 million in the first quarter of 2021. This increase was mainly due to the inclusion of expenses related to the businesses acquired in the second half of 2021 and in the first quarter of 2022.
Amortization of Intangibles. Amortization expense increased by $15 million to $42 million in the first quarter of 2022, from $27 million in the first quarter of 2021, primarily due to the amortization of intangibles associated with the recent business acquisitions.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $11 million in the first quarter of 2022 primarily consisted of costs associated with our recent business acquisitions.
Interest Expense. Interest expense increased by $13 million to $46 million in the first quarter of 2022 from $33 million in the first quarter of 2021, primarily as a result of higher average debt outstanding in the first quarter of 2022 as compared to the first quarter of 2021. The higher average debt outstanding in the first quarter of 2022 was due to the public offering of $1,700 million aggregate principal amount of senior notes in August 2021. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income, Net. Other income, net of $11 million in the first quarter of 2022 was comparable to the other income, net in the first quarter of 2021.
Income Taxes. The effective income tax rate was 23.4% for the first quarter of 2022 as compared to 22.2% for the first quarter of 2021. The effective tax rate in the first quarter of 2022 was higher compared to the first quarter of 2021 primarily due to state and foreign taxes.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $1,090 million, or 63%, to $2,832 million in the first quarter of 2022 from $1,742 million in the first quarter of 2021. Average sales prices for the Performance and Essential Materials segment increased by 44% in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to higher sales prices for our major products. The higher performance materials sales prices were due to higher polyethylene and PVC resin sales prices. The higher essential materials sales prices were primarily driven by the higher prices for caustic soda, chlorine, styrene and derivative products. Sales volumes for the Performance and Essential Materials segment increased by 19% in the first quarter of 2022 as compared to the first quarter of 2021, primarily due to higher sales volumes for polyethylene and sales volumes resulting from the acquisition of Westlake Epoxy.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $591 million to $879 million in the first quarter of 2022 from $288 million in the first quarter of 2021. This increase in income from operations was due to higher sales prices and margins for polyethylene, PVC resin and caustic soda, mainly resulting from the continued improvement in global economic activity from the COVID-19 pandemic. Income from operations was also higher due to the acquisition of Westlake Epoxy in the first quarter of 2022. The increase in income from operations versus the prior-year period was partially offset by higher feedstock and energy costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $609 million, or 99%, to $1,224 million in the first quarter of 2022 from $615 million in the first quarter of 2021. In addition to the net sales from the businesses we acquired in the second half of 2021, the increase in the first quarter of 2022 was mainly due to higher sales prices across our businesses as compared to the prior-year period. Average sales prices for the Housing and Infrastructure Products segment increased by 53% in the first quarter of 2022, as compared to the first quarter of 2021, primarily due to continued improvement in global economic activity and strong residential construction and repair and remodeling industry performance. Sales volumes for the Housing and Infrastructure Products segment increased by 46% in the first quarter of 2022 as compared to the first quarter of 2021 due to our acquisitions in the second half of 2021.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $114 million to $185 million in the first quarter of 2022 from $71 million in the first quarter of 2021. This increase in income from operations was primarily due to significantly higher sales prices and margins driven by robust housing construction and remodeling activity resulting from the continued economic recovery from the COVID-19 pandemic. Income from operations was also higher due to the acquisitions in the second half of 2021. The higher income from operations in the first quarter of 2022 as compared to the first quarter of 2021 was partially offset by higher raw material and energy costs.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Cash Flows
Operating Activities
Operating activities provided cash of $700 million in the first three months of 2022 compared to cash provided by operating activities of $265 million in the first three months of 2021. The $435 million increase in cash flows from operating activities was mainly due to an increase in income from operations that was partially offset by working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $356 million in the first three months of 2022, compared to $183 million of cash used in the first three months of 2021, an unfavorable change of $173 million. The majority of the unfavorable changes in the first three months of 2022 were driven by higher accounts receivable and higher inventories. These unfavorable changes were primarily driven by higher sales prices, higher inventory costs and increased operating activities from our recent acquisitions.

Investing Activities
Net cash used for investing activities in the first three months of 2022 was $1,507 million as compared to net cash used for investing activities of $135 million in the first three months of 2021. The increase in investing activities in the first three months of 2022 was primarily due to the acquisition of Westlake Epoxy for $1,154 million, net of cash acquired, in February 2022, the purchase of an additional 3.2% interest in LACC for $89 million and additional contributions of $7 million in LACC. Capital expenditures were $263 million in the first three months of 2022, an increase of $122 million as compared to $141 million in the first three months of 2021. Capital expenditures in the first three months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2022 was $47 million as compared to net cash used for financing activities of $34 million in the first three months of 2021. The activities during the first three months of 2022 were primarily related to the $39 million payment of cash dividends and the $10 million payment of cash distributions to noncontrolling interests. The activities in the first three months of 2021 were primarily related to the $35 million payment of cash dividends and the $11 million payment of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2022, we had repurchased 7,431,520 shares of our common stock for an aggregate purchase price of approximately $449 million under the 2014 Program. During the three months ended March 31, 2022, we did not repurchase any shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flow from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of March 31, 2022.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities. Funding of any potential large expansions or potential acquisitions or the redemption of debt may likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to the volatility of the commercial credit markets.
Cash and Cash Equivalents
As of March 31, 2022, our cash and cash equivalents totaled $1,055 million. In addition to our cash and cash equivalents, our Credit Agreement is available as needed, as described under "Debt" below.

Debt
As of March 31, 2022, our indebtedness totaled $5.2 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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
Credit Agreement
On July 24, 2018, we entered into a $1 billion revolving credit facility that is scheduled to mature on July 24, 2023 (the "Credit Agreement"). The Credit Agreement bears interest at either (a) LIBOR plus a spread ranging from 1.00% to 1.75% or (b) Alternate Base Rate plus a spread ranging from 0.00% to 0.75%, in each case depending on the credit rating of the Company. As of March 31, 2022, we had no borrowings outstanding under the Credit Agreement. As of March 31, 2022, we had no outstanding letters of credit and had borrowing availability of $1 billion under the Credit Agreement. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2022, we were in compliance with the total leverage ratio financial maintenance covenant.
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
3.60% Senior Notes due 2022
In July 2012, we issued $250 million aggregate principal amount of the 3.60% 2022 Senior Notes. We could optionally redeem the 3.60% 2022 Senior Notes at any time and from time to time prior to April 15, 2022 (three months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after April 15, 2022, we could optionally redeem the 3.60% 2022 Senior Notes for 100% of the principal plus accrued interest. The holders of the 3.60% 2022 Senior Notes may require us to repurchase the 3.60% 2022 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 3.60% 2022 Senior Notes).
During April 2022, we provided notice to the trustee of the 3.60% 2022 Senior Notes that we have elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to our optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
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

3.60% Senior Notes due 2026 and 5.0% Senior Notes due 2046
In August 2016, we completed the private offering of $750 million aggregate principal amount of the 3.60% 2026 Senior Notes and $700 million aggregate principal amount of the 5.0% 2046 Senior Notes. In March 2017, the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.0% 2046 Senior Notes, except that the offer and issuance of the new Securities and Exchange Commission-registered notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100% of the 5.0% 2046 Senior Notes were exchanged. The notes that were not exchanged in the exchange offers have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2022 was 0.55% and at December 31, 2021 was 0.14%.
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
4.375% Senior Notes due 2047
In November 2017, we completed the registered public offering of $500 million aggregate principal amount of the 4.375% 2047 Senior Notes. We may optionally redeem the 4.375% 2047 Senior Notes at any time and from time to time prior to May 15, 2047 (six months prior to the maturity date) for 100% of the principal plus accrued interest and a discounted "make whole" payment. On or after May 15, 2047, we may optionally redeem the 4.375% 2047 Senior Notes for 100% of the principal amount plus accrued interest. The holders of the 4.375% 2047 Senior Notes may require us to repurchase the 4.375% 2047 Senior Notes at a price of 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the indenture governing the 4.375% 2047 Senior Notes).
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

8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $14 million at March 31, 2022.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $21 million. The interest rate on these loans as of March 31, 2022 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $14 million as of March 31, 2022.
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
As of March 31, 2022, we were in compliance with all of our long-term debt covenants.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners"). The revolving credit facility is scheduled to mature in March 2023. As of March 31, 2022, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo"). The revolving credit facility is scheduled to mature in September 2023. As of March 31, 2022, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
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
•our plans to respond to the challenges presented by the COVID-19 pandemic;
•production capacities;
•the impact of ongoing supply chain constraints and workforce availability caused by the COVID-19 pandemic and the conflict between Russia and Ukraine;
•currency devaluation;
•our ability to borrow additional funds under our credit agreement;
•our ability to meet our liquidity needs;
•our ability to meet debt obligations under our debt instruments;
•our intended quarterly dividends;
•future capacity additions and expansions in the industries in which we compete;
•results of acquisitions, including the results, effects and benefits of the acquisitions of Boral Target Companies, LASCO, Dimex and Westlake Epoxy;
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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2021 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•the ultimate timing, outcome and results of integrating the operations of the Boral Target Companies, LASCO, Dimex and Westlake Epoxy and the ultimate outcome of our operating efficiencies applied to the products and services of the Boral Target Companies, LASCO, Dimex and Westlake Epoxy; the effects of the acquisitions, including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from the acquisitions and our ability to realize such synergies and other benefits;
•general economic and business conditions;
•the cyclical nature of the chemical and building products industries;
•the availability, cost and volatility of raw materials and energy;
•uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere including the conflict between Russia and Ukraine;
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2022, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $26 million and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would have decreased our income before income taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2022, we had $5,242 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $52 million. Also, at March 31, 2022, we had $25 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $25 million as of March 31, 2022 was 0.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
LIBOR is used as a reference rate for borrowings under our revolving line of credit. The phase-out of LIBOR commenced at the end of 2021 and is set to conclude by June 30, 2023. We do not expect the impact of the LIBOR phase out to be material as we did not have any external LIBOR-based borrowings outstanding at March 31, 2022.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at March 31, 2022. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2021 Form 10-K, filed on February 23, 2022, contained a description of various legal proceedings in which we are involved. See below and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs seek an unspecified amount of damages and injunctive relief. Three of the defendants, Occidental Petroleum Corporation, Shin-Etsu Chemical Co., Ltd. and Formosa Plastics Corporation, were dismissed on jurisdictional or other grounds. The other six defendants, including the Company, remain in the case. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of March 31, 2022):
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

Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2021 Form 10-K. The risks described in the report and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2022	—	$—	—	$101,151,083
February 2022	46,490	104.97	—	101,151,083
March 2022	41,907	118.51	—	101,151,083
	88,397	$111.39	—
_____________
(1)    Represents 46,490 and 41,907 shares withheld in February 2022 and March 2022, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of March 31, 2022, 7,431,520 shares of our common stock had been acquired at an aggregate purchase price of approximately $449 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

3.6	Amended and Restated Bylaws of Westlake (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

______________________________
†    Filed herewith.
#    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CORPORATION

Date:	May 4, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)