Form 10-Q
period 2022-06-30
WESTLAKE CORP
filed 2022-08-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 27, 2022 was 127,961,227.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,317	$1,908
Accounts receivable, net	2,535	1,868
Inventories	2,021	1,407
Prepaid expenses and other current assets	140	80
Total current assets	6,013	5,263
Property, plant and equipment, net	8,303	7,606
Operating lease right-of-use assets	607	562
Goodwill	2,139	2,024
Customer relationships, net	1,048	1,083
Other intangible assets, net	592	497
Equity method investments	1,143	1,007
Other assets, net	527	417
Total assets	$20,372	$18,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,144	$879
Accrued and other liabilities	1,359	1,196
Current portion of long-term debt, net	10	269
Total current liabilities	2,513	2,344
Long-term debt, net	4,858	4,911
Deferred income taxes	1,843	1,681
Pension and other post-retirement benefits	417	291
Operating lease liabilities	494	461
Other liabilities	273	243
Total liabilities	10,398	9,931
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, held in treasury, at cost; 6,641,307 and 6,735,639 shares at June 30, 2022 and December 31, 2021, respectively	(408)	(399)
Additional paid-in capital	582	581
Retained earnings	9,345	7,808
Accumulated other comprehensive loss	(116)	(36)
Total Westlake Corporation stockholders' equity	9,404	7,955
Noncontrolling interests	570	573
Total equity	9,974	8,528
Total liabilities and equity	$20,372	$18,459
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions of dollars, except per share data and share amounts)
Net sales	$4,483	$2,859	$8,539	$5,216
Cost of sales	3,038	1,987	5,809	3,835
Gross profit	1,445	872	2,730	1,381
Selling, general and administrative expenses	220	125	420	261
Amortization of intangibles	43	27	85	54
Restructuring, transaction and integration-related costs	7	—	18	—
Income from operations	1,175	720	2,207	1,066
Other income (expense)
Interest expense	(44)	(36)	(90)	(69)
Other income, net	17	10	28	22
Income before income taxes	1,148	694	2,145	1,019
Provision for income taxes	275	158	508	230
Net income	873	536	1,637	789
Net income attributable to noncontrolling interests	15	14	23	25
Net income attributable to Westlake Corporation	$858	$522	$1,614	$764
Earnings per common share attributable to Westlake Corporation:
Basic	$6.65	$4.06	$12.52	$5.94
Diluted	$6.60	$4.04	$12.43	$5.91
Weighted average common shares outstanding:
Basic	128,341,132	128,142,997	128,206,988	128,049,852
Diluted	129,341,096	128,877,860	129,134,246	128,681,776
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions of dollars)
Net income	$873	$536	$1,637	$789
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—	1	—
Foreign currency translation adjustments
Foreign currency translation	(61)	12	(69)	15
Income tax benefit (provision) on foreign currency translation	(13)	3	(16)	(7)
Other comprehensive income (loss), net of income taxes	(73)	15	(84)	8
Comprehensive income	800	551	1,553	797
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended June 30, 2022 and 2021; and net of tax of $2 and $1 for the six months ended June 30, 2022 and 2021, respectively	13	15	19	25
Comprehensive income attributable to Westlake Corporation	$787	$536	$1,534	$772
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
Net income	—	—	—	—	—	756	—	8	764
Other comprehensive loss	—	—	—	—	—	—	(9)	(2)	(11)
Shares issued—stock-based compensation	—	—	(403,743)	27	(17)	—	—	—	10
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(39)	—	—	(39)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling interests	—	—	—	—	—	—	—	2	2
Balances at March 31, 2022	134,651,380	1	6,331,896	(372)	572	8,525	(45)	571	9,252
Net income	—	—	—	—	—	858	—	15	873
Other comprehensive income	—	—	—	—	—	—	(71)	(2)	(73)
Common stock repurchased	—	—	412,490	(41)	—	—	—	—	(41)
Shares issued—stock-based compensation	—	—	(103,079)	5	1	—	—	—	6
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(38)	—	—	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Balances at June 30, 2022	134,651,380	$1	6,641,307	$(408)	$582	$9,345	$(116)	$570	$9,974
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(in millions of dollars)
Cash flows from operating activities
Net income	$1,637	$789
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	521	397
Stock-based compensation expense	17	16
Loss from disposition and write-off of property, plant and equipment	18	7
Deferred income taxes	81	24
Other losses (gains), net	17	22
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(416)	(345)
Inventories	(299)	(55)
Prepaid expenses and other current assets	(40)	(39)
Accounts payable	112	132
Accrued and other liabilities	66	4
Other, net	(101)	(70)
Net cash provided by operating activities	1,613	882
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,163)	—
Additions to investments in unconsolidated subsidiaries	(156)	(9)
Additions to property, plant and equipment	(493)	(270)
Other, net	9	15
Net cash used for investing activities	(1,803)	(264)
Cash flows from financing activities
Distributions to noncontrolling interests	(24)	(22)
Dividends paid	(77)	(69)
Repayment of senior notes	(250)	—
Repurchase of common stock for treasury	(31)	—
Other, net	5	19
Net cash used for financing activities	(377)	(72)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(597)	542
Cash, cash equivalents and restricted cash at beginning of period	1,941	1,337
Cash, cash equivalents and restricted cash at end of period	$1,344	$1,879
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021, and the changes in its cash position for the six months ended June 30, 2022 and 2021.
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
Recent Accounting Pronouncement
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers Update (ASU No.2021-08)
In October 2021, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires acquiring entities to recognize and measure contract assets and contract liabilities in a business combination in accordance with the accounting guidance on Revenue from Contracts with Customers (ASC 606). The guidance in this update improves comparability for both the recognition and measurement of acquired revenue contracts with customers as of the date of and after a business combination. The accounting standard will be effective for reporting periods beginning after December 15, 2022. Early adoption of the guidance is permitted. The Company is in the process of evaluating the potential impact of this accounting pronouncement; however, the Company does not expect that its adoption will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Acquisitions
Hexion Epoxy Business.
On November 24, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement (the "Hexion Epoxy Purchase Agreement") by and among Hexion Inc. ("Hexion"), a New Jersey corporation, and solely for the limited purposes set forth therein, the Company. Pursuant to the terms of the Hexion Epoxy Purchase Agreement, the Company agreed to acquire all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). On February 1, 2022, the Company completed its acquisition of Westlake Epoxy for a total purchase consideration of $1,207 and accounted for the acquisition under the business combination method in accordance with Accounting Standard Codification Topic 805, Business Combinations. This acquisition represents a significant strategic expansion of the Company's Performance and Essential Materials businesses into additional high-growth, innovative and sustainability-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with the Company's global chlor-alkali businesses. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment.
For the six months ended June 30, 2022, the Company recognized acquisition-related costs of $6 for advisory, consulting and professional fees, and other expenses that were expensed as restructuring, transaction and integration-related costs as a component of the income from operations. The acquisition of Westlake Epoxy on the statement of cash flows is presented net of the cash and restricted cash acquired.
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
Management estimated that consideration paid exceeded the fair value of the net assets acquired. The excess of the total equity value of Westlake Epoxy based on the purchase consideration over net assets acquired was recorded as goodwill, most of which is not expected to be deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Intangible assets acquired as a result of the Westlake Epoxy acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized. The Company has preliminarily estimated the useful lives of trade names, technology and customer relationships as 19 years, 17 years and 11 years, respectively.
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
Unaudited Pro Forma Financial Information
The acquired Westlake Epoxy business contributed net sales and net income of $760 and $71, respectively, to the Company for the period from February 1, 2022 to June 30, 2022. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Westlake Epoxy occurred on January 1, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$4,483	$3,251	$8,698	$5,949
Net income attributable to Westlake Corporation	$868	$571	$1,685	$788

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
Boral Target Companies in North America.
On October 1, 2021, the Company completed its acquisition of Boral Limited's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a total purchase consideration of $2,132 in an all-cash transaction. The assets acquired and liabilities assumed and the results of operations of the Boral Target Companies are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $952, of which $645 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $773. There were no material purchase accounting adjustments recorded during the six months ended June 30, 2022. The intangible assets that have been acquired are being amortized over periods of 12 to 22 years. The preliminary allocation of consideration transferred is based on management's estimates, judgments and assumptions. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. The final allocation of purchase consideration could include changes in the estimated fair value of (1) inventories; (2) property, plant and equipment; (3) intangible assets comprising of customer relationships, trade names, developed technologies; (4) deferred income taxes; and (5) other assets.
LASCO Fittings, Inc.
On August 19, 2021, the Company completed its acquisition of LASCO Fittings, Inc., a Delaware corporation ("LASCO"), a manufacturer of injected-molded polyvinyl chloride ("PVC") fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for a total closing purchase consideration of $277. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $105, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over periods of 17 to 18 years.
Dimex LLC.
On September 10, 2021, the Company completed its acquisition of DX Acquisition Corp., a Delaware corporation ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; home, office and industrial matting; marine dock edging; and masonry joint controls. The total closing purchase consideration was $172. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $72, of which $48 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $68, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over periods of 17 to 19 years.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $27 and $33 at June 30, 2022 and December 31, 2021, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen, L.L.C. ("RS Cogen") cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2022	December 31, 2021
Trade customers	$2,424	$1,764
Related parties	3	3
Allowance for credit losses	(36)	(26)
	2,391	1,741
Federal and state taxes	51	62
Other	93	65
Accounts receivable, net	$2,535	$1,868

5. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished products	$1,273	$842
Feedstock, additives, chemicals and other raw materials	537	374
Materials and supplies	211	191
Inventories	$2,021	$1,407

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2021	$902	$1,122	$2,024
Goodwill acquired during the period	119	—	119
Measurement period adjustments	—	3	3
Effects of changes in foreign exchange rates	(4)	(3)	(7)
Balances at June 30, 2022	$1,017	$1,122	$2,139

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Accounts Payable
Accounts payable consist of the following:

	June 30, 2022	December 31, 2021
Accounts payable—third parties	$1,109	$849
Accounts payable to related parties	29	15
Notes payable	6	15
Accounts payable	$1,144	$879

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

		June 30, 2022			December 31, 2021
		Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")		$—	$—	$—	$250	$—	$250
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")		300	(2)	298	300	(2)	298
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")		750	(5)	745	750	(5)	745
Loan related to tax-exempt waste disposal revenue bonds due 2027		11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")		732	(7)	725	794	(8)	786
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	5	300	(3)	297	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")		250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")		350	(11)	339	350	(11)	339
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")		700	(21)	679	700	(22)	678
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")		500	(8)	492	500	(8)	492
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")		600	(23)	577	600	(23)	577
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")		450	(19)	431	450	(19)	431
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")		10	—	10	19	—	19
Term loans due 2026 (the "2026 Term Loans")		15	—	15	9	—	9
Total long-term debt		4,968	(100)	4,868	5,283	(103)	5,180
Less current portion:
3.60% 2022 Senior Notes		—	—	—	(250)	—	(250)
8.73% 2022 RS Cogen Debt		(10)	—	(10)	(19)	—	(19)
Long-term debt, net of current portion		$4,958	$(100)	$4,858	$5,014	$(103)	$4,911
Unamortized debt issuance costs on long-term debt were $42 and $42 at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Company was in compliance with all of its long-term debt covenants.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
New Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.000% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.000% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
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
As of June 30, 2022, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the New Credit Agreement.
Redemption of 3.60% Senior Notes Due 2022
During April 2022, the Company provided notice to the trustee of the 3.60% 2022 Senior Notes that the Company had elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to its optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The 3.60% 2022 Senior Notes were redeemed on May 14, 2022. The redemption price was equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2022 and 2021 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2021	$20	$(56)	$(36)
Other comprehensive loss attributable to Westlake Corporation	1	(81)	(80)
Balances at June 30, 2022	$21	$(137)	$(116)

Balances at December 31, 2020	$(24)	$(40)	$(64)
Other comprehensive income attributable to Westlake Corporation	—	8	8
Balances at June 30, 2021	$(24)	$(32)	$(56)

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
The carrying and fair values of the Company's total long-term debt are summarized in the table below.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$—	$—	$250	$252
0.875% 2024 Senior Notes	298	286	298	287
3.60% 2026 Senior Notes	745	733	745	805
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	725	620	786	824
3.375% 2030 Senior Notes	297	271	296	319
3.50% 2032 GO Zone Refunding Senior Notes	249	238	249	271
2.875% 2041 Senior Notes	339	248	339	339
5.0% 2046 Senior Notes	679	659	678	885
4.375% 2047 Senior Notes	492	432	492	592
3.125% 2051 Senior Notes	577	420	577	582
3.375% 2061 Senior Notes	431	305	431	432
8.73% 2022 RS Cogen Debt	10	10	19	19
2026 Term Loans	15	15	9	9

11. Income Taxes
The effective income tax rate was 23.9% for the three months ended June 30, 2022 as compared to 22.8% for the three months ended June 30, 2021. The effective income tax rate for the three months ended June 30, 2022 and June 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
The effective income tax rate was 23.7% for the six months ended June 30, 2022 as compared to 22.6% for the six months ended June 30, 2021. The effective income tax rate for the six months ended June 30, 2022 and June 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Westlake Corporation	$858	$522	$1,614	$764
Less:
Net income attributable to participating securities	(5)	(2)	(9)	(4)
Net income attributable to common shareholders	$853	$520	$1,605	$760
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares—basic	128,341,132	128,142,997	128,206,988	128,049,852
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	999,964	734,863	927,258	631,924
Weighted average common shares—diluted	129,341,096	128,877,860	129,134,246	128,681,776

Earnings per common share attributable to Westlake Corporation:
Basic	$6.65	$4.06	$12.52	$5.94
Diluted	$6.60	$4.04	$12.43	$5.91
Excluded from the computation of diluted earnings per share are options to purchase 217,729 and 427,473 shares of common stock for the three months ended June 30, 2022 and 2021, respectively; and 160,142 and 501,192 shares of common stock for the six months ended June 30, 2022 and 2021, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends per common share	$0.2975	$0.2700	$0.5950	$0.5400

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
On March 15, 2022, the Company completed the acquisition of an additional 3.2% of the membership interests in LACC, LLC ("LACC"), from Lotte Chemical Corporation for $89. The Company accounts for its investment in LACC under the equity method of accounting and changes for the six months ended June 30, 2022 were as follows:

Investment in LACC
Balance at December 31, 2021	$943
Cash contributions	67
Additional interest purchased	89
Depreciation and amortization	(19)
Balance at June 30, 2022	$1,080
Other Assets, Net
Other assets, net were $527 and $417 at June 30, 2022 and December 31, 2021, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $298 and $261 at June 30, 2022 and December 31, 2021, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,359 and $1,196 at June 30, 2022 and December 31, 2021, respectively. Accrued rebates and accrued income taxes, which are components of accrued and other liabilities, were $223 and $139, respectively, at June 30, 2022 and $213 and $88, respectively, at December 31, 2021. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $35 and $49 at June 30, 2022 and December 31, 2021, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related costs of $7 for the three months ended June 30, 2022 and $18 for the six months ended June 30, 2022 primarily consisted of costs associated with the Company's recent acquisitions. There were no restructuring, transaction and integration-related costs during the three and six months ended June 30, 2021.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $167 and $57 at June 30, 2022 and June 30, 2021, respectively.
Operating Lease Supplemental Cash Flow
Right-of-use assets obtained in exchange for operating lease obligations were $115 and $45 for the six months ended June 30, 2022 and 2021, respectively.

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
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 million in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek an unspecified amount of damages and injunctive relief. Three of the defendants, Occidental Petroleum Corporation, Shin-Etsu Chemical Co., Ltd. and Formosa Plastics Corporation, were dismissed on jurisdictional or other grounds. The other six defendants, including the Company, remain in the case. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of June 30, 2022 and December 31, 2021, the Company had reserves for environmental contingencies totaling approximately $56 and $56, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net external sales
Performance and Essential Materials
Performance Materials	$2,060	$1,541	$3,989	$2,745
Essential Materials	1,044	605	1,947	1,143
Total Performance and Essential Materials	3,104	2,146	5,936	3,888
Housing and Infrastructure Products
Housing Products	1,116	512	2,088	955
Infrastructure Products	263	201	515	373
Total Housing and Infrastructure Products	1,379	713	2,603	1,328
	$4,483	$2,859	$8,539	$5,216

Intersegment sales
Performance and Essential Materials	$292	$222	$540	$384
Housing and Infrastructure Products	—	—	—	—
	$292	$222	$540	$384

Income (loss) from operations
Performance and Essential Materials	$965	$671	$1,844	$959
Housing and Infrastructure Products	236	96	421	167
Corporate and other	(26)	(47)	(58)	(60)
	$1,175	$720	$2,207	$1,066

Depreciation and amortization
Performance and Essential Materials	$192	$168	$376	$329
Housing and Infrastructure Products	70	32	141	64
Corporate and other	2	2	4	4
	$264	$202	$521	$397

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income, net
Performance and Essential Materials	$5	$7	$13	$16
Housing and Infrastructure Products	4	2	6	4
Corporate and other	8	1	9	2
	$17	$10	$28	$22

Provision for (benefit from) income taxes
Performance and Essential Materials	$222	$147	$424	$209
Housing and Infrastructure Products	58	23	102	40
Corporate and other	(5)	(12)	(18)	(19)
	$275	$158	$508	$230

Capital expenditures
Performance and Essential Materials	$192	$114	$413	$241
Housing and Infrastructure Products	36	14	75	28
Corporate and other	2	1	5	1
	$230	$129	$493	$270
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from operations	$1,175	$720	$2,207	$1,066
Interest expense	(44)	(36)	(90)	(69)
Other income, net	17	10	28	22
Income before income taxes	$1,148	$694	$2,145	$1,019

	June 30, 2022	December 31, 2021
Total assets
Performance and Essential Materials	$14,278	$11,938
Housing and Infrastructure Products	5,227	5,021
Corporate and other	867	1,500
	$20,372	$18,459

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
As of June 30, 2022, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2022.

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
Overview
We are a vertically integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. We operate in two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. The Performance and Essential Materials segment includes Westlake North American Vinyls, Westlake North American Chlor-alkali & Derivatives, Westlake European & Asian Chlorovinyls, Westlake Olefins, Westlake Polyethylene and Westlake Epoxy. The Housing and Infrastructure Products segment includes Westlake Royal Building Products, Westlake Pipe & Fittings, Westlake Global Compounds and Westlake Dimex. Prior to our segment reorganization in the fourth quarter of 2021, we operated in two principal operating segments, Vinyls and Olefins. The change has been retrospectively reflected in the periods presented in this Form 10-Q. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene, epoxy and styrene monomer. We also have substantial downstream integration from polyvinyl chloride ("PVC") into our building products, PVC pipes and fittings and PVC compounds in our Housing and Infrastructure Products segment.
Performance and Essentials Materials
Ethane-based ethylene producers have experienced a cost advantage over naphtha-based ethylene producers during periods of higher crude oil prices. This cost advantage has resulted in a strong export market for polyethylene and other ethylene derivatives and has benefited operating margins and cash flows for our Performance and Essential Materials segment during such periods. In the past year, we have seen significant volatility in natural gas, ethane and ethylene prices, primarily due to changes in demand, the timing for certain new ethylene capacity additions, the availability of natural gas liquids, and the ongoing conflict between Russia and Ukraine.
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
Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a global leading chlorovinyls producer. Demand for our products in the first half of 2020 was negatively impacted by the onset of the COVID-19 pandemic. Global demand for most of our products started strengthening in the second half of 2020 and has remained strong through the second quarter of 2022. We expect global demand for most of our products to remain favorable throughout 2022.

On February 1, 2022, we completed the acquisition of Westlake Epoxy for a purchase consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainability-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with Westlake's global chlor-alkali businesses. With the acquisition of the Westlake Epoxy business Westlake is now one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe and the United States with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. Our position in basic epoxy resins, along with our technology and service expertise, has enabled us to offer formulated specialty products in certain markets. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. We are also one of the leading producers of resins that are used in fiber reinforced composites. Composites are a fast growing class of materials that are used in a wide variety of applications ranging from aircraft components and wind turbine blades to sports equipment, and increasingly in automotive and transportation. We supply epoxy resin systems to composite fabricators in the wind energy, automotive and pipe markets. Epoxy specialty resins are also used for a variety of high-end coating applications that require the superior adhesion, corrosion resistance and durability of epoxy, such as protective coatings for industrial flooring, pipe, marine and construction applications and automotive coatings. Epoxy-based surface coatings are among the most widely-used industrial coatings due to their long service life and broad application functionality combined with overall economic efficiency. We also leverage our resin and additives position to supply custom resins to specialty coatings formulators. The raw materials that we primarily use to manufacture our epoxy products are chlorine and caustic soda, among others and are available from more than one source including internal sourcing and the open market. Prices for our main feedstocks are generally driven by the underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations.
Depending on the performance of the global economy, the timing of resolution of the conflict between Russia and Ukraine, disruption in the global supply chain, labor shortages and costs, potential resurgence of the COVID-19 pandemic, the trend of crude oil prices, new capacity additions in North America, Asia and the Middle East in 2022 and beyond, the sustainability of the current, strong demand for most of our products, inflationary pressures and concerns over slower future economic growth, including the possibility of recession or financial market instability, our financial condition, results of operations or cash flows could be negatively or positively impacted.
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
•supply and demand for crude oil and natural gas;
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
As noted in Item 1A, "Risk Factors" in our 2021 Form 10-K, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concerns about greenhouse gas emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition, results of operations or cash flows.
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index provided by the National Association of Home Builders among others. Looking ahead, we expect that the Infrastructure Investment and Jobs Act of 2021 will have a favorable impact on certain industries related to our Housing and Infrastructure Products segment in the future. However, the current inflationary environment, the possibility of recession or financial market instability, rising interest rates, and ongoing supply chain constraints are expected to have an unfavorable impact on the demand for housing and our other products produced by this segment.
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
During the second half of 2021, we completed the acquisitions of Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for $2,132 million, LASCO Fittings, Inc. ("LASCO"), a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for $277 million, and DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls, for $172 million. The results of operations for these acquired businesses are included in the Housing and Infrastructure Products segment for the quarter ended June 30, 2022.
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
Redemption of 3.60% Senior Notes Due 2022
In April 2022, we provided notice to the trustee of the 3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes") that we had elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to our optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The 3.60% 2022 Senior Notes were redeemed on May 14, 2022. The redemption price was equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
New Credit Agreement
On June 9, 2022, the Company entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate ("SOFR") (as defined in the New Credit Agreement) plus a margin ranging from 1.000% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.000% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$2,060	$1,541	$3,989	$2,745
Essential Materials	1,044	605	1,947	1,143
Total Performance and Essential Materials	3,104	2,146	5,936	3,888
Housing and Infrastructure Products
Housing Products	1,116	512	2,088	955
Infrastructure Products	263	201	515	373
Total Housing and Infrastructure Products	1,379	713	2,603	1,328
Total	$4,483	$2,859	$8,539	$5,216

Income (loss) from operations
Performance and Essential Materials	$965	$671	$1,844	$959
Housing and Infrastructure Products	236	96	421	167
Corporate and other	(26)	(47)	(58)	(60)
Total income from operations	1,175	720	2,207	1,066
Interest expense	(44)	(36)	(90)	(69)
Other income, net	17	10	28	22
Provision for income taxes	275	158	508	230
Net income	873	536	1,637	789
Net income attributable to noncontrolling interests	15	14	23	25
Net income attributable to Westlake Corporation	$858	$522	$1,614	$764
Diluted earnings per share	$6.60	$4.04	$12.43	$5.91
EBITDA (1)	$1,456	$932	$2,756	$1,485
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Performance and Essential Materials	+27.1%	+17.5%	+34.3%	+18.4%
Housing and Infrastructure Products	+46.1%	+47.3%	+49.9%	+46.1%
Company average	+31.8%	+25.0%	+38.2%	+25.4%

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$913	$617	$1,613	$882
Changes in operating assets and liabilities and other	(1)	(67)	105	(69)
Deferred income taxes	(39)	(14)	(81)	(24)
Net income	873	536	1,637	789
Less:
Other income, net	17	10	28	22
Interest expense	(44)	(36)	(90)	(69)
Provision for income taxes	(275)	(158)	(508)	(230)
Income from operations	1,175	720	2,207	1,066
Add:
Depreciation and amortization	264	202	521	397
Other income, net	17	10	28	22
EBITDA	$1,456	$932	$2,756	$1,485

Summary
For the quarter ended June 30, 2022, net income attributable to Westlake was $858 million, or $6.60 per diluted share, on net sales of $4,483 million. This represents an increase in net income attributable to Westlake of $336 million, or $2.56 per diluted share, compared to the quarter ended June 30, 2021 net income attributable to Westlake of $522 million, or $4.04 per diluted share, on net sales of $2,859 million. Income from operations for the quarter ended June 30, 2022 was $1,175 million, a $455 million increase from income from operations of $720 million for the quarter ended June 30, 2021. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins across our chlorovinyls and housing and infrastructure products as well as the contributions from the businesses acquired in the second half of 2021 and in the first quarter of 2022. The second quarter of 2022 net income and operating income were negatively impacted by higher feedstock costs and higher global energy costs. Selling, general and administrative expenses are also higher in the second quarter of 2022 primarily due to the acquisitions in the second half of 2021 and in the first quarter of 2022. Net sales for the quarter ended June 30, 2022 increased by $1,624 million compared to net sales for the quarter ended June 30, 2021, due to generally higher sales prices across both of our segments. Sales volumes in the quarter ended June 30, 2022 were also higher in both segments as compared to the quarter ended June 30, 2021 substantially due to the contributions from the acquired businesses.
For the six months ended June 30, 2022, net income attributable to Westlake was $1,614 million, or $12.43 per diluted share, on net sales of $8,539 million. This represents an increase in net income attributable to Westlake of $850 million, or $6.52 per diluted share, compared to the six months ended June 30, 2021 net income attributable to Westlake of $764 million, or $5.91 per diluted share, on net sales of $5,216 million. Income from operations for the six months ended June 30, 2022 was $2,207 million, a $1,141 million increase from income from operations of $1,066 million for the six months ended June 30, 2021. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for most of our major products, caused by the strong demand for our products, as well as the contributions from the businesses acquired in the second half of 2021 and in the first quarter of 2022. The six months ended June 30, 2022 net income and operating income were negatively impacted by higher feedstock costs and higher global energy costs. Selling, general and administrative expenses are also higher in the first six months of 2022 primarily due to the acquisitions in the second half of 2021 and in the first quarter of 2022. Net sales increased by $3,323 million to $8,539 million in the six months ended June 30, 2022 from $5,216 million in the six months ended June 30, 2021, due to higher sales prices across both of our segments. Sales volumes in the six months ended June 30, 2022 were also higher in both segments as compared to the six months ended June 30, 2021 substantially due to the contributions from the acquired businesses.
RESULTS OF OPERATIONS
Second Quarter 2022 Compared with Second Quarter 2021
Net Sales. Net sales increased by $1,624 million, or 57%, to $4,483 million in the second quarter of 2022 from $2,859 million in the second quarter of 2021, primarily attributable to higher sales prices for most of our major products and from our acquisitions in the second half of 2021 and in the first quarter of 2022. Average sales prices for the second quarter of 2022 increased by 32% as compared to the second quarter of 2021 due to strong demand for our chlorovinyl materials and robust residential construction, repair and remodeling markets in North America. Sales volumes increased by 25% in the second quarter of 2022 as compared to the second quarter of 2021 substantially due to the business acquisitions in the second half of 2021 and in the first quarter of 2022, partially offset by lower PVC resin sales volume.
Gross Profit. Gross profit margin percentage was 32% in the second quarter of 2022 as compared to 31% in the second quarter of 2021. The increase in gross profit margin was primarily due to higher sales prices and margins for our major products including PVC resin, caustic soda, chlorine, pipes and fittings and PVC compounds, which was partially offset by higher feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $95 million to $220 million in the second quarter of 2022 as compared to $125 million in the second quarter of 2021. This increase was mainly due to the inclusion of expenses related to the businesses acquired in the second half of 2021 and in the first quarter of 2022 as well as higher compensation expenses.
Amortization of Intangibles. Amortization expense increased by $16 million to $43 million in the second quarter of 2022, from $27 million in the second quarter of 2021, primarily due to the amortization of intangibles associated with the business acquisitions in the second half of 2021 and in the first quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $7 million in the second quarter of 2022 consisted of costs associated with our business acquisitions in the second half of 2021 and in the first quarter of 2022.

Interest Expense. Interest expense increased by $8 million to $44 million in the second quarter of 2022 from $36 million in the second quarter of 2021, primarily as a result of higher average debt outstanding in the second quarter of 2022 as compared to the second quarter of 2021. The higher average debt outstanding in the second quarter of 2022 was due to the public offering of $1,700 million aggregate principal amount of senior notes in August 2021. See "Liquidity and Capital Resources—Debt" below for further discussion of our indebtedness.
Other Income, Net. Other income, net increased by $7 million to $17 million in the second quarter of 2022 from $10 million in the second quarter of 2021, primarily due to higher interest income and foreign exchange currency gains.
Income Taxes. The effective income tax rate was 23.9% for the second quarter of 2022 as compared to 22.8% for the second quarter of 2021. The effective tax rate in the second quarter of 2022 was higher compared to the second quarter of 2021 primarily due to state and foreign taxes.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $958 million, or 45%, to $3,104 million in the second quarter of 2022 from $2,146 million in the second quarter of 2021. Average sales prices for the Performance and Essential Materials segment increased by 27% in the second quarter of 2022 as compared to the second quarter of 2021. The higher Performance Materials sales prices were due to higher PVC resin sales prices. The higher Essential Materials sales prices were primarily driven by the higher prices for caustic soda, chlorine, styrene and derivative products. Sales volumes for the Performance and Essential Materials segment increased by 18% in the second quarter of 2022 as compared to the second quarter of 2021, primarily resulting from the acquisition of Westlake Epoxy in the first quarter of 2022.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $294 million to $965 million in the second quarter of 2022 from $671 million in the second quarter of 2021. This increase in income from operations was due to higher sales prices for PVC resin, caustic soda and styrene and higher margins for polyethylene, mainly resulting from strong demand for our products. Income from operations was also higher due to the acquisition of Westlake Epoxy in the first quarter of 2022. The increase in income from operations versus the prior-year period was partially offset by higher global fuel and power costs, higher feedstock costs and lower sales volumes for PVC resin.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $666 million, or 93%, to $1,379 million in the second quarter of 2022 from $713 million in the second quarter of 2021. In addition to the net sales from the businesses we acquired in the second half of 2021, the increase in the second quarter of 2022 was mainly due to higher sales prices across our businesses as compared to the prior-year period. Average sales prices for the Housing and Infrastructure Products segment increased by 46% in the second quarter of 2022, as compared to the second quarter of 2021, primarily due to higher residential construction and repair and remodeling industry activity as well as increases in our raw material cost. Sales volumes for the Housing and Infrastructure Products segment increased by 47% in the second quarter of 2022 as compared to the second quarter of 2021 due to our acquisitions in the second half of 2021.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $140 million to $236 million in the second quarter of 2022 from $96 million in the second quarter of 2021. This increase in income from operations was primarily due to significantly higher sales prices driven by higher housing construction and remodeling activity. Income from operations was also higher due to the acquisitions in the second half of 2021. The higher income from operations in the second quarter of 2022 as compared to the second quarter of 2021 was partially offset by higher raw material and production costs.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net Sales. Net sales increased by $3,323 million, or 64%, to $8,539 million in the six months ended June 30, 2022 from $5,216 million in the six months ended June 30, 2021, primarily attributable to higher sales prices for our major products as well as higher sales volumes for polyethylene and from the acquisitions in 2021 and 2022. Average sales prices for the six months ended June 30, 2022 increased by 38% as compared to the six months ended June 30, 2021 due to strong demand for our chlorovinyl products and strong residential construction, repair and remodeling markets in North America. Sales volumes increased by 25% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to the business acquisitions in the second half of 2021 and in the first quarter of 2022, partially offset by lower PVC resin sales volume.

Gross Profit. Gross profit margin percentage was 32% in the six months ended June 30, 2022 as compared to 26% in the six months ended June 30, 2021. The increase in gross profit margin was primarily due to higher sales prices and margins for most of our major products including PVC resin, caustic soda, polyethylene, pipes and fittings and PVC compounds, as well as the higher sales volumes from our recent acquisitions. Gross profit margin has been negatively impacted by the higher feedstock and energy costs during the six months ended June 30, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $159 million to $420 million in the six months ended June 30, 2022 as compared to $261 million in the six months ended June 30, 2021. This increase was mainly due to the inclusion of expenses related to the businesses acquired in the second half of 2021 and in the first quarter of 2022 and higher compensation expenses.
Amortization of Intangibles. Amortization expense increased by $31 million to $85 million in the six months ended June 30, 2022, as compared to $54 million in the six months ended June 30, 2021, primarily due to the amortization of intangibles associated with the recent acquisitions.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $18 million in the six months ended June 30, 2022 consisted of costs associated with our business acquisitions in the second half of 2021 and in the first quarter of 2022.
Interest Expense. Interest expense increased by $21 million to $90 million in the six months ended June 30, 2022 from $69 million in the six months ended June 30, 2021. The higher average debt outstanding in the second quarter of 2022 was due to the public offering of $1,700 million aggregate principal amount of senior notes in August 2021.
Other Income, Net. Other income, net increased by $6 million to $28 million in the six months ended June 30, 2022 from $22 million in the six months ended June 30, 2021, primarily due to higher interest income and foreign exchange currency gains.
Income Taxes. The effective income tax rate was 23.7% for the six months ended June 30, 2022 as compared to 22.6% for the six months ended June 30, 2021. The effective tax rate in the six months ended June 30, 2022 was higher compared to the six months ended June 30, 2021 primarily due to state and foreign taxes.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $2,048 million, or 53%, to $5,936 million in the six months ended June 30, 2022 from $3,888 million in the six months ended June 30, 2021. Average sales prices for the Performance and Essential Materials segment increased by 34% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The higher Performance Materials sales prices were due to higher polyethylene and PVC resin sales prices. The higher Essential Materials sales prices were primarily driven by higher prices for caustic soda, chlorine, styrene and derivative products. Sales volumes for the Performance and Essential Materials segment increased by 18% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher sales volumes for polyethylene and sales volumes resulting from the acquisition of Westlake Epoxy, partially offset by lower PVC resin sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $885 million to $1,844 million in the six months ended June 30, 2022 from $959 million in the six months ended June 30, 2021. This increase in income from operations was due to higher sales prices for PVC resin, caustic soda and styrene and higher margins for polyethylene, mainly resulting from solid demand for our products. Income from operations was also higher due to the acquisition of Westlake Epoxy in the first quarter of 2022. The increase in income from operations versus the prior-year period was partially offset by higher global fuel and power costs, higher feedstock costs and lower sales volumes for PVC resin.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $1,275 million, or 96%, to $2,603 million in the six months ended June 30, 2022 from $1,328 million in the six months ended June 30, 2021. In addition to the net sales from the businesses we acquired in the second half of 2021, the increase in the six months ended June 30, 2022 was mainly due to higher sales prices across our businesses as compared to the prior-year period. Average sales prices for the Housing and Infrastructure Products segment increased by 50% in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to strong residential construction and repair and remodeling industry activity as well as increases in our raw material costs. Sales volumes for the Housing and Infrastructure Products segment increased by 46% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to our acquisitions in the second half of 2021.

Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $254 million to $421 million in the six months ended June 30, 2022 from $167 million in the six months ended June 30, 2021. This increase in income from operations was primarily due to significantly higher sales prices driven by higher housing construction and remodeling activity. Income from operations was also higher due to the acquisitions in the second half of 2021. The higher income from operations in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was partially offset by higher raw material and production costs.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Cash Flows
Operating Activities
Operating activities provided cash of $1,613 million in the first six months of 2022 compared to cash provided by operating activities of $882 million in the first six months of 2021. The $731 million increase in cash flows from operating activities was mainly due to an increase in income from operations that was partially offset by increased working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $577 million in the first six months of 2022, compared to $303 million of cash used in the first six months of 2021, an unfavorable change of $274 million. The majority of the unfavorable changes in the first six months of 2022 were driven by higher accounts receivable and higher inventories, which were primarily driven by higher sales prices, higher inventory costs and increased operating activities from our business acquisitions in the second half of 2021 and in the first quarter of 2022.
Investing Activities
Net cash used for investing activities in the first six months of 2022 was $1,803 million as compared to net cash used for investing activities of $264 million in the first six months of 2021. The increase in investing activities in the first six months of 2022 was primarily due to the acquisition of Westlake Epoxy for $1,163 million, net of cash acquired, in February 2022, the purchase of an additional 3.2% interest in LACC for $89 million and additional contributions of $67 million in LACC. Capital expenditures were $493 million in the first six months of 2022, an increase of $223 million as compared to $270 million in the first six months of 2021. Capital expenditures in the first six months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2022 was $377 million as compared to net cash used for financing activities of $72 million in the first six months of 2021. The activities during the first six months of 2022 were primarily related to the $77 million payment of cash dividends, the $24 million payment of cash distributions to noncontrolling interests, the redemption of $250 million aggregate principal amount of the 3.60% 2022 Senior Notes and repurchases of our common stock of $31 million. The activities in the first six months of 2021 were primarily related to the $69 million payment of cash dividends and the $22 million payment of cash distributions to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the New Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2022, we had repurchased 7,844,010 shares of our common stock for an aggregate purchase price of approximately $489 million under the 2014 Program. During the three and the six months ended June 30, 2022, we repurchased 412,490 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of June 30, 2022.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities. Funding of any potential large expansions or potential acquisitions or the redemption of debt may likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit markets.
Cash and Cash Equivalents
As of June 30, 2022, our cash and cash equivalents totaled $1,317 million. In addition to our cash and cash equivalents, our New Credit Agreement is available as needed, as described under "Debt" below.
Debt
As of June 30, 2022, our indebtedness totaled $4.9 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flows from operations, available cash and available borrowings under the New Credit Agreement will be adequate to meet our normal operating needs for the foreseeable future.
New Credit Agreement
On June 9, 2022, the Company entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.000% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.000% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.

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
During April 2022, we provided notice to the trustee of the 3.60% 2022 Senior Notes that we had elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to our optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The 3.60% 2022 Senior Notes were redeemed on May 14, 2022. The redemption price was equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2022 was 1.02% and at December 31, 2021 was 0.14%.

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
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, L.L.C. ("RS Cogen"), our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $10 million at June 30, 2022.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $21 million. The interest rate on these loans as of June 30, 2022 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $15 million as of June 30, 2022.
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
As of June 30, 2022, we were in compliance with all of our long-term debt covenants.

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") ("MLP Revolver"). As of June 30, 2022, outstanding borrowings under the credit facility totaled $377 million and bore interest at the LIBOR rate plus 2.0%. The revolving credit facility was scheduled to mature in March 2023. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") ("OpCo Revolver"). As of June 30, 2022, outstanding borrowings under the credit facility totaled $23 million and bore interest at the LIBOR rate plus 2.0%. The revolving credit facility was scheduled to mature in September 2023. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•industry market outlook, including the price of crude oil, natural gas and housing starts;
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

•results of acquisitions, including the results, effects and benefits of the acquisitions of the Boral Target Companies, LASCO, Dimex and Westlake Epoxy;
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
•general economic and business conditions, including inflation, interest rates and recession;
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
•uncertainties associated with global warming;
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2022, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $30 million and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would have decreased our income before income taxes by $2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2022, we had $4,942 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $49 million. Also, at June 30, 2022, we had $26 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $26 million as of June 30, 2022 was 0.55%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at June 30, 2022.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at June 30, 2022. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2021 Form 10-K, filed on February 23, 2022, contained a description of various legal proceedings in which we are involved. See below and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 million in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek an unspecified amount of damages and injunctive relief. Three of the defendants, Occidental Petroleum Corporation, Shin-Etsu Chemical Co., Ltd. and Formosa Plastics Corporation, were dismissed on jurisdictional or other grounds. The other six defendants, including the Company, remain in the case. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.

From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of June 30, 2022):
•For several years, the Environmental Protection Agency (the "EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City facility and certain Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. In June 2022, the Department of Justice announced that the Company, EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires the Company to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units we are required to install at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 or will be incurred over the course of 2022 and 2023. The 30-day federal public comment period for the consent decree has concluded, and the public comment period for the state are still open. Following the completion of all the comment periods, and the court enters the consent decree, it will become effective. We do not believe that the resolution of these flare matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2021 Form 10-K. The risks described in the report and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2022	611	$119.41	—	$101,151,083
May 2022	1,621	141.19	—	101,151,083
June 2022	412,678	98.19	412,490	60,652,803
	414,910	$98.39	412,490
_____________
(1)    Represents 611, 1,621 and 188 shares withheld in April 2022, May 2022 and June 2022, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. As of June 30, 2022, 7,844,010 shares of our common stock had been acquired at an aggregate purchase price of approximately $489 million under the 2014 Program. At June 30, 2022, $10 million related to the repurchase of common stock for treasury, was included as a component of accounts payable on the consolidated balance sheet. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

10.1
Credit Agreement dated as of June 9, 2022, by and among Westlake Corporation, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1.5 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Current Report on Form 8-K, filed on June 09, 2022, File No. 001-32260).

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

WESTLAKE CORPORATION

Date:	August 3, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)