Form 10-Q
period 2022-09-30
WESTLAKE CORP
filed 2022-11-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 28, 2022 was 127,537,599.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,778	$1,908
Accounts receivable, net	2,181	1,868
Inventories	2,024	1,407
Prepaid expenses and other current assets	118	80
Total current assets	6,101	5,263
Property, plant and equipment, net	8,301	7,606
Operating lease right-of-use assets	583	562
Goodwill	2,143	2,024
Customer relationships, net	1,005	1,083
Other intangible assets, net	570	497
Equity method investments	1,147	1,007
Other assets, net	575	417
Total assets	$20,425	$18,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$994	$879
Accrued and other liabilities	1,461	1,196
Current portion of long-term debt, net	6	269
Total current liabilities	2,461	2,344
Long-term debt, net	4,813	4,911
Deferred income taxes	1,803	1,681
Pension and other post-retirement benefits	394	291
Operating lease liabilities	474	461
Other liabilities	292	243
Total liabilities	10,237	9,931
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2022 and December 31, 2021, respectively	1	1
Common stock, held in treasury, at cost; 6,992,435 and 6,735,639 shares at September 30, 2022 and December 31, 2021, respectively	(439)	(399)
Additional paid-in capital	590	581
Retained earnings	9,700	7,808
Accumulated other comprehensive loss	(231)	(36)
Total Westlake Corporation stockholders' equity	9,621	7,955
Noncontrolling interests	567	573
Total equity	10,188	8,528
Total liabilities and equity	$20,425	$18,459
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,956	$3,055	$12,495	$8,271
Cost of sales	3,180	2,037	8,989	5,872
Gross profit	776	1,018	3,506	2,399
Selling, general and administrative expenses	215	122	635	383
Amortization of intangibles	39	29	124	83
Restructuring, transaction and integration-related costs	6	6	24	6
Income from operations	516	861	2,723	1,927
Other income (expense)
Interest expense	(44)	(61)	(134)	(130)
Other income, net	24	13	52	35
Income before income taxes	496	813	2,641	1,832
Provision for income taxes	84	193	592	423
Net income	412	620	2,049	1,409
Net income attributable to noncontrolling interests	11	13	34	38
Net income attributable to Westlake Corporation	$401	$607	$2,015	$1,371
Earnings per common share attributable to Westlake Corporation:
Basic	$3.12	$4.71	$15.65	$10.65
Diluted	$3.10	$4.69	$15.54	$10.60
Weighted average common shares outstanding:
Basic	127,943,400	128,060,193	128,118,160	128,053,337
Diluted	128,747,012	128,765,814	129,003,750	128,710,097
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions of dollars)
Net income	$412	$620	$2,049	$1,409
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	1	1	1
Income tax provision on pension and other post-retirement benefits liability	—	(1)	—	(1)
Foreign currency translation adjustments
Foreign currency translation	(106)	(13)	(175)	2
Income tax provision on foreign currency translation	(13)	(6)	(29)	(13)
Other comprehensive loss, net of income taxes	(119)	(19)	(203)	(11)
Comprehensive income	293	601	1,846	1,398
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended September 30, 2022 and 2021; and net of tax of $3 and $2 for the nine months ended September 30, 2022 and 2021, respectively	7	13	26	38
Comprehensive income attributable to Westlake Corporation	$286	$588	$1,820	$1,360
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
Net income	—	—	—	—	—	756	—	8	764
Other comprehensive loss	—	—	—	—	—	—	(9)	(2)	(11)
Shares issued—stock-based compensation	—	—	(403,743)	27	(17)	—	—	—	10
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(39)	—	—	(39)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling interests	—	—	—	—	—	—	—	2	2
Balances at March 31, 2022	134,651,380	$1	6,331,896	$(372)	$572	$8,525	$(45)	$571	$9,252
Net income	—	—	—	—	—	858	—	15	873
Other comprehensive loss	—	—	—	—	—	—	(71)	(2)	(73)
Common stock repurchased	—	—	412,490	(41)	—	—	—	—	(41)
Shares issued—stock-based compensation	—	—	(103,079)	5	1	—	—	—	6
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(38)	—	—	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Balances at June 30, 2022	134,651,380	$1	6,641,307	$(408)	$582	$9,345	$(116)	$570	$9,974

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	401	—	11	412
Other comprehensive loss	—	—	—	—	—	—	(115)	(4)	(119)
Common stock repurchased	—	—	372,430	(32)	—	—	—	—	(32)
Shares issued—stock-based compensation	—	—	(21,302)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(46)	—	—	(46)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2022	134,651,380	$1	6,992,435	$(439)	$590	$9,700	$(231)	$567	$10,188
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	242	—	11	253
Other comprehensive loss	—	—	—	—	—	—	(6)	(1)	(7)
Shares issued—stock-based compensation	—	—	(301,112)	22	(13)	—	—	—	9
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(35)	—	—	(35)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at March 31, 2021	134,651,380	$1	6,520,062	$(379)	$564	$6,145	$(70)	$564	$6,825
Net income	—	—	—	—	—	522	—	14	536
Other comprehensive income	—	—	—	—	—	—	14	1	15
Shares issued—stock-based compensation	—	—	(18,397)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(34)	—	—	(34)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balances at June 30, 2021	134,651,380	$1	6,501,665	$(378)	$571	$6,633	$(56)	$568	$7,339

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	607	—	13	620
Other comprehensive loss	—	—	—	—	—	—	(19)	—	(19)
Common stock repurchased	—	—	355,800	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(27,148)	2	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(38)	—	—	(38)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2021	134,651,380	$1	6,830,317	$(406)	$576	$7,202	$(75)	$571	$7,869
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in millions of dollars)
Cash flows from operating activities
Net income	$2,049	$1,409
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	785	600
Stock-based compensation expense	26	23
Loss from disposition and write-off of property, plant and equipment	36	14
Deferred income taxes	44	50
Other losses, net	24	21
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(100)	(414)
Inventories	(338)	(180)
Prepaid expenses and other current assets	(18)	(49)
Accounts payable	2	184
Accrued and other liabilities	206	78
Other, net	(156)	(99)
Net cash provided by operating activities	2,560	1,637
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,171)	(428)
Additions to investments in unconsolidated subsidiaries	(177)	(19)
Additions to property, plant and equipment	(811)	(414)
Other, net	11	19
Net cash used for investing activities	(2,148)	(842)
Cash flows from financing activities
Debt issuance costs	—	(18)
Distributions to noncontrolling interests	(34)	(32)
Dividends paid	(123)	(107)
Proceeds from debt issuance	—	1,668
Repayment of senior notes	(250)	—
Repurchase of common stock for treasury	(68)	(30)
Other, net	(5)	6
Net cash provided by (used for) financing activities	(480)	1,487
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(135)	2,273
Cash, cash equivalents and restricted cash at beginning of period	1,941	1,337
Cash, cash equivalents and restricted cash at end of period	$1,806	$3,610
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, and the changes in its cash position for the nine months ended September 30, 2022 and 2021.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA, among other provisions, imposes a 15% corporate alternative minimum tax on the adjusted financial statement income of certain large corporations effective for tax years beginning after December 31, 2022 and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022. The Company is in the process of evaluating the IRA and the impact it may have on the Company's consolidated financial statements.

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
For the nine months ended September 30, 2022, the Company recognized acquisition-related costs of $6 for advisory, consulting and professional fees, and other expenses that were expensed as restructuring, transaction and integration-related costs as a component of the income from operations. The acquisition of Westlake Epoxy on the statement of cash flows is presented net of the cash and restricted cash acquired.
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
The information below represents the purchase price allocation:

Cash	$42
Accounts receivable	299
Inventories	346
Prepaid expenses and other current assets	24
Property, plant and equipment	660
Operating lease right-of-use assets	59
Intangible assets	145
Other assets	104
Total assets acquired	1,679
Accounts payable	189
Accrued and other liabilities	84
Deferred income taxes	95
Pensions and other post-retirement benefits	163
Operating lease liabilities	48
Other liabilities	19
Total liabilities assumed	598
Total identifiable net assets acquired	1,081
Noncontrolling interest	(2)
Goodwill	128
Total Westlake Corporation purchase consideration	$1,207

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Management estimated that consideration paid exceeded the fair value of the net assets acquired. The excess of the total equity value of Westlake Epoxy based on the purchase consideration over net assets acquired was recorded as goodwill, most of which is not expected to be deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. The purchase accounting adjustments recorded since the date of the acquisition resulted in a $9 increase in goodwill. Intangible assets acquired as a result of the Westlake Epoxy acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized. The Company has preliminarily estimated the useful lives of trade names, technology and customer relationships as 19 years, 17 years and 11 years, respectively.
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
Unaudited Pro Forma Financial Information
The acquired Westlake Epoxy business contributed net sales and net income of $1,146 and $68, respectively, to the Company for the period from February 1, 2022 to September 30, 2022. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Westlake Epoxy occurred on January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$3,956	$3,508	$12,654	$9,457
Net income attributable to Westlake Corporation	$401	$678	$2,086	$1,468
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
Boral Target Companies in North America.
On October 1, 2021, the Company completed its acquisition of Boral Limited's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a total final purchase consideration of $2,140 in an all-cash transaction. The assets acquired and liabilities assumed and the results of operations of the Boral Target Companies are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $952, of which $645 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $787. The purchase accounting adjustments for the nine months ended September 30, 2022, resulted in a $16 increase in goodwill. The intangible assets that have been acquired are being amortized over periods of 12 to 22 years.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The information below represents the final purchase price allocation:

Cash	$5
Accounts receivable	119
Inventories	156
Prepaid expenses and other current assets	3
Property, plant and equipment	482
Operating lease right-of-use assets	87
Intangible assets	952
Other assets	18
Total assets acquired	1,822
Accounts payable	46
Accrued and other liabilities	105
Deferred income taxes	243
Operating lease liabilities	73
Other liabilities	2
Total liabilities assumed	469
Total identifiable net assets acquired	1,353
Goodwill	787
Total Westlake Corporation purchase consideration	$2,140
LASCO Fittings, Inc.
On August 19, 2021, the Company completed its acquisition of LASCO Fittings, Inc., a Delaware corporation ("LASCO"), a manufacturer of injected-molded polyvinyl chloride ("PVC") fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for a total final closing purchase consideration of $277. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $105, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over periods of 17 to 18 years.
Dimex LLC.
On September 10, 2021, the Company completed its acquisition of DX Acquisition Corp., a Delaware corporation ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; home, office and industrial matting; marine dock edging; and masonry joint controls. The total final closing purchase consideration was $172. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $72, of which $48 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $68, with the remainder of the purchase consideration primarily allocated to property, plant and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over periods of 17 to 19 years.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $28 and $33 at September 30, 2022 and December 31, 2021, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees. In addition, the Company's restricted cash and cash equivalents include RS Cogen, L.L.C. ("RS Cogen") cash that is restricted under its senior credit facility. Restricted cash and cash equivalents are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
Trade customers	$2,001	$1,764
Related parties	3	3
Allowance for credit losses	(36)	(26)
	1,968	1,741
Federal and state taxes	124	62
Other	89	65
Accounts receivable, net	$2,181	$1,868

5. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished products	$1,285	$842
Feedstock, additives, chemicals and other raw materials	530	374
Materials and supplies	209	191
Inventories	$2,024	$1,407

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2021	$902	$1,122	$2,024
Goodwill acquired during the period	119	—	119
Measurement period adjustments	9	16	25
Effects of changes in foreign exchange rates	(17)	(8)	(25)
Balances at September 30, 2022	$1,013	$1,130	$2,143

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Accounts Payable
Accounts payable consist of the following:

	September 30, 2022	December 31, 2021
Accounts payable—third parties	$971	$849
Accounts payable to related parties	21	15
Notes payable	2	15
Accounts payable	$994	$879

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$—	$—	$—	$250	$—	$250
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	300	(2)	298	300	(2)	298
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(4)	746	750	(5)	745
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	686	(7)	679	794	(8)	786
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(3)	297	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	(11)	339	350	(11)	339
5.0% senior notes due 2046 (the "5.0% 2046 Senior Notes")	700	(21)	679	700	(22)	678
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(8)	492	500	(8)	492
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	(22)	578	600	(23)	577
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	(18)	432	450	(19)	431
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	6	—	6	19	—	19
Term loans due 2026 (the "2026 Term Loans")	13	—	13	9	—	9
Total long-term debt	4,916	(97)	4,819	5,283	(103)	5,180
Less current portion:
3.60% 2022 Senior Notes	—	—	—	(250)	—	(250)
8.73% 2022 RS Cogen Debt	(6)	—	(6)	(19)	—	(19)
Long-term debt, net of current portion	$4,910	$(97)	$4,813	$5,014	$(103)	$4,911
Unamortized debt issuance costs on long-term debt were $41 and $42 at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Company was in compliance with all of its long-term debt covenants.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
New Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.000% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.000% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
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
As of September 30, 2022, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the New Credit Agreement.
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
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2022 and 2021 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2021	$20	$(56)	$(36)
Other comprehensive gain (loss) attributable to Westlake Corporation	1	(196)	(195)
Balances at September 30, 2022	$21	$(252)	$(231)

Balances at December 31, 2020	$(24)	$(40)	$(64)
Other comprehensive loss attributable to Westlake Corporation	—	(11)	(11)
Balances at September 30, 2021	$(24)	$(51)	$(75)

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
The carrying and fair values of the Company's total long-term debt are summarized in the table below.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$—	$—	$250	$252
0.875% 2024 Senior Notes	298	280	298	287
3.60% 2026 Senior Notes	746	699	745	805
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	679	518	786	824
3.375% 2030 Senior Notes	297	254	296	319
3.50% 2032 GO Zone Refunding Senior Notes	249	223	249	271
2.875% 2041 Senior Notes	339	222	339	339
5.0% 2046 Senior Notes	679	586	678	885
4.375% 2047 Senior Notes	492	380	492	592
3.125% 2051 Senior Notes	578	369	577	582
3.375% 2061 Senior Notes	432	262	431	432
8.73% 2022 RS Cogen Debt	6	6	19	19
2026 Term Loans	13	13	9	9

11. Income Taxes
The effective income tax rate was 16.9% for the three months ended September 30, 2022 as compared to 23.7% for the three months ended September 30, 2021. The effective income tax rate for the three months ended September 30, 2022 was below the statutory rate of 21.0% primarily due to an increase in U.S. federal research and development credits available to the Company. The effective income tax rate for the three months ended September 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
The effective income tax rate was 22.4% for the nine months ended September 30, 2022 as compared to 23.1% for the nine months ended September 30, 2021. The effective income tax rate for the nine months ended September 30, 2022 and September 30, 2021 was above the statutory rate of 21.0% primarily due to state and foreign taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Westlake Corporation	$401	$607	$2,015	$1,371
Less:
Net income attributable to participating securities	(2)	(3)	(10)	(7)
Net income attributable to common shareholders	$399	$604	$2,005	$1,364
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares—basic	127,943,400	128,060,193	128,118,160	128,053,337
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	803,612	705,621	885,590	656,760
Weighted average common shares—diluted	128,747,012	128,765,814	129,003,750	128,710,097

Earnings per common share attributable to Westlake Corporation:
Basic	$3.12	$4.71	$15.65	$10.65
Diluted	$3.10	$4.69	$15.54	$10.60
Excluded from the computation of diluted earnings per share are options to purchase 587,530 and 426,918 shares of common stock for the three months ended September 30, 2022 and 2021, respectively; and 303,878 and 476,162 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends per common share	$0.3570	$0.2975	$0.9520	$0.8375

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
On March 15, 2022, the Company completed the acquisition of an additional 3.2% of the membership interests in LACC, LLC ("LACC"), from Lotte Chemical Corporation for $89. The Company accounts for its investment in LACC under the equity method of accounting and changes for the nine months ended September 30, 2022 were as follows:

Investment in LACC
Balance at December 31, 2021	$943
Cash contributions	87
Additional interest purchased	89
Depreciation and amortization	(32)
Balance at September 30, 2022	$1,087
Other Assets, Net
Other assets, net were $575 and $417 at September 30, 2022 and December 31, 2021, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $343 and $261 at September 30, 2022 and December 31, 2021, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,461 and $1,196 at September 30, 2022 and December 31, 2021, respectively. Accrued rebates and accrued income taxes, which are components of accrued and other liabilities, were $234 and $141, respectively, at September 30, 2022 and $213 and $88, respectively, at December 31, 2021. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $39 and $49 at September 30, 2022 and December 31, 2021, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related costs of $6 for the three months ended September 30, 2022 and $24 for the nine months ended September 30, 2022, and of $6 for the three and nine months ended September 30, 2021, primarily consisted of costs associated with the Company's recent acquisitions.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $149 and $74 at September 30, 2022 and September 30, 2021, respectively.
Operating Lease Supplemental Cash Flow
Right-of-use assets obtained in exchange for operating lease obligations were $138 and $63 for the nine months ended September 30, 2022 and 2021, respectively.

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
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of September 30, 2022 and December 31, 2021, the Company had reserves for environmental contingencies totaling approximately $55 and $56, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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
Other Matter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. The case was initially dismissed. Triad Hunter appealed the dismissal, and in March 2019, the Court of Appeals in the Seventh Appellate District in Monroe County, Ohio reversed the dismissal. Trial began in October 2022. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant and awarded damages of approximately $70. No final judgment has yet been entered. The final judgment could include punitive damages, pre-judgment interest, post-judgment interest, and attorneys' fees. If the final judgment orders the Company to pay any amount of damages, the Company will appeal that decision to the Court of Appeals. Upon receipt of the jury verdict, the Company reserved approximately $70, in the quarter ended September 30, 2022, for the damages awarded to Triad Hunter.
Environmental Remediation; Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $65 to $130.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net external sales
Performance and Essential Materials
Performance Materials	$1,689	$1,588	$5,678	$4,333
Essential Materials	1,022	734	2,969	1,877
Total Performance and Essential Materials	2,711	2,322	8,647	6,210
Housing and Infrastructure Products
Housing Products	1,018	536	3,106	1,491
Infrastructure Products	227	197	742	570
Total Housing and Infrastructure Products	1,245	733	3,848	2,061
	$3,956	$3,055	$12,495	$8,271

Intersegment sales
Performance and Essential Materials	$248	$202	$788	$586
Housing and Infrastructure Products	—	—	—	—
	$248	$202	$788	$586

Income (loss) from operations
Performance and Essential Materials	$353	$769	$2,197	$1,728
Housing and Infrastructure Products	186	103	607	270
Corporate and other	(23)	(11)	(81)	(71)
	$516	$861	$2,723	$1,927

Depreciation and amortization
Performance and Essential Materials	$196	$168	$572	$497
Housing and Infrastructure Products	65	34	206	98
Corporate and other	3	1	7	5
	$264	$203	$785	$600

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income, net
Performance and Essential Materials	$12	$9	$25	$25
Housing and Infrastructure Products	3	—	9	4
Corporate and other	9	4	18	6
	$24	$13	$52	$35

Provision for (benefit from) income taxes
Performance and Essential Materials	$40	$179	$464	$388
Housing and Infrastructure Products	44	25	146	65
Corporate and other	—	(11)	(18)	(30)
	$84	$193	$592	$423

Capital expenditures
Performance and Essential Materials	$265	$126	$678	$367
Housing and Infrastructure Products	51	17	126	45
Corporate and other	2	1	7	2
	$318	$144	$811	$414
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from operations	$516	$861	$2,723	$1,927
Interest expense	(44)	(61)	(134)	(130)
Other income, net	24	13	52	35
Income before income taxes	$496	$813	$2,641	$1,832

	September 30, 2022	December 31, 2021
Total assets
Performance and Essential Materials	$13,990	$11,938
Housing and Infrastructure Products	5,129	5,021
Corporate and other	1,306	1,500
	$20,425	$18,459

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
As of September 30, 2022, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2022.

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
During third quarter 2022, our European businesses continued to be impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, also saw impacts of rising energy costs and interest rates and slowing demand. In the near term, we expect that higher energy costs, inflation and other macroeconomic conditions could reduce margins and demand for most of our products.
Performance and Essential Materials
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and chlor-alkali are some of the most widely used materials in the world and are upgraded into a variety of higher value-added products used in many end-markets. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a global leading chlorovinyls producer. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; renewable wind energy; coatings; and housing and construction products. Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.
Demand for our products in the first half of 2020 was negatively impacted by the onset of the COVID-19 pandemic. Global demand for most of our products started strengthening in the second half of 2020 and remained strong through the first half of 2022. However, in the past year, we have seen significant volatility in natural gas, ethane and ethylene prices, primarily due to changes in demand, the timing for certain new ethylene capacity additions, the availability of natural gas liquids, and the ongoing conflict between Russia and Ukraine. Depending on the performance of the global economy, the timing of resolution of the conflict between Russia and Ukraine, disruption in the global supply chain, volatility in natural gas and electricity prices in Europe and across the world, labor shortages and costs, potential resurgence of the COVID-19 pandemic, the trend of crude oil prices, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East in the remainder of 2022 and beyond, the sustainability of the current demand for most of our products in this segment, inflationary pressures and concerns over slower future economic growth, including the possibility of recession or financial market instability, our financial condition, results of operations or cash flows could be negatively or positively impacted.

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
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 due to rising mortgage rates. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index provided by the National Association of Home Builders among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities, the possibility of recession or financial market instability, rapidly rising interest rates, decade high mortgage interest rates impacting consumer affordability, and ongoing labor and supply chain constraints are expected to have an unfavorable impact on the demand for housing and, as a result, our products produced by this segment.
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
During the fourth quarter of 2021, we completed the acquisition of Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for $2,140 million. During the third quarter of 2021, we completed the acquisitions of LASCO Fittings, Inc. ("LASCO"), a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for $277 million, and DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls, for $172 million. The results of operations for these acquired businesses are included in the Housing and Infrastructure Products segment for the nine months ended September 30, 2022.
Factors that have caused volatility in our raw material prices, energy costs and production processes in the past, and which may do so in the future, include significant fluctuation in prices of raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic, business or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, inflationary pressures, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.

Recent Developments
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA, among other provisions, imposes a 15% corporate alternative minimum tax on the adjusted financial statement income of certain large corporations effective for tax years beginning after December 31, 2022 and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022. The Company is in the process of evaluating the IRA and the impact it may have on the Company's consolidated financial statements.
Expansion of Share Repurchase Program
On August 12, 2022, our Board of Directors authorized the Company to repurchase an additional $500 million of shares of its common stock under its existing share repurchase program.
Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA") and Free Cash Flow. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We define Free Cash Flow as net cash provided by operating activities less additions to property, plant and equipment. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows.
EBITDA is included in this Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. Free Cash Flow is included in this Form 10-Q because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Free Cash Flow when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Free Cash Flows. Management also believes that Free Cash Flow is useful to investors and securities analysts to evaluate our liquidity, evaluate strategic investment, evaluate our stock buyback plan and measure our ability to meet our future debt service. EBITDA and Free Cash Flow are not substitutes for the GAAP measures of net income, income from operations and net cash provided by operating activities and is not necessarily a measure of our ability to fund our cash needs. In addition, companies calculate EBITDA and Free Cash Flow differently and, therefore, EBITDA and Free Cash Flow as presented for us may not be comparable to EBITDA and Free Cash Flow reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes.
Reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, and Free Cash Flow to net cash provided by operating activities are included in the "Results of Operations" section below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,689	$1,588	$5,678	$4,333
Essential Materials	1,022	734	2,969	1,877
Total Performance and Essential Materials	2,711	2,322	8,647	6,210
Housing and Infrastructure Products
Housing Products	1,018	536	3,106	1,491
Infrastructure Products	227	197	742	570
Total Housing and Infrastructure Products	1,245	733	3,848	2,061
Total	$3,956	$3,055	$12,495	$8,271

Income (loss) from operations
Performance and Essential Materials	$353	$769	$2,197	$1,728
Housing and Infrastructure Products	186	103	607	270
Corporate and other	(23)	(11)	(81)	(71)
Total income from operations	516	861	2,723	1,927
Interest expense	(44)	(61)	(134)	(130)
Other income, net	24	13	52	35
Provision for income taxes	84	193	592	423
Net income	412	620	2,049	1,409
Net income attributable to noncontrolling interests	11	13	34	38
Net income attributable to Westlake Corporation	$401	$607	$2,015	$1,371
Diluted earnings per share	$3.10	$4.69	$15.54	$10.60
EBITDA (1)	$804	$1,077	$3,560	$2,562
Free Cash Flow (2)	$629	$611	$1,749	$1,223
_____________
(1)See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior-year period
Performance and Essential Materials	+7.3%	+9.5%	+24.0%	+15.3%
Housing and Infrastructure Products	+31.1%	+38.6%	+44.6%	+42.0%
Company average	+13.0%	+16.5%	+29.1%	+21.9%

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+102.8%	+107.1%
Feedstock (Ethane)	+58.0%	+81.7%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$947	$755	$2,560	$1,637
Changes in operating assets and liabilities and other	(572)	(109)	(467)	(178)
Deferred income taxes	37	(26)	(44)	(50)
Net income	412	620	2,049	1,409
Less:
Other income, net	24	13	52	35
Interest expense	(44)	(61)	(134)	(130)
Provision for income taxes	(84)	(193)	(592)	(423)
Income from operations	516	861	2,723	1,927
Add:
Depreciation and amortization	264	203	785	600
Other income, net	24	13	52	35
EBITDA	$804	$1,077	$3,560	$2,562
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in millions)
Net cash provided by operating activities	$947	$755	$2,560	$1,637
Less:
Additions to property, plant and equipment	(318)	(144)	(811)	(414)
Free Cash Flow	$629	$611	$1,749	$1,223

Summary
For the quarter ended September 30, 2022, net income attributable to Westlake was $401 million, or $3.10 per diluted share, on net sales of $3,956 million. This represents a decrease in net income attributable to Westlake of $206 million, or $1.59 per diluted share, compared to the quarter ended September 30, 2021 net income attributable to Westlake of $607 million, or $4.69 per diluted share, on net sales of $3,055 million. Income from operations for the quarter ended September 30, 2022 was $516 million, a $345 million decrease from income from operations of $861 million for the quarter ended September 30, 2021. The decrease in net income and income from operations was primarily due to significant volatility in the global economic environment resulting in higher natural gas, power and feedstock costs, lower polyethylene and PVC resin sales prices and margins, lower demand for certain of our products and a litigation charge for $70 million, or $0.42 per diluted share, after tax. The decrease in net income and income from operations in the third quarter of 2022 was partially offset by higher prices for caustic soda and higher polyethylene sales volumes. Selling, general and administrative expenses were also higher in the third quarter of 2022 primarily due to the businesses acquired in the fourth quarter of 2021 and in the first quarter of 2022. Net sales increased by $901 million to $3,956 million in the quarter ended September 30, 2022 from $3,055 million in the quarter ended September 30, 2021. The increase in net sales was due to higher sales prices for caustic soda, chlorine and derivative products in addition to many of our products in the Housing and Infrastructure Products segment, contributions from the businesses acquired in the second half of 2021 and in the first quarter of 2022 and higher polyethylene sales volumes, partially offset by lower prices for polyethylene and PVC resin and lower sales volumes for PVC resin and caustic soda.
For the nine months ended September 30, 2022, net income attributable to Westlake was $2,015 million, or $15.54 per diluted share, on net sales of $12,495 million. This represents an increase in net income attributable to Westlake of $644 million, or $4.94 per diluted share, compared to the nine months ended September 30, 2021 net income attributable to Westlake of $1,371 million, or $10.60 per diluted share, on net sales of $8,271 million. Income from operations for the nine months ended September 30, 2022 was $2,723 million, a $796 million increase from income from operations of $1,927 million for the nine months ended September 30, 2021. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for most of our major products, caused by the strong demand for our products primarily during the first half of 2022, as well as the contributions from the businesses acquired in the second half of 2021 and in the first quarter of 2022. The nine months ended September 30, 2022 net income and operating income were negatively impacted by higher natural gas, power and feedstock costs. Selling, general and administrative expenses were also higher for the nine months ended September 30, 2022 primarily due to the businesses acquired in the second half of 2021 and in the first quarter of 2022. Net sales increased by $4,224 million to $12,495 million in the nine months ended September 30, 2022 from $8,271 million in the nine months ended September 30, 2021, due to higher sales prices for most of our products in both of our segments. Sales volumes in the nine months ended September 30, 2022 were also higher in both segments as compared to the nine months ended September 30, 2021, due to the contributions from the acquired businesses in the second half of 2021 and in the first quarter of 2022 and higher polyethylene sales volumes, partially offset by lower PVC resin, caustic soda and PVC compounds sales volumes.
RESULTS OF OPERATIONS
Third Quarter 2022 Compared with Third Quarter 2021
Net Sales. Net sales increased by $901 million, or 29%, to $3,956 million in the third quarter of 2022 from $3,055 million in the third quarter of 2021, primarily attributable to higher sales prices for caustic soda, chlorine and derivative products in the Performance and Essential Materials segment in addition to many of our products in the Housing and Infrastructure Products segment and from the businesses acquired in the second half of 2021 and in the first quarter of 2022. Average sales prices for the third quarter of 2022 increased by 13% as compared to the third quarter of 2021 due to strong demand for caustic soda and many of our products that serve the residential construction, repair and remodeling markets in North America, partially offset by lower polyethylene and PVC resin sales prices. Sales volumes increased by 17% in the third quarter of 2022 as compared to the third quarter of 2021, substantially due to the businesses acquired in the second half of 2021 and in the first quarter of 2022 and higher polyethylene sales volumes, partially offset by lower caustic soda and PVC resin sales volume.
Gross Profit. Gross profit margin percentage was 20% in the third quarter of 2022 as compared to 33% in the third quarter of 2021. The decrease in gross profit margin was primarily due to higher natural gas, power and feedstock costs, and lower prices and margins for polyethylene and PVC resin, which was partially offset by higher prices and margins for caustic soda and higher margins on our housing and infrastructure products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $93 million to $215 million in the third quarter of 2022 as compared to $122 million in the third quarter of 2021. This increase was mainly due to selling, general, and administrative expenses of the businesses acquired in the fourth quarter of 2021 and in the first quarter of 2022 as well as higher compensation expenses.

Amortization of Intangibles. Amortization expense increased by $10 million to $39 million in the third quarter of 2022, from $29 million in the third quarter of 2021, primarily due to the amortization of intangibles associated with the businesses acquired in the fourth quarter of 2021 and in the first quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $6 million in the third quarter of 2022 was consistent with the third quarter of 2021 and primarily consisted of costs associated with our businesses acquired in the second half of 2021 and in the first quarter of 2022.
Interest Expense. Interest expense decreased by $17 million to $44 million in the third quarter of 2022 from $61 million in the third quarter of 2021, primarily due to realization of losses in the third quarter of 2021 on the settlement of interest rate lock arrangements associated with the issuance of $1,700 million aggregate principal amount of senior notes in August 2021 ("Notes"), partially offset by higher average debt outstanding in the third quarter of 2022 as compared to the third quarter of 2021.
Other Income, Net. Other income, net increased by $11 million to $24 million in the third quarter of 2022 from $13 million in the third quarter of 2021, primarily due to higher interest income.
Income Taxes. The effective income tax rate was 16.9% for the third quarter of 2022 as compared to 23.7% for the third quarter of 2021. The effective tax rate in the third quarter of 2022 was lower compared to the third quarter of 2021 primarily due to an increase in U.S. federal research and development credits available to the Company.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $389 million, or 17%, to $2,711 million in the third quarter of 2022 from $2,322 million in the third quarter of 2021. Average sales prices for the Performance and Essential Materials segment increased by 7% in the third quarter of 2022 as compared to the third quarter of 2021. Higher Essential Materials sales prices were primarily driven by higher prices for caustic soda, chlorine and derivative products. These increases were offset by lower polyethylene and PVC resin sales prices in the Performance Materials businesses. Sales volumes for the Performance and Essential Materials segment increased by 10% in the third quarter of 2022 as compared to the third quarter of 2021, primarily resulting from contributions from the acquisition of Westlake Epoxy in the first quarter of 2022 and higher polyethylene sales volumes, partially offset by lower caustic soda and PVC resin sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $416 million to $353 million in the third quarter of 2022 from $769 million in the third quarter of 2021. This decrease in income from operations was due to lower polyethylene and PVC resin sales prices, lower caustic soda and PVC resin sales volumes, higher natural gas, power and feedstock costs and a litigation charge. The decrease in income from operations was partially offset by higher caustic soda sales prices and margins and higher polyethylene sales volumes. Trading activity for the third quarter of 2022 resulted in a loss of approximately $24 million as compared to a gain of $10 million for the third quarter of 2021.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $512 million, or 70%, to $1,245 million in the third quarter of 2022 from $733 million in the third quarter of 2021. In addition to the net sales from the businesses we acquired in the second half of 2021, the increase in the third quarter of 2022 was mainly due to higher sales prices across our businesses as compared to the prior-year period. Average sales prices for the Housing and Infrastructure Products segment increased by 31% in the third quarter of 2022 as compared to the third quarter of 2021, primarily due to continued demand for residential construction and repair and remodeling products as well as increased prices to account for higher raw material costs. Sales volumes for the Housing and Infrastructure Products segment increased by 39% in the third quarter of 2022 as compared to the third quarter of 2021 primarily due to contributions from the businesses acquired in the second half of 2021.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $83 million to $186 million in the third quarter of 2022 from $103 million in the third quarter of 2021. This increase in income from operations was primarily due to higher sales prices driven by continuing higher demand for housing construction and remodeling products and contributions from the businesses acquired in the second half of 2021. The higher income from operations in the third quarter of 2022 as compared to the third quarter of 2021 was partially offset by higher raw material and production costs.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net Sales. Net sales increased by $4,224 million, or 51%, to $12,495 million in the nine months ended September 30, 2022 from $8,271 million in the nine months ended September 30, 2021, primarily attributable to higher sales prices for our PVC resin, caustic soda and for many of our products in the Housing and Infrastructure Products segment as well as higher sales volumes for polyethylene and contributions from the businesses acquired in 2021 and 2022. Average sales prices for the nine months ended September 30, 2022 increased by 29% as compared to the nine months ended September 30, 2021 due to strong demand for our chlorovinyl products and strong residential construction, repair and remodeling markets in North America during the first half of 2022. Sales volumes increased by 22% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the businesses acquired in the second half of 2021 and in the first quarter of 2022, partially offset by lower PVC resin, caustic soda and PVC compounds sales volume.
Gross Profit. Gross profit margin percentage was 28% in the nine months ended September 30, 2022 which was comparable to 29% in the nine months ended September 30, 2021. Higher sales prices and margins for PVC resin, caustic soda, pipes and fittings and PVC compounds were offset by higher natural gas, power and feedstock costs and lower volumes for PVC resin, caustic soda and PVC compounds during the nine months ended September 30, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $252 million to $635 million in the nine months ended September 30, 2022 as compared to $383 million in the nine months ended September 30, 2021. This increase was mainly due to the inclusion of expenses related to the businesses acquired in the second half of 2021 and in the first quarter of 2022 and higher compensation expenses.
Amortization of Intangibles. Amortization expense increased by $41 million to $124 million in the nine months ended September 30, 2022, as compared to $83 million in the nine months ended September 30, 2021, primarily due to the amortization of intangibles associated with the businesses acquired in the second half of 2021 and in the first quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. The restructuring, transaction and integration-related costs of $24 million in the nine months ended September 30, 2022 primarily consisted of costs associated with the businesses acquired in the second half of 2021 and in the first quarter of 2022.
Interest Expense. Interest expense increased by $4 million to $134 million in the nine months ended September 30, 2022 from $130 million in the nine months ended September 30, 2021, due to the higher average debt outstanding in the nine months ended September 30 2022 due to the issuance of senior notes in August 2021.
Other Income, Net. Other income, net increased by $17 million to $52 million in the nine months ended September 30, 2022 from $35 million in the nine months ended September 30, 2021, primarily due to higher interest income.
Income Taxes. The effective income tax rate was 22.4% for the nine months ended September 30, 2022 as compared to 23.1% for the nine months ended September 30, 2021. The effective tax rate in the nine months ended September 30, 2022 was lower compared to the nine months ended September 30, 2021, primarily due to an increase in U.S. federal research and development credits available to the Company.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $2,437 million, or 39%, to $8,647 million in the nine months ended September 30, 2022 from $6,210 million in the nine months ended September 30, 2021. Average sales prices for the Performance and Essential Materials segment increased by 24% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Higher Performance Materials sales prices were due to higher PVC resin sales prices. Higher Essential Materials sales prices were primarily driven by higher prices for caustic soda, chlorine and derivative products. Sales volumes for the Performance and Essential Materials segment increased by 15% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher sales volumes for polyethylene and contributions from the acquisition of Westlake Epoxy, which were partially offset by lower PVC resin sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $469 million to $2,197 million in the nine months ended September 30, 2022 from $1,728 million in the nine months ended September 30, 2021. This increase in income from operations was due to higher sales prices for PVC resin and caustic soda and higher margins for polyethylene. Income from operations was also higher due to contributions from the acquisition of Westlake Epoxy in the first quarter of 2022. The increase in income from operations versus the prior-year period was partially offset by higher natural gas, power and feedstock costs and a litigation charge. Trading activity for the nine months ended September 30, 2022 resulted in a loss of approximately $23 million as compared to a gain of $26 million for the nine months ended September 30, 2021.

Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $1,787 million, or 87%, to $3,848 million in the nine months ended September 30, 2022 from $2,061 million in the nine months ended September 30, 2021. In addition to the net sales from the businesses acquired in the second half of 2021, the increase in the nine months ended September 30, 2022 was also due to generally higher sales prices across our businesses as compared to the prior-year period. Average sales prices for the Housing and Infrastructure Products segment increased by 45% in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to strong residential construction and repair and remodeling industry activity during the first half of 2022. Sales volumes for the Housing and Infrastructure Products segment increased by 42% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to contributions from the businesses acquired in the second half of 2021.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $337 million to $607 million in the nine months ended September 30, 2022 from $270 million in the nine months ended September 30, 2021. This increase in income from operations was primarily due to higher sales prices driven by higher housing construction and remodeling activity during the first half of 2022. Income from operations was also higher due to contributions from the businesses acquired in the second half of 2021. The higher income from operations in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was partially offset by higher raw material, power and production costs.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Cash Flows
Operating Activities
Operating activities provided cash of $2,560 million in the first nine months of 2022 compared to cash provided by operating activities of $1,637 million in the first nine months of 2021. The $923 million increase in cash flows from operating activities was mainly due to an increase in income from operations and favorable changes in working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $248 million in the first nine months of 2022, compared to $381 million of cash used in the first nine months of 2021, a favorable change of $133 million. The favorable change in the first nine months of 2022 was driven by favorable changes in accounts receivable and accrued and other liabilities, which were partially offset by unfavorable changes in inventories and accounts payable.
Investing Activities
Net cash used for investing activities in the first nine months of 2022 was $2,148 million as compared to net cash used for investing activities of $842 million in the first nine months of 2021. The increase in investing activities in the first nine months of 2022 was primarily due to the acquisition of Westlake Epoxy in February 2022 for $1,171 million, net of cash acquired, the purchase of an additional 3.2% interest in LACC for $89 million and additional contributions of $87 million in LACC. Capital expenditures were $811 million in the first nine months of 2022, an increase of $397 million as compared to $414 million in the first nine months of 2021. Capital expenditures in the first nine months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2022 was $480 million as compared to net cash provided by financing activities of $1,487 million in the first nine months of 2021. The activities during the first nine months of 2022 were primarily related to the $123 million payment of cash dividends, the $34 million payment of cash distributions to noncontrolling interests, the redemption of $250 million aggregate principal amount of the 3.60% 2022 Senior Notes and repurchases of shares of our common stock for an aggregate amount of $68 million. The activities in the first nine months of 2021 were primarily related to the registered public offering of $300 million aggregate principal amount of the 0.875% 2024 Senior Notes, $350 million aggregate principal amount of the 2.875% 2041 Senior Notes, $600 million aggregate principal amount of the 3.125% 2051 Senior Notes and $450 million aggregate principal amount of the 3.375% 2061 Senior Notes and the payment of debt issuance costs of $18 million related to such notes. The remaining activities during the nine months ended September 30, 2021 related to the $107 million payment of cash dividends, the $32 million payment of cash distributions to noncontrolling interests and the repurchase of shares of our common stock for an aggregate purchase price of $30 million.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the New Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. During the third quarter of 2022, we repurchased 372,430 shares of our common stock and in the nine months ended September 30, 2022, we repurchased 784,920 shares of our common stock under the 2014 Program. As of September 30, 2022, we had repurchased 8,216,440 shares of our common stock for an aggregate purchase price of approximately $522 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units have been issued under this program as of September 30, 2022.
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
Cash and Cash Equivalents
As of September 30, 2022, our cash and cash equivalents totaled $1,778 million. In addition to our cash and cash equivalents, our New Credit Agreement is available as needed, as described under "Debt" below.
Debt
As of September 30, 2022, our indebtedness totaled $4.8 billion. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.
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

New Credit Agreement
On June 9, 2022, the Company entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.000% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.000% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
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
Revenue Bonds
In December 1997, we entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 million principal amount of tax-exempt waste disposal revenue bonds in order to finance our construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2022 was 2.45% and at December 31, 2021 was 0.14%.

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
8.73% 2022 RS Cogen Debt
In July 2000, RS Cogen, L.L.C. ("RS Cogen"), our 50%-owned joint venture, entered into a $75 million aggregate principal amount senior credit facility institutional loan at an interest rate of 8.73%. All of the assets of RS Cogen are pledged as collateral under its senior credit facility. Borrowings under this senior credit facility are repayable quarterly over the remaining term. The Company does not guarantee RS Cogen's debt commitments and RS Cogen is not a guarantor for any of the Company's other long-term debt obligations. The balance outstanding under this loan was $6 million at September 30, 2022.
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., our 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $21 million. The interest rate on these loans as of September 30, 2022 was 0.2%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $13 million as of September 30, 2022.
The indenture governing the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.0% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets.
As of September 30, 2022, we were in compliance with all of our long-term debt covenants.

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2022, outstanding borrowings under the credit facility totaled $377 million and bore interest at SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2022, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•industry market outlook, including the price of crude oil, natural gas, housing starts and repair and remodeling activity;
•macroeconomic outlook, including rising interest rates, inflation and possible recession;
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
•the potential impact on demand for ethylene due to initiatives such as recycling and customers seeking alternatives to polymers;
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
A substantial portion of our products and raw materials (such as ethane, natural gas and propane) are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2022, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before income taxes by $27 million and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would have decreased our income before income taxes by $1 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2022, we had $4,892 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $49 million. Also, at September 30, 2022, we had $24 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $24 million as of September 30, 2022 was 1.21%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at September 30, 2022.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at September 30, 2022. The arrangement is scheduled to mature in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2021 Form 10-K, filed on February 23, 2022, contained a description of various legal proceedings in which we are involved. See below and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 million in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek an approximately $500 million in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied and the cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.

From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2022):
•For several years, the Environmental Protection Agency (the "EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City facility and certain Lake Charles facilities. The EPA has informed us that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. In June 2022, the Department of Justice announced that the Company, EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires the Company to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units we are required to install at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 or will be incurred over the course of 2022 and 2023. The 30-day federal public comment period for the consent decree has concluded, as well as the public comment period for the states. When the court enters the consent decree, it will become effective. We do not believe that the resolution of these flare matters will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2021 Form 10-K. The risk factors included below provide updates to certain risk factors described in the 2021 Form 10-K. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Risk Factors Relating to Our Operations
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:
•general economic and business conditions, including in the United States, Europe and Asia, including inflation, interest rates and possible recession;
•new capacity additions in North America, Europe, Asia and the Middle East;
•the level of business activity in the industries that use our products;
•competitor action;
•technological innovations;
•currency fluctuations;
•the impact of supply chain constraints and workforce availability;
•international events and circumstances;
•pandemics, such as the COVID-19 pandemic, and other public health threats and efforts to contain their transmission;
•war, sabotage, terrorism and civil unrest, including the conflict between Russia and Ukraine;
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
A number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. Weakness in the U.S. residential housing market and economic weakness in North America, Europe, Asia and the Middle East could have an adverse effect on demand and margins for our products. Further, inflationary pressures and the possibility of recession can have an unfavorable impact on the demand for housing and our products.
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
The housing market may continue its recent decline or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
We cannot predict whether and to what extent the housing market in the United States will grow, particularly if interest rates for mortgage loans and construction costs continue to rise. The U.S. housing market remained strong throughout the COVID-19 pandemic, but began softening at the end of the second quarter of 2022 and has continued to decline in the third quarter of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans and increasing construction costs. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, higher home prices, population declines or slower rates of population growth or U.S. Federal Reserve policy changes.
If there is limited economic growth, a decline in employment and consumer income, a general change in consumer behavior, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, and/or tightening of mortgage lending standards, practices and regulation, or if interest rates for mortgage loans or home prices rise, there could be a corresponding adverse effect on our financial condition, results of operations or cash flows, including, but not limited to, the amount of revenues or profits we generate in our Housing and Infrastructure Products segment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2022	51,958	$97.37	51,330	$55,652,979
August 2022	—	—	—	555,652,979
September 2022	321,100	85.64	321,100	528,153,475
	373,058	$87.27	372,430
_____________
(1)    Includes 628, 0 and 0 shares withheld in July 2022, August 2022 and September 2022, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of September 30, 2022, 8,216,440 shares of our common stock had been acquired at an aggregate purchase price of approximately $522 million under the 2014 Program. At September 30, 2022, $5 million related to the repurchase of common stock for treasury, was included as a component of accounts payable on the consolidated balance sheet. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CORPORATION

Date:	November 3, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)