Form 10-K
period 2022-12-31
WESTLAKE CORP
filed 2023-02-22
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2022, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2022 of $98.02 on the New York Stock Exchange was approximately $3.2 billion.
There were 127,362,571 shares of the registrant's common stock outstanding as of February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2023 Annual Meeting of Stockholders to be held on May 11, 2023.

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
•industry market outlook, including the price of crude oil, natural gas, ethane, housing starts and repair and remodeling activity;
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
•results of acquisitions including the results, effects and benefits of the acquisition of Westlake Epoxy;
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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•the ultimate timing, outcome and results of integrating the operations of Westlake Epoxy and the ultimate outcome of our operating efficiencies applied to the products and services of Westlake Epoxy; the effects of the acquisition, including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from the acquisition and our ability to realize such synergies and other benefits;
•general economic and business conditions, including inflation, interest rates and possible recession;
•the cyclical nature of the chemical and building products industries;
•the availability, cost and volatility of raw materials and energy;
•uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere, including the conflict between Russia and Ukraine;
•uncertainties associated with pandemic infectious diseases, particularly COVID-19;
•uncertainties associated with climate change;
•the potential impact on demand for ethylene, polyethylene and polyvinyl chloride due to initiatives such as recycling and customers seeking alternatives to polymers;
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
ii

Industry and Market Data
Industry and market data used throughout this Form 10-K were obtained through internal company research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications. We have not independently verified market and industry data from external sources. While we believe internal company estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2022. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

iii

PART I

Item 1. Business
General
We are a vertically integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products that enhances the lives of people every day. Our products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, water treatment, wind turbines, coatings as well as other durable and non-durable goods. We operate in two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. Performance and Essential Materials includes Westlake North American Vinyls, Westlake North American Chlor-alkali & Derivatives, Westlake European & Asian Chlorovinyls, Westlake Olefins, Westlake Polyethylene and Westlake Epoxy. Housing and Infrastructure Products includes Westlake Royal Building Products, Westlake Pipe & Fittings, Westlake Global Compounds and Westlake Dimex. Historically, until the fourth quarter of 2021, we had operated under two principal operating segments, Olefins and Vinyls. The change has been retrospectively reflected in the periods presented in this Form 10-K. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene and styrene monomer. We also have substantial downstream integration from polyvinyl chloride ("PVC") into our building products, PVC pipes and fittings and PVC compounds in our Housing and Infrastructure Products segment.
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
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of common units (the "Westlake Partners IPO"). As of February 15, 2023, Westlake Partners' assets consisted of a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly-owned by us. OpCo's assets include two ethylene production facilities at our olefins facility in Lake Charles, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain a 77.2% limited partner interest in OpCo, a 40.1% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of our Performance and Essential Materials segment. For more information, see "—Performance and Essential Materials Business" below.
On November 12, 2019, we completed the acquisition of an additional 34.8% of the membership interests in LACC, LLC ("LACC") from Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), for approximately $817 million (the "Transaction"). Prior to the Transaction, we owned approximately 12% of the membership interests in LACC. On March 15, 2022, the Company completed the acquisition of an additional 3.2% membership interest in LACC from Lotte for approximately $89 million. As of December 31, 2022, we owned an aggregate 50% membership interest in LACC. The LACC ethylene plant has 2.2 billion pounds per year of ethylene production capacity and is adjacent to our chlor-alkali facility in Lake Charles. We receive our proportionate share of LACC's ethylene production on a cash-cost basis, which is expected to benefit our integrated downstream operations.
On June 20, 2021, we, through one of our wholly-owned subsidiaries, entered into an Equity Purchase Agreement (the "Boral Purchase Agreement") by and among Boral Building Products Inc., a Michigan corporation, Boral Stone Products LLC, a Delaware limited liability company, Boral Lifetile Inc., a California corporation, Boral Windows LLC, a Utah limited liability company, Boral Industries Inc., a California corporation ("Boral Industries"), and, solely for the limited purposes set forth therein, we and Boral Limited, an Australian corporation ("Boral"). Pursuant to the terms of the Boral Purchase Agreement, we agreed to acquire from Boral Industries all of the issued and outstanding equity interests of certain subsidiaries of Boral Industries engaged in Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies"). On October 1, 2021, we completed the acquisition of the Boral Target Companies. The total closing purchase consideration was $2,140 million in an all-cash transaction. The assets acquired and liabilities assumed and the results of operations of this business are included in the Housing and Infrastructure Products segment.

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
On September 10, 2021, we completed the acquisition of, and acquired all of the equity interests in, DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls The total closing purchase consideration was $172 million. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment.
On February 1, 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Westlake Epoxy") for a total closing purchase consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of Westlake Epoxy are included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainable-oriented applications – such as wind turbine blades and light-weight automotive structural components.
As a global manufacturer of products in the performance and essential materials and housing and infrastructure products businesses, we understand the importance of reducing the environmental impact of our feedstocks, production and product usage, and developing innovations, together with our customers, to meet their objectives while also reducing the environmental impact. To further these objectives, we strive to manufacture efficiently and utilize recycled or scrap materials when possible in our manufacturing processes. We also develop product innovations designed to fulfill our customers’ sustainability needs, such as products with increased post-industrial recycled (PIR) or post-consumer recycled (PCR) content. In 2022, Westlake established a target 20% reduction in its Scope 1 and Scope 2 CO2 equivalent emissions per ton of production by 2030 from a 2016 baseline.
Performance and Essential Materials Business
Products
Principal products in our integrated Performance and Essential Materials segment include ethylene, polyethylene, styrene, chlor-alkali (chlorine and caustic soda), chlorinated derivative products, ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM") and PVC. We manage our integrated vinyls production chain to optimize product margins and capacity utilization.
We manufacture ethylene through three of the OpCo plants and our portion of LACC's production capacity located in Lake Charles and Calvert City. Chlor-alkali materials are produced at our three plants located in Lake Charles, two plants located in Germany and one plant each located in Calvert City, Plaquemine, Geismar, Natrium, Longview and Beauharnois. Our VCM is produced at our two plants in Lake Charles, two plants located in Germany and one plant each at Calvert City, Plaquemine and Geismar. Our PVC is produced at our four plants located in Germany and one plant each at Calvert City, Plaquemine, Geismar and Aberdeen. Polyethylene and associated products are produced at our two polyethylene plants in Lake Charles and three polyethylene plants and a specialty polyethylene wax plant at our Longview site. Our chlorinated derivative products are produced at our plants in Lake Charles and Natrium. Styrene monomer is produced at our plant located in our Lake Charles facility. Epoxy Specialty Resins are produced at two plants located in Germany, two plants in the United States, one plant in Spain and one plant in South Korea. Base Epoxy Resins and Intermediaries are produced at our plants in Pernis, the Netherlands and Deer Park, United States. Our other Asian manufacturing facilities are located near Shanghai, in China, and in Kaohsiung, Taiwan, through our 95%- and 60%-owned joint ventures, respectively, where we produce chlor-alkali, PVC and associated products. As of February 15, 2023, we (directly and through OpCo, our investment in LACC, and our 95%- and 60%-owned joint ventures in China and Taiwan, respectively) had approximately 43.4 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia in our Performance and Essential Materials segment.
The following table illustrates our Performance and Essential Materials segment production capacities at February 15, 2023 by principal product and the end uses of these products:

Product (1)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (4) (5) (6)
	(Millions of pounds)
Ethylene (3)	4,820	VCM, polyethylene, EDC, styrene, ethylene oxide/ethylene glycol	Calvert City, Kentucky Lake Charles, Louisiana

Product (1)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (4) (5) (6)
	(Millions of pounds)
Chlorine	7,400	VCM, EDC, organic/inorganic chemicals, bleach and water treatment	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
Caustic Soda	8,140	Pulp and paper, organic/inorganic chemicals, neutralization and alumina	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
VCM	7,940	PVC, PVC Compounds	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Gendorf and Knapsack, Germany
Specialty PVC	980	Automotive sealants, cable sheathing, medical applications and other applications	Burghausen, Cologne, and Gendorf, Germany
Commodity PVC	6,820	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications	Calvert City, Kentucky Geismar, Louisiana Plaquemine, Louisiana Aberdeen, Mississippi Cologne and Knapsack, Germany
Low-Density Polyethylene ("LDPE")	1,500	High clarity packaging and bags, shrink films, food packaging, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding	Lake Charles, Louisiana Longview, Texas
Linear Low-Density Polyethylene ("LLDPE")	1,070	Heavy-duty films and bags, general purpose liners	Lake Charles, Louisiana Longview, Texas
Chlorinated Derivative Materials	2,290	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production	Lake Charles, Louisiana Natrium, West Virginia
Styrene	570	Consumer disposables, packaging material, appliances, paints and coatings, resins and building materials	Lake Charles, Louisiana
Epoxy Specialty Resins	580	Protective Coatings and Adhesive Applications; Building and bridge construction, flooring, transportation, oil & gas
Electrical Applications; Generators and bushings, transformers, medium and high-voltage switch gear components
Composites Epoxy Resins; Wind energy, automotive, aerospace, construction, industrial applications
			Lakeland, Florida Argo, Illinois Duisburg and Esslingen, Germany Onsan, South Korea Barbostro, Spain
Base Epoxy Resins and Intermediaries (BERI)	1,280	Electrocoat; Automotive, general industry
Powder coatings; White goods, pipes for oil and gas transformation, general industry
Heat Cured Coatings; Metal packaging and coil coated steel for construction and general industry
			Deer Park, Texas Pernis, Rotterdam, The Netherlands

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
(5)    We lease the land on which our Gendorf, Burghausen, Knapsack, Cologne and Esslingen, Germany facilities, Longview and Deer Park, Texas facilities and Argo, Illinois facility are located. We also lease the Esslingen, Germany building.
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
We are a leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher-margin specialty polyethylene products. In 2022, our annual capacity of approximately 1.5 billion pounds of LDPE was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both the Lake Charles and Longview (TX) facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.

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
Epoxy Specialty Resins. With the acquisition of the Westlake Epoxy business, Westlake is now one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. Epoxy specialty resins are used for a variety of high-end coating applications that require superior adhesion, corrosion resistance and durability of epoxy such as protective coatings that are used for construction, flooring and transportation, among others. Epoxy-based surface coatings are among the most widely used industrial coatings due to their long service life and broad application functionality combined with overall economic efficiency. Our epoxy specialty resins are also used for electrical applications such as generators, bushings, transformers and, medium and high voltage switch gear components. In composites, our specialty epoxy products are used either as replacements for traditional materials such as metal, wood and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. We are also one of the leading producers of resins that are used in fiber reinforced composites. Composites are a fast-growing class of materials that are used in a wide variety of applications ranging from wind energy, automotive, aerospace, construction and industrial applications. We produce epoxy specialty resins at our Duisburg and Esslingen plants in Germany, Barbastro plant in Spain, Onsan plant in South Korea, and Lakeland and Argo plants in the United States. We have the total capacity to produce approximately 580 million pounds of epoxy specialty resins per year, all of which is sold to external customers.
Base Epoxy Resins and Intermediaries (BERI). We are a leading supplier of Liquid and Solid Epoxy Resin. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A ("BPA") and epichlorohydrin ("ECH"), key precursors in the downstream manufacturing of basic epoxy resins and specialty resins. We internally consume the majority of our BPA and ECH, which ensures consistent supply of our required intermediate materials. We produce base epoxies and intermediaries at our Deer Park, United States and Pernis, the Netherlands plants, where we have the capacity to produce approximately 1,280 million pounds per year.
Product and Application Development: Our product and application development activities are geared towards developing and enhancing products, processes and applications. Facilities where we perform such activities are located in the United States, Germany, China and the Netherlands.
Electricity. Our Lake Charles, Plaquemine and Natrium cogeneration assets have the capacity to generate electricity of approximately 845, 240 and 100 megawatts, respectively, per year.
Feedstocks
We are highly integrated along our materials production chain. We (through OpCo) produce most of the ethylene required to produce our polyethylene and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview (TX) site. Additionally, through OpCo, we produce most of the ethylene required at our Calvert City facility utilizing ethane feedstock. The LACC ethylene facility is located adjacent to our chlor-alkali facility in Lake Charles and has an ethylene production capacity of 2.2 billion pounds per year. During the third quarter of 2019, the LACC ethylene plant began its commercial operations. At December 31, 2022, we, through one of our subsidiaries, owned 50% of the membership interests in LACC. We receive our proportionate share in ethylene production on a cash-cost basis and primarily use it to produce VCM. In addition to ethylene supplied by OpCo and LACC, we also acquire ethylene from third parties in order to supply a portion of our ethylene requirements. In Germany, we have access to, and partially own, an ethylene pipeline.

We acquire butene and hexene to manufacture polyethylene and benzene to manufacture styrene. We receive butene and hexene at the Lake Charles site and hexene at the Longview (TX) site via rail car from several suppliers. We receive benzene via barges, ships and pipeline pursuant to short-term arrangements. We purchase butene and hexene pursuant to multi-year contracts.
The salt requirements for several of our larger chlor-alkali plants are supplied internally from salt domes we either own or lease and the salt is transported by pipelines we own. We purchase the salt required for our other chlor-alkali plants pursuant to long-term contracts. Electricity and steam for one of our Lake Charles facilities and our Plaquemine facility are produced by on-site cogeneration units. A portion of our Natrium facility's electricity requirements is produced by our on-site generation unit, and the remainder is purchased. We purchase electricity for our remaining facilities under long-term contracts. We purchase VCM for our Asian PVC plant on a contract and spot basis.
The raw materials that we primarily use to manufacture our epoxy products include chlorine, caustic soda, phenol and acetone, all of which are available from more than one source. Prices for our main feedstocks are generally driven by the underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations.
Sustainability
After we initially introduced our lower-carbon GreenVin® Caustic Soda and GreenVin® PVC products in Germany in early 2021, we expanded our lower-carbon offerings with GreenVin® bio-attributed PVC, which offers significant CO2 savings as compared to conventionally produced PVC by Westlake Vinnolit. In addition to using renewable power sources, in 2022 we started to utilize ISCC PLUS-certified renewable ethylene from second generation non-food biomass to produce GreenVin® bio-attributed PVC. The use of renewable power sources has resulted in a reduced CO2 footprint for GreenVin® PVC and GreenVin® Caustic Soda of approximately 25% and 30%, respectively, as compared to conventionally produced comparable products by Westlake Vinnolit as certified by TÜV Rheinland. Caustic soda and PVC are essential materials found in a variety of applications, including detergent, paper and packaging materials, pharmaceuticals, building products, medical products and water treatment products.
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
No single customer accounted for 10% or more of net sales for the Performance and Essential Materials segment in 2022.

Competition
The markets in which our Performance and Essential Materials businesses operate are highly competitive. Competition in the materials market is based on product availability, product quality and consistency, product performance, customer service and price. Our competitors in the ethylene, polyethylene and styrene markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, Dow Inc., ExxonMobil Chemical Company, Formosa Plastics Corporation, LyondellBasell Industries, N.V., NOVA Chemicals Corporation and Sasol Limited. We compete in the chlor-alkali and PVC markets with other producers including Formosa Plastics Corporation, INOVYN ChlorVinyls Limited, KEM ONE Group SAS, Olin Corporation, Orbia Advanced Corporation, Oxy Chem, LP, Shintech, Inc. and VYNOVA Group. Our competitors in epoxy resins include Olin Corporation, Nan Ya Plastics Corporation, the Spolchemie Group, Leuna Harze, Aditya Birla (Thai Epoxy), Huntsman Corporation, Swancor, Bohui, Techstorm, Kangda, Evonik Industries AG, Allnex, Kukdo and the Formosa Plastics Corporation.
Housing and Infrastructure Products Business
Our Brands and Products
We manufacture and sell housing and infrastructure products including residential PVC siding; PVC trim and mouldings; architectural stone veneer; windows; PVC decking; PVC films for various inflatables, wallcovering, tape and roofing applications; polymer composite and cement roof tiles; PVC pipe and fittings for various water, sewer, electrical and industrial applications; PVC compounds used in various housing, medical and automobile products; and a variety of consumer and commercial products such as landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls.
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
Siding. Our siding products include insulated siding and vinyl siding and accessory products. Additionally, we offer premium siding products such as Celect® Cellular Composite Siding and, TruExterior® Siding. Our siding business is also a leader in non-wood shutters and siding accessories along with an array of specialty tools to aid installation. Our brands include Royal® Siding, Portsmouth Shake and Shingle™, Foundry® Specialty Siding, TruExterior® Siding&Trim, Celect® Cellular Exteriors, Mid-America® Exteriors, Tapco Tools®, and many more.
Trim and Mouldings. We offer a wide variety of trim and moulding products, including exterior and interior products for homes, multi-family and light commercial structures that are used as substitute for wood and wood composite offerings. Our brands include Royal® Trim and Mouldings, TruExterior® Siding&Trim, and, Kleer Lumber®, among others.
Stone. We are a leader in the masonry stone veneer category, with both mortar applied products and mechanically fastened products that are used as a substitute for stone on exterior walls and accents as well as in interior applications such as fireplaces, kitchens and bathrooms. Our stone brands include Cultured Stone®, Eldorado Stone®, Versetta Stone®, StoneCraft IndustriesTM and Dutch Quality Stone®, among others.
Roofing. Our DaVinci® Roofscapes is a premium composite roofing. Additional product offerings include concrete and clay roof tiles and stone coated steel roofing. Our other major roofing name brands include NewPoint®, Concrete Roof Tile, US Tile® Clay Roofing Products, Unified SteelTM, and Stone Coated Roofing among others.
Windows. We are a regional fabricator of vinyl windows in the South and Southeast markets of the United States. Our brands include Legacy Collection™, the Krestmark® Collection, and the Magnolia Collection™.
Outdoor Living Products. Our outdoor living products include Zuri™ Premium Decking and Kindred® Outdoor kitchens and fire bowls.
PVC Pipe. We manufacture and sell pipe ranging from ½ inch to 36 inches in diameter, in gasketed, solvent welded, and restrained joint configurations. Our pipe products are used in residential water and sewer applications; municipal potable water and sewer infrastructure; plumbing and industrial applications, including drain, waste & vent ("DWV"); electrical duct and conduit; turf irrigation, water well and other major water transport market segments. We manufacture and market pipe for water, sewer, irrigation and conduit pipe products under the Westlake Pipe & Fittings brand name.

Specialty PVC Pipe. Our specialty PVC pipe includes the Certa-Lok® pipe and Certa-Lok® CLICTM joining systems, which provide restrained joints with rapid assembly, designed for use in potable water, sewer, fire protection, agriculture, well-casing, electrical conduit and other piping system applications in the residential and various infrastructure markets. Other specialty products include a system for high rise DWV installations that incorporates low smoke and flame properties. Our molecularly-oriented PVC ("PVCO") pipe, AquaMax™, is produced with less PVC than conventional pipe improving our environmental footprint while delivering higher performance. We also manufacture and market specialty pipe under the Certa-Set®, Certa-Flo®, Certa-Com®, Yelomine®, Fluid-Tite®, Kwik-Set®, Sure-Fit®, Cobra Lock™, and Kor-Flo® brand names, among others.
Fittings. Our fittings products include a range of injection molded and custom fabricated fittings including: injection mold DWV fittings for residential, low-rise and high-rise commercial installations; molded gasketed and solvent weld sewer fittings up to 15 inches, molded gasketed municipal pressure fittings and molded fittings for the pool, spa, industrial markets and electrical assemblies; and fabricated custom fittings up to 36 inches for municipal and plumbing installations. We manufacture and market specialty fittings under the Westlake Pipe & Fittings brand name.
PVC Compounds. PVC compounds are customized formulations that offer specific end-use properties based on customer-determined manufacturing specifications. PVC compounds are made by combining PVC resin with various additives in order to make either rigid and impact-resistant or soft and flexible compounds. The various compounds are then fabricated into end-products through extrusion, calendaring, injection-molding or blow-molding. Flexible PVC compounds are used for wire and cable insulation, medical applications and packaging, flooring, wall coverings, automotive interior and exterior trims and packaging. Rigid extrusion PVC compounds are commonly used in window and door profiles, vertical blinds and construction products, including pipe and siding. Injection-molding PVC compounds are used in specialty products such as computer housings and keyboards, appliance parts and containers. Powder compounds are primarily used in window and door profiles and pipe and fittings. We manufacture and market PVC compounds and specialized formulations under the Westlake Global Compounds and Nakan brand names.
Recycled Products. Westlake Dimex is a producer of various products made from post-industrial-recycled polyvinyl chloride, polyethylene and thermoplastic elastomer materials. These products include landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls.
Raw Materials and Suppliers
Our North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required by building products for our housing exteriors and PVC pipes and fittings plants. Our raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from our North American and Asian facilities within the Performance and Essential Materials segment or externally purchased based on the location of the plants. The remaining raw materials required, including pigments, fillers, stabilizers and other ingredients, are purchased under short-term contracts based on prevailing market prices.
Manufacturing
We operate 61 manufacturing locations primarily in the United States and Canada where we produce siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipes, specialty PVC pipes and fittings. In addition, we have 12 manufacturing locations across the world where we produce PVC compounds, including locations in North America, Europe and Asia. The following table illustrates the properties owned and leased by the Housing and Infrastructure Products business:

	Manufacturing Facilities
	Owned	Leased
North America	44	22
Europe	3	1
Asia	3	—

Marketing, Sales and Distribution
We sell a majority of our siding, trim and mouldings, stone, roofing, windows and outdoor living products, PVC pipe, specialty PVC pipe and fittings through a combination of our internal sales force and some manufacturer's representatives. In North America, we operate 38 leased and 7 owned distribution centers and warehouses that service and supply our products to local customers, contractors and distributors. We also engage in advertising programs primarily directed at trade professionals and homeowners that are intended to develop awareness and interest in our products. In addition, we display our products at trade shows. Our 12 PVC Compounds facilities across the world sell through a combination of our internal sales force and distributors.
No single customer accounted for 10% or more of net sales for the Housing and Infrastructure Products segment in 2022.
Sustainability
In 2021, we acquired Dimex LLC, a leading manufacturer of consumer products made from post-industrial, recycled polymers. Westlake Dimex is one of the largest recyclers of plastic materials in the United States, processing 100 million pounds of scrap and waste annually, including an increasing amount of scrap materials from other Westlake businesses, such as Westlake Royal Building Products, DaVinci Roofscapes and Westlake Pipe & Fittings. Westlake Dimex turns scrap materials into finished products, such as landscape edging and matting for consumer and industrial applications, using a proprietary blending process.
Our Westlake Pipe & Fittings business introduced PVCO pipe in late 2021. It is lighter-weight and more durable than conventional PVC pipe. With increased mechanical properties, PVCO can withstand greater stresses from internal pressure, has better impact performance, offers increased flow capacity via a larger inside diameter, and is lighter weight than comparable products produced by us. It is manufactured with less PVC and other materials, resulting in fewer carbon emissions.
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

It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2022, we made capital expenditures of $46 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $62 million in 2023 and $78 million in 2024, respectively, related to environmental compliance. The expected 2023 and 2024 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to previously existing and new Environmental Protection Agency (the "EPA") regulations and corrective actions required by the EPA to resolve the flare enforcement matter discussed below. The remainder of the 2023 and 2024 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of December 31, 2022):
•For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, we received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City facility and certain Lake Charles facilities. The EPA informed us that the information provided led the EPA to believe that some of the flares were out of compliance with applicable standards. In June 2022, the Department of Justice announced that the Company, the EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires us to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a civil penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units we are required to install at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 and 2022 or will be incurred over the course of 2023 and 2024. The consent decree was entered by the court and became effective in October 2022. We have paid all penalties required under the consent decree and have planned, budgeted for and scheduled all compliance requirements going forward. While the final consent decree does provide for stipulated penalties if certain requirements are not met, we do not believe that any stipulated penalties, if incurred and assessed, will have a material adverse effect on our financial condition, results of operations or cash flows.
Also see our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 22 to our consolidated financial statements included in Item 8 of this Form 10-K.
Human Capital
Westlake is committed to acting in a safe, ethical, environmentally, and socially responsible manner. We have been a public company for 18 years, but we still think of our employees as members of our extended family. We value the integrity, creativity, dedication and diversity of ideas that our employees bring to work every day.
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
As an Asian American and Pacific Islander ("AAPI")-controlled business, we feel a special commitment to ensuring that Westlake continues to offer opportunities for employees of all backgrounds and experiences. As of December 31, 2022, approximately 37% of our employees in the United States and Canada self-identified as Black, Indigenous, Hispanic, or AAPI. Although we do not collect race and ethnicity data of our workforces in Latin America, Europe, and Asia, we know that we are a diverse, multinational company.

Training and Professional Development
As part of our retention and promotion efforts, we invest in internal leadership development. Westlake regularly provides its employees with a blend of live, virtual, and digital training opportunities, including safety training, technical courses, compliance training relating to company policies, business and professional development training, and professional growth classes. In conjunction with technical training, we believe that the non-technical training helps to create well-rounded, and highly-driven, employees. In addition, we periodically conduct employee surveys to gauge employee engagement and identify areas for additional focus.
Headcount
As of December 31, 2022, we had approximately 15,920 employees in the following areas:

Category	Number
Performance and Essential Materials segment	6,800
Housing and Infrastructure Products segment	8,600
Corporate and other	520
Our employees are distributed across 22 countries. As of December 31, 2022, approximately 68% were employed in the United States. Approximately 28% of our employees are represented by labor unions, including works councils in Europe, and our collective bargaining agreements in Europe, North America and Asia expire at various times through 2026. There were no strikes, lockouts or work stoppages in 2022, and we believe that our relationship with our employees and unions is open and positive.
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
Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration's ("OSHA") Voluntary Protection Program ("VPP") for their low injury rates, employee engagement and safety programs. Most of our manufacturing sites in Germany satisfy the Deutsche Industrie Norm ISO 45001 certification program, which is comparable to VPP.
With respect to the COVID-19 pandemic, we adopted safety guidelines and practices, including safety and health training for existing and new employees, remote working, health screening of employees, contact tracing for reported exposure, enforcing self-isolation after exposure, provisions for mask wearing, modifications to the in-office work environment, social distancing, increased sanitation stations and increased cleaning of offices and workstations.

Intellectual Property and Technology
We rely upon both trademark and service mark protection to protect our brands, and have registered or applied to register many of these on a world-wide basis. We have over 1,600 active and pending trademark registrations worldwide for our various business segments. We also rely on a combination of patents and un-patented proprietary know-how and trade secrets to preserve our competitive technology position in the market. We have over 1,200 issued patents and pending-patent applications in the United States and several other countries. While some of our production capacity operates under licenses from third parties, other parts of our production operate under technology that was developed internally. Consequently, we offer our own independently developed technology for licensing when the opportunity makes sense on a commercial basis. Although the Company considers its patents, licenses, trademarks and trade secrets in the aggregate to constitute a valuable asset that provides competitive advantage to us, we do not regard any one of our businesses as being materially dependent upon any single or group of related patents, trademarks, licenses, or trade secrets.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The following summarizes the risks and uncertainties that we consider to be material and that may materially and adversely affect our business, financial condition, results of operations or cash flows and the market value of our securities. Investors should consider these matters, in addition to the other information we have provided in this Annual Report on Form 10-K and the documents we incorporate by reference.
Risk Factor Summary
Risks Related to Our Business, Industry and Operations
•The impact and effects of public health crises, pandemics and epidemics, including the ongoing coronavirus ("COVID-19") pandemic, could adversely affect our business, financial condition and results of operations.
•Cyclicality in the petrochemical industry has in the past, and may in the future, result in reduced operating margins or operating losses.
•We sell commodity products in highly competitive markets and face significant competition and price pressure.
•Volatility in costs of raw materials and energy may result in increased operating expenses and adversely affect our results of operations and cash flows.
•External factors beyond our control can cause fluctuations in demand for our products and in our prices and margins, which may negatively affect our results of operations and cash flows.
•The housing market may continue its recent decline or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
•We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, political risk and other risks relating to international operations.
•Our inability to compete successfully may reduce our operating profits.
•Our production facilities process some volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
•We rely on a limited number of outside suppliers for specified feedstocks and services.

•We rely heavily on third party transportation, which subjects us to risks and costs that we cannot control. Such risks and costs may adversely affect our operations.
•We may pursue acquisitions, dispositions, joint ventures or other transactions that may impact our results of operations and financial condition. We may have difficulties integrating the operations of recently acquired businesses, such as Westlake Epoxy, and future acquired businesses.
•Capital projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our financial condition and results of operations.
•Public and investor sentiment towards climate change and other environmental, social and governance ("ESG") matters could adversely affect our cost of capital and the price of our common stock.
•Our participation in joint ventures and similar arrangements exposes us to a number of risks, including risks of shared control.
•Our operations could be adversely affected by labor relations.
•We have certain material pension and other post-retirement employment benefit ("OPEB") obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.
•If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant.
•Failure to adequately protect critical data and technology systems could materially affect our operations.
•Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.
•Our property insurance has only partial coverage for acts of terrorism and, in the event of terrorist attack, we could lose net sales and our facilities.
Legal, Governmental and Regulatory Risks
•Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
•Our operations and assets are subject to climate-related risks and uncertainties.
•We are subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve our carbon emission reduction goals.
Risks Related to Our Indebtedness
•Our level of debt could adversely affect our ability to operate our business.
•To service our indebtedness and fund our capital requirements, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
•The Credit Agreement and the indenture governing certain of our senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
Risks Related to Taxes
•A change in tax laws, treaties or regulations, or their interpretation or application, could have a negative impact on our business and results of operations.

•We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes, and it not being subject to a material amount of entity-level taxation. If the Internal Revenue Service ("IRS") were to treat Westlake Partners as a corporation for federal income tax purposes, or if Westlake Partners became subject to entity-level taxation for state tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold.
Risks Related to the Ownership of Our Securities
•We will be controlled by our principal stockholder and its affiliates as long as they own a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during that time. Our interests may conflict with those of the principal stockholder and its affiliates, and we may not be able to resolve these conflicts on terms possible in arms-length transactions.
Risk Related to Business, Industry and Operations
The impact and effects of public health crises, pandemics and epidemics, including the ongoing coronavirus ("COVID-19") pandemic, could adversely affect our business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations. The COVID-19 pandemic, at its peak, resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. There were widespread adverse impacts on the global economy, many of our facilities and on our employees, customers and suppliers. We encountered supply chain constraints and disruptions and workforce availability issues as a result of COVID-19 related actions. COVID-19-pandemic-related measures continue to impact certain parts of the world.
At the peak of the COVID-19 pandemic, we modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the resurgence and duration of COVID-19 across the world and in regions in which we operate, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.
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
The impact of COVID-19 and the conflict between Russia and Ukraine may lead to further supply chain constraints, supply and demand shifts, workforce availability issues and increased uncertainty in general economic and business conditions including inflationary pressures, increasing interest rates and possible recession.

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
Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flows. In addition, because we utilize the first-in, first-out ("FIFO") method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments (including commodity swaps and options) in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:
•general economic and business conditions, including in North America, Europe and Asia, including inflation, increasing interest rates and possible recession;
•new capacity additions in North America, Europe, Asia and the Middle East;

•the level of business activity in the industries that use our products;
•competitor action;
•technological innovations;
•currency fluctuations;
•the impact of supply chain constraints and workforce availability;
•international events and circumstances;
•pandemics, such as COVID-19 pandemic, and other public health threats and efforts to contain their transmission;
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
A number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. Weakness in the U.S. residential housing market and economic weakness in North America, Europe, Asia and the Middle East could have an adverse effect on demand and margins for our products. Further, increasing interest rates, inflationary pressures and the possibility of recession can have an unfavorable impact on the demand for housing and our products.
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
We cannot predict whether and to what extent the housing market in the United States will grow, particularly if interest rates for mortgage loans continue to rise. The U.S. housing market remained strong throughout the COVID-19 pandemic, but began softening at the end of the second quarter of 2022 and continued to decline in the second half of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans and increasing construction costs. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, higher home prices, population declines or slower rates of population growth or U.S. Federal Reserve policy changes.
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
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, imposition or the threat of trade barriers (which could, among other things, negatively impact our ability to export our products outside of the United States), imposition or the threat of tariffs and duties (which could, among other things, lead to lower demand for our products outside of the United States), inflationary pressures and possibility of recession, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on us in foreign jurisdictions. Our operating results could be negatively affected by any of these risks.
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
•other environmental risks;
•sabotage;
•terrorist attacks; and
•political unrest.
All of these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We are from time to time subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our chemical manufacturing facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition, results of operations or cash flows.
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

We may pursue acquisitions, dispositions, joint ventures or other transactions that may impact our results of operations and financial condition. We may have difficulties integrating the operations of recently acquired businesses, such as Westlake Epoxy, and future acquired businesses.
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
Our ability to realize the anticipated benefits of recent acquisitions will depend, to a large extent, on our ability to integrate our business with the acquired businesses. The combination of such independent businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote significant management attention and resources to integrating business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the acquisitions. Our failure to meet the challenges involved in integrating such businesses could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, or diversion of management's attention. Even if the operations of our businesses acquired are integrated successfully, we may not realize the full benefits of the acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the expected benefits of the acquisitions and negatively impact us.
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
We have U.S. and non-U.S. defined benefit pension plans covering certain current and former employees. Certain non-U.S. defined benefit plans associated with our European operations have not been funded and we are not obligated to fund those plans under applicable law. As of December 31, 2022, the projected benefit obligations for our pension and OPEB plans were $1,048 million and $49 million, respectively. The fair value of pension investment assets was $785 million as of December 31, 2022. The total underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2022 was $263 million, including the Westlake Defined Benefit Plan and the Vinnolit Pension Plan (locally known as 'Grund- und Zusatzversorgung' in Germany), which were underfunded by $81 million and $107 million, respectively, on an individual plan basis.
The unfunded OPEB obligations as of December 31, 2022 were $49 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
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
Legal, Governmental and Regulatory Risks
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

In March 2011, the EPA proposed amendments to the national emission standards for hazardous air pollutants ("NESHAPs") for mercury emissions from mercury cell chlor-alkali plants. These proposed amendments would require improvements in work practices to reduce fugitive mercury emissions. In addition, on January 8, 2021, the EPA proposed amendments to the 2003 NESHAPs for mercury cell chlor-alkali plants residual risk and technology review. Among other things, the proposed rule would require work practice standards for the cell rooms and instrumental monitoring of cell room fugitive emissions, modify regulatory provisions regarding startup, shutdown, and malfunctions, and add standards for fugitive chlorine emissions from mercury cell chlor-alkali plants, which are not currently regulated under the NESHAP. The EPA extended the public comment period on the proposed rule to March 24, 2021. These amendments were finalized effective as of May 6, 2022. We operate a mercury cell production unit at our Natrium facility. Compliance with the final amendments may result in additional restrictions on our operations or increased compliance costs.
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
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. In the European Union, the Emissions Trading Scheme obligates certain emitters to obtain GHG emission allowances to comply with a cap and trade system for GHG emissions. In addition, the European Union has committed to reduce domestic GHG emissions by at least 57% below the 1990 level by 2030. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
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
Under the IED, European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as the "best available technique" are being explored. Future implementation of these concepts may result in technical modifications in our European facilities. In addition, under the Environmental Liability Directive, European Union member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays principle." The European Chemical Agency is collecting information on PVC and its additives to determine whether further regulation is warranted. We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.
Local, state, federal and foreign governments have increasingly proposed or implemented restrictions on certain plastic-based products, including single-use plastics and plastic food packaging. Plastics have also faced increased public scrutiny due to negative coverage of plastic waste in the environment. On January 12, 2023, the EPA published a tentative denial of the 2014 Center for Biological Diversity Petition to regulate discarded PVC as hazardous waste under the Resource Conservation and Recovery Act. We are unable to predict EPA’s final decision in this matter or its impact on us. However, increased regulation on the use of plastics could cause reduced demand for our polyethylene products, which could adversely affect our business, operating results and financial condition.
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

Our operations and assets are subject to climate-related risks and uncertainties.
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns and variability in weather patterns, which can disrupt our operations as well as those of our customers, partners and suppliers. Climate change may result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards that pose a risk to our facilities, particularly those in Louisiana. The transition to lower greenhouse gas emissions technology, the effects of carbon pricing, changes in public sentiment, regulations, taxes, public mandates or requirements, increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans may increase costs to maintain or resume our operations, which could in turn negatively impact our business and results of operations.
We are subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve our carbon emission reduction goals.
We have publicly announced a GHG emissions reduction target for 2030. We believe that our expected allocation of growth capital into lower-carbon projects is consistent with such targets; however, our analysis and plan for execution requires us to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our GHG emissions reduction goal could differ materially from our expectations. For example, certain lower-carbon projects that we plan to make investments in are currently at various stages of progress, evaluation or approval.
Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets and objectives within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact of achieving our emissions reduction goal, or the various implementation aspects, on our financial condition and results of operations.
Risks Related to Our Indebtedness
Our level of debt could adversely affect our ability to operate our business.
As of December 31, 2022, our indebtedness, including the current portion, totaled $4.9 billion, and our debt represented approximately 31.8% of our total capitalization. Our annual interest expense for 2022 was $177 million, net of interest capitalized of $4 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and is effective for the tax years beginning after December 31, 2022, a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022, and business tax credits and incentives for the development of clean energy projects and the production of clean energy. At this time, we do not expect the IRA will have a material impact on our consolidated financial statements. We continue to evaluate its impacts as new information and guidance becomes available.
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
As long as TTWF LP (the "principal stockholder") and certain of its affiliates (such affiliates, together with the principal stockholder, the "principal stockholder affiliates"), which as of December 31, 2022, beneficially owned approximately 74% of our common stock, own a majority of our outstanding common stock, they will be able to exert significant control over us, and our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholder, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control all matters affecting us (some of which may present conflicts of interest), including:
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
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 20 to the consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Party Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2023 annual meeting of stockholders (the "Proxy Statement").
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
Item 4. Mine Safety Disclosure
Not Applicable.
Information about our Executive Officers
James Y. Chao (age 75). Mr. Chao has been our Chairman of the Board of Directors since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as our Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. In addition, Mr. Chao has been the Chairman of the Board of Westlake Partners' general partner since its formation in March 2014. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Corporation (formerly known as Westlake Chemical Corporation). He is the brother of Albert Y. Chao and Dorothy C. Jenkins, father of David T. Chao and uncle of John T. Chao. Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Y. Chao (age 73). Mr. Chao has been our President since May 1996 and a director since June 2003. Mr. Chao became our Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Corporation (formerly known as Westlake Chemical Corporation), where he served as Executive Vice President until he succeeded James Chao as President. In addition, Mr. Chao has been the President, Chief Executive Officer and a director of Westlake Partners' general partner since its formation in March 2014. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is the brother of James Y. Chao and Dorothy C. Jenkins, father of John T. Chao and uncle of David T. Chao. Mr. Chao is a trustee emeritus of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.

Roger L. Kearns (age 59). Mr. Kearns has been our Chief Operating Officer and Executive Vice President, Performance and Essential Materials since February 2022. From January 2021 to February 2022, Mr. Kearns served as our Executive Vice President and Chief Operating Officer and from April 2018 to December 2020, he served as our Executive Vice President, Vinyl Chemicals. Prior to joining Westlake, from 2008 to April 2018, he was a member of the Executive Committee at Solvay S.A. in Belgium. From 2013 to 2018, he had responsibility for Solvay's advanced materials business cluster, as well as its corporate research organization and its North America region. From 2008 to 2012 he was responsible for overseeing Solvay's Asia-Pacific businesses, including its vinyls operations in the region. Prior to that, from 2004 through 2007, he was President of Solvay Advanced Polymers in the United States and earlier, from 2001 through 2003, he led Solvay's performance compounds business unit. Since beginning his career with Solvay in 1986, he held a series of manufacturing, technical, corporate development, marketing and business management positions in the United States, Europe and Asia. Mr. Kearns holds a bachelor's degree in Chemical Engineering from the Georgia Institute of Technology and an MBA from Stanford University.
M. Steven Bender (age 66). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Vice President and Chief Financial Officer since February 2021, and its Senior Vice President and Chief Financial Officer from March 2014 to February 2021. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc., and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 66). Mr. Buesinger has been our Executive Vice President, Housing and Infrastructure Products, IT and Digital since February 2022. From July 2017 to February 2022, Mr. Buesinger served as our Executive Vice President, Vinyl Products and, from April 2010 to July 2017, he served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.
L. Benjamin Ederington (age 52). Mr. Ederington has been our Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since February 2022. From July 2017 to February 2022, Mr. Ederington served as our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been a director of Westlake Partners' general partner since its formation in March 2014, its Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since February 2021, and its Vice President, General Counsel and Secretary from March 2014 to February 2021. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.

Thomas J, Janssens (age 57). Mr. Janssens has been our Senior Vice President, Operations- Performance and Essential Material & Corporate Logistics since March 2022. From January 2021 to March 2022, Mr. Janssens served as our Vice President, Olefins, Feedstocks & Energy; from December 2019 to December 2020, he was our Vice President, Olefins & Logistics; from July 2017 to November 2019, he was our Vice President, Corporate Development, Logistics & IT; from January 2016 to June 2017, he was our Vice President, Logistics & IT; and, from October 2015 to December 2015, he was our Vice President, Logistics & Business Process Improvement. Prior to joining Westlake, Mr. Janssens was a consultant, from September 2002 to June 2009, and later, a Partner, from July 2009 to September 2015, with McKinsey & Company, where he advised energy and chemicals clients on strategic, commercial, operational and business process improvement projects. He began his career with Shell International in 1991, where he held a variety of commercial, engineering and planning roles. Mr. Janssens holds a MSc in Chemical Engineering from Eindhoven University of Technology and an MBA from the University of Chicago.
Johnathan S. Zoeller (age 47). Mr. Zoeller has been our Vice President and Chief Accounting Officer since March 2020. From August 2018 to March 2020, Mr. Zoeller served as our Vice President and Corporate Controller. In addition, Mr. Zoeller has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since March 2020. Mr. Zoeller joined us with over 19 years of public accounting experience, the majority of which was spent at KPMG LLP, where he was responsible for clients in the chemicals, oilfield services and oil/gas exploration and production industries. Mr. Zoeller held a variety of senior accounting positions at KPMG, including most recently as Partner, Audit from October 2011 to August 2018. He began his career with Arthur Andersen LLP in 1998. Mr. Zoeller holds a Bachelor of Accounting degree and a Master of Accounting degree from the University of Mississippi. He is a Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Matters
As of February 15, 2023, there were 32 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK."
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2022 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2022	121,346	$90.65	121,346	$517,153,685
November 2022	169	101.13	—	517,153,685
December 2022	173,507	103.74	173,470	499,157,587
Total	295,022	$98.35	294,816

______________________________
(1)Represents 169 and 37 shares withheld in November 2022 and December 2022, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program") with no expiration date. In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of December 31, 2022, 8,511,256 shares of our common stock had been acquired at an aggregate purchase price of approximately $551 million under the 2014 Program. At December 31, 2022, $1 million related to the repurchase of common stock for treasury, was included as a component of accrued and other liabilities on the consolidated balance sheet. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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
During 2022, our European businesses continued to be impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, also saw impacts of rising energy costs and interest rates and slowing demand. In the near term, we expect that higher energy costs, higher interest rates, inflation and other macroeconomic conditions could reduce margins and demand for most of our products.
Performance and Essential Materials
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and chlor-alkali are some of the most widely used materials in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a leading global chlorovinyls producer. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; renewable wind energy; coatings; and housing and construction products. Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions.
Demand for our products in the first half of 2020 was negatively impacted by the onset of the COVID-19 pandemic. Global demand for most of our products started strengthening in the second half of 2020 and remained strong through the first half of 2022. However, in the past year, we have seen significant volatility in natural gas, ethane and ethylene prices, primarily due to changes in demand, the timing for certain new ethylene capacity additions, the availability of natural gas liquids, and the ongoing conflict between Russia and Ukraine. Depending on the performance of the global economy, the timing of resolution of the conflict between Russia and Ukraine, disruption in the global supply chain, the extent to which we must rely on export markets, volatility in natural gas and electricity prices in Europe and across the world, labor shortages and costs, potential resurgence of the COVID-19 pandemic, the trend of crude oil prices, new ethylene and polyethylene capacity additions in North America, Asia and the Middle East in 2022 and beyond, the continued demand for most of our products in this segment, inflationary pressures and concerns over slower future economic growth, including the possibility of recession or financial market instability, our financial condition, results of operations or cash flows could be negatively or positively impacted.
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
On February 1, 2022, we completed the acquisition of the Westlake Epoxy business for a purchase consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment. This acquisition represents a significant strategic expansion of Westlake's Performance and Essential Materials businesses into additional high-growth, innovative and sustainability-oriented applications – such as wind turbine blades and light-weight automotive structural components. We supply epoxy resin systems to composite fabricators in the wind energy, automotive and pipe markets. Epoxy specialty resins are also used for a variety of high-end coating applications that require the superior adhesion, corrosion resistance and durability of epoxy, such as protective coatings for industrial flooring, pipe, marine and construction applications and automotive coatings.
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
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America which began to decline at the end of the second quarter of 2022 due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities, the possibility of recession or financial market instability, rapidly rising interest rates, decade high mortgage interest rates impacting consumer affordability, and ongoing labor and supply chain constraints are expected to have an unfavorable impact on the demand for housing construction in the near term and, as a result, our products produced by this segment.

The following table presents annual historical housing starts per the U.S. Census Bureau and the 2023 and 2024 outlook per the NAHB:

Period	Single and Multi-family Housing Starts (in thousands of units)	% Change
2020	1,380	7%
2021	1,601	16%
2022	1,553	(3)%

2023 Outlook	1,135
2024 Outlook	1,299
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
During the fourth quarter of 2021, we completed the acquisition of Boral's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for $2,140 million. During the third quarter of 2021, we completed the acquisitions of LASCO Fittings, Inc. ("LASCO"), a manufacturer of injected-molded PVC fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for $277 million, and DX Acquisition Corp. ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; industrial, home and office matting; marine dock edging; and masonry joint controls, for $172 million. The results of operations for these acquired businesses are included in the Housing and Infrastructure Products segment.
Factors that have caused volatility in our raw material prices, energy costs and production processes in the past, and which may do so in the future, include significant fluctuation in prices of these raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic, business or environmental conditions, labor costs, competition, import duties, tariffs, worldwide currency fluctuations, freight, inflationary pressures, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.
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

EBITDA is included in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service and satisfy capital expenditure and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness.
Free Cash Flow is included in this Form 10-K because our management considers it an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Free Cash Flow when reporting their results. We regularly evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates by using Free Cash Flow. Management also believes that Free Cash Flow is useful to investors and securities analysts to evaluate our liquidity, evaluate strategic investment, evaluate our stock buyback plan and measure our ability to meet our future debt service.
EBITDA and Free Cash Flow are not substitutes for the GAAP measures of net income, income from operations and net cash provided by operating activities and are not necessarily measures of our ability to fund our cash needs. In addition, companies calculate EBITDA and Free Cash Flow differently and, therefore, EBITDA and Free Cash Flow as presented for us may not be comparable to EBITDA and Free Cash Flow reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes. Free Cash Flow has material limitations as a performance measure because it only considers net cash provided by operating activities, and not net income or income from operations. For instance, it applies the entire cost of capital expenditure in the period in which the property or equipment is acquired, rather than spreading it over several periods as is the case with net income and income from operations.
Reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, and Free Cash Flow to net cash provided by operating activities, are included in the "Results of Operations" section below.
Significant Developments
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic resulted in widespread adverse impacts on the global economy. We experienced significant disruptions in the second quarter of 2020 as the pandemic and its impact on the global economy spread through most of our markets. Though government restrictions across most countries generally eased through the end of 2021, there is considerable uncertainty regarding the potential resurgence of COVID-19 pandemic and the extent and duration of governmental and other measures that could be re-implemented to try to slow the spread of the virus. Considering the uncertain and volatile nature of the COVID-19 pandemic, we could experience significant disruptions to our business operations in the future.
Hexion Global Epoxy Business Acquisition
On February 1, 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Westlake Epoxy") for a purchase consideration of $1,207 million, as discussed above under the Performance and Essential Materials segment.
Acquisition of Additional LACC Interests
In January 2022, we notified Lotte Chemical Corporation ("Lotte") of the exercise of the option to acquire an additional 3.2% of the membership interests in LACC, LLC ("LACC") from Lotte. The acquisition was completed on March 15, 2022 for $89 million. As of December 31, 2022, we owned an aggregate 50% membership interest in LACC.

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
New Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated our existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate ("SOFR") (as defined in the New Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant.
Expansion of Share Repurchase Program
On August 12, 2022, our Board of Directors authorized the Company to repurchase an additional $500 million of shares of its common stock under its existing share repurchase program.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and is effective for the tax years beginning after December 31, 2022, a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022, and business tax credits and incentives for the development of clean energy projects and the production of clean energy. At this time, we do not expect the IRA will have a material impact on our consolidated financial statements. We continue to evaluate its impact as new information and guidance becomes available.

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the years ended December 31, 2022, 2021 and 2020.
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

	Year Ended December 31,
	2022	2021	2020

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$6,964	$5,997	$3,428
Essential Materials	4,044	2,673	2,037
Total Performance and Essential Materials	11,008	8,670	5,465
Housing and Infrastructure Products
Housing Products	3,864	2,334	1,497
Infrastructure Products	922	774	542
Total Housing and Infrastructure Products	4,786	3,108	2,039
Total	$15,794	$11,778	$7,504

Income (loss) from operations
Performance and Essential Materials	$2,416	$2,549	$231
Housing and Infrastructure Products	675	356	256
Corporate and other	(41)	(105)	(58)
Total income from operations	3,050	2,800	429
Interest expense	(177)	(176)	(142)
Other income, net	73	53	44
Provision for (benefit from) income taxes	649	607	(42)
Net income	2,297	2,070	373
Net income attributable to noncontrolling interests	50	55	43
Net income attributable to Westlake Corporation	$2,247	$2,015	$330
Diluted earnings per share	$17.34	$15.58	$2.56
EBITDA (1)	$4,179	$3,693	$1,246
Free Cash Flow (2)	$2,287	$1,736	$772
______________________________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

Year Ended December 31,
	2022		2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year
Performance and Essential Materials	+15%	+13%	+58%	+1%
Housing and Infrastructure Products	+35%	+19%	+33%	+19%
Company average	+20%	+14%	+51%	+6%

	Year Ended December 31,
	2022	2021
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+67%	+86%
Feedstock (Ethane)	+56%	+63%

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$3,395	$2,394	$1,297
Changes in operating assets and liabilities and other	(1,119)	(301)	(778)
Deferred income taxes	21	(23)	(146)
Net income	2,297	2,070	373
Less:
Other income, net	73	53	44
Interest expense	(177)	(176)	(142)
Benefit from (provision for) income taxes	(649)	(607)	42
Income from operations	3,050	2,800	429
Add:
Depreciation and amortization	1,056	840	773
Other income, net	73	53	44
EBITDA	$4,179	$3,693	$1,246
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Year Ended December 31,
	2022	2021	2020

	(dollars in millions)
Net cash provided by operating activities	$3,395	$2,394	$1,297
Less:
Additions to property, plant and equipment	(1,108)	(658)	(525)
Free Cash Flow	$2,287	$1,736	$772

2022 Compared with 2021
Summary
For the year ended December 31, 2022, net income attributable to Westlake Corporation was $2,247 million, or $17.34 per diluted share, on net sales of $15,794 million. This represents an increase in net income attributable to Westlake Corporation of $232 million, or $1.76 per diluted share, compared to 2021 net income attributable to Westlake Corporation of $2,015 million, or $15.58 per diluted share, on net sales of $11,778 million. Income from operations was $3,050 million for the year ended December 31, 2022, as compared to $2,800 million for the year ended December 31, 2021, an increase of $250 million. The increase in net income and income from operations was primarily due to significantly higher global sales prices for caustic soda and chlorine caused by higher demand through the year, and higher prices and margins on many of our products in the Housing and Infrastructure Products segment, due to strong demand for our products primarily during the first half of 2022. In addition, net income and income from operations included the contributions from the businesses acquired in the second half of 2021 and in the first quarter of 2022. Net income and income from operations for the year ended December 31, 2022 was negatively impacted by softening demand for PVC resin during the second half of 2022 due to slowing global economic conditions. In addition, higher natural gas, power and feedstock costs and a $70 million pre-tax litigation charge negatively impacted net income and income from operations during the year ended December 31, 2022. Selling, general and administrative expenses were also higher for the year ended December 31, 2022 primarily due to the businesses acquired in the second half of 2021 and in the first quarter of 2022. Net sales increased by $4,016 million to $15,794 million in 2022 from $11,778 million in 2021, due to higher sales prices for caustic soda and chlorine and for many of our products in the Housing and Infrastructure Products segment, partially offset by lower polyethylene sales prices. Sales volumes in the year ended December 31, 2022 were also higher in both segments as compared to the year ended December 31, 2021, primarily due to the contributions from the acquired businesses in the second half of 2021 and in the first quarter of 2022, partially offset by lower PVC resin, caustic soda and PVC compounds sales volumes.
Net Sales. Net sales increased by $4,016 million, or 34%, to $15,794 million in 2022 from $11,778 million in 2021, primarily due to higher sales prices for caustic soda and chlorine and for many of our products in the Housing and Infrastructure Products segment as well as higher sales volumes due to the businesses acquired in the second half of 2021 and in the first quarter of 2022, partially offset by lower polyethylene sales prices. Average sales prices for 2022 increased by 20% as compared to 2021 due to strong demand for caustic soda and strong residential construction, repair and remodeling markets in North America during the first half of 2022. Sales volumes increased by 14% in 2022 as compared to 2021, primarily due to the businesses acquired in the second half of 2021 and in the first quarter of 2022, partially offset by lower PVC resin, caustic soda and PVC compounds sales volumes.
Gross Profit. Gross profit margin percentage was 26% in 2022 as compared to 30% in 2021. The decline in gross margin percentage for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to higher natural gas, power, feedstock and raw material costs and lower polyethylene sales prices. These decreases versus the prior year were partially offset by higher sales prices for caustic soda, chlorine, derivative products, pipes and fittings and PVC compounds.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $284 million to $835 million in 2022 from $551 million in 2021. This increase was mainly due to the inclusion of expenses related to the businesses acquired in the second half of 2021 and in the first quarter of 2022 as well as higher employee-related costs.
Amortization of Intangibles. Amortization expense increased by $32 million to $155 million in 2022 from $123 million in 2021, primarily due to the amortization of intangibles associated with the businesses acquired in the second half of 2021 and in the first quarter of 2022.
Restructuring, Transaction and Integration-related Costs. The restructuring, transaction and integration-related costs of $33 million and $21 million for the years ended December 31, 2022 and December 31, 2021, respectively, primarily consisted of restructuring, transaction and integration-related costs associated with the businesses acquired in the second half of 2021 and in the first quarter of 2022.
Interest Expense. Interest expense of $177 million in 2022 was comparable to $176 million in 2021. The full year interest expense in 2022 associated with the issuance of $1,700 million aggregate principal amount of senior notes in August 2021 was substantially offset by the realization of losses in 2021 on the settlement of interest rate lock arrangements associated with the senior notes issued in August 2021.

Other Income, Net. Other income, net of $73 million in 2022 was higher than other income, net of $53 million in 2021, primarily due to higher interest income.
Income Taxes. The effective income tax rate was 22% in 2022, which was slightly lower than the 23% effective tax rate in 2021. The effective tax rate in 2022 was lower as compared to 2021, primarily due to an increase in U.S. federal research and development credits available to the Company in 2022.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $2,338 million, or 27%, to $11,008 million in 2022 from $8,670 million in 2021. Average sales prices for the Performance and Essential Materials segment increased by 15% in 2022 as compared to 2021. The increase in average sales prices were primarily driven by higher prices for caustic soda, chlorine and derivative products, partially offset by lower polyethylene sales prices. Sales volumes for the Performance and Essential Materials segment increased by 13% in 2022 as compared to 2021, primarily due to contributions from the recently acquired Westlake Epoxy business, which were partially offset by lower PVC resin, caustic soda and styrene sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $133 million to $2,416 million in 2022 from $2,549 million in 2021. This decrease in income from operations was primarily due to lower polyethylene sales prices and integrated margins and lower sales volumes for PVC resin and caustic soda, higher natural gas, power and feedstock costs and a $70 million pre-tax litigation charge in the third quarter of 2022. The decrease in income from operations versus the prior-year was partially offset by higher sales prices for caustic soda, chlorine and derivative products and income from Westlake Epoxy, which was acquired in the first quarter of 2022. Trading activity in 2022 resulted in a loss of approximately $28 million as compared to a gain of $12 million in 2021.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $1,678 million, or 54%, to $4,786 million in 2022 from $3,108 million in 2021. Housing Products net sales of $3,864 million increased by $1,530 million as compared to 2021 primarily due to higher sales prices for all products as well as a full year of sales contribution from the businesses acquired in the second half of 2021. Infrastructure Products net sales of $922 million increased by $148 million as compared to 2021 primarily due to significantly higher sales prices. Average sales prices for the Housing and Infrastructure Products segment increased by 35% in 2022 as compared to 2021, primarily due to strong residential construction and repair and remodeling activity during the first half of 2022. Sales volumes for the Housing and Infrastructure Products segment increased by 19% in 2022, as compared to 2021, primarily due to contributions from the businesses acquired in the second half of 2021, partially offset by lower sales volumes for PVC compounds.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $319 million to $675 million in 2022 from $356 million in 2021. The increase in income from operations was primarily due to higher sales prices driven by higher housing construction and remodeling activity during the first half of 2022. Income from operations was also higher due to contributions from the businesses acquired in the second half of 2021. The higher income from operations in 2022 as compared to 2021 was partially offset by higher raw material, power and production costs.

2021 Compared with 2020
Summary
For the year ended December 31, 2021, net income attributable to Westlake Corporation was $2,015 million, or $15.58 per diluted share, on net sales of $11,778 million. This represents an increase in net income attributable to Westlake Corporation of $1,685 million, or $13.02 per diluted share, as compared to 2020 net income attributable to Westlake Corporation of $330 million, or $2.56 per diluted share, on net sales of $7,504 million. Income from operations was $2,800 million for the year ended December 31, 2021 as compared to $429 million for the year ended December 31, 2020, an increase of $2,371 million. The increase in net income and income from operations was primarily due to significantly higher global sales prices and integrated margins for our major products due to the strengthening of demand for our products resulting from continued improvement in global economic activity from the severe impact of the COVID-19 pandemic in 2020, strong residential construction and repair and remodeling markets in North America and strong demand from the packaging and other consumer markets. Net income and income from operations for the year ended December 31, 2021 were positively impacted by higher margin contribution on ethylene produced by LACC. Net income and income from operations for the year ended December 31, 2021 was negatively impacted by higher feedstock costs, fuel costs and selling, general and administrative expense. Net income for the year ended December 31, 2020 included an income tax rate benefit of $95 million resulting from the carryback of federal net operating losses permitted by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Net sales increased by $4,274 million to $11,778 million in 2021 from $7,504 million in 2020, mainly due to higher sales prices for our major products as well as higher sales volumes for Housing and Infrastructure Products due to our acquisitions in 2021.
Net Sales. Net sales increased by $4,274 million, or 57%, to $11,778 million in 2021 from $7,504 million in 2020, primarily attributable to higher sales prices for our major products as well as higher sales volumes for Housing and Infrastructure Products due to our acquisitions in 2021. Average sales prices for 2021 increased by 51% as compared to 2020 due to the strong demand for our products resulting from continued improvement in global economic activity, strong residential construction, repair and remodeling markets in North America, and strong demand from the packaging and other consumer markets. Sales volumes increased by 6% in 2021 as compared to 2020, primarily due to the acquisitions in 2021.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $102 million to $551 million in 2021 from $449 million in 2020. This increase was mainly due to higher employee compensation, selling and consulting expenses and the inclusion of expenses related to the acquisitions in 2021.
Amortization of Intangibles. Amortization expense increased by $14 million to $123 million in 2021 from $109 million for 2020, primarily due to the amortization of intangibles associated with the acquisitions in 2021.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $21 million in 2021 as compared to $36 million in 2020. The restructuring, transaction and integration-related costs of $21 million for the year ended December 31, 2021 primarily consisted of costs associated with the acquisitions in 2021. Restructuring, transaction and integration-related costs of $36 million in the year ended December 31, 2020 was primarily related to the closure of a non-integrated PVC plant located in Germany and included the $8 million write-off of certain assets and other expenses associated with the plant closure.
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
Cash Flows
Operating Activities
Operating activities provided cash of $3,395 million in 2022 as compared to cash provided by operating activities of $2,394 million in 2021. The $1,001 million increase in cash flow from operating activities was mainly due to the increase in income from operations and favorable working capital changes. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, provided cash of $174 million in 2022, as compared to $383 million of cash used in 2021, a favorable change of $557 million. The majority of the favorable changes in 2022 were driven by a favorable change in accounts receivable, partially offset by unfavorable changes in accounts payable and accrued and other liabilities. The favorable change in accounts receivable was primarily driven by lower sales prices and volumes in the second half of 2022 due to overall softening of demand in markets we serve. The unfavorable changes in accounts payable and accrued and other liabilities in 2022 were primarily driven by lower operating activity in the second half of 2022, as compared to 2021.

Operating activities provided cash of $2,394 million in 2021 as compared to cash provided by operating activities of $1,297 million in 2020. The $1,097 million increase in cash flows from operating activities was mainly due to the increase in income from operations, which was partially offset by working capital changes and an unfavorable change related to the turnaround at OpCo's Petro 2 facility and other turnaround activities. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $383 million in 2021, as compared to $17 million of cash used in 2020, an unfavorable change of $366 million. The majority of the unfavorable changes in 2021 were driven by higher accounts receivable and higher inventories, partially offset by higher accounts payable and accrued and other liabilities. The unfavorable change in accounts receivable was primarily driven by higher sales prices resulting in higher trade customer balances. The higher inventories, accounts payable and accrued and other liabilities in 2021 were primarily driven by higher inventory cost and an increase in operating activities, as compared to 2020.
Investing Activities
Net cash used for investing activities during 2022 was $2,479 million as compared to net cash used of $3,213 million in 2021. The investing activities during 2022 were comprised primarily of the acquisition of Westlake Epoxy in February 2022 for $1,163 million, the purchase of an additional 3.2% interest in LACC for $89 million, aggregate contributions of $87 million to LACC, capital expenditures, and other asset acquisitions. Our 2021 acquisition related activities were higher, as compared to the current year, due to the acquisitions of the Boral Target Companies, LASCO and Dimex for $2,554 million in the aggregate. Capital expenditures were $1,108 million in 2022 compared to $658 million in 2021. Capital expenditures in 2022 and 2021 were primarily related to expansion projects at various chlor-alkali plants as well as projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Net cash used for investing activities during 2021 was $3,213 million as compared to net cash used of $509 million in 2020. The increase in investing activities in 2021 was primarily due to the acquisitions of the Boral Target Companies, LASCO and Dimex for $2,554 million in the aggregate, net of cash acquired. Capital expenditures were $658 million in 2021 compared to $525 million in 2020. The higher capital expenditures in 2021 were primarily associated with the turnaround at OpCo's Petro 2 facility. Capital expenditures in 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. During 2021, we contributed $22 million to LACC and $2 million to an unconsolidated investee compared to a net return of investment of $40 million from LACC in 2020.
Financing Activities
Net cash used by financing activities during 2022 was $587 million as compared to net cash provided by financing activities of $1,437 million in 2021. The activities during 2022 were primarily related to the redemption of $250 million aggregate principal amount of the 3.60% 2022 Senior Notes, the $169 million payment of cash dividends, the $60 million payment of cash distributions to noncontrolling interests and repurchases of our common stock for an aggregate purchase price of $101 million.
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

In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of December 31, 2022, we had repurchased 8,511,256 shares of our common stock for an aggregate purchase price of approximately $551 million under the 2014 Program. During the year ended December 31, 2022, 1,079,736 shares of our common stock were repurchased for an aggregate purchase price of $102 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program in 2022, 2021 or 2020.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures. Funding of any potential large expansions such as our recent acquisitions or potential future acquisitions or the repayment of debt may likely necessitate, and therefore depend on our ability to obtain, additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit market.
Cash and Cash Equivalents
As of December 31, 2022, our cash and cash equivalents totaled $2,228 million.
In addition to our cash and cash equivalents, our New Credit Agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of December 31, 2022, our indebtedness totaled $4,879 million. See Note 11 to the consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flows from operations, available cash and available borrowings under our New Credit Agreement will be adequate to meet our normal operating needs for the foreseeable future.

Our long-term debt consisted of the following as of December 31, 2022:

	Principal Amount (in millions)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (3)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(5)
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	750	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(4)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (3)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	15	March 2021	March 2026
Total long-term debt	$4,976
______________________________
(1)    At our option, we may redeem the notes at any time on or after the specified par call date at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest.
(2)    At our option, we may redeem the notes at any time prior to the specified par call date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the notes being redeemed that would be due if the notes matured on the specified par call date, discounted to the redemption date on an annual basis at the applicable comparable government bond rate plus 30 basis points plus accrued and unpaid interest.
(3)    At our option, we may redeem the notes at any time prior to the specified par call date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the notes being redeemed that would be due if the notes matured on the specified par call date, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 to 45 basis points plus accrued and unpaid interest.
(4)    In the event of a redemption of certain bonds (the "GO Zone Bonds") issued by the Louisiana Local Government Environmental Facility and Development Authority (the "Authority") in 2017, we will redeem notes equal in principal amount to the GO Zone Bonds to be redeemed at a redemption price equal to the redemption price of the GO Zone Bonds to be redeemed, plus accrued interest to the redemption date. The GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal amount plus accrued interest to the redemption date.
(5)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions.

The holders of the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes and the 3.375% 2061 Senior Notes may require us to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
In July 2012, we issued $250 million aggregate principal amount of 3.60% Senior Notes due 2022 (the "3.60% 2022 Senior Notes"). During April 2022, we provided notice to the trustee that we had elected to redeem all of the outstanding 3.60% 2022 Senior Notes on May 14, 2022 (the "Redemption Date") pursuant to our optional redemption right under the indenture governing the 3.60% 2022 Senior Notes. The 3.60% 2022 Senior Notes were redeemed on May 14, 2022 at a redemption price equal to 100% of the principal amount of the 3.60% 2022 Senior Notes, plus accrued and unpaid interest on the 3.60% 2022 Senior Notes to the Redemption Date.
As of December 31, 2022, we were in compliance with all of our long-term debt covenants.
New Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated our existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2022, we were in compliance with the total leverage ratio financial maintenance covenant.
The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of our subsidiaries are required to guarantee our obligations under the New Credit Agreement.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2022, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2022, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Contractual and Other Obligations
The Company's material cash requirements for contractual and other obligations in the near term (next 12 months) and the long term period (2024 and thereafter) include long-term debt, interest payments, operating leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations, asset retirement obligations and letters of credit.
Debt Obligations and Interest Payments. As of December 31, 2022, we had no debt obligations due within the near term, and debt obligations of $4,976 million due over the long-term period. At December 31, 2022, long-term debt related interest expense of $158 million was due within the near term, and related interest expense of $2,838 million was due over the long-term period. Maturities of our debt consist of $300 million in 2024, $765 million in 2026 and $11 million in 2027. There are no other scheduled maturities of debt in 2023 through 2027. See Note 11, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating leases. As of December 31, 2022, there was $129 million in operating lease obligations due within the near term, and $608 million due over the long-term period. See Note 7, "Leases," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further detail of our obligations and the timing of expected future payments.
Pension Benefits Funding and Post-retirement Healthcare Benefits. Pension benefits funding obligations due within the near term were $12 million while post-retirement healthcare benefit payment obligations due within the near term were $9 million as of December 31, 2022. As of December 31, 2022, we had $214 million and $47 million of pension benefit funding and post-retirement healthcare benefit obligations due over the long-term period, respectively. The estimate of the timing of future payments under our defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries and our post-retirement healthcare benefits to the employees of certain subsidiaries who meet certain minimum age and service requirements involves the use of certain assumptions, including retirement ages and payout periods. See Note 14, "Employee Benefits," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our obligations and the timing of expected future payments.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. As of December 31, 2022, we had $2,141 million of enforceable and legally binding purchase commitments due within the near term, and $7,220 million due over the long-term period.
Asset Retirement Obligations. As of December 31, 2022, we had no material asset retirement obligations due within the near term, and $47 million due over the long-term period. Asset retirement obligations includes the estimated costs and timing of payments to satisfy our recognized asset retirement obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. See Note 1, "Description of Business and Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further detail of our asset retirement obligations.

Letters of Credit. As of December 31, 2022, we had $37 million standby letters of credit, made in the ordinary course of business, maturing within the near term, and no standby letters of credit maturing over the long-term period. We had no letters of credit outstanding under our New Credit Agreement.
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
Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. Our more critical accounting estimates include those related to long-lived assets, intangible assets, fair value estimates, accruals for long-term employee benefits, accounts receivable, income taxes and environmental and legal obligations. Inherent in such estimates are certain key assumptions. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe the following to be our most critical accounting estimates required for the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from one to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $1,056 million, $840 million and $773 million in 2022, 2021 and 2020, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $178 million, $215 million and $24 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, deferred turnaround costs, net of accumulated amortization, totaled $359 million. Amortization in 2022, 2021 and 2020 of deferred turnaround costs was $80 million, $56 million and $48 million, respectively. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 8 to the consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record marketable securities and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2022, our recorded goodwill was $2,161 million. In addition, we record all pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 16 to the consolidated financial statements appearing elsewhere in this Form 10-K for more information.

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
Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. We have historically operated in two principal operating segments, Vinyls and Olefins. In the fourth quarter of 2021, we reorganized our business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. As part of the reorganization, we assessed and re-defined reporting units effective as of the beginning of the fourth quarter of 2021, including reallocation of goodwill on a relative fair value basis as applicable to affected reporting units. Goodwill impairment analyses were performed as of the effective reorganization date both before and after the reorganization. We perform our annual impairment assessment for both the Performance and Essential Materials and Housing and Infrastructure Products reporting units in October each year. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period.
We elected to perform the qualitative assessment for both of our segments' reporting units in the fourth quarter of 2022 and concluded that it is more likely than not that fair values of the reporting units exceed the carrying amounts and, as such, the quantitative impairment test was not required.
We performed the quantitative assessment for both of our segments' reporting units during the fourth quarter of 2021. The quantitative analysis compares a reporting unit's fair value to its carrying amount to determine whether goodwill is impaired. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results and estimates by management, including its strategic and operational plans, and financial performance of the market. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Based on the quantitative tests performed during the fourth quarter of 2021, even if the fair values of the reporting units, excluding the reporting unit that is comprised of the business acquired in February 2022, decreased by 10% from the fair values determined for the quantitative tests, the carrying values of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill, indefinite-lived intangible assets or other intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2022, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 4.9% and 3.7%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2023 for the U.S. pension plans. Additional information on the 2023 funding requirements and key assumptions underlying these benefit costs appear in Note 14 to the consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2022
	U.S. Plans	Non-U.S. Plans

	(dollars in millions)
Projected benefit obligation, end of year	$518	$530
Discount rate increases by 100 basis points	(45)	(69)
Discount rate decreases by 100 basis points	53	88
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
Income Taxes. We utilize the balance sheet method of accounting for deferred income taxes. Under this method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized. Additional information on income taxes appears in Note 17 to the consolidated financial statements appearing elsewhere in this Form 10-K.
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
Recent Accounting Pronouncement
See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for a full description of recent accounting pronouncement, including expected date of adoption and estimated effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at December 31, 2022, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have any material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2022, we had $4,950 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $49 million. Also, at December 31, 2022, we had $26 million principal amount of variable rate debt outstanding, which primarily represents the tax-exempt waste disposal revenue bonds. We do not currently hedge our variable interest rate debt, but we may do so in the future. The average variable interest rate for our variable rate debt of $26 million as of December 31, 2022 was 1.74%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at December 31, 2022.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at December 31, 2022. The arrangement is scheduled to settle in 2026.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022 based on those criteria.
During the year ended December 31, 2022, the Company acquired all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). Because the Company acquired Westlake Epoxy during the current fiscal year, management has excluded Westlake Epoxy from the scope of its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. This exclusion is in accordance with the general guidance published by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Westlake Epoxy businesses' total assets and total net sales represented 6.6% and 9.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westlake Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Corporation and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain subsidiaries acquired from the Hexion global epoxy business ("Westlake Epoxy") from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in a purchase business combination during 2022. We have also excluded Westlake Epoxy from our audit of internal control over financial reporting. The Westlake Epoxy businesses are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 6.6% and 9.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Definition and Limitations of Internal Control over Financial Reporting

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

Acquisition of Hexion Inc.’s Global Epoxy Business - Valuation of Personal Property Assets

As described in Notes 1 and 2 to the consolidated financial statements, on February 1, 2022, the Company completed its acquisition of Hexion Inc.’s global epoxy business for total purchase consideration of $1,207 million. The Company records business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Property, plant and equipment acquired includes real and personal property of approximately $665 million. The fair value of property, plant and equipment were estimated using a combination of the market and cost approach. The value of personal property of approximately $535 million was estimated using the replacement cost method under the cost approach. Assumptions used within the replacement cost approach include the cost to acquire or construct comparable assets, the age of the assets, and the condition of the assets.

The principal considerations for our determination that performing procedures relating to the valuation of personal property assets acquired in the acquisition of Hexion Inc.’s global epoxy business is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the personal property assets acquired using the replacement cost method; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the cost to acquire or construct comparable assets, the age of the assets, and the condition of the assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management's valuation of property, plant and equipment. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management's process for developing the fair value estimate of the personal property assets acquired using the replacement cost method; (iii) evaluating the appropriateness of the replacement cost method; (iv) testing the completeness and accuracy of the underlying data used in the replacement cost method; and (v) evaluating the reasonableness of management's significant assumptions related to the cost to acquire or construct comparable assets, the age of the assets, and the condition of the assets. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the replacement cost method and (ii) the reasonableness of the significant assumptions related to the cost to acquire or construct comparable assets, the age of the assets, and the condition of the assets.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2023

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,228	$1,908
Accounts receivable, net	1,801	1,868
Inventories	1,866	1,407
Prepaid expenses and other current assets	78	80
Total current assets	5,973	5,263
Property, plant and equipment, net	8,525	7,606
Operating lease right-of-use assets	615	562
Goodwill	2,161	2,024
Customer relationships, net	993	1,083
Other intangible assets, net	572	497
Equity method investments	1,142	1,007
Other assets, net	569	417
Total assets	$20,550	$18,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$889	$879
Accrued and other liabilities	1,409	1,196
Current portion of long-term debt, net	—	269
Total current liabilities	2,298	2,344
Long-term debt, net	4,879	4,911
Deferred income taxes	1,735	1,681
Pension and other post-retirement benefits	355	291
Operating lease liabilities	504	461
Other liabilities	314	243
Total liabilities	10,085	9,931
Commitments and contingencies (Note 22)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2022 and 2021, respectively	1	1
Common stock, held in treasury, at cost; 7,278,651 and 6,735,639 shares at December 31, 2022 and 2021, respectively	(467)	(399)
Additional paid-in capital	601	581
Retained earnings	9,885	7,808
Accumulated other comprehensive loss	(89)	(36)
Total Westlake Corporation stockholders' equity	9,931	7,955
Noncontrolling interests	534	573
Total equity	10,465	8,528
Total liabilities and equity	$20,550	$18,459
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(in millions of dollars, except per share data and share amounts)
Net sales	$15,794	$11,778	$7,504
Cost of sales	11,721	8,283	6,481
Gross profit	4,073	3,495	1,023
Selling, general and administrative expenses	835	551	449
Amortization of intangibles	155	123	109
Restructuring, transaction and integration-related costs	33	21	36
Income from operations	3,050	2,800	429
Other income (expense)
Interest expense	(177)	(176)	(142)
Other income, net	73	53	44
Income before income taxes	2,946	2,677	331
Provision for (benefit from) income taxes	649	607	(42)
Net income	2,297	2,070	373
Net income attributable to noncontrolling interests	50	55	43
Net income attributable to Westlake Corporation	$2,247	$2,015	$330
Earnings per common share attributable to Westlake Corporation:
Basic	$17.46	$15.66	$2.57
Diluted	$17.34	$15.58	$2.56
Weighted average common shares outstanding:
Basic	127,970,445	128,002,911	127,850,592
Diluted	128,845,562	128,697,982	128,089,058
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020

	(in millions of dollars)
Net income	$2,297	$2,070	$373
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits
Pension and other post-retirement benefits reserves adjustment	29	60	(37)
Income tax benefit (provision) on pension and other post-retirement benefits	3	(16)	10
Foreign currency translation adjustments
Foreign currency translation	(78)	2	23
Income tax benefit (provision) on foreign currency translation	(12)	(17)	18
Other comprehensive income (loss), net of income taxes	(58)	29	14
Comprehensive income	2,239	2,099	387
Comprehensive income attributable to noncontrolling interests, net of tax of $3, $2 and $1 for 2022, 2021 and 2020, respectively	45	56	47
Comprehensive income attributable to Westlake Corporation	$2,194	$2,043	$340
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2019	134,651,380	$1	6,266,609	$(377)	$553	$5,757	$(74)	$543	$6,403
Net income	—	—	—	—	—	330	—	43	373
Other comprehensive income	—	—	—	—	—	—	10	4	14
Common stock repurchased	—	—	995,529	(54)	—	—	—	—	(54)
Shares issued—stock-based compensation	—	—	(440,964)	30	(13)	(12)	—	—	5
Stock-based compensation	—	—	—	—	29	—	—	—	29
Dividends declared	—	—	—	—	—	(137)	—	—	(137)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Balances at December 31, 2020	134,651,380	$1	6,821,174	$(401)	$569	$5,938	$(64)	$535	$6,578
Net income	—	—	—	—	—	2,015	—	55	2,070
Other comprehensive income	—	—	—	—	—	—	28	1	29
Common stock repurchased	—	—	355,800	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(441,335)	32	(19)	—	—	—	13
Stock-based compensation	—	—	—	—	31	—	—	—	31
Dividends declared	—	—	—	—	—	(145)	—	—	(145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Noncontrolling interests	—	—	—	—	—	—	—	30	30
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
Net income	—	—	—	—	—	2,247	—	50	2,297
Other comprehensive income	—	—	—	—	—	—	(53)	(5)	(58)
Common stock repurchased	—	—	1,079,736	(102)	—	—	—	—	(102)
Shares issued—stock-based compensation	—	—	(536,724)	34	(16)	—	—	—	18
Stock-based compensation	—	—	—	—	35	—	—	—	35
Dividends declared	—	—	—	—	—	(169)	—	—	(169)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Noncontrolling interests	—	—	—	—	1	(1)	—	(24)	(24)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$2,297	$2,070	$373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,056	840	773
Stock-based compensation expense	36	31	29
Loss from disposition and write-off of property, plant and equipment	46	28	33
Deferred income taxes	(21)	23	146
Other losses, net	5	16	21
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	325	(528)	(161)
Inventories	(140)	(309)	29
Prepaid expenses and other current assets	5	(27)	2
Accounts payable	(153)	242	67
Accrued and other liabilities	137	239	46
Other, net	(198)	(231)	(61)
Net cash provided by operating activities	3,395	2,394	1,297
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,203)	(2,554)	—
Additions to investments in unconsolidated subsidiaries	(180)	(24)	(18)
Additions to property, plant and equipment	(1,108)	(658)	(525)
Return of investment from an unconsolidated subsidiary	—	—	44
Other, net	12	23	(10)
Net cash used for investing activities	(2,479)	(3,213)	(509)
Cash flows from financing activities
Debt issuance costs	—	(18)	(3)
Distributions to noncontrolling interests	(60)	(48)	(55)
Dividends paid	(169)	(145)	(137)
Proceeds from debt issuance and drawdown of revolver, net	—	1,671	1,299
Repayment of revolver and senior notes	(250)	—	(1,254)
Repurchase of common stock for treasury	(101)	(30)	(54)
Other, net	(7)	7	(12)
Net cash provided by (used for) financing activities	(587)	1,437	(216)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(14)	15
Net increase in cash, cash equivalents and restricted cash	305	604	587
Cash, cash equivalents and restricted cash at beginning of the year	1,941	1,337	750
Cash, cash equivalents and restricted cash at end of the year	$2,246	$1,941	$1,337
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
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2022, the Company held a 77.2% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2022. All intercompany transactions and balances are eliminated in consolidation.
Noncontrolling interests represent the direct equity interests held by investors in the Company's consolidated subsidiaries, Westlake Partners, Taiwan Chlorine Industries, Ltd. and Suzhou Huasu Plastics Co., Ltd.
Effective January 2021, the Company consolidated RS Cogen, LLC ("RS Cogen") into its consolidated financial statements. Effective October 31, 2022, the Company acquired the remaining 50% interest in RS Cogen.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride ("PVC") products, epoxy products, chlor-alkali and derivative products as well as housing and infrastructure products such as PVC compounds, PVC pipe and fittings, trim and mouldings, stone, windows, roofing and exterior products. The Company's large number of customers, the diversity of these customers’ businesses and the markets they serve and customers geographic dispersion limits the concentrations of credit risk with respect to receivables. The Company performs periodic credit evaluations of the customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $4, $3 and $4 for the years ended December 31, 2022, 2021 and 2020, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Impairment of Goodwill and Intangible Assets
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The Company performed its annual impairment tests for each of the reporting units within the Performance and Essential Materials and Housing and Infrastructure Products segments' goodwill in the fourth quarter of 2022, and the impairment tests did not indicate that the recorded goodwill was impaired. There has been no impairment of the goodwill since the goodwill was initially recorded. Other intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with the provisions of the accounting guidance. See Note 8 for more information on the Company's annual goodwill impairment tests.
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
The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which primarily range from three to six years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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
Income Taxes
The Company utilizes the balance sheet method of accounting for deferred income taxes. Under this method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized.

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
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2022, the Company had no asset retirement obligations recorded as accrued and other liabilities and had $31 of asset retirement obligations recorded as other liabilities. As of December 31, 2021, the Company had $1 and $23 of asset retirement obligations recorded as accrued and other liabilities and other liabilities, respectively.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and is effective for the tax years beginning after December 31, 2022, a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022, and business tax credits and incentives for the development of clean energy projects and the production of clean energy. At this time, the Company does not expect the IRA will have a material impact on the Company's consolidated financial statements. The Company continues to evaluate the IRA's impact as new information and guidance becomes available.
2. Acquisitions
Hexion Epoxy Business.
On November 24, 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement (the "Hexion Epoxy Purchase Agreement") by and among Hexion Inc. ("Hexion"), a New Jersey corporation, and solely for the limited purposes set forth therein, the Company. Pursuant to the terms of the Hexion Epoxy Purchase Agreement, the Company agreed to acquire all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). On February 1, 2022, the Company completed its acquisition of Westlake Epoxy for a total purchase consideration of $1,207 and accounted for the acquisition under the acquisition method in accordance with Accounting Standard Codification Topic 805, Business Combinations. This acquisition represents a significant strategic expansion of the Company's Performance and Essential Materials businesses into additional high-growth, innovative and sustainability-oriented applications – such as wind turbine blades and light-weight automotive structural components. Because epoxies are produced from chlorine and caustic soda, the transaction also provides vertical integration with the Company's global chlor-alkali businesses. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment.
For the year ended December 31, 2022, the Company recognized acquisition-related costs of $6 for advisory, consulting and professional fees, and other expenses that were expensed as restructuring, transaction and integration-related costs as a component of the income from operations. The acquisition of Westlake Epoxy on the statement of cash flows is presented net of the cash and restricted cash acquired.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The information below represents the purchase price allocation:

Cash	$42
Accounts receivable	299
Inventories	346
Prepaid expenses and other current assets	22
Property, plant and equipment	665
Operating lease right-of-use assets	59
Intangible assets	145
Other assets	104
Total assets acquired	1,682
Accounts payable	189
Accrued and other liabilities	84
Deferred income taxes	97
Pensions and other post-retirement benefits	163
Operating lease liabilities	48
Other liabilities	19
Total liabilities assumed	600
Total identifiable net assets acquired	1,082
Noncontrolling interest	(2)
Goodwill	127
Total Westlake Corporation purchase consideration	$1,207
Management estimated that consideration paid exceeded the fair value of the net assets acquired. The excess of the total equity value of Westlake Epoxy based on the purchase consideration over net assets acquired was recorded as goodwill, most of which is not expected to be deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. The purchase accounting adjustments recorded since the date of the acquisition resulted in an $8 increase in goodwill. Intangible assets acquired as a result of the Westlake Epoxy acquisition are amortized on a straight-line basis to reflect the pattern in which the economic benefits of the intangible assets are realized. The intangible assets that have been acquired are being amortized over periods of 11 to 19 years.
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
Property, plant, and equipment acquired includes real and personal property of approximately $665. The fair value of property, plant and equipment were estimated using a combination of the market and cost approach. The value of personal property of approximately $535 was estimated using the replacement cost method under the cost approach. Assumptions used within the replacement cost approach include the cost to acquire or construct comparable assets, the age of the assets, and the condition of the assets.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Unaudited Pro Forma Financial Information
The acquired Westlake Epoxy business contributed net sales and net income of $1,446 and $42, respectively, to the Company for the period from February 1, 2022 to December 31, 2022. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of Westlake Epoxy occurred on January 1, 2021:

	2022	2021
Revenues	$15,954	$13,385
Net income attributable to Westlake Corporation	$2,317	$2,181
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
Boral Target Companies in North America.
On October 1, 2021, the Company completed its acquisition of Boral Limited's North American building products businesses in roofing, siding, trim and shutters, decorative stone and windows (the "Boral Target Companies") for a total final purchase consideration of $2,140. The assets acquired and liabilities assumed and the results of operations of the Boral Target Companies are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $952, of which $645 is included in customer relationships, net on the Company's consolidated balance sheets and goodwill of $787. The purchase accounting adjustments for the year ended December 31, 2022, resulted in a $16 increase in goodwill. The intangible assets that have been acquired are being amortized over periods of 12 to 22 years.
The information below represents the final purchase price allocation:

Cash	$5
Accounts receivable	119
Inventories	156
Prepaid expenses and other current assets	3
Property, plant and equipment	482
Operating lease right-of-use assets	87
Intangible assets	952
Other assets	18
Total assets acquired	1,822
Accounts payable	46
Accrued and other liabilities	105
Deferred income taxes	243
Operating lease liabilities	73
Other liabilities	2
Total liabilities assumed	469
Total identifiable net assets acquired	1,353
Goodwill	787
Total purchase consideration	$2,140

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
LASCO Fittings, Inc.
On August 19, 2021, the Company completed its acquisition of LASCO Fittings, Inc., a Delaware corporation ("LASCO"), a manufacturer of injected-molded polyvinyl chloride ("PVC") fittings that serve the plumbing, pool and spa, industrial, irrigation and retail markets in the United States, for a total final closing purchase consideration of $277. The assets acquired and liabilities assumed and the results of operations of LASCO are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $77, of which $50 is included in customer relationships, net on the Company's consolidated balance sheets, and goodwill of $105, with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over a period of 17 to 18 years.
Dimex LLC.
On September 10, 2021, the Company completed its acquisition of DX Acquisition Corp., a Delaware corporation ("Dimex"), a producer of various consumer products made from post-industrial-recycled PVC, polyethylene and thermoplastic elastomer materials, including, landscape edging; home, office and industrial matting; marine dock edging; and masonry joint controls. The total final closing purchase consideration was $172. The assets acquired and liabilities assumed and the results of operations of Dimex are included in the Housing and Infrastructure Products segment. The Company recognized intangible assets of $72, of which $48 is included in customer relationships, net on the Company's consolidated balance sheets, and goodwill of $68, with the remainder of the purchase consideration primarily allocated to property, plant, and equipment, net and working capital balances. The intangible assets that have been acquired are being amortized over a period of 17 to 19 years.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $18 and $33 at December 31, 2022 and 2021, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2022	2021
Trade customers	$1,676	$1,764
Related parties	3	3
Allowance for credit losses	(28)	(26)
	1,651	1,741
Federal and state taxes	69	62
Other	81	65
Accounts receivable, net	$1,801	$1,868
5. Inventories
Inventories consist of the following at December 31:

	2022	2021
Finished products	$1,157	$842
Feedstock, additives, chemicals and other raw materials	495	374
Materials and supplies	213	191
Inventories	$1,866	$1,407

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
6. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2022	2021
Land	$299	$284
Buildings and improvements	895	818
Plant and equipment	10,499	9,355
Other	711	629
	12,404	11,086
Less: Accumulated depreciation	(4,698)	(4,134)
	7,706	6,952
Construction in progress	819	654
Property, plant and equipment, net	$8,525	$7,606
Depreciation expense on property, plant and equipment of $762, $604 and $558 is included primarily in cost of sales in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Leases
Lease-related asset and liability balances consist of the following at December 31:

	2022	2021
Operating Leases
Right-of-use assets	$615	$562

Accrued and other liabilities	$116	$106
Operating lease liabilities	504	461
Total operating lease liabilities	$620	$567

Weighted Average Remaining Term (in years)	9	9
Weighted Average Lease Discount Rate	2.9%	2.7%
The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020. The components of operating lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost (1)	$139	$117	$117
Short-term lease cost	101	85	70
Total operating lease cost	$240	$202	$187

_____________________________
(1)Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Maturities of lease liabilities were as follows at December 31, 2022:

Operating Leases
2023	$129
2024	108
2025	87
2026	74
2027	64
Thereafter	275
Total lease payments	737
Less: imputed interest	(117)
Present value of lease liabilities	$620
Related Party Leases
The Company leases certain assets under operating leases with related parties. Right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $29 and $33 as of December 31, 2022 and December 31, 2021, respectively. The Company recognized operating lease cost for fixed lease payments to related parties of $6 and $11 for the years ended December 31, 2022 and 2021, respectively.
8. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes gross carrying amounts and changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balance at December 31, 2020	$901	$182	$1,083
Goodwill acquired during the year	—	943	943
Effects of changes in foreign exchange rates	1	(3)	(2)
Balance at December 31, 2021	902	1,122	2,024
Goodwill acquired during the year	119	5	124
Measurement period adjustment	8	16	24
Effects of changes in foreign exchange rates	(9)	(2)	(11)
Balance at December 31, 2022	$1,020	$1,141	$2,161
The Company performed its annual impairment analysis for the Performance and Essential Materials and the Housing and Infrastructure Products reporting units during the fourth quarter of 2022. The Company elected to perform a qualitative assessment for the purposes of its annual goodwill impairment analysis for the reporting units under both segments. Based upon this assessment, the Company determined that it is more likely than not that the fair value of each of the reporting units exceeds its carrying value. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy and market capitalization.
During 2021, as part of the reorganization of operating segments, the Company assessed and re-defined reporting units effective as of the beginning of the fourth quarter of 2021, including reallocation of goodwill on a relative fair value basis as applicable to affected reporting units. Goodwill impairment analyses were performed as of the effective reorganization date both before and after the reorganization. The fair values of the reporting units were determined using both a discounted cash flow methodology and a market value methodology. Based upon this assessment, the Company determined that it was more likely than not that the fair value of the reporting units exceeds its carrying value both prior to the reorganization and after the reorganization.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Intangible Assets
Intangible assets consist of the following at December 31:

	2022			2021			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,589	$(596)	$993	$1,581	$(498)	$1,083	15
Other intangible assets:
Licenses and intellectual property	306	(124)	182	311	(109)	202	16
Trade name	411	(86)	325	342	(63)	279	18
Other	84	(19)	65	34	(18)	16	14
Total other intangible assets	$801	$(229)	$572	$687	$(190)	$497
Scheduled amortization of intangible assets for the next five years is as follows: $147, $117, $116, $106 and $106 in 2023, 2024, 2025, 2026 and 2027, respectively.
9. Equity Method Investments
LACC, LLC Joint Venture
In 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of the Company, and Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), formed a joint venture, LACC, LLC ("LACC"), to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 to LACC to fund construction costs of the ethylene plant, representing approximately 12% of the membership interests in LACC. On November 12, 2019, the Company, through Eagle, completed the acquisition of an additional 34.8% of the membership interests in LACC from Lotte for approximately $817. On March 15, 2022, the Company acquired an additional 3.2% of the membership interests in LACC from Lotte for $89. As of December 31, 2022, the Company owned an aggregate 50% membership interest in LACC. As of December 31, 2022, the Company's investment exceeded the underlying equity in net assets by approximately $201 which was assigned to goodwill and not amortized.
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
The Company's ethylene offtake from LACC was approximately 766 million and 909 million pounds during the years ended December 31, 2022 and 2021, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Changes in the Company's investment in LACC for the years ended December 31, 2022 and 2021 were as follows:

Investment in LACC
Balance at December 31, 2020	$961
Cash contributions	22
Depreciation and amortization	(40)
Balance at December 31, 2021	943
Cash contributions	87
Additional interest purchased	89
Depreciation and amortization	(44)
Balance at December 31, 2022	$1,075
Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees as components of the total transaction price and recognizes it ratably in net sales over approximately 25 years. The remaining performance obligations at December 31, 2022, representing these fixed components of the transaction price, totaled $54 and $76 from LACC and Lotte, respectively. The associated contract liabilities recorded from LACC and Lotte totaled $19 and $24 as of December 31, 2022, respectively, and $14 and $18 as of December 31, 2021, respectively. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees.
Other Equity Method Investments
In addition to LACC, the Company has other equity method investments amounting to $67 and $64 as of December 31, 2022 and 2021, respectively. See Note 20 for more detailed information.
10. Accounts Payable
Accounts payable consist of the following at December 31:

	2022	2021
Accounts payable—third parties	$870	$849
Accounts payable to related parties	16	15
Notes payable	3	15
Accounts payable	$889	$879

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
11. Long-Term Debt
Long-term debt consist of the following at December 31:

	2022			2021
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
3.60% senior notes due 2022 (the "3.60% 2022 Senior Notes")	$—	$—	$—	$250	$—	$250
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	300	(1)	299	300	(2)	298
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	(4)	746	750	(5)	745
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	—	11	11	—	11
1.625% senior notes due 2029 (the "1.625% 2029 Senior Notes")	750	(7)	743	794	(8)	786
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	(3)	297	300	(4)	296
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	(1)	249	250	(1)	249
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	(11)	339	350	(11)	339
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	(21)	679	700	(22)	678
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	(8)	492	500	(8)	492
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	(22)	578	600	(23)	577
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	(19)	431	450	(19)	431
8.73% RS Cogen debt due 2022 (the "8.73% 2022 RS Cogen Debt")	—	—	—	19	—	19
Term loan 2026 (the "2026 Term Loan")	15	—	15	9	—	9
Total long-term debt	4,976	(97)	4,879	5,283	(103)	5,180
Less current portion:
3.60% 2022 Senior Notes	—	—	—	(250)	—	(250)
8.73% 2022 RS Cogen Debt	—	—	—	(19)	—	(19)
Long-term debt, net of current portion	$4,976	$(97)	$4,879	$5,014	$(103)	$4,911

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
New Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "New Credit Agreement") and, in connection therewith, terminated the Company's existing revolving credit agreement. The New Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the New Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2022, the Company was in compliance with the total leverage ratio financial maintenance covenant. The New Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the New Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the New Credit Agreement.
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
As of December 31, 2022, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the New Credit Agreement.
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
3.60% Senior Notes due 2026 and 5.00% Senior Notes due 2046
In August 2016, the Company issued $750 aggregate principal amount of the 3.60% 2026 Senior Notes and $700 aggregate principal amount of the 5.00% 2046 Senior Notes. In March 2017, the Company commenced registered exchange offers to exchange the 3.60% 2026 Senior Notes and the 5.00% 2046 Senior Notes for new notes that are identical in all material respects to the 3.60% 2026 Senior Notes and the 5.00% 2046 Senior Notes, except that the offer and issuance of the new Securities and Exchange Commission-registered notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). The exchange offers expired on April 24, 2017, and approximately 99.97% of the 3.60% 2026 Senior Notes and 100% of the 5.00% 2046 Senior Notes were exchanged. The 3.60% 2026 Senior Notes that were not exchanged in the 3.60% 2026 Senior Notes exchange offer have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities law.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. The interest rate on the waste disposal revenue bonds at December 31, 2022 and 2021 was 3.88% and 0.14%, respectively.
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
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., the Company's 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $22. The interest rate on these loans at December 31, 2022 was 0.20%. The unsecured loans include a government rate subsidy and have a 5-year maturity. The balance outstanding under these loans was approximately $15 at December 31, 2022.
The holders of the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes and the 3.375% 2061 Senior Notes may require the Company to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes (together, the "Notes") contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict the Company and certain of the Company's subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of its assets. The Notes are unsecured and none of the Company's subsidiaries have guaranteed any series of the Notes.
As of December 31, 2022, the Company was in compliance with all of its long-term debt covenants.
The weighted average interest rate on all long-term debt was 3.2% at December 31, 2022 and 2021. Unamortized debt issuance costs on long-term debt were $40 and $42 at December 31, 2022 and 2021, respectively.
Aggregate scheduled maturities of long-term debt during the next five years consist of $300 in 2024, $765 in 2026 and $11 in 2027. There are no other scheduled maturities of debt in 2023 through 2027.
12. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $169, $145 and $137 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Stock Repurchase Program
In November 2014, the Company's Board of Directors approved a $250 share repurchase program (the "2014 Program"). In November 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2018, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2022, the Company's Board of Directors approved the further expansion of the existing 2014 Program by an additional $500. The number of shares repurchased by the Company under the 2014 Program was 1,079,736, 355,800 and 995,529 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had repurchased a total of 8,511,256 shares of its common stock for an aggregate purchase price of approximately $551.
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
13. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2020	$(24)	$(40)	$(64)
Net other comprehensive income (loss) attributable to Westlake Corporation	44	(16)	28
Balances at December 31, 2021	20	(56)	(36)
Net other comprehensive income (loss) attributable to Westlake Corporation	32	(85)	(53)
Balances at December 31, 2022	$52	$(141)	$(89)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
14. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the plan. The Company may, at its discretion and per the terms of the plan, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $33, $24 and $21, respectively, to expense for these contributions.
Further, within the plan, the Company also makes an annual retirement contribution to substantially all employees of certain subsidiaries. The Company's contributions to the plan are determined as a percentage of employees' pay. For the years ended December 31, 2022, 2021 and 2020, the Company charged approximately $46, $35 and $34, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has defined contribution plans in several countries covering eligible employees of the Company. The Company's contributions to the plans are based on applicable laws in each country and eligibility of employees of certain subsidiaries for the annual retirement contribution. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2022, 2021 and 2020, the Company charged approximately $3, $4 and $4, respectively, to expense for its contributions to these plans. For the years ended December 31, 2022, 2021 and 2020, the Company charged an additional $2, $1 and $0, respectively, to expense related to the annual retirement contributions to these plans.
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
Non-U.S. Plans
The Company has defined benefit pension plans covering current and former employees associated with the Company's operations. In conjunction with the Westlake Epoxy acquisition on February 1, 2022, as disclosed in Note 2, the Company assumed certain defined benefit pension plans that are incorporated in the information disclosed. Several non-U.S. pension plans are unfunded and have no plan assets. These pension plans are closed to new participants. Benefits for employees for these plans are based primarily on employees' pay near retirement. The measurement date for the non-U.S. plans is December 31.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$673	$152	$748	$173
Benefit obligation assumed with acquisition	—	612	—	1
Service cost	1	3	3	2
Interest cost	14	7	11	1
Actuarial loss (gain)	(121)	(188)	(35)	(9)
Benefits paid	(49)	(17)	(52)	(4)
Plan amendments	—	—	(2)	—
Settlements	—	(1)	—	(1)
Foreign exchange effects	—	(38)	—	(11)
Benefit obligation, end of year	$518	$530	$673	$152

Change in plan assets
Fair value of plan assets, beginning of year	$562	$21	$563	$21
Plan assets assumed with acquisition	—	538	—	—
Actual return	(97)	(145)	52	1
Employer contribution	2	1	2	4
Benefits paid	(49)	(17)	(52)	(4)
Administrative expenses paid	(3)	—	(3)	—
Settlements	—	(1)	—	(1)
Foreign exchange effects	—	(27)	—	—
Fair value of plan assets, end of year	$415	$370	$562	$21
Funded status, end of year	$(103)	$(160)	$(111)	$(131)

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent assets	$—	$63	$—	$—
Current liabilities	(2)	(9)	(2)	(3)
Noncurrent liabilities	(101)	(214)	(109)	(128)
Net amount recognized	$(103)	$(160)	$(111)	$(131)

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(30)	$(10)	$(43)	$23
Prior service credit	(2)	(4)	(2)	(4)
Total before tax (1)	$(32)	$(14)	$(45)	$19

______________________________
(1)After-tax totals for pension benefits were $45 and $21 for 2022 and 2021, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2022 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(518)	$(223)	$(673)	$(130)
Accumulated benefit obligation	(518)	(221)	(673)	(128)
Fair value of plan assets	415	—	562	—
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$1	$3	$3	$2	$3	$2
Administrative expenses	3	—	3	—	3	—
Interest cost	14	7	11	1	17	2
Expected return on plan assets	(38)	(12)	(38)	(1)	(35)	(1)
Net amortization	—	1	—	3	—	1
Net periodic benefit cost (gain)	$(20)	$(1)	$(21)	$5	$(12)	$4

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$13	$(31)	$(49)	$(9)	$22	$13
Prior service credit	—	—	(2)	—	—	—
Amortization of net gain (loss)	—	(1)	—	(2)	—	(1)
Foreign exchange effects	—	(1)	—	—	—	—
Total recognized in OCI	$13	$(33)	$(51)	$(11)	$22	$12
Total net periodic benefit cost and OCI	$(7)	$(34)	$(72)	$(6)	$10	$16
The estimated prior service credit and net gain for the defined benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2023 are expected to be $1 and $2, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.9%	3.7%	2.6%	1.4%	2.1%	0.8%
Rate of compensation increase	—%	2.9%	—%	2.6%	—%	2.6%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	2.5%	1.2%	2.1%	0.8%	3.0%	1.3%
Discount rate for service cost	2.8%	1.4%	2.4%	0.8%	3.2%	1.4%
Discount rate for interest cost	2.1%	1.2%	1.5%	0.8%	2.6%	1.6%
Expected return on plan assets	7.0%	2.6%	7.0%	4.0%	7.0%	4.0%
Rate of compensation increase	—%	2.8%	—%	2.6%	—%	2.6%
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
The Company's U.S. pension plan investments are held in the Westlake Defined Benefit Plan. The Company's overall investment strategy for these pension plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 60% of investments for long-term growth, and 40% for near-term benefit payments with a diversification of asset types. These pension funds' investment policies target asset allocations of approximately 60% equity securities and 40% fixed income securities in order to pursue a balance between moderate income generation and capital appreciation.
The Company's non-U.S. pension plan investments are primarily held in three pension plans in the Netherlands (collectively, the "Netherlands Plan"). Per the terms of the Netherlands Plan asset management agreement between the Company and the asset manager, the Netherlands Plan's current portfolio is strategically weighted towards fixed income securities. The Netherlands Plan's investment policy targets asset allocations of approximately 20% equity securities and 80% fixed income securities. The Netherlands Plan's investment strategy allows for re-allocations of either of the equity or the fixed income securities from 0% up to 100%.
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment and non-investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. Fixed income funds also include international government bonds and mortgage funds. The U.S. pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2022, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's plan assets at December 31, by asset category, are as follows:

	2022
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$—	$7	$—	$—	$7
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	42	90	—	132	—	1	—	1
Small-cap funds (2)	—	10	—	10	—	—	—	—
International funds (3)	72	24	—	96	—	73	—	73
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	37	128	—	165	—	280	—	280
Short-term investment funds	—	12	—	12	—	—	—	—
Group insurance contract	—	—	—	—	—	—	9	9
	$151	$264	$—	$415	$7	$354	$9	$370

	2021
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$—	$6	$—	$—	$6
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	62	125	—	187	—	2	—	2
Small-cap funds (2)	—	14	—	14	—	—	—	—
International funds (3)	93	33	—	126	—	4	—	4
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	127	99	—	226	—	9	—	9
Short-term investment funds	—	9	—	9	—	—	—	—
	$282	$280	$—	$562	$6	$15	$—	$21

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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
(3)Substantially all of the assets of the U.S. Plans' funds are invested in international companies in developed markets (excluding the U.S.), and the remainder of the assets of these funds is invested in cash reserves. The assets of the non-U.S. Plans' funds are primarily invested in diversified global equities, real estate and private equities.
(4)The assets of the U.S. Plans' funds represent investment grade bonds of U.S. issuers, including U.S. Treasury notes. The assets of the non-U.S. Plans represent fixed income funds that are primarily invested in international government bonds and mortgage funds.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations. Based on preliminary estimates, the Company expects to make contributions of approximately $0 and $7 for the U.S. and Non-U.S. pension plans, respectively, in 2023.
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
Contributions to the Company's multi-employer plans are expensed as incurred and were as follows:

	Year Ended December 31,
	2022	2021	2020
	Non-U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
Contributions to multi-employer plans (1)	$5	$10	$5

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
The Company also has a post-retirement plan in Canada which is unfunded and provides medical and life insurance benefits for certain employees and their dependents. In conjunction with the Westlake Epoxy acquisition on February 1, 2022, as disclosed in Note 2, the Company assumed a post-retirement benefit plan in the Netherlands which is incorporated in the information disclosed.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table provides a reconciliation of the benefit obligations of the Company's unfunded post-retirement healthcare plans.

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$59	$3	$63	$4
Benefit obligation assumed with acquisition	—	1	—	—
Service cost	—	—	1	—
Interest cost	1	—	1	—
Actuarial loss (gain)	(7)	(1)	(2)	(1)
Benefits paid	(7)	—	(8)	—
Plan amendments	—	—	4	—
Benefit obligation, end of year	$46	$3	$59	$3

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	7	—	8	—
Benefits paid	(7)	—	(8)	—
Fair value of plan assets, end of year	$—	$—	$—	$—
Funded status, end of year	$(46)	$(3)	$(59)	$(3)

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(8)	$(1)	$(8)	$—
Noncurrent liabilities	(38)	(2)	(51)	(3)
Net amount recognized	$(46)	$(3)	$(59)	$(3)

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net gain	$(9)	$(2)	$(2)	$(1)
Prior service cost	3	—	4	—
Total before tax (1)	$(6)	$(2)	$2	$(1)

______________________________
(1)After-tax totals for post-retirement healthcare benefits were a gain of $7 and a loss of $1 for 2022 and 2021, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$—	$—	$1	$—	$1	$—
Interest cost	1	—	1	—	1	—
Net amortization	1	—	—	—	—	—
Net periodic benefit cost	$2	$—	$2	$—	$2	$—

Other changes in plan assets and benefit obligation recognized in OCI
Net loss (gain) emerging	$(7)	$(1)	$(2)	$(1)	$3	$—
Prior service cost	—	—	4	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Total recognized in OCI	$(8)	$(1)	$2	$(1)	$3	$—
Total net periodic benefit cost and OCI	$(6)	$(1)	$4	$(1)	$5	$—
The estimated prior service cost and net gain for the post-retirement healthcare benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2023 are expected to be $1 and $0, respectively.
The weighted-average assumptions used to determine post-retirement healthcare plan obligations and net periodic benefit costs for the plans are as follows:

	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	4.7%	4.8%	2.2%	3.5%	1.5%	2.7%
Health care cost trend rate
- Initial rate	6.5%	5.5%	6.3%	5.6%	6.5%	5.6%
- Ultimate rate	4.8%	4.0%	4.5%	4.0%	4.5%	4.0%
- Years to ultimate	8	18	8	19	9	20
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	2.2%	3.0%	1.5%	2.7%	2.5%	3.2%
Discount rate for service cost	2.6%	3.0%	2.1%	2.7%	2.8%	3.2%
Discount rate for interest cost	1.5%	3.0%	0.9%	2.7%	2.2%	3.2%
Health care cost trend rate
- Initial rate	6.3%	5.6%	6.5%	5.6%	6.8%	5.7%
- Ultimate rate	4.5%	4.0%	4.5%	4.0%	4.5%	4.0%
- Years to ultimate	7	18	8	19	9	20

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
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Other Post- retirement Benefits
Estimated future benefit payments:
Year 1	$65	$9
Year 2	64	8
Year 3	64	6
Year 4	65	4
Year 5	64	4
Years 6 to 10	321	16

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
15. Stock-Based Compensation
Under the Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated in 2017, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest (1) ratably on an annual basis over a three-year period or (2) at the end of a five-year period. Outstanding restricted stock units and performance stock units vest either (1) ratably on an annual basis over a one to five-year period or (2) at the end of a three or six-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2022, 2021 and 2020, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $35, $31 and $29, respectively.
Option activity and changes during the year ended December 31, 2022 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,569,656	$72.43
Granted	219,053	108.12
Exercised	(249,532)	70.37
Cancelled	(8,107)	92.59
Outstanding at December 31, 2022	1,531,070	$77.76	6.2	$40
Exercisable at December 31, 2022	999,887	$71.40	5.1	$32
For options outstanding at December 31, 2022, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$44.42 - $61.87	317,649	3.7
$63.98 - $65.81	386,400	6.5
$68.09 - $79.83	241,121	5.2
$86.54 - $86.54	237,684	8.1
$107.75 - $108.12	348,216	7.6
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2022, 2021 and 2020, the total intrinsic value of options exercised was $13, $9 and $11, respectively.
As of December 31, 2022, $7 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Income tax benefits of $2, $2 and $2 were realized from the exercise of stock options during the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Stock Option Grants
	Year Ended December 31,
	2022	2021	2020
Weighted average fair value	$34.20	$25.18	$15.55
Risk-free interest rate	1.8%	0.6%	1.4%
Expected life in years	5	5	5
Expected volatility	36.9%	36.9%	29.4%
Expected dividend yield	1.1%	1.2%	1.6%
Non-vested restricted stock units as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	676,299	$77.73
Granted	201,094	107.75
Vested	(168,021)	79.76
Forfeited	(18,958)	85.63
Non-vested at December 31, 2022	690,414	$85.77
As of December 31, 2022, there was $25 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $18, $18 and $12, respectively.
Performance stock unit payout is based on the greater of the average annual economic-value added results for the Company (equal to net operating profit after tax less a capital charge based upon the weighted average cost of capital) and relative total shareholder return as compared to a peer group of companies. The units have payouts that range from zero to 200 percent of the target award.
Non-vested performance stock units as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	256,394	$97.14
Granted	69,491	147.98
Vested	(71,757)	114.38
Forfeited	(3,759)	109.38
Non-vested at December 31, 2022	250,369	$106.13
As of December 31, 2022, there was $11 of unrecognized stock-based compensation expense related to non-vested performance stock units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of performance stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $8, $0 and $0, respectively.

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

	Performance Stock Units
	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.7%	0.2%	1.4%
Expected life in years	2.87	2.87	2.88
Expected volatility of Westlake Corporation common stock	49.3%	49.4%	32.0%
Expected volatility of peer companies	30.8% - 67.2%	30.7% - 65.6%	15.7% - 47.4%
Average correlation coefficient of peer companies	0.66	0.65	0.49
Grant date fair value	$147.98	$109.94	$74.61
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("Westlake Partners GP"), maintains a unit-based compensation plan for directors and employees of Westlake Partners GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
16. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2022 and 2021 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.60% 2022 Senior Notes	$—	$—	$250	$252
0.875% 2024 Senior Notes	299	279	298	287
3.60% 2026 Senior Notes	746	705	745	805
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11	11	11
1.625% 2029 Senior Notes	743	606	786	824
3.375% 2030 Senior Notes	297	258	296	319
3.50% 2032 GO Zone Refunding Senior Notes	249	233	249	271
2.875% 2041 Senior Notes	339	231	339	339
5.00% 2046 Senior Notes	679	583	678	885
4.375% 2047 Senior Notes	492	379	492	592
3.125% 2051 Senior Notes	578	373	577	582
3.375% 2061 Senior Notes	431	267	431	432
8.73% 2022 RS Cogen Debt	—	—	19	19
2026 Term Loans	15	15	9	9
17. Income Taxes
The components of income before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$2,523	$2,298	$233
Foreign	423	379	98
	$2,946	$2,677	$331
The Company's provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$473	$434	$(208)
State	74	57	6
Foreign	123	93	14
Total current	670	584	(188)
Deferred
Federal	(1)	19	154
State	(14)	13	(13)
Foreign	(6)	(9)	5
Total deferred	(21)	23	146
Total provision for (benefit from) income taxes	$649	$607	$(42)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Provision for federal income tax, at statutory rate	$619	$563	$70
State income tax provision, net of federal income tax effect	59	56	2
Foreign income tax rate differential	30	22	2
CARES Act net operating loss carryback tax benefit	—	—	(95)
Noncontrolling interests	(8)	(11)	(9)
Change in valuation allowance	—	(29)	3
U.S. federal research and development credits	(27)	(1)	(2)
Other, net	(24)	7	(13)
Total income tax expense (benefit)	$649	$607	$(42)
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2022	2021
Net operating loss carryforward	$103	$96
Credit carryforward	19	23
Operating lease liabilities	149	136
Accruals	96	68
Pension	99	64
Inventories	34	22
Research and experimental expenditures	94	—
Other	18	26
Deferred taxes assets—total	612	435
Property, plant and equipment	(1,301)	(1,134)
Intangibles	(272)	(288)
Operating lease right-of-use asset	(149)	(134)
Turnaround costs	(49)	(27)
Consolidated partnerships	(234)	(256)
Equity method investments	(237)	(223)
Other	(42)	(17)
Deferred tax liabilities—total	(2,284)	(2,079)
Valuation allowance	(47)	(4)
Total net deferred tax liabilities	$(1,719)	$(1,648)

Balance sheet classifications
Noncurrent deferred tax asset	$16	$33
Noncurrent deferred tax liability	(1,735)	(1,681)
Total net deferred tax liabilities	$(1,719)	$(1,648)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
At December 31, 2022, the Company had federal, foreign and state net operating loss carryforwards ("NOLs") of approximately $18, $224 and $733, respectively. The federal NOL of $18 was acquired in connection with the acquisition of Dimex and a foreign NOL of $76 was acquired in connection with the acquisition of Westlake Epoxy. The federal NOL and certain foreign and state NOLs do not expire, while certain other foreign and state NOLs expire in varying amounts between 2023 and 2042. The federal NOL and certain state NOLs are subject to limitations on an annual basis. At December 31, 2022, the Company had various federal and state credits carryforwards of $2 and $17, respectively, which either do not expire or expire in varying amounts between 2028 and 2032. Management believes the Company will realize the benefit of a portion of the net operating loss carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance increased by $43 as a result of the Westlake Epoxy acquisition and management judgment regarding the realizability of certain foreign deferred tax assets including net operating loss carryforwards.
The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and experimental expenditures immediately in the year incurred and requires taxpayers to capitalize and amortize such expenditures over five years for domestic expenditures and over fifteen years for foreign expenditures effective beginning January 1, 2022. As a result, the Company has identified research and experimental expenditures required to be capitalized and established a deferred tax asset of $94.
The Company has recognized a liability for uncertain income tax positions of $30 as of December 31, 2022. The Company does not believe it is likely that any material amounts will be paid in 2023. The ultimate resolution and timing of payment for remaining matters continues to be uncertain.
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

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Westlake Corporation	$2,247	$2,015	$330
Less:
Net income attributable to participating securities	(12)	(10)	(1)
Net income attributable to common shareholders	$2,235	$2,005	$329
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares—basic	127,970,445	128,002,911	127,850,592
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	875,117	695,071	238,466
Weighted average common shares—diluted	128,845,562	128,697,982	128,089,058

Earnings per common share attributable to Westlake Corporation:
Basic	$17.46	$15.66	$2.57
Diluted	$17.34	$15.58	$2.56

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Excluded from the computation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 are options to purchase 315,864, 461,618 and 1,151,776 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Dividends per common share	$1.3090	$1.1350	$1.0650
19. Supplemental Information
Other Assets, Net
Other assets, net were $569 and $417 at December 31, 2022 and 2021, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $359 and $261 at December 31, 2022 and 2021, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,409 and $1,196 at December 31, 2022 and 2021, respectively. Accrued rebates and accrued income taxes, which are components of accrued and other liabilities, were $227 and $169 at December 31, 2022 and $213 and $88 at December 31, 2021, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $44 and $49 at December 31, 2022 and 2021, respectively.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $171, $156, and $86 at December 31, 2022, 2021, and 2020, respectively.
Restructuring, Transaction and Integration-related Costs
For the years ended December 31, 2022 and December 31, 2021, the restructuring, transaction and integration-related costs of $33 and $21, respectively, primarily consist of integration-related consulting fees, restructuring expenses and costs associated with the businesses acquired in the first quarter of 2022, and in the second half of 2021. For the year ended December 31, 2020, the restructuring, transaction and integration-related costs of $36 primarily consist of restructuring expenses of $34 related to the decision to close a non-integrated plant located in Germany that was part of the Performance and Essential Materials segment.
Other Income, Net
For the year ended December 31, 2022, other income, net included income from pension and post-retirement plans, income from unconsolidated subsidiaries and interest income of $26, $15 and $24, respectively. For the year ended December 31, 2021, other income, net included income from pension and post-retirement plans, income from unconsolidated subsidiaries and interest income of $23, $13 and $7, respectively. For the year ended December 31, 2020, other income, net included income from pension and post-retirement plans, income from unconsolidated subsidiaries and interest income of $14 $16 and $14, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Operating cash flows from operating leases (1)	$134	$114	$114
Right-of-use assets obtained in exchange for operating lease obligations	187	215	112
______________________________
(1)    Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets.
Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
Cash paid (refunded) for:
Interest paid, net of interest capitalized	$172	$130	$140
Income taxes paid (refunded)	570	466	(135)
20. Related Party and Affiliate Transactions
The Company and Lotte have a joint venture, LACC, to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. See Note 9 for details of the Company's transactions with LACC.
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For each of the years ended December 31, 2022, 2021 and 2020, the Company incurred lease payments of approximately $3.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture in which the Company owns a 50% equity interest, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2022 and 2021 was $7. For the years ended December 31, 2022, 2021 and 2020, the Company incurred pipeline lease service fees of approximately $16, $14 and $13, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1 at December 31, 2022 and 2021.
The Company owns an approximately 20% equity interest in both YNCORIS GmbH & Co. KG (formerly known as InfraServ Knapsack GmbH & Co. KG) and InfraServ Gendorf GmbH & Co. KG (collectively "Infraserv"). The Company accounts for its investments in Infraserv under the equity method of accounting. The Company has service agreements with these entities, including contracts to provide electricity, technical and leasing services to certain of the Company's production facilities in Germany. The investment in Infraserv was $53 and $57 at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company incurred charges aggregating approximately $188, $174 and $149, respectively, for these services. The amounts accrued for these related parties were approximately $37 and $43 at December 31, 2022 and 2021, respectively.
In conjunction with the Westlake Epoxy acquisition, the Company acquired 49.99% equity interest in Westlake UV Coatings (Shanghai) Co., Ltd. (formerly known as Hexion UV Coatings Co., LTD). The investment in Westlake UV Coatings (Shanghai) Co., Ltd. was $7 at December 31, 2022. The Company accounts for its investments in Westlake UV Coatings (Shanghai) Co., Ltd. under the equity method of accounting.
Dividends received from equity method investments were $16, $15 and $12 for the years ended December 31, 2022, 2021 and 2020, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
One of the Company's directors serves as Chairman, Chief Executive Officer and President of American Air Liquide Holdings, Inc. and Executive Vice President of the Air Liquide Group ("Air Liquide") and Chairman of Airgas, Inc. The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of American Air Liquide Holdings, Inc. including Airgas and subsidiaries that were acquired in 2016 by Air Liquide aggregating approximately $43, $39 and $34 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $11, $8 and $7 during the years ended December 31, 2022, 2021 and 2020, respectively. The amounts payable to Air Liquide were $4 and $3 at December 31, 2022 and 2021, respectively, and the amounts receivable from Air Liquide were $2 and $1 at December 31, 2022 and 2021, respectively.
21. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units. Most recently, on March 29, 2019, Westlake Partners purchased an additional 4.5% newly issued limited partner interests in OpCo and completed a private placement of 2,940,818 common units. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement. At December 31, 2022, Westlake Partners had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units had been issued under this program as of December 31, 2022.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Antitrust Proceedings. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied. The defendants’ joint motion to dismiss the indirect purchaser lawsuits was granted in part and denied in part. Both groups of cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings, until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental. As of December 31, 2022 and 2021, the Company had reserves for environmental contingencies totaling approximately $55 and $56, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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
Other Matter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. The case was initially dismissed. Triad Hunter appealed the dismissal, and in March 2019, the Court of Appeals in the Seventh Appellate District in Monroe County, Ohio reversed the dismissal. Trial began in October 2022. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant and awarded damages of approximately $70. No final judgment has yet been entered. The final judgment could include pre-judgment interest, post-judgment interest, and attorneys' fees. If the final judgment required the Company to pay any amount of damages, the Company will appeal that decision to the Court of Appeals. Upon receipt of the jury verdict, the Company reserved approximately $70, for the damages awarded to Triad Hunter.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $75 to $135.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Other Commitments
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. At December 31, 2022, unrecorded unconditional total purchase obligations were $6,646, which included approximately $914 in 2023, $894 in 2024, $817 in 2025, $780 in 2026, $703 in 2027, and $2,538 thereafter.
23. Segment and Geographic Information
Segment Information
The Company has two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products. These segments are strategic business units that offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies. The Company had historically operated in two principal operating segments, Vinyls and Olefins. In conjunction with the acquisitions in 2021 discussed in Note 2, and a resulting significant increase in the size of the Company's housing and infrastructure products operations, the Company reorganized its business into two principal operating segments, Performance and Essential Materials and Housing and Infrastructure Products, during the fourth quarter of 2021. These reporting changes have been retrospectively reflected in the segment results for all periods presented.
The Company's Performance and Essential Materials segment manufactures and markets polyethylene, styrene monomer, ethylene co-products, PVC, VCM, ethylene dichloride ("EDC"), chlor-alkali (chlorine and caustic soda), chlorinated derivative products and epoxy resins. The Company's ethylene production is used in the Company's polyethylene, styrene and VCM operations. In addition, the Company sells ethylene and ethylene co-products, primarily propylene, crude butadiene, pyrolysis gasoline and hydrogen, to external customers. The Company's primary North American manufacturing facilities are located in its Calvert City, Kentucky; Lake Charles, Plaquemine and Geismar, Louisiana; Longview and Deer Park, Texas; Lakeland, Florida and Argo, Illinois sites. The Company's primary European facilities are located in Germany and the Netherlands. The Company produces ethylene and polyethylene at its facilities in Lake Charles, Louisiana; Calvert City, Kentucky and Longview, Texas. The Company produces chlorine, caustic soda, VCM, EDC, PVC, hydrogen and chlorinated derivative materials at its facilities in Lake Charles, Plaquemine and Geismar, Louisiana; Calvert City, Kentucky; Natrium, West Virginia; Longview, Washington; Beauharnois, Quebec; Aberdeen, Mississippi and in Germany. Epoxy resins primarily comprise of Epoxy Specialty Resins and Base Epoxy Resins and Intermediaries. Epoxy Specialty Resins are produced at manufacturing facilities in Duisburg and Esslingen in Germany; Argo and Lakeland in the United States; one plant in Spain and one plant in South Korea. Base Epoxy Resins and Intermediaries are produced at Company's facilities plants in Pernis, the Netherlands and Deer Park, United States. In addition, the Company also has other manufacturing facilities and product development facilities in North America, Europe and Asia.
No single customer accounted for more than 10% of sales in the Performance and Essential Materials segment for the years ended December 31, 2022, 2021 or 2020.
The Housing and Infrastructure Products segment manufactures and markets products including residential siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipe and fittings and PVC compounds. As of December 31, 2022, the Company owned or leased 73 manufacturing facilities in North America, Europe and Asia. The Company's North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for the building products and pipes and fittings plants. The raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from Company's North American or Asian facilities or externally purchased at market prices based on the location of the plants.
No single customer accounted for more than 10% of sales in the Housing and Infrastructure Products segment for the years ended December 31, 2022, 2021 or 2020.
The accounting policies of the individual segments are the same as those described in Note 1.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2022	2021	2020
Net external sales
Performance and Essential Materials
Performance Materials	$6,964	$5,997	$3,428
Essential Materials	4,044	2,673	2,037
Total Performance and Essential Materials	11,008	8,670	5,465
Housing and Infrastructure Products
Housing Products	3,864	2,334	1,497
Infrastructure Products	922	774	542
Total Housing and Infrastructure Products	4,786	3,108	2,039
	$15,794	$11,778	$7,504

Intersegment sales
Performance and Essential Materials	$908	$798	$432
Housing and Infrastructure Products	—	—	—
	$908	$798	$432

Income (loss) from operations
Performance and Essential Materials	$2,416	$2,549	$231
Housing and Infrastructure Products	675	356	256
Corporate and other	(41)	(105)	(58)
	$3,050	$2,800	$429

Depreciation and amortization
Performance and Essential Materials	$784	$665	$637
Housing and Infrastructure Products	263	168	128
Corporate and other	9	7	8
	$1,056	$840	$773

Other income, net
Performance and Essential Materials	$37	$33	$30
Housing and Infrastructure Products	17	10	4
Corporate and other	19	10	10
	$73	$53	$44

Provision for (benefit from) income taxes
Performance and Essential Materials	$435	$542	$(122)
Housing and Infrastructure Products	185	80	71
Corporate and other	29	(15)	9
	$649	$607	$(42)

Capital expenditures
Performance and Essential Materials	$913	$567	$462
Housing and Infrastructure Products	187	88	55
Corporate and other	8	3	8
	$1,108	$658	$525

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Income from operations for reportable segments	$3,050	$2,800	$429
Interest expense	(177)	(176)	(142)
Other income, net	73	53	44
Income before income taxes	$2,946	$2,677	$331

	December 31, 2022	December 31, 2021
Total assets
Performance and Essential Materials	$13,978	$11,938
Housing and Infrastructure Products	5,022	5,021
Corporate and other	1,550	1,500
	$20,550	$18,459
Geographic Information

	Year Ended December 31,
	2022	2021	2020
Net sales to external customers (1)
United States	$10,899	$8,157	$5,100
Foreign
Canada	1,051	980	601
Germany	875	628	458
China	262	216	173
Italy	200	181	103
Taiwan	126	95	74
Other	2,381	1,521	995
	$15,794	$11,778	$7,504

	December 31, 2022	December 31, 2021
Long-lived assets
United States	$7,203	$6,633
Foreign
Germany	749	634
Other	573	339
	$8,525	$7,606

______________________________
(1)Net sales are attributed to countries based on location of customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears on page 56 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2022, as stated in their report that appears on page 57 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2022, we acquired all of the equity interests in Hexion's global epoxy business ("Westlake Epoxy"). We are in the process of integrating Westlake Epoxy into our overall internal control over financial reporting process. Because we acquired Westlake Epoxy during the current fiscal year, we excluded Westlake Epoxy from the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This exclusion is in accordance with the general guidance published by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Westlake Epoxy's total assets and total net sales represented 6.6% and 9.2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Except as noted below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2022.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 401(b) of Regulation S-K with respect to our executive officers is set forth in Part I of this Form 10-K.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,471,853	(1)	$77.76	(2)	2,045,259
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,471,853		$77.76	(2)	2,045,259

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

4.4
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.5
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.6
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

4.8
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

4.9
Fourteenth Supplemental Indenture (including the Notes), dated as of August 19, 2021, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 19, 2021, File No. 001-32260).

4.10
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

10.3
First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 6, 2018, File No. 001-36567).

10.4
Second Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders party thereto, dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Current Report on Form 8-K, filed on July 15, 2022, File No. 001-36567).

10.5
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners LP and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 001-36567).

10.6
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 001-36567).

10.7
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017 (incorporated herein by reference to Exhibit 10.12 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260).

10.8
Third Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of March 19, 2020 (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020, File No. 001-36567).

10.9
Fourth Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of July 12, 2022 (incorporated herein by reference to Exhibit 10.2 to Westlake Chemical Partners LP’s Current Report on Form 8-K, filed on July 15, 2022, File No. 001-36567).

10.10
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

10.11	Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004).

Exhibit No.	Exhibit Index

10.12+
Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated as of May 19, 2017) (incorporated by reference to Appendix B to Westlake's Definitive Proxy Statement on Schedule 14A filed on April 7, 2017, File No.1-32260).

10.13+
Westlake Corporation Amended and Restated Annual Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 24, 2011 (incorporated by reference to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, File No. 1-32260).

10.14
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

10.21+
Form of Performance Stock Unit Award Letter for 2021 Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021, File No. 001-32260).

10.22†
Stock Purchase Agreement dated, November 24, 2021, between Hexion Inc. Westlake Olefins LLC and, solely for purposes of Section 13.13, Westlake Corporation (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022, File No. 001-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1††	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Exhibit Index

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

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

WESTLAKE CORPORATION

Date:	February 22, 2023	/S/ ALBERT CHAO
Albert Chao, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Johnathan S. Zoeller

/S/ JAMES CHAO	Chairman of the Board of Directors	February 22, 2023
James Chao

/S/ DAVID T. CHAO	Director	February 22, 2023
David T. Chao

/S/ JOHN T. CHAO	Director	February 22, 2023
John T. Chao

/S/ MICHAEL J. GRAFF	Director	February 22, 2023
Michael J. Graff

/S/ MARIUS A. HAAS	Director	February 22, 2023
Marius A. Haas

/S/ DOROTHY C. JENKINS	Director	February 22, 2023
Dorothy C. Jenkins

/S/ KIMBERLY S. LUBEL	Director	February 22, 2023
Kimberly S. Lubel

/S/ MARK A. MCCOLLUM	Director	February 22, 2023
Mark A. McCollum

/S/ R. BRUCE NORTHCUTT	Director	February 22, 2023
R. Bruce Northcutt

/S/ JEFFREY W. SHEETS	Director	February 22, 2023
Jeffrey W. Sheets