Form 10-Q
period 2023-03-31
WESTLAKE CORP
filed 2023-05-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 27, 2023 was 127,640,900.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,414	$2,228
Accounts receivable, net	1,835	1,801
Inventories	1,842	1,866
Prepaid expenses and other current assets	55	78
Total current assets	6,146	5,973
Property, plant and equipment, net	8,518	8,525
Operating lease right-of-use assets	643	615
Goodwill	2,167	2,161
Customer relationships, net	974	993
Other intangible assets, net	565	572
Equity method investments	1,131	1,142
Other assets, net	662	569
Total assets	$20,806	$20,550
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$828	$889
Accrued and other liabilities	1,331	1,409
Total current liabilities	2,159	2,298
Long-term debt, net	4,892	4,879
Deferred income taxes	1,716	1,735
Pension and other post-retirement benefits	357	355
Operating lease liabilities	531	504
Other liabilities	323	314
Total liabilities	9,978	10,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, held in treasury, at cost; 7,010,989 and 7,278,651 shares at March 31, 2023 and December 31, 2022, respectively	(465)	(467)
Additional paid-in capital	590	601
Retained earnings	10,232	9,885
Accumulated other comprehensive loss	(67)	(89)
Total Westlake Corporation stockholders' equity	10,291	9,931
Noncontrolling interests	537	534
Total equity	10,828	10,465
Total liabilities and equity	$20,806	$20,550
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,356	$4,056
Cost of sales	2,564	2,771
Gross profit	792	1,285
Selling, general and administrative expenses	222	200
Amortization of intangibles	31	42
Restructuring, transaction and integration-related costs	3	11
Income from operations	536	1,032
Other income (expense)
Interest expense	(42)	(46)
Other income, net	22	11
Income before income taxes	516	997
Provision for income taxes	109	233
Net income	407	764
Net income attributable to noncontrolling interests	13	8
Net income attributable to Westlake Corporation	$394	$756
Earnings per common share attributable to Westlake Corporation:
Basic	$3.07	$5.87
Diluted	$3.05	$5.83
Weighted average common shares outstanding:
Basic	127,548,287	128,071,355
Diluted	128,459,368	128,925,099
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions of dollars)
Net income	$407	$764
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	20	(8)
Income tax (provision) benefit on foreign currency translation	3	(3)
Other, net of income tax	(1)	—
Other comprehensive income (loss), net of income taxes	22	(11)
Comprehensive income	429	753
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2023 and 2022, respectively	13	6
Comprehensive income attributable to Westlake Corporation	$416	$747
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	394	—	13	407
Other comprehensive income	—	—	—	—	—	—	22	—	22
Common stock repurchased	—	—	201,742	(22)	—	—	—	—	(22)
Shares issued—stock-based compensation	—	—	(469,404)	24	(20)	—	—	—	4
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(47)	—	—	(47)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2023	134,651,380	$1	7,010,989	$(465)	$590	$10,232	$(67)	$537	$10,828
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions of dollars)
Cash flows from operating activities
Net income	$407	$764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	267	257
Stock-based compensation expense	9	8
Loss from disposition and write-off of property, plant and equipment	6	9
Deferred income taxes	(16)	42
Other losses, net	(4)	(2)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(15)	(194)
Inventories	34	(136)
Prepaid expenses and other current assets	6	(14)
Accounts payable	(20)	(4)
Accrued and other liabilities	(69)	(8)
Other, net	(93)	(22)
Net cash provided by operating activities	512	700
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(1,154)
Additions to investments in unconsolidated subsidiaries	(1)	(96)
Additions to property, plant and equipment	(267)	(263)
Other, net	5	6
Net cash used for investing activities	(263)	(1,507)
Cash flows from financing activities
Distributions to noncontrolling interests	(10)	(10)
Dividends paid	(47)	(39)
Repurchase of common stock for treasury	(22)	—
Other, net	4	2
Net cash used for financing activities	(75)	(47)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	183	(857)
Cash, cash equivalents and restricted cash at beginning of period	2,246	1,941
Cash, cash equivalents and restricted cash at end of period	$2,429	$1,084
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Corporation, included in the annual report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), filed with the SEC on February 22, 2023. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2022. The Company operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, materials used in turbines to generate wind energy, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022, and the changes in its cash position for the three months ended March 31, 2023 and 2022.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2023 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncement
Leases (Topic 842): Common Control Arrangements ASU 2023-01
In March 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-01 to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The update requires all companies to amortize leasehold improvements associated with common control leases over the asset’s useful life to the common control group regardless of the lease term. The amendment in this update is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of this accounting standard on the Company's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Liabilities - Supplier Finance Programs (ASU No. 2022-04)
In September 2022, the FASB issued accounting standards update No. 2022-04 to enhance transparency of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of the amount of obligations confirmed and the amount of obligations subsequently paid, and a description of where in the financial statements outstanding amounts are presented. The amendments in this update became effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this accounting standard effective January 1, 2023, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers Update (ASU No.2021-08)
In October 2021, the FASB issued an accounting standards update that requires acquiring entities to recognize and measure contract assets and contract liabilities in a business combination in accordance with the accounting guidance on Revenue from Contracts with Customers (ASC 606). The guidance in this update improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The accounting standard became effective for reporting periods beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023, and the standard will be applicable to future business combinations.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Acquisitions
Hexion Epoxy Business.
On February 1, 2022, the Company completed its acquisition of Hexion's global epoxy business ("Westlake Epoxy") for a total final purchase consideration of $1,207. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment. The purchase accounting adjustments recorded since the date of the acquisition resulted in a $12 increase in goodwill. The intangible assets that have been acquired are being amortized over periods of 11 to 19 years.
The information below represents the final purchase price allocation:

Cash	$42
Accounts receivable	299
Inventories	346
Prepaid expenses and other current assets	22
Property, plant and equipment	664
Operating lease right-of-use assets	59
Intangible assets	145
Other assets	104
Total assets acquired	1,681
Accounts payable	189
Accrued and other liabilities	88
Deferred income taxes	96
Pensions and other post-retirement benefits	163
Operating lease liabilities	48
Other liabilities	19
Total liabilities assumed	603
Total identifiable net assets acquired	1,078
Noncontrolling interest	(2)
Goodwill	131
Total Westlake Corporation purchase consideration	$1,207

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $15 and $18 at March 31, 2023 and December 31, 2022, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2023	December 31, 2022
Trade customers	$1,753	$1,676
Related parties	3	3
Allowance for credit losses	(28)	(28)
	1,728	1,651
Federal and state taxes	35	69
Other	72	81
Accounts receivable, net	$1,835	$1,801

5. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished products	$1,185	$1,157
Feedstock, additives, chemicals and other raw materials	440	495
Materials and supplies	217	213
Inventories	$1,842	$1,866

6. Goodwill
The gross carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2022	$1,020	$1,141	$2,161
Measurement period adjustments	4	1	5
Effects of changes in foreign exchange rates	1	—	1
Balances at March 31, 2023	$1,025	$1,142	$2,167

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Accounts Payable
Accounts payable consist of the following:

	March 31, 2023	December 31, 2022
Accounts payable—third parties	$811	$870
Accounts payable to related parties	15	16
Notes payable	2	3
Accounts payable	$828	$889

8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
0.875% senior notes due 2024	$300	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	762	750
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	15	15
Total long-term debt, principal amount	4,988	4,976
Less: unamortized discount and debt issuance costs	(96)	(97)
Total long-term debt, carrying value	$4,892	$4,879
Unamortized debt issuance costs on long-term debt were $40 as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company was in compliance with all of its long-term debt covenants.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2023, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of March 31, 2023, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Other, Net of Tax	Total
Balances at December 31, 2022	$52	$(141)	$—	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	—	23	(1)	22
Balances at March 31, 2023	$52	$(118)	$(1)	$(67)

Balances at December 31, 2021	$20	$(56)	$—	$(36)
Net other comprehensive loss attributable to Westlake Corporation	—	(9)	—	(9)
Balances at March 31, 2022	$20	$(65)	$—	$(45)

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
The carrying and fair values of the Company's total long-term debt are summarized below:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,892	$4,088	$4,879	$3,940

11. Income Taxes
The effective income tax rate was 21.1% for the three months ended March 31, 2023 as compared to 23.4% for the three months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 and March 31, 2022 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company.
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

	Three Months Ended March 31,
	2023	2022
Net income attributable to Westlake Corporation	$394	$756
Less:
Net income attributable to participating securities	(2)	(4)
Net income attributable to common shareholders	$392	$752
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Weighted average common shares—basic	127,548,287	128,071,355
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	911,081	853,744
Weighted average common shares—diluted	128,459,368	128,925,099

Earnings per common share attributable to Westlake Corporation:
Basic	$3.07	$5.87
Diluted	$3.05	$5.83

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Excluded from the computation of diluted earnings per share are options to purchase 307,411 and 102,025 shares of common stock for the three months ended March 31, 2023 and 2022, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Dividends per common share	$0.3570	$0.2975
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of March 31, 2023, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the three months ended March 31, 2023 was as follows:

Investment in LACC
Balance at December 31, 2022	$1,075
Depreciation and amortization	(13)
Balance at March 31, 2023	$1,062
Other Assets, Net
Other assets, net were $662 and $569 at March 31, 2023 and December 31, 2022, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $414 and $359 at March 31, 2023 and December 31, 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,331 and $1,409 at March 31, 2023 and December 31, 2022, respectively. Accrued rebates, current portion of operating lease liabilities and accrued income taxes, which are components of accrued and other liabilities, were $177, $114 and $237, respectively, at March 31, 2023 and $227, $112 and $169, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $31 and $44 at March 31, 2023 and December 31, 2022, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related costs of $3 for the three months ended March 31, 2023 and of $11 for the three months ended March 31, 2022, primarily consisted of costs associated with the Company's recent acquisitions.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $111 and $108 at March 31, 2023 and March 31, 2022, respectively.
Operating Lease Supplemental Cash Flow
Right-of-use assets obtained in exchange for operating lease obligations were $56 and $98 for the three months ended March 31, 2023 and 2022, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Cash paid (refunded) for:
Interest paid, net of interest capitalized	$54	$60
Income taxes paid	23	9
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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied. The defendants' joint motion to dismiss the indirect purchaser lawsuits was granted in part and denied in part. Both groups of cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Ethylene Antitrust. The Company and other ethylene consumers were named as defendants in a civil lawsuit filed by Shell Chemical Europe B.V. ("SCE") in March 2023 in the District Court of Amsterdam, the Netherlands. SCE is a producer of ethylene in the European market and the lawsuit alleges the defendants conspired to lower the purchase price for ethylene and ethylene derivatives by manipulating the monthly contract price. SCE is seeking a declaratory judgment establishing that the Company and the co-defendants are jointly and severally liable for alleged damages resulting from artificially lowered prices for ethylene and ethylene derivatives during the specified period. At this time, the Company is not able to estimate the impact, if any, that this lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Environmental. As of March 31, 2023 and December 31, 2022, the Company had reserves for environmental contingencies totaling approximately $54 and $55, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. The case was initially dismissed. Triad Hunter appealed the dismissal, and in March 2019, the Court of Appeals in the Seventh Appellate District in Monroe County, Ohio reversed the dismissal. Trial began in October 2022. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant and awarded damages of approximately $70. No final judgment has yet been entered. The final judgment could include pre-judgment interest, post-judgment interest, and attorneys' fees. If the final judgment required the Company to pay any amount of damages, the Company intends to appeal that decision to the Court of Appeals. Upon receipt of the jury verdict, the Company reserved approximately $70, for the damages awarded to Triad Hunter.
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

	Three Months Ended March 31,
	2023	2022
Net external sales
Performance and Essential Materials
Performance Materials	$1,282	$1,929
Essential Materials	1,067	903
Total Performance and Essential Materials	2,349	2,832
Housing and Infrastructure Products
Housing Products	818	972
Infrastructure Products	189	252
Total Housing and Infrastructure Products	1,007	1,224
	$3,356	$4,056

Intersegment sales
Performance and Essential Materials	$111	$248
Housing and Infrastructure Products	—	—
	$111	$248

Income (loss) from operations
Performance and Essential Materials	$403	$879
Housing and Infrastructure Products	143	185
Corporate and other	(10)	(32)
	$536	$1,032

Depreciation and amortization
Performance and Essential Materials	$210	$184
Housing and Infrastructure Products	55	71
Corporate and other	2	2
	$267	$257

Other income, net
Performance and Essential Materials	$2	$8
Housing and Infrastructure Products	7	2
Corporate and other	13	1
	$22	$11

Provision for (benefit from) income taxes
Performance and Essential Materials	$67	$202
Housing and Infrastructure Products	37	44
Corporate and other	5	(13)
	$109	$233

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2023	2022
Capital expenditures
Performance and Essential Materials	$226	$221
Housing and Infrastructure Products	38	39
Corporate and other	3	3
	$267	$263
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2023	2022
Income from operations	$536	$1,032
Interest expense	(42)	(46)
Other income, net	22	11
Income before income taxes	$516	$997

	March 31, 2023	December 31, 2022
Total assets
Performance and Essential Materials	$14,114	$13,978
Housing and Infrastructure Products	5,073	5,022
Corporate and other	1,619	1,550
	$20,806	$20,550

16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of March 31, 2023, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Corporation included in Westlake Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
During 2022 and continuing through the first quarter of 2023, our European businesses have been impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, have also experienced the impacts of rising energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, in recent months we have experienced lower energy costs as prices for electricity and natural gas appear to be stabilizing following the elevated 2022 levels. In the near term, we expect that volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to reduce margins and demand for most of our products.
Performance and Essential Materials
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and chlor-alkali are some of the most widely used materials in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a leading global chlorovinyls producer. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; renewable wind energy; coatings; and housing and construction products. Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions. Westlake is one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. We are also a leading supplier of Liquid and Solid Epoxy Resin. These base epoxies are used in a wide variety of industrial coatings applications.
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and continuing so far in 2023, we have seen significant volatility in natural gas and electricity prices, particularly in Europe, as well as in ethane and ethylene prices. The ongoing conflict between Russia and Ukraine, the timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices, as well as inflationary pressures and the possibility of a recession could have an impact on the performance of Performance and Essential Materials businesses.

As noted in Item 1A, "Risk Factors" in our 2022 Form 10-K, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concerns about greenhouse gas ("GHG") emissions and their effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index provided by the National Association of Home Builders, among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities, the possibility of recession in the near-term, the financial market instability, the financial services and banking industry instability, rapidly rising interest rates, decade high mortgage interest rates impacting consumer affordability are expected to have an unfavorable impact on the demand for housing construction and, as a result, our products produced by this segment.
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
Recent Development
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

	Three Months Ended March 31,
	2023	2022

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,282	$1,929
Essential Materials	1,067	903
Total Performance and Essential Materials	2,349	2,832
Housing and Infrastructure Products
Housing Products	818	972
Infrastructure Products	189	252
Total Housing and Infrastructure Products	1,007	1,224
	$3,356	$4,056

Income (loss) from operations
Performance and Essential Materials	$403	$879
Housing and Infrastructure Products	143	185
Corporate and other	(10)	(32)
Total income from operations	536	1,032
Interest expense	(42)	(46)
Other income, net	22	11
Provision for income taxes	109	233
Net income	407	764
Net income attributable to noncontrolling interests	13	8
Net income attributable to Westlake Corporation	$394	$756
Diluted earnings per share	$3.05	$5.83
EBITDA (1)	$825	$1,300
Free Cash Flow (2)	$245	$437
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2023
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-13%	-4%
Housing and Infrastructure Products	+3%	-21%
Company average	-8%	-9%

Three Months Ended March 31, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-30%
Feedstock (Ethane)	-38%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$512	$700
Changes in operating assets and liabilities and other	(121)	106
Deferred income taxes	16	(42)
Net income	407	764
Less:
Other income, net	22	11
Interest expense	(42)	(46)
Provision for income taxes	(109)	(233)
Income from operations	536	1,032
Add:
Depreciation and amortization	267	257
Other income, net	22	11
EBITDA	$825	$1,300
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$512	$700
Less:
Additions to property, plant and equipment	(267)	(263)
Free Cash Flow	$245	$437

Summary
For the quarter ended March 31, 2023, net income attributable to Westlake was $394 million, or $3.05 per diluted share, on net sales of $3,356 million. This represents a decrease in net income attributable to Westlake of $362 million, or $2.78 per diluted share, compared to the quarter ended March 31, 2022 net income attributable to Westlake of $756 million, or $5.83 per diluted share, on net sales of $4,056 million. Income from operations for the quarter ended March 31, 2023 was $536 million, a $496 million decrease from income from operations of $1,032 million for the quarter ended March 31, 2022. The decrease in net income and income from operations was primarily due to lower PVC resin and polyethylene sales prices and volumes due to slower global demand and lower PVC pipe and fittings sales volumes due to weaker demand from residential and infrastructure end markets. The decreases in net income and income from operations in the first quarter of 2023 were partially offset by higher caustic soda sales prices resulting from the continuing strong global markets for chlor-alkali products as well as lower natural gas and feedstock costs. Selling, general and administrative expenses were also $22 million higher in the first quarter of 2023 as compared to the first quarter of 2022 primarily due to higher compensation expenses and additional expenses attributable to the epoxy business acquired in February 2022. Net sales decreased by $700 million to $3,356 million in the quarter ended March 31, 2023 from $4,056 million in the quarter ended March 31, 2022. The decrease in net sales was due to lower PVC resin and polyethylene sales prices and volumes, and lower sales volumes for PVC pipe and fittings. These decreases were partially offset by higher sales prices for caustic soda, chlorine and higher prices for our building products and PVC pipe and fittings businesses.
RESULTS OF OPERATIONS
First Quarter 2023 Compared with First Quarter 2022
Net Sales. Net sales decreased by $700 million, or 17%, to $3,356 million in the first quarter of 2023 from $4,056 million in the first quarter of 2022, primarily due to lower sales prices and volumes for polyethylene and PVC resin, partially offset by lower caustic soda and chlorine sales volumes in the Performance and Essential Materials segment and lower sales volumes for PVC pipe and fittings in the Housing and Infrastructure Products segment. Average sales prices for the first quarter of 2023 decreased by 8% as compared to the first quarter of 2022 due to continuing weaker demand for PVC resin and polyethylene, partially offset by the higher sales prices for caustic soda and chlorine. Sales volumes decreased by 9% in the first quarter of 2023 as compared to the first quarter of 2022, substantially due to the lower PVC resin, polyethylene and PVC pipe and fittings sales volumes due to weaker demand from residential and infrastructure end markets.
Gross Profit. Gross profit margin percentage was 24% in the first quarter of 2023 as compared to 32% in the first quarter of 2022. The decrease in gross profit margin was primarily due to lower prices and margins for PVC resin and polyethylene, which was partially offset by higher prices for caustic soda as well as lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22 million to $222 million in the first quarter of 2023 as compared to $200 million in the first quarter of 2022. This increase was mainly due to higher compensation expenses and a full quarter of selling, general, and administrative expenses in the current period for the business acquired in February 2022.
Amortization of Intangibles. Amortization expense decreased by $11 million to $31 million in the first quarter of 2023, from $42 million in the first quarter of 2022, primarily due to the end of useful lives of certain intangible assets within the Housing and Infrastructure Products segment during the third quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. Restructuring, transaction and integration-related costs were $3 million in the first quarter of 2023 as compared to $11 million in the first quarter of 2022, and primarily consisted of costs associated with integration and acquisition of businesses acquired in 2021 and in 2022.
Interest Expense. Interest expense decreased by $4 million to $42 million in the first quarter of 2023 from $46 million in the first quarter of 2022, primarily due to the repayment of $269 million of debt during 2022.
Other Income, Net. Other income, net increased by $11 million to $22 million in the first quarter of 2023 from $11 million in the first quarter of 2022, primarily due to higher interest income attributable to higher interest rates in the current period.
Income Taxes. The effective income tax rate was 21.1% for the first quarter of 2023 as compared to 23.4% for the first quarter of 2022. The effective tax rate in the first quarter of 2023 was lower compared to the first quarter of 2022 primarily due to lower state and foreign taxes, and an increase in U.S. federal research and development credits available to the Company.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $483 million, or 17%, to $2,349 million in the first quarter of 2023 from $2,832 million in the first quarter of 2022. Average sales prices for the Performance and Essential Materials segment decreased by 13% in the first quarter of 2023 as compared to the first quarter of 2022. Lower Performance Materials sales prices were primarily due to lower PVC resin and polyethylene sales prices. These decreases were offset by higher caustic soda and chlorine sales prices in the Essential Materials businesses. Sales volumes for the Performance and Essential Materials segment decreased by 4% in the first quarter of 2023 as compared to the first quarter of 2022, primarily resulting from lower PVC resin and polyethylene sales volumes, partially offset by the full first quarter of sales contributions from Westlake Epoxy in 2023 as compared to two months' sales contribution from Westlake Epoxy in the first quarter of 2022.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $476 million to $403 million in the first quarter of 2023 from $879 million in the first quarter of 2022. This decrease in income from operations was primarily due to lower PVC resin and polyethylene sales prices and volumes, partially offset by higher caustic soda and chlorine sales prices as well as lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $217 million, or 18%, to $1,007 million in the first quarter of 2023 from $1,224 million in the first quarter of 2022. Our businesses in the Housing and Infrastructure Products segment experienced lower demand in the first quarter of 2023 as compared to the same quarter a year ago, which resulted in a 21% decrease in sales volumes for the segment. Average sales prices for the Housing and Infrastructure Products segment increased by 3% in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to higher sales prices for our building products and PVC pipe and fittings.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $42 million to $143 million in the first quarter of 2023 from $185 million in the first quarter of 2022. This decrease in income from operations was primarily due to lower sales volumes across our housing and infrastructure businesses, partially offset by higher sales prices for our building products and PVC pipe and fittings and lower raw material costs.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Cash Flows
Operating Activities
Operating activities provided cash of $512 million in the first three months of 2023 compared to cash provided by operating activities of $700 million in the first three months of 2022. The $188 million decrease in cash flows from operating activities was mainly due to an decrease in income from operations, partially offset by favorable changes in working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $64 million in the first three months of 2023, compared to $356 million of cash used in the first three months of 2022, a favorable change of $292 million. The favorable change in the first three months of 2023, was driven by the favorable changes in accounts receivable and inventories, primarily due to the higher operating activities in the first quarter of 2022 as compared to the first quarter of 2023.

Investing Activities
Net cash used for investing activities in the first three months of 2023 was $263 million as compared to net cash used for investing activities of $1,507 million in the first three months of 2022. The decrease in investing activities in the first three months of 2023 as compared to first three months of 2022, was primarily because of the Westlake Epoxy acquisition in February 2022 for $1,154 million. Capital expenditures were $267 million in the first three months of 2023 as compared to $263 million in the first three months of 2022. Capital expenditures in the first three months of 2023 and 2022 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2023 was $75 million as compared to net cash used by financing activities of $47 million in the first three months of 2022. The activities during the first three months of 2023 were primarily related to the $47 million payment of cash dividends, the $10 million payment of cash distributions to noncontrolling interests and repurchases of shares of our common stock for an aggregate amount of $22 million. The activities in the first three months of 2022 were primarily related to the $39 million payment of cash dividends and the $10 million payment of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of March 31, 2023, we had repurchased 8,712,998 shares of our common stock for an aggregate purchase price of approximately $573 million under the 2014 Program. During the three months ended March 31, 2023, we repurchased 201,742 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of March 31, 2023.
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
Cash and Cash Equivalents
As of March 31, 2023, our cash and cash equivalents totaled $2,414 million. In addition to our cash and cash equivalents, our credit agreement is available as needed, as described under "Debt" below.

Debt
As of March 31, 2023, the carrying value of our long-term indebtedness totaled $4,892 million. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
Our long-term debt consisted of the following as of March 31, 2023:

	Principal Amount (in millions)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (3)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(5)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	762	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(4)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (3)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	15	March 2021	March 2026		(6)
Total long-term debt	$4,988
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
(5)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2023 was 4.15%.
(6)    The 2026 Term Loan has a 5-year maturity and include a government rate subsidy. The interest rate on the 2026 Term Loan as of March 31, 2023 was 0.83%.
The holders of the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes and the 3.375% 2061 Senior Notes may require us to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 0.875% 2024 Senior Notes, the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
As of March 31, 2023, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2023, we were in compliance with the total leverage ratio financial maintenance covenant.
The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of our subsidiaries are required to guarantee our obligations under the Credit Agreement.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2023, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2023, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2022 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2023, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have any material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2023, we had $4,962 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $50 million. Also, at March 31, 2023, we had $26 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $26 million as of March 31, 2023 was 2.24%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at March 31, 2023.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at March 31, 2023. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2022 Form 10-K, filed on February 22, 2023, contained a description of various legal proceedings in which we are involved. See below and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for description of certain of those proceedings, which information is incorporated by reference herein.
We and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated, and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 million in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek an approximately $500 million in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied. The defendants' joint motion to dismiss the indirect purchaser lawsuits was granted in part and denied in part. Both groups of cases have proceeded to discovery. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, we are not able to estimate the impact, if any, that these lawsuits could have on our consolidated financial statements either in the current period or in future periods.
In addition to the matter described above, we are also involved in other legal proceedings incidental to the conduct of our business. From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2022 Form 10-K. The risks described in the report and other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2023	20,613	$100.03	19,993	$497,158,065
February 2023	66,777	121.87	—	497,158,065
March 2023	259,465	108.33	181,749	477,162,187
	346,855	$110.44	201,742
_____________
(1)    Includes 620, 66,777 and 77,716 shares withheld in January 2023, February 2023 and March 2023, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of March 31, 2023, 8,712,998 shares of our common stock had been acquired at an aggregate purchase price of approximately $573 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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

WESTLAKE CORPORATION

Date:	May 4, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)