Form 10-Q
period 2023-06-30
WESTLAKE CORP
filed 2023-08-03
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 27, 2023 was 127,687,296.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,677	$2,228
Accounts receivable, net	1,855	1,801
Inventories	1,671	1,866
Prepaid expenses and other current assets	93	78
Total current assets	6,296	5,973
Property, plant and equipment, net	8,550	8,525
Operating lease right-of-use assets	644	615
Goodwill	2,167	2,161
Customer relationships, net	955	993
Other intangible assets, net	552	572
Equity method investments	1,120	1,142
Other assets, net	697	569
Total assets	$20,981	$20,550
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$802	$889
Accrued and other liabilities	1,329	1,409
Total current liabilities	2,131	2,298
Long-term debt, net	4,894	4,879
Deferred income taxes	1,692	1,735
Pension and other post-retirement benefits	358	355
Operating lease liabilities	536	504
Other liabilities	293	314
Total liabilities	9,904	10,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2023 and December 31, 2022, respectively	1	1
Common stock, held in treasury, at cost; 6,965,071 and 7,278,651 shares at June 30, 2023 and December 31, 2022, respectively	(463)	(467)
Additional paid-in capital	601	601
Retained earnings	10,484	9,885
Accumulated other comprehensive loss	(79)	(89)
Total Westlake Corporation stockholders' equity	10,544	9,931
Noncontrolling interests	533	534
Total equity	11,077	10,465
Total liabilities and equity	$20,981	$20,550
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,251	$4,483	$6,607	$8,539
Cost of sales	2,609	3,038	5,173	5,809
Gross profit	642	1,445	1,434	2,730
Selling, general and administrative expenses	213	220	435	420
Amortization of intangibles	30	43	61	85
Restructuring, transaction and integration-related costs	3	7	6	18
Income from operations	396	1,175	932	2,207
Other income (expense)
Interest expense	(42)	(44)	(84)	(90)
Other income, net	23	17	45	28
Income before income taxes	377	1,148	893	2,145
Provision for income taxes	70	275	179	508
Net income	307	873	714	1,637
Net income attributable to noncontrolling interests	10	15	23	23
Net income attributable to Westlake Corporation	$297	$858	$691	$1,614
Earnings per common share attributable to Westlake Corporation:
Basic	$2.32	$6.65	$5.39	$12.52
Diluted	$2.31	$6.60	$5.35	$12.43
Weighted average common shares outstanding:
Basic	127,649,341	128,341,132	127,599,093	128,206,988
Diluted	128,484,016	129,341,096	128,471,760	129,134,246
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions of dollars)
Net income	$307	$873	$714	$1,637
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	1	—	1
Income tax provision on pension and other post-retirement benefits liability	(13)	—	(13)	—
Foreign currency translation adjustments
Foreign currency translation	(1)	(61)	19	(69)
Income tax (provision) benefit on foreign currency translation	2	(13)	5	(16)
Other, net of income tax	—	—	(1)	—
Other comprehensive income (loss), net of income taxes	(12)	(73)	10	(84)
Comprehensive income	295	800	724	1,553
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended June 30, 2023 and 2022; and net of tax of $2 and $2 for the six months ended June 30, 2023 and 2022, respectively	10	13	23	19
Comprehensive income attributable to Westlake Corporation	$285	$787	$701	$1,534
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	394	—	13	407
Other comprehensive income	—	—	—	—	—	—	22	—	22
Common stock repurchased	—	—	201,742	(22)	—	—	—	—	(22)
Shares issued—stock-based compensation	—	—	(469,404)	24	(20)	—	—	—	4
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(47)	—	—	(47)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2023	134,651,380	$1	7,010,989	$(465)	$590	$10,232	$(67)	$537	$10,828
Net income	—	—	—	—	—	297	—	10	307
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Common stock repurchased	—	—	9,552	(1)	—	—	—	—	(1)
Shares issued—stock-based compensation	—	—	(55,470)	3	1	—	—	—	4
Stock-based compensation	—	—	—	—	10	—	—	—	10
Dividends declared	—	—	—	—	—	(45)	—	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Balances at June 30, 2023	134,651,380	$1	6,965,071	$(463)	$601	$10,484	$(79)	$533	$11,077
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in millions of dollars)
Cash flows from operating activities
Net income	$714	$1,637
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	538	521
Stock-based compensation expense	21	17
Loss from disposition and write-off of property, plant and equipment	12	18
Deferred income taxes	(51)	81
Other losses, net	(11)	17
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(34)	(416)
Inventories	205	(299)
Prepaid expenses and other current assets	(29)	(40)
Accounts payable	(43)	112
Accrued and other liabilities	(69)	66
Other, net	(186)	(101)
Net cash provided by operating activities	1,067	1,613
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(1,163)
Additions to investments in unconsolidated subsidiaries	(2)	(156)
Additions to property, plant and equipment	(507)	(493)
Other, net	10	9
Net cash used for investing activities	(499)	(1,803)
Cash flows from financing activities
Distributions to noncontrolling interests	(24)	(24)
Dividends paid	(92)	(77)
Repayment of senior notes	—	(250)
Repurchase of common stock for treasury	(23)	(31)
Other, net	8	5
Net cash used for financing activities	(131)	(377)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(30)
Net increase (decrease) in cash, cash equivalents and restricted cash	446	(597)
Cash, cash equivalents and restricted cash at beginning of period	2,246	1,941
Cash, cash equivalents and restricted cash at end of period	$2,692	$1,344
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Corporation (the "Company"), included in the annual report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), filed with the SEC on February 22, 2023. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2022. The Company operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, materials used in turbines to generate wind energy, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2023, its results of operations for the six months ended June 30, 2023 and 2022, and the changes in its cash position for the six months ended June 30, 2023 and 2022.
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
2. Hexion Epoxy Business Acquisition
On February 1, 2022, the Company completed its acquisition of Hexion's global epoxy business ("Westlake Epoxy") for a total final purchase consideration of $1,207. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $15 and $18 at June 30, 2023 and December 31, 2022, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
4. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
Trade customers	$1,666	$1,676
Related parties	3	3
Allowance for credit losses	(27)	(28)
	1,642	1,651
Federal and state taxes	141	69
Other	72	81
Accounts receivable, net	$1,855	$1,801

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
5. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Finished products	$1,039	$1,157
Feedstock, additives, chemicals and other raw materials	410	496
Materials and supplies	222	213
Inventories	$1,671	$1,866

6. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2022	$1,020	$1,141	$2,161
Measurement period adjustments	4	1	5
Effects of changes in foreign exchange rates	—	1	1
Balances at June 30, 2023	$1,024	$1,143	$2,167
7. Accounts Payable
Accounts payable consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable—third parties	$785	$870
Accounts payable to related parties	14	16
Notes payable	3	3
Accounts payable	$802	$889

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
0.875% senior notes due 2024	$300	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	762	750
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	14	15
Total long-term debt, principal amount	4,987	4,976
Less: unamortized discount and debt issuance costs	(93)	(97)
Total long-term debt, carrying value	$4,894	$4,879
Unamortized debt issuance costs on long-term debt were $39 and $40 at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2023, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of June 30, 2023, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2023 and 2022 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Other, Net of Tax	Total
Balances at December 31, 2022	$52	$(141)	$—	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	(13)	24	(1)	10
Balances at June 30, 2023	$39	$(117)	$(1)	$(79)

Balances at December 31, 2021	$20	$(56)	$—	$(36)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(81)	—	(80)
Balances at June 30, 2022	$21	$(137)	$—	$(116)

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
The carrying and fair values of the Company's total long-term debt are summarized below:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,894	$4,027	$4,879	$3,940

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
11. Income Taxes
The effective income tax rate was 18.6% for the three months ended June 30, 2023 as compared to 23.9% for the three months ended June 30, 2022. The effective income tax rate for the three months ended June 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit partially offset by state and foreign taxes. The effective income tax rate for the three months ended June 30, 2022 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
The effective income tax rate was 20.0% for the six months ended June 30, 2023 as compared to 23.7% for the six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit mostly offset by state and foreign taxes. The effective income tax rate for the six months ended June 30, 2022 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Westlake Corporation	$297	$858	$691	$1,614
Less:
Net income attributable to participating securities	(1)	(5)	(3)	(9)
Net income attributable to common shareholders	$296	$853	$688	$1,605
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares—basic	127,649,341	128,341,132	127,599,093	128,206,988
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	834,675	999,964	872,667	927,258
Weighted average common shares—diluted	128,484,016	129,341,096	128,471,760	129,134,246

Earnings per common share attributable to Westlake Corporation:
Basic	$2.32	$6.65	$5.39	$12.52
Diluted	$2.31	$6.60	$5.35	$12.43
Excluded from the computation of diluted earnings per share are options to purchase 386,526 and 217,729 shares of common stock for the three months ended June 30, 2023 and 2022, respectively; and 347,470 and 160,142 shares of common stock for the six months ended June 30, 2023 and 2022, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Dividends per Share
Dividends declared per common share for the six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends per common share	$0.3570	$0.2975	$0.7140	$0.5950
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of June 30, 2023, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the six months ended June 30, 2023 was as follows:

Investment in LACC
Balance at December 31, 2022	$1,075
Depreciation and amortization	(25)
Balance at June 30, 2023	$1,050
Other Assets, Net
Other assets, net were $697 and $569 at June 30, 2023 and December 31, 2022, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $446 and $359 at June 30, 2023 and December 31, 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,329 and $1,409 at June 30, 2023 and December 31, 2022, respectively. Accrued rebates, current portion of operating lease liabilities and accrued income taxes, which are components of accrued and other liabilities, were $183, $113 and $172, respectively, at June 30, 2023 and $227, $116 and $169, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $30 and $44 at June 30, 2023 and December 31, 2022, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related costs of $3 and $7 for the three months ended June 30, 2023 and 2022, and of $6 and $18 for the six months ended June 30, 2023 and 2022, primarily consisted of costs associated with the Company's acquisitions in previous years.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $102 and $167 at June 30, 2023 and June 30, 2022, respectively.
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest, net of interest capitalized	$75	$83
Income taxes	305	355
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$90	$115

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
Environmental. As of June 30, 2023 and December 31, 2022, the Company had reserves for environmental contingencies totaling approximately $53 and $55, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net external sales
Performance and Essential Materials
Performance Materials	$1,140	$2,060	$2,422	$3,989
Essential Materials	996	1,044	2,063	1,947
Total Performance and Essential Materials	2,136	3,104	4,485	5,936
Housing and Infrastructure Products
Housing Products	918	1,116	1,736	2,088
Infrastructure Products	197	263	386	515
Total Housing and Infrastructure Products	1,115	1,379	2,122	2,603
	$3,251	$4,483	$6,607	$8,539

Intersegment sales
Performance and Essential Materials	$102	$292	$213	$540
Housing and Infrastructure Products	—	—	—	—
	$102	$292	$213	$540

Income (loss) from operations
Performance and Essential Materials	$215	$965	$618	$1,844
Housing and Infrastructure Products	190	236	333	421
Corporate and other	(9)	(26)	(19)	(58)
	$396	$1,175	$932	$2,207

Depreciation and amortization
Performance and Essential Materials	$217	$192	$427	$376
Housing and Infrastructure Products	51	70	106	141
Corporate and other	3	2	5	4
	$271	$264	$538	$521

Other income, net
Performance and Essential Materials	$3	$5	$5	$13
Housing and Infrastructure Products	3	4	10	6
Corporate and other	17	8	30	9
	$23	$17	$45	$28

Provision for (benefit from) income taxes
Performance and Essential Materials	$14	$222	$81	$424
Housing and Infrastructure Products	47	58	84	102
Corporate and other	9	(5)	14	(18)
	$70	$275	$179	$508

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital expenditures
Performance and Essential Materials	$194	$192	$420	$413
Housing and Infrastructure Products	42	36	80	75
Corporate and other	4	2	7	5
	$240	$230	$507	$493
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from operations	$396	$1,175	$932	$2,207
Interest expense	(42)	(44)	(84)	(90)
Other income, net	23	17	45	28
Income before income taxes	$377	$1,148	$893	$2,145

	June 30, 2023	December 31, 2022
Total assets
Performance and Essential Materials	$13,856	$13,978
Housing and Infrastructure Products	5,093	5,022
Corporate and other	2,032	1,550
	$20,981	$20,550

16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of June 30, 2023, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2023.

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
During 2022 and continuing through the second quarter of 2023, our European businesses have been impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, have also experienced the impacts of high energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, in recent months we have experienced lower energy costs as prices for electricity and natural gas have declined following the elevated 2022 levels and inflation appears to be easing. In the near term, we expect that volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to reduce margins and demand for most of our products.
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
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and continuing so far in 2023, we have seen significant volatility in natural gas and electricity prices, particularly in Europe, as well as in ethane and ethylene prices. We have also experienced lower prices and reduced demand for most of our products globally. The ongoing conflict between Russia and Ukraine, the timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices, as well as inflationary pressures and concerns of a possible recession in the near-term could have a continuing negative impact on the performance of Performance and Essential Materials businesses.

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
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index provided by the National Association of Home Builders, among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities, concerns of a possible recession in the near-term, high interest rates, decade high mortgage interest rates impacting consumer affordability are expected to continue to have an unfavorable impact on the demand for housing construction and, as a result, our products produced by this segment.
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
EBITDA and Free Cash Flow are not substitutes for the GAAP measures of net income, income from operations or net cash provided by operating activities and are not necessarily measures of our ability to fund our cash needs. In addition, companies calculate EBITDA and Free Cash Flow differently and, therefore, EBITDA and Free Cash Flow as presented for us may not be comparable to EBITDA and Free Cash Flow reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes. Free Cash Flow has material limitations as a performance measure because it only considers net cash provided by operating activities, and not net income or income from operations. For instance, it applies the entire cost of capital expenditure in the period in which the property or equipment is acquired, rather than spreading it over several periods as is the case with net income and income from operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,140	$2,060	$2,422	$3,989
Essential Materials	996	1,044	2,063	1,947
Total Performance and Essential Materials	2,136	3,104	4,485	5,936
Housing and Infrastructure Products
Housing Products	918	1,116	1,736	2,088
Infrastructure Products	197	263	386	515
Total Housing and Infrastructure Products	1,115	1,379	2,122	2,603
	$3,251	$4,483	$6,607	$8,539

Income (loss) from operations
Performance and Essential Materials	$215	$965	$618	$1,844
Housing and Infrastructure Products	190	236	333	421
Corporate and other	(9)	(26)	(19)	(58)
Total income from operations	396	1,175	932	2,207
Interest expense	(42)	(44)	(84)	(90)
Other income, net	23	17	45	28
Provision for income taxes	70	275	179	508
Net income	307	873	714	1,637
Net income attributable to noncontrolling interests	10	15	23	23
Net income attributable to Westlake Corporation	$297	$858	$691	$1,614
Diluted earnings per share	$2.31	$6.60	$5.35	$12.43
EBITDA (1)	$690	$1,456	$1,515	$2,756
Free Cash Flow (2)	$315	$683	$560	$1,120
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-21%	-10%	-17%	-8%
Housing and Infrastructure Products	-1%	-18%	+1%	-19%
Company average	-15%	-13%	-12%	-11%

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-71%	-55%
Feedstock (Ethane)	-64%	-53%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$555	$913	$1,067	$1,613
Changes in operating assets and liabilities and other	(283)	(1)	(404)	105
Deferred income taxes	35	(39)	51	(81)
Net income	307	873	714	1,637
Less:
Other income, net	23	17	45	28
Interest expense	(42)	(44)	(84)	(90)
Provision for income taxes	(70)	(275)	(179)	(508)
Income from operations	396	1,175	932	2,207
Add:
Depreciation and amortization	271	264	538	521
Other income, net	23	17	45	28
EBITDA	$690	$1,456	$1,515	$2,756
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$555	$913	$1,067	$1,613
Less:
Additions to property, plant and equipment	(240)	(230)	(507)	(493)
Free Cash Flow	$315	$683	$560	$1,120

Summary
For the quarter ended June 30, 2023, net income attributable to Westlake was $297 million, or $2.31 per diluted share, on net sales of $3,251 million. This represents a decrease in net income attributable to Westlake of $561 million, or $4.29 per diluted share, compared to the quarter ended June 30, 2022 net income attributable to Westlake of $858 million, or $6.60 per diluted share, on net sales of $4,483 million. Income from operations for the quarter ended June 30, 2023 was $396 million, a $779 million decrease from income from operations of $1,175 million for the quarter ended June 30, 2022. The decrease in net income and income from operations was primarily due to lower sales prices and volumes for most of our products resulting from weaker global demand and lower plant operating rates due to planned and unplanned outages. The decreases in net income and income from operations in the second quarter of 2023 were partially offset by higher caustic soda sales prices resulting from the continuing strong global markets for chlor-alkali products as well as lower natural gas and feedstock costs. Net sales decreased by $1,232 million to $3,251 million in the quarter ended June 30, 2023 from $4,483 million in the quarter ended June 30, 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher sales prices for caustic soda and chlorine.
For the six months ended June 30, 2023, net income attributable to Westlake was $691 million, or $5.35 per diluted share, on net sales of $6,607 million. This represents a decrease in net income attributable to Westlake of $923 million, or $7.08 per diluted share, compared to the six months ended June 30, 2022 net income attributable to Westlake of $1,614 million, or $12.43 per diluted share, on net sales of $8,539 million. Income from operations for the six months ended June 30, 2023 was $932 million, a $1,275 million decrease from income from operations of $2,207 million for the six months ended June 30, 2022. The decrease in net income and income from operations was primarily due to lower sales prices and volumes for most of our products resulting from weaker global demand and planned and unplanned outages. The decreases in net income and income from operations in the six months ended June 30, 2023 were partially offset by higher caustic soda and chlorine sales prices and lower natural gas and feedstock costs. Net sales decreased by $1,932 million to $6,607 million in the six months ended June 30, 2023 from $8,539 million in the six months ended June 30, 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher sales prices for caustic soda and chlorine.
RESULTS OF OPERATIONS
Second Quarter 2023 Compared with Second Quarter 2022
Net Sales. Net sales decreased by $1,232 million, or 27%, to $3,251 million in the second quarter of 2023 from $4,483 million in the second quarter of 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher caustic soda and chlorine sales prices. Average sales prices for the second quarter of 2023 decreased by 15% as compared to the second quarter of 2022 due to continuing weaker demand for most of our products, partially offset by the higher sales prices for caustic soda and chlorine. Sales volumes decreased by 13% in the second quarter of 2023 as compared to the second quarter of 2022, substantially due to weaker global demand for most of our products across both the segments.
Gross Profit. Gross profit margin percentage was 20% in the second quarter of 2023 as compared to 32% in the second quarter of 2022. The decrease in gross profit margin was primarily due to lower prices and margins for most of our products, which was partially offset by higher prices for caustic soda as well as lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $7 million to $213 million in the second quarter of 2023 as compared to $220 million in the second quarter of 2022. This decrease was mainly due to lower selling expenses associated with the decline in net sales, partially offset by higher compensation expenses.
Amortization of Intangibles. Amortization expense decreased by $13 million to $30 million in the second quarter of 2023, from $43 million in the second quarter of 2022, primarily due to the end of useful lives of certain intangible assets within the Housing and Infrastructure Products segment during the third quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. Restructuring, transaction and integration-related costs decreased by $4 million to $3 million in the second quarter of 2023, from $7 million in the second quarter of 2022, primarily due to decreased integration activities related to the businesses acquired in previous years.
Interest Expense. Interest expense decreased by $2 million to $42 million in the second quarter of 2023 from $44 million in the second quarter of 2022, primarily due to the repayment of $269 million of debt during 2022.
Other Income, Net. Other income, net increased by $6 million to $23 million in the second quarter of 2023 from $17 million in the second quarter of 2022, substantially due to higher interest income attributable to higher interest rates in the current period.

Income Taxes. The effective income tax rate was 18.6% for the second quarter of 2023 as compared to 23.9% for the second quarter of 2022. The effective tax rate in the second quarter of 2023 was lower compared to the second quarter of 2022 primarily due to an increase in U.S. federal research and development credits available to the Company, the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit and a decrease in state and foreign taxes.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $968 million, or 31%, to $2,136 million in the second quarter of 2023 from $3,104 million in the second quarter of 2022. Average sales prices for the Performance and Essential Materials segment decreased by 21% in the second quarter of 2023 as compared to the second quarter of 2022. Lower Performance Materials sales prices were primarily due to lower PVC resin, polyethylene and epoxy sales prices. These decreases were partially offset by higher caustic soda and chlorine sales prices in the Essential Materials businesses. Sales volumes for the Performance and Essential Materials segment decreased by 10% in the second quarter of 2023 as compared to the second quarter of 2022, primarily resulting from lower global demand for materials produced by the businesses in this segment.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $750 million to $215 million in the second quarter of 2023 from $965 million in the second quarter of 2022. This decrease in income from operations in the second quarter of 2023, as compared to the second quarter of 2022, was primarily due to lower PVC resin, polyethylene and epoxy sales prices and volumes, lower sales volumes for caustic soda and planned and unplanned outages, partially offset by higher caustic soda and chlorine sales prices and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $264 million, or 19%, to $1,115 million in the second quarter of 2023 from $1,379 million in the second quarter of 2022. Our businesses in the Housing and Infrastructure Products segment continued to experience lower demand in the second quarter of 2023 as compared to the second quarter of 2022, which resulted in an 18% decrease in sales volumes for the segment. Average sales prices for the Housing and Infrastructure Products segment slightly decreased in the second quarter of 2023 as compared to the second quarter of 2022, primarily due to lower PVC compounds sales prices, most of which was offset by higher sales prices for our building products.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $46 million to $190 million in the second quarter of 2023 from $236 million in the second quarter of 2022. This decrease in income from operations in the second quarter of 2023, as compared to the second quarter of 2022, was primarily due to lower sales volumes across all of our housing and infrastructure businesses and lower sales prices for PVC compounds, partially offset by higher sales prices for our building products as well as lower raw material costs.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net Sales. Net sales decreased by $1,932 million, or 23%, to $6,607 million in the six months ended June 30, 2023 from $8,539 million in the six months ended June 30, 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher caustic soda and chlorine sales prices. Average sales prices for the six months ended June 30, 2023 decreased by 12% as compared to the six months ended June 30, 2022 due to continuing weaker demand for most of our products, partially offset by higher sales prices for caustic soda and chlorine. Sales volumes decreased by 11% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, substantially due to weaker global demand for many of our products across both the segments.
Gross Profit. Gross profit margin percentage was 22% in the six months ended June 30, 2023 as compared to 32% in the six months ended June 30, 2022. The decrease in gross profit margin was primarily due to lower prices and margins for most of our products, which was partially offset by higher prices for caustic soda as well as lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15 million to $435 million in the six months ended June 30, 2023 as compared to $420 million in the six months ended June 30, 2022. This increase was mainly due to higher compensation expenses and a full six months of selling, general, and administrative expenses in the current period for the epoxy business acquired in February 2022.
Amortization of Intangibles. Amortization expense decreased by $24 million to $61 million in the six months ended June 30, 2023, as compared to $85 million in the six months ended June 30, 2022, primarily due to the end of useful lives of certain intangible assets within the Housing and Infrastructure Products segment during the third quarter of 2022.

Restructuring, Transaction and Integration-Related Costs. Restructuring, transaction and integration-related costs decreased by $12 million to $6 million in the six months ended June 30, 2023, from $18 million in the six months ended June 30, 2022, primarily due to decreased integration activity related to the businesses acquired in previous years.
Interest Expense. Interest expense decreased by $6 million to $84 million in the six months ended June 30, 2023 from $90 million in the six months ended June 30, 2022, primarily due to the repayment of $269 million of debt during 2022.
Other Income, Net. Other income, net increased by $17 million to $45 million in the six months ended June 30, 2023 from $28 million in the six months ended June 30, 2022, substantially due to higher interest income attributable to higher interest rates in the current period.
Income Taxes. The effective income tax rate was 20.0% for the six months ended June 30, 2023 as compared to 23.7% for the six months ended June 30, 2022. The change in effective tax rate in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to an increase in U.S. federal research and development credits available to the Company, the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit and a decrease in state and foreign taxes.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $1,451 million, or 24%, to $4,485 million in the six months ended June 30, 2023 from $5,936 million in the six months ended June 30, 2022. Average sales prices for the Performance and Essential Materials segment decreased by 17% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Lower Performance Materials sales prices were primarily due to lower PVC resin, polyethylene and epoxy sales prices. These decreases were partially offset by higher caustic soda and chlorine sales prices in the Essential Materials businesses. Sales volumes for the Performance and Essential Materials segment decreased by 8% in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily resulting from lower global demand for our products across our businesses under this segment.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $1,226 million to $618 million in the six months ended June 30, 2023 from $1,844 million in the six months ended June 30, 2022. This decrease in income from operations in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to lower PVC resin, polyethylene and epoxy sales prices and volumes, lower sales volumes for caustic soda and planned and unplanned outages, partially offset by higher caustic soda and chlorine sales prices and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $481 million, or 18%, to $2,122 million in the six months ended June 30, 2023 from $2,603 million in the six months ended June 30, 2022. Our businesses in the Housing and Infrastructure Products segment experienced lower demand in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which resulted in a 19% decrease in sales volume for the segment. Average sales prices for the Housing and Infrastructure Products segment increased slightly by 1% in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher sales prices for our building products and PVC pipe and fittings, most of which was offset by lower PVC compounds sales prices.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $88 million to $333 million in the six months ended June 30, 2023 from $421 million in the six months ended June 30, 2022. This decrease in income from operations in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to lower sales volumes across all of our housing and infrastructure businesses and lower sales prices for PVC compounds, partially offset by higher sales prices for our building products and PVC pipe and fittings as well as lower raw material costs.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Cash Flows
Operating Activities
Operating activities provided cash of $1,067 million in the first six months of 2023 compared to cash provided by operating activities of $1,613 million in the first six months of 2022. The $546 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, partially offset by favorable changes in working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, provided cash of $30 million in the first six months of 2023, compared to $577 million of cash used in the first six months of 2022, a favorable change of $607 million. The favorable change in the first six months of 2023 was substantially driven by the favorable changes in accounts receivable and inventories, primarily due to the lower operating activities in the first six months of 2023, as compared to the first six months of 2022.
Investing Activities
Net cash used for investing activities in the first six months of 2023 was $499 million as compared to net cash used for investing activities of $1,803 million in the first six months of 2022. The decrease in investing activities in the first six months of 2023 as compared to first six months of 2022, was primarily because of the epoxy acquisition in February 2022 for $1,163 million. Capital expenditures were $507 million in the first six months of 2023 as compared to $493 million in the first six months of 2022. Capital expenditures in the first six months of 2023 and 2022 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2023 was $131 million as compared to net cash used for financing activities of $377 million in the first six months of 2022. The activities during the first six months of 2023 were primarily related to the $92 million payment of cash dividends, the $24 million payment of cash distributions to noncontrolling interests and repurchases of shares of our common stock for an aggregate amount of $23 million. The financing activities in the first six months of 2022 were primarily related to the $77 million payment of cash dividends, the $24 million payment of cash distributions to noncontrolling interests, the redemption of $250 million aggregate principal amount of the 3.60% Senior Notes due 2022 and repurchases of our common stock of $31 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of June 30, 2023, we had repurchased 8,722,550 shares of our common stock for an aggregate purchase price of approximately $574 million under the 2014 Program. During the six months ended June 30, 2023, we repurchased 9,552 shares of our common stock under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of June 30, 2023.

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
Cash and Cash Equivalents
As of June 30, 2023, our cash and cash equivalents totaled $2,677 million. In addition to our cash and cash equivalents, our credit agreement is available as needed, as described under "Debt" below.
Debt
As of June 30, 2023, the carrying value of our long-term indebtedness totaled $4,894 million. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
Our long-term debt consisted of the following as of June 30, 2023:

	Principal Amount (in millions)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	762	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	14	March 2021	March 2026		(7)
Total long-term debt	$4,987
______________________________
(1)    At our option, we may redeem the notes at any time on or after the specified par call date at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest.

(2)    At our option, we may redeem the notes at any time prior to the specified par call date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the notes being redeemed that would be due if the notes matured on the specified par call date (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on an annual basis at the applicable comparable government bond rate plus 30 basis points plus accrued and unpaid interest.
(3)    At our option, we may redeem the notes at any time prior to the specified par call date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the notes being redeemed that would be due if the notes matured on the specified par call date (excluding accrued and unpaid interest to the redemption date), discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 to 40 basis points plus accrued and unpaid interest.
(4)    At our option, we may redeem the notes at any time prior to the specified par call date at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest and (ii) the sum of the present values of the remaining scheduled payments on the notes being redeemed (excluding accrued and unpaid interest to the redemption date), discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 to 45 basis points, plus accrued and unpaid interest.
(5)    In the event of a redemption of certain bonds (the "GO Zone Bonds") issued by the Louisiana Local Government Environmental Facility and Development Authority (the "Authority") in 2017, we will redeem notes equal in principal amount to the GO Zone Bonds to be redeemed at a redemption price equal to the redemption price of the GO Zone Bonds to be redeemed, plus accrued interest to the redemption date. The GO Zone Bonds are subject to optional redemption by the Authority upon the direction of the Company at any time on or after November 1, 2027, for 100% of the principal amount plus accrued interest to the redemption date.
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2023 was 4.30%.
(7)    The 2026 Term Loan has a 5-year maturity and include a government rate subsidy. The interest rate on the 2026 Term Loan as of June 30, 2023 was 0.95%.
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
As of June 30, 2023, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2023, we were in compliance with the total leverage ratio financial maintenance covenant.

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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2023, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2023, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2023, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2023, we had $4,962 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $50 million. Also, at June 30, 2023, we had $25 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $25 million as of June 30, 2023 was 2.42%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at June 30, 2023.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at June 30, 2023. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2022 Form 10-K, filed on February 22, 2023, contained a description of various legal proceedings in which we are involved. See Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated description of certain of those proceedings, which information is incorporated by reference herein.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as June 30, 2023), please see the 2022 Form 10-K and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
In addition to the matters described above, we are also involved in other legal proceedings incidental to the conduct of our business. From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2022 Form 10-K. The risks described in the report and other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2023	91	$113.94	—	$477,162,187
May 2023	9,552	104.67	9,552	476,162,427
June 2023	90	116.47	—	476,162,427
	9,733	$104.86	9,552
_____________
(1)    Includes 91, 0 and 90 shares withheld in April 2023, May 2023 and June 2023, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of June 30, 2023, 8,722,550 shares of our common stock had been acquired at an aggregate purchase price of approximately $574 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on May 11, 2023 (incorporated by reference to Westlake's Current Report on Form 8-K, filed on May 16, 2023, File No. 001-32260).

3.7	Amended and Restated Bylaws of Westlake (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

10.1+
Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023) (incorporated by reference to Appendix B to Westlake's Definitive Proxy Statement on Schedule 14A filed on March 31, 2023, File No.1-32260).

10.2†+	Westlake Corporation Amended and Restated Annual Incentive Plan as of May 11, 2023.

10.3†+	Form of Restricted Stock Unit Award Letter for 2023 Executive Officer Awards.

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

______________________________
†    Filed herewith.
#    Furnished herewith.
+    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CORPORATION

Date:	August 3, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)