Form 10-Q
period 2023-09-30
WESTLAKE CORP
filed 2023-11-02
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 26, 2023 was 128,140,768.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,057	$2,228
Accounts receivable, net	1,939	1,801
Inventories	1,672	1,866
Prepaid expenses and other current assets	89	78
Total current assets	6,757	5,973
Property, plant and equipment, net	8,570	8,525
Operating lease right-of-use assets	651	615
Goodwill	2,161	2,161
Customer relationships, net	933	993
Other intangible assets, net	538	572
Equity method investments	1,117	1,142
Other assets, net	669	569
Total assets	$21,396	$20,550
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$811	$889
Accrued and other liabilities	1,549	1,409
Current portion of long-term debt, net	299	—
Total current liabilities	2,659	2,298
Long-term debt, net	4,574	4,879
Deferred income taxes	1,680	1,735
Pension and other post-retirement benefits	349	355
Operating lease liabilities	542	504
Other liabilities	307	314
Total liabilities	10,111	10,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2023 and December 31, 2022, respectively	1	1
Common stock, held in treasury, at cost; 6,518,691 and 7,278,651 shares at September 30, 2023 and December 31, 2022, respectively	(440)	(467)
Additional paid-in capital	619	601
Retained earnings	10,705	9,885
Accumulated other comprehensive loss	(131)	(89)
Total Westlake Corporation stockholders' equity	10,754	9,931
Noncontrolling interests	531	534
Total equity	11,285	10,465
Total liabilities and equity	$21,396	$20,550
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,115	$3,956	$9,722	$12,495
Cost of sales	2,529	3,180	7,702	8,989
Gross profit	586	776	2,020	3,506
Selling, general and administrative expenses	206	215	641	635
Amortization of intangibles	31	39	92	124
Restructuring, transaction and integration-related costs	—	6	6	24
Income from operations	349	516	1,281	2,723
Other income (expense)
Interest expense	(40)	(44)	(124)	(134)
Other income, net	56	24	101	52
Income before income taxes	365	496	1,258	2,641
Provision for income taxes	70	84	249	592
Net income	295	412	1,009	2,049
Net income attributable to noncontrolling interests	10	11	33	34
Net income attributable to Westlake Corporation	$285	$401	$976	$2,015
Earnings per common share attributable to Westlake Corporation:
Basic	$2.22	$3.12	$7.61	$15.65
Diluted	$2.20	$3.10	$7.56	$15.54
Weighted average common shares outstanding:
Basic	127,854,464	127,943,400	127,685,210	128,118,160
Diluted	128,583,927	128,747,012	128,509,618	129,003,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions of dollars)
Net income	$295	$412	$1,009	$2,049
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	—	—	1
Income tax provision on pension and other post-retirement benefits liability	—	—	(13)	—
Foreign currency translation adjustments
Foreign currency translation	(50)	(106)	(30)	(175)
Income tax provision benefit on foreign currency translation	(4)	(13)	(2)	(29)
Other, net of income tax	(1)	—	—	—
Other comprehensive loss, net of income taxes	(55)	(119)	(45)	(203)
Comprehensive income	240	293	964	1,846
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended September 30, 2023 and 2022; and net of tax of $3 and $3 for the nine months ended September 30, 2023 and 2022, respectively	7	7	30	26
Comprehensive income attributable to Westlake Corporation	$233	$286	$934	$1,820
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	394	—	13	407
Other comprehensive income	—	—	—	—	—	—	22	—	22
Common stock repurchased	—	—	201,742	(22)	—	—	—	—	(22)
Shares issued—stock-based compensation	—	—	(469,404)	24	(20)	—	—	—	4
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(47)	—	—	(47)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2023	134,651,380	$1	7,010,989	$(465)	$590	$10,232	$(67)	$537	$10,828
Net income	—	—	—	—	—	297	—	10	307
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)
Common stock repurchased	—	—	9,552	(1)	—	—	—	—	(1)
Shares issued—stock-based compensation	—	—	(55,470)	3	1	—	—	—	4
Stock-based compensation	—	—	—	—	10	—	—	—	10
Dividends declared	—	—	—	—	—	(45)	—	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Balances at June 30, 2023	134,651,380	$1	6,965,071	$(463)	$601	$10,484	$(79)	$533	$11,077

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	285	—	10	295
Other comprehensive loss	—	—	—	—	—	—	(52)	(3)	(55)
Shares issued—stock-based compensation	—	—	(446,380)	23	8	—	—	—	31
Stock-based compensation	—	—	—	—	10	—	—	—	10
Dividends declared	—	—	—	—	—	(64)	—	—	(64)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Balances at September 30, 2023	134,651,380	$1	6,518,691	$(440)	$619	$10,705	$(131)	$531	$11,285
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions of dollars)
Cash flows from operating activities
Net income	$1,009	$2,049
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	815	785
Stock-based compensation expense	31	26
Loss from disposition and write-off of property, plant and equipment	24	36
Deferred income taxes	(67)	44
Other losses (gains), net	(12)	24
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(130)	(100)
Inventories	194	(338)
Prepaid expenses and other current assets	(28)	(18)
Accounts payable	(28)	2
Accrued and other liabilities	144	206
Other, net	(189)	(156)
Net cash provided by operating activities	1,763	2,560
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(1,171)
Additions to investments in unconsolidated subsidiaries	(18)	(177)
Additions to property, plant and equipment	(752)	(811)
Other, net	20	11
Net cash used for investing activities	(750)	(2,148)
Cash flows from financing activities
Distributions to noncontrolling interests	(33)	(34)
Dividends paid	(156)	(123)
Proceeds from exercise of stock options	39	17
Repayment of senior notes	—	(250)
Repurchase of common stock for treasury	(23)	(68)
Other, net	(2)	(22)
Net cash used for financing activities	(175)	(480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	826	(135)
Cash, cash equivalents and restricted cash at beginning of period	2,246	1,941
Cash, cash equivalents and restricted cash at end of period	$3,072	$1,806
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2023, its results of operations for the nine months ended September 30, 2023 and 2022, and the changes in its cash position for the nine months ended September 30, 2023 and 2022.
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
Recently Issued Accounting Pronouncements
Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (ASU 2023-05)
In August 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-05 to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements, and to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. Under the ASU, a joint venture, upon formation, should recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with guidance for business combinations guidance). The amendments in this update become effective for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company does not expect that this accounting standard will have a material impact, upon adoption, on the Company's consolidated financial position, results of operations and cash flows.
Leases (Topic 842): Common Control Arrangements (ASU 2023-01)
In March 2023, the FASB issued accounting standards update No. 2023-01 to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The update requires all companies to amortize leasehold improvements associated with common control leases over the asset’s useful life to the common control group regardless of the lease term. The amendment in this update is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early application is permitted. The Company does not expect that this accounting standard will have a material impact, upon adoption, on the Company's consolidated financial position, results of operations and cash flows.

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
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $15 and $18 at September 30, 2023 and December 31, 2022, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
Trade customers	$1,598	$1,676
Related parties	3	3
Allowance for credit losses	(27)	(28)
	1,574	1,651
Federal and state taxes	84	69
Other	281	81
Accounts receivable, net	$1,939	$1,801

5. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished products	$1,028	$1,157
Feedstock, additives, chemicals and other raw materials	417	496
Materials and supplies	227	213
Inventories	$1,672	$1,866

6. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2022	$1,020	$1,141	$2,161
Measurement period adjustments	4	1	5
Effects of changes in foreign exchange rates	(4)	(1)	(5)
Balances at September 30, 2023	$1,020	$1,141	$2,161
7. Accounts Payable
Accounts payable consist of the following:

	September 30, 2023	December 31, 2022
Accounts payable—third parties	$791	$870
Accounts payable to related parties	17	16
Notes payable	3	3
Accounts payable	$811	$889

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
0.875% senior notes due 2024	$300	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	740	750
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	13	15
Total long-term debt, principal amount	4,964	4,976
Less: unamortized discount and debt issuance costs	(91)	(97)
Long-term debt, carrying value	4,873	4,879
Less current portion:
0.875% senior notes due 2024	(299)	—
Long-term debt, carrying value, net of current portion	$4,574	$4,879
Unamortized debt issuance costs on long-term debt were $37 and $40 at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2023, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of September 30, 2023, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
9. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023 and 2022 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2022	$52	$(141)	$(89)
Net other comprehensive loss attributable to Westlake Corporation	(13)	(29)	(42)
Balances at September 30, 2023	$39	$(170)	$(131)

Balances at December 31, 2021	$20	$(56)	$(36)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(196)	(195)
Balances at September 30, 2022	$21	$(252)	$(231)

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
The carrying and fair values of the Company's total long-term debt are summarized below:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,873	$3,849	$4,879	$3,940

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
11. Income Taxes
The effective income tax rate was 19.2% for the three months ended September 30, 2023 as compared to 16.9% for the three months ended September 30, 2022. The effective income tax rate for the three months ended September 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by an increase in reserves for uncertain income tax positions. The effective income tax rate for the three months ended September 30, 2022 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company.
The effective income tax rate was 19.8% for the nine months ended September 30, 2023 as compared to 22.4% for the nine months ended September 30, 2022. The effective income tax rate for the nine months ended September 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit, which was partially offset by an increase in reserves for uncertain income tax positions. The effective income tax rate for the nine months ended September 30, 2022 was above the statutory rate of 21.0% primarily due to state and foreign taxes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Westlake Corporation	$285	$401	$976	$2,015
Less:
Net income attributable to participating securities	(2)	(2)	(5)	(10)
Net income attributable to common shareholders	$283	$399	$971	$2,005
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares—basic	127,854,464	127,943,400	127,685,210	128,118,160
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	729,463	803,612	824,408	885,590
Weighted average common shares—diluted	128,583,927	128,747,012	128,509,618	129,003,750

Earnings per common share attributable to Westlake Corporation:
Basic	$2.22	$3.12	$7.61	$15.65
Diluted	$2.20	$3.10	$7.56	$15.54
Excluded from the computation of diluted earnings per share are options to purchase 180,879 and 587,530 shares of common stock for the three months ended September 30, 2023 and 2022, respectively; and 291,303 and 303,878 shares of common stock for the nine months ended September 30, 2023 and 2022, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Dividends per Share
Dividends declared per common share for the nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends per common share	$0.5000	$0.3570	$1.2140	$0.9520
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of September 30, 2023, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the nine months ended September 30, 2023 was as follows:

Investment in LACC
Balance at December 31, 2022	$1,075
Cash contributions	15
Depreciation and amortization	(37)
Balance at September 30, 2023	$1,053
Other Assets, Net
Other assets, net were $669 and $569 at September 30, 2023 and December 31, 2022, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $413 and $359 at September 30, 2023 and December 31, 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,549 and $1,409 at September 30, 2023 and December 31, 2022, respectively. Accrued rebates and accrued litigation reserves, which are components of accrued and other liabilities, were $210, and $312, respectively, at September 30, 2023 and $227 and $90, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $30 and $44 at September 30, 2023 and December 31, 2022, respectively.
Other Income, Net
The other income, net of $56 for the three months ended September 30, 2023 included interest income and insurance recoveries of $28 and $17, respectively, and other income, net of $24 for the three months ended September 30, 2022 included interest income and income from pension and post retirement plans of $6 and $10, respectively. Other income, net of $101 for the nine months ended September 30, 2023, included interest income and insurance recoveries of $66 and $25, respectively, and $52 for the nine months ended September 30, 2022 included income from pension and post retirement plans, interest income and income from unconsolidated subsidiaries of $20, $12 and $11, respectively.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $120 and $149 at September 30, 2023 and September 30, 2022, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Cash paid for:
Interest, net of interest capitalized	$140	$151
Income taxes	388	529
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$132	$138
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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied. The defendants' joint motion to dismiss the indirect purchaser lawsuits was granted in part and denied in part. Both groups of cases have proceeded to discovery. On October 16, 2023, the Company entered into a settlement agreement whereby the Company agreed, subject to the terms and conditions of the settlement agreement, to pay $19 to the direct purchaser plaintiffs and in which the Company admits to no violations of law and will be released from liability and dismissed from the direct purchaser lawsuits with prejudice upon receipt of final court approval of the settlement. Preliminary court approval of the settlement has been requested and is pending. If the court grants such preliminary approval, notice of the settlement will be disseminated to the settlement class, and the settlement class members will, for a limited time period, have an opportunity to opt-out of or object to the settlement. The Company anticipates that, after any notice has been disseminated to the settlement class and any opt-out and objection period has closed, the settlement plaintiffs and settlement class will submit, and the Company will support, a motion for final approval of the settlement and entry of a final judgment in accordance with the terms of the settlement agreement. The Company reserved $19 during the three months ended September 30, 2023. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Quebec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Quebec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Ethylene Antitrust. The Company and other ethylene consumers were named as defendants in a civil lawsuit filed by Shell Chemical Europe B.V. ("SCE") in March 2023 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision AT.40410 – Ethylene from July 14, 2020. SCE is a producer of ethylene in the European market and the lawsuit alleges the defendants conspired to lower the purchase price for ethylene and ethylene derivatives by manipulating the monthly contract price. SCE initially sought declaratory relief. In October 2023, SCE amended its claim and is now seeking a judgment establishing that the Company and the co-defendants are jointly and severally liable for alleged damages in the amount of approximately €1,026 million with interest compounding daily from January 1, 2020 and continuing until payment in full, as provided by Dutch law, resulting from artificially lowered prices for ethylene and ethylene derivatives during the specified period. SCE is also seeking reimbursement of costs related to the proceeding plus statutory interest. In October 2023, the Company received a demand letter from a Dutch foundation named Stichting Ethylene Claims, asserting unspecified damages following the same alleged conduct. At this time, the Company is not able to estimate the impact, if any, that the SCE lawsuit and/or the demand letter could have on the Company's consolidated financial statements either in the current period or in future periods.
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. Upon receipt of the jury verdict, the Company reserved approximately $70, for the damages awarded to Triad Hunter. The court subsequently denied Triad Hunter’s request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. The Company appealed the verdict and sought a stay of execution pending appeal on October 30, 2023.
Petro 2 Flash Fire and EDC Storage Tank Explosion. On September 27, 2021, shortly after the turnaround on Westlake Chemical OpCo LP's Petro 2 ethylene facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. In January 2022, an ethylene dichloride storage tank exploded at one of the Company's Lake Charles, Louisiana, complex. Certain employees and contractors working on the sites at the time of the events were injured during these events. There are lawsuits pending in connection with these events and discovery is continuing. Settlements have been reached with a number of the plaintiffs in the lawsuits, and the Company has numerous insurance policies that provide coverage for these settlements. The Company has reserved for these settlements and recorded an insurance receivable. The Company was recently notified that for some of the insurance policies, retention levels for coverage may not apply until there is a higher amount of loss. The Company reserves all of its rights under the policies and at law to pursue recovery. At this time, the Company is unable to estimate the impact, if any, that these lawsuits could have on the Company’s consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of September 30, 2023 and December 31, 2022, the Company had reserves for environmental contingencies totaling approximately $47 and $55, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed as not subject to indemnity under the 1990 and 1997 agreements. In April 2022, Avient filed a complaint in the federal district court for the Western District of Kentucky disputing the enforceability of the 2007 settlement agreement and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. On September 30, 2023, the court issued an order denying without prejudice the parties’ cross motions for summary judgment and set a 30-day deadline for the parties to refile and provide additional briefing on specific aspects of the arguments before the court. The Company disputes these claims and at this time, the Company believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net external sales
Performance and Essential Materials
Performance Materials	$1,127	$1,689	$3,549	$5,678
Essential Materials	844	1,022	2,907	2,969
Total Performance and Essential Materials	1,971	2,711	6,456	8,647
Housing and Infrastructure Products
Housing Products	963	1,018	2,699	3,106
Infrastructure Products	181	227	567	742
Total Housing and Infrastructure Products	1,144	1,245	3,266	3,848
	$3,115	$3,956	$9,722	$12,495

Intersegment sales
Performance and Essential Materials	$115	$248	$328	$788
Housing and Infrastructure Products	—	—	—	—
	$115	$248	$328	$788

Income (loss) from operations
Performance and Essential Materials	$105	$353	$723	$2,197
Housing and Infrastructure Products	256	186	589	607
Corporate and other	(12)	(23)	(31)	(81)
	$349	$516	$1,281	$2,723

Depreciation and amortization
Performance and Essential Materials	$225	$196	$652	$572
Housing and Infrastructure Products	51	65	157	206
Corporate and other	1	3	6	7
	$277	$264	$815	$785

Other income, net
Performance and Essential Materials	$9	$12	$14	$25
Housing and Infrastructure Products	20	3	30	9
Corporate and other	27	9	57	18
	$56	$24	$101	$52

Provision for (benefit from) income taxes
Performance and Essential Materials	$(11)	$40	$70	$464
Housing and Infrastructure Products	68	44	152	146
Corporate and other	13	—	27	(18)
	$70	$84	$249	$592

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital expenditures
Performance and Essential Materials	$201	$265	$621	$678
Housing and Infrastructure Products	40	51	120	126
Corporate and other	4	2	11	7
	$245	$318	$752	$811
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from operations	$349	$516	$1,281	$2,723
Interest expense	(40)	(44)	(124)	(134)
Other income, net	56	24	101	52
Income before income taxes	$365	$496	$1,258	$2,641

	September 30, 2023	December 31, 2022
Total assets
Performance and Essential Materials	$13,990	$13,978
Housing and Infrastructure Products	5,085	5,022
Corporate and other	2,321	1,550
	$21,396	$20,550

16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of September 30, 2023, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2023.

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
During 2022 and continuing through the third quarter of 2023, our European businesses have been impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, have also experienced the impacts of high energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, in recent months we have experienced lower energy costs as prices for electricity and natural gas have declined following the elevated 2022 levels and inflation appears to be easing. In the near term, we expect that volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to reduce margins and demand for most of our products.
Performance and Essential Materials
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and caustic soda are some of the most widely used products in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a leading global chlorovinyls producer. Our performance and essential materials are used by customers in food and specialty packaging; industrial and consumer packaging; medical health applications; PVC pipe applications; consumer durables; mobility and transportation; renewable wind energy; coatings; and housing and construction products. Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions. Westlake is one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. We are also a leading supplier of Liquid and Solid Epoxy Resin. These base epoxies are used in a wide variety of industrial coatings applications.
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and continuing so far in 2023, we have seen significant volatility in natural gas and electricity prices, particularly in Europe, as well as in ethane and ethylene prices. We have also experienced lower prices and reduced demand for most of our products globally. The ongoing conflict between Russia and Ukraine, the recent conflict in the Middle East, the slow economic growth of China, the timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices and inflationary pressures could have a continuing negative impact on the performance of Performance and Essential Materials businesses.

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
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index provided by the National Association of Home Builders, among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities, high interest rates, decade high mortgage interest rates impacting consumer affordability are expected to continue to have an unfavorable impact on the demand for housing construction and, as a result, our products produced by this segment. The lower demand for new housing construction as a result of factors discussed above, however, could encourage homeowner to remodel and repair existing homes, which could have a favorable impact on our product sales in this segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in millions, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,127	$1,689	$3,549	$5,678
Essential Materials	844	1,022	2,907	2,969
Total Performance and Essential Materials	1,971	2,711	6,456	8,647
Housing and Infrastructure Products
Housing Products	963	1,018	2,699	3,106
Infrastructure Products	181	227	567	742
Total Housing and Infrastructure Products	1,144	1,245	3,266	3,848
	$3,115	$3,956	$9,722	$12,495

Income (loss) from operations
Performance and Essential Materials	$105	$353	$723	$2,197
Housing and Infrastructure Products	256	186	589	607
Corporate and other	(12)	(23)	(31)	(81)
Total income from operations	349	516	1,281	2,723
Interest expense	(40)	(44)	(124)	(134)
Other income, net	56	24	101	52
Provision for income taxes	70	84	249	592
Net income	295	412	1,009	2,049
Net income attributable to noncontrolling interests	10	11	33	34
Net income attributable to Westlake Corporation	$285	$401	$976	$2,015
Diluted earnings per share	$2.20	$3.10	$7.56	$15.54
EBITDA (1)	$682	$804	$2,197	$3,560
Free Cash Flow (2)	$451	$629	$1,011	$1,749
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-26%	-1%	-20%	-5%
Housing and Infrastructure Products	-8%	—%	-2%	-13%
Company average	-20%	-1%	-15%	-8%

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-69%	-61%
Feedstock (Ethane)	-46%	-51%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$696	$947	$1,763	$2,560
Changes in operating assets and liabilities and other	(417)	(572)	(821)	(467)
Deferred income taxes	16	37	67	(44)
Net income	295	412	1,009	2,049
Less:
Other income, net	56	24	101	52
Interest expense	(40)	(44)	(124)	(134)
Provision for income taxes	(70)	(84)	(249)	(592)
Income from operations	349	516	1,281	2,723
Add:
Depreciation and amortization	277	264	815	785
Other income, net	56	24	101	52
EBITDA	$682	$804	$2,197	$3,560
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in millions)
Net cash provided by operating activities	$696	$947	$1,763	$2,560
Less:
Additions to property, plant and equipment	(245)	(318)	(752)	(811)
Free Cash Flow	$451	$629	$1,011	$1,749

Summary
For the quarter ended September 30, 2023, net income attributable to Westlake was $285 million, or $2.20 per diluted share, on net sales of $3,115 million. This represents a decrease in net income attributable to Westlake of $116 million, or $0.90 per diluted share, compared to the quarter ended September 30, 2022 net income attributable to Westlake of $401 million, or $3.10 per diluted share, on net sales of $3,956 million. Income from operations for the quarter ended September 30, 2023 was $349 million, a $167 million decrease from income from operations of $516 million for the quarter ended September 30, 2022. The decrease in net income and income from operations was primarily due to lower sales prices for most of our products resulting from the continuing weaker global demand. The decreases in net income and income from operations in the third quarter of 2023 were partially offset by lower natural gas and feedstock costs. Net sales decreased by $841 million to $3,115 million in the quarter ended September 30, 2023 from $3,956 million in the quarter ended September 30, 2022, primarily due to lower sales prices and slightly lower volumes for most of our products.
For the nine months ended September 30, 2023, net income attributable to Westlake was $976 million, or $7.56 per diluted share, on net sales of $9,722 million. This represents a decrease in net income attributable to Westlake of $1,039 million, or $7.98 per diluted share, compared to the nine months ended September 30, 2022 net income attributable to Westlake of $2,015 million, or $15.54 per diluted share, on net sales of $12,495 million. Income from operations for the nine months ended September 30, 2023 was $1,281 million, a $1,442 million decrease from income from operations of $2,723 million for the nine months ended September 30, 2022. The decrease in net income and income from operations was primarily due to lower sales prices and volumes for most of our products resulting from weaker global demand and planned and unplanned outages. The decreases in net income and income from operations in the nine months ended September 30, 2023 were partially offset by higher caustic soda and chlorine sales prices, lower natural gas and feedstock costs and lower amortization of intangibles. Net income was also favorably impacted by higher interest income. Net sales decreased by $2,773 million to $9,722 million in the nine months ended September 30, 2023 from $12,495 million in the nine months ended September 30, 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher sales prices for caustic soda and chlorine.
RESULTS OF OPERATIONS
Third Quarter 2023 Compared with Third Quarter 2022
Net Sales. Net sales decreased by $841 million, or 21%, to $3,115 million in the third quarter of 2023 from $3,956 million in the third quarter of 2022, primarily due to lower sales prices for most of our products. Average sales prices for the third quarter of 2023 decreased by 20% as compared to the third quarter of 2022 due to continuing weaker demand for most of our products across both the segments. Sales volumes decreased slightly by 1% in the third quarter of 2023 as compared to the third quarter of 2022.
Gross Profit. Gross profit margin percentage was 19% in the third quarter of 2023 as compared to 20% in the third quarter of 2022. The decrease in gross profit margin was primarily due to lower prices for most of our products, which was partially offset by lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9 million to $206 million in the third quarter of 2023 as compared to $215 million in the third quarter of 2022. This decrease was mainly due to lower selling expenses associated with the decline in net sales.
Amortization of Intangibles. Amortization expense decreased by $8 million to $31 million in the third quarter of 2023, from $39 million in the third quarter of 2022, primarily due to the end of useful lives of certain intangible assets within the Housing and Infrastructure Products segment during the third quarter of 2022.
Interest Expense. Interest expense decreased by $4 million to $40 million in the third quarter of 2023 from $44 million in the third quarter of 2022, primarily due to higher capitalized interest on capital projects.
Other Income, Net. Other income, net increased by $32 million to $56 million in the third quarter of 2023 from $24 million in the third quarter of 2022, substantially due to higher interest income attributable to a higher average cash and cash equivalents balance and higher interest rates in the current period and insurance recoveries in the third quarter of 2023.
Income Taxes. The effective income tax rate was 19.2% for the third quarter of 2023 as compared to 16.9% for the third quarter of 2022. The effective tax rate in the third quarter of 2023 was higher compared to the third quarter of 2022 primarily due to an increase in reserves for uncertain income tax positions for the third quarter of 2023 and lower U.S. federal research and development credits available to the Company for the third quarter of 2023 as compared to the third quarter of 2022.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $740 million, or 27%, to $1,971 million in the third quarter of 2023 from $2,711 million in the third quarter of 2022. Average sales prices for the Performance and Essential Materials segment decreased by 26% in the third quarter of 2023 as compared to the third quarter of 2022. Lower Performance Materials sales prices were primarily due to lower PVC resin, polyethylene and epoxy sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda and chlorine sales prices. Our average sales prices were negatively impacted by both market price declines and a higher portion of sales made in export markets where pricing is typically lower. Sales volumes for the Performance and Essential Materials segment decreased slightly by 1% in the third quarter of 2023 as compared to the third quarter of 2022.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $248 million to $105 million in the third quarter of 2023 from $353 million in the third quarter of 2022. This decrease in income from operations in the third quarter of 2023, as compared to the third quarter of 2022, was primarily due to lower PVC resin, polyethylene, epoxy and caustic soda sales prices, partially offset by lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $101 million, or 8%, to $1,144 million in the third quarter of 2023 from $1,245 million in the third quarter of 2022. Average sales prices for the Housing and Infrastructure Products segment decreased by 8% in the third quarter of 2023 as compared to the third quarter of 2022, primarily due to lower sales prices across all of our products in this segment. While overall sales volume in the third quarter of 2023 remained consistent with the prior-year period, we experienced solid growth in select categories such as siding and trim and municipal water systems in the third quarter of 2023, which was offset by lower sales volumes for PVC compounds.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $70 million to $256 million in the third quarter of 2023 from $186 million in the third quarter of 2022. This increase in income from operations in the third quarter of 2023, as compared to the third quarter of 2022, was primarily due to lower raw material costs.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net Sales. Net sales decreased by $2,773 million, or 22%, to $9,722 million in the nine months ended September 30, 2023 from $12,495 million in the nine months ended September 30, 2022, primarily due to lower sales prices and volumes for most of our products, partially offset by higher caustic soda and chlorine sales prices. Average sales prices for the nine months ended September 30, 2023 decreased by 15% as compared to the nine months ended September 30, 2022, due to continuing weaker demand for most of our products, partially offset by higher sales prices for caustic soda and chlorine. Sales volumes decreased by 8% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, substantially due to weaker global demand for many of our products across both the segments.
Gross Profit. Gross profit margin percentage was 21% in the nine months ended September 30, 2023 as compared to 28% in the nine months ended September 30, 2022. The decrease in gross profit margin was primarily due to lower prices for most of our products, which was partially offset by higher prices for caustic soda and chlorine as well as lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6 million to $641 million in the nine months ended September 30, 2023 as compared to $635 million in the nine months ended September 30, 2022. This increase was mainly due to higher compensation expenses and a full nine months of selling, general, and administrative expenses in the current period for the epoxy business acquired in February 2022, partially offset by lower selling expenses associated with the decline in net sales.
Amortization of Intangibles. Amortization expense decreased by $32 million to $92 million in the nine months ended September 30, 2023, as compared to $124 million in the nine months ended September 30, 2022, primarily due to the end of useful lives of certain intangible assets within the Housing and Infrastructure Products segment during the third quarter of 2022.
Restructuring, Transaction and Integration-Related Costs. Restructuring, transaction and integration-related costs decreased by $18 million to $6 million in the nine months ended September 30, 2023, from $24 million in the nine months ended September 30, 2022, primarily due to decreased integration activity related to the businesses acquired in previous years.
Interest Expense. Interest expense decreased by $10 million to $124 million in the nine months ended September 30, 2023 from $134 million in the nine months ended September 30, 2022, primarily due to the repayment of $269 million of debt during 2022.

Other Income, Net. Other income, net increased by $49 million to $101 million in the nine months ended September 30, 2023 from $52 million in the nine months ended September 30, 2022, substantially due to higher interest income attributable to a higher average cash and cash equivalents balance and higher interest rates in the current period and insurance recoveries in the nine months ended September 30, 2023.
Income Taxes. The effective income tax rate was 19.8% for the nine months ended September 30, 2023 as compared to 22.4% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was lower compared to the nine months ended September 30, 2022 primarily due to higher U.S. federal research and development credits available for the Company in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Additionally, the effective tax rate was lower due to the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit as well as a decrease in state and foreign taxes, partially offset by an increase in reserves for uncertain income tax positions.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $2,191 million, or 25%, to $6,456 million in the nine months ended September 30, 2023 from $8,647 million in the nine months ended September 30, 2022, primarily resulting from lower global demand for most of our products across our businesses under this segment. Average sales prices for the Performance and Essential Materials segment decreased by 20% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Lower Performance Materials sales prices were primarily due to lower PVC resin, polyethylene and epoxy sales prices. This decrease was partially offset by higher Essential Materials sales prices due to higher caustic soda and chlorine sales prices. Sales volumes for the Performance and Essential Materials segment decreased by 5% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $1,474 million to $723 million in the nine months ended September 30, 2023 from $2,197 million in the nine months ended September 30, 2022. This decrease in income from operations in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to lower PVC resin, polyethylene and epoxy sales prices and volumes, lower sales volumes for caustic soda and planned and unplanned outages, partially offset by higher caustic soda and chlorine sales prices and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $582 million, or 15%, to $3,266 million in the nine months ended September 30, 2023 from $3,848 million in the nine months ended September 30, 2022, Our businesses in the Housing and Infrastructure Products segment experienced lower demand in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which resulted in a 13% decrease in sales volume for the segment. Average sales prices for the Housing and Infrastructure Products segment decreased slightly by 2% in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $18 million to $589 million in the nine months ended September 30, 2023 from $607 million in the nine months ended September 30, 2022. This decrease in income from operations in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to lower sales volumes across most of our housing and infrastructure businesses and lower sales prices for PVC compounds and pipe and fittings, partially offset by higher sales prices for some of our building products and lower raw material costs.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Cash Flows
Operating Activities
Operating activities provided cash of $1,763 million in the first nine months of 2023 compared to cash provided by operating activities of $2,560 million in the first nine months of 2022. The $797 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations primarily due to lower prices and demand for most of our products, partially offset by favorable changes in working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, provided cash of $152 million in the first nine months of 2023, compared to $248 million of cash used in the first nine months of 2022, a favorable change of $400 million. The favorable change in the first nine months of 2023 was substantially driven by the favorable changes in inventories, primarily due to the lower raw material costs, including feedstock and fuel costs, in the first nine months of 2023, as compared to the first nine months of 2022.

Investing Activities
Net cash used for investing activities in the first nine months of 2023 was $750 million as compared to net cash used for investing activities of $2,148 million in the first nine months of 2022. The decrease in investing activities in the first nine months of 2023 as compared to first nine months of 2022 was primarily because of the epoxy acquisition in February 2022 for $1,163 million. Capital expenditures were $752 million in the first nine months of 2023 as compared to $811 million in the first nine months of 2022. Capital expenditures in the first nine months of 2023 and 2022 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2023 was $175 million as compared to net cash used for financing activities of $480 million in the first nine months of 2022. The decrease in cash used for financing activities in the first nine months of 2023 as compared to first nine months of 2022 was primarily due to the redemption of $250 million aggregate principal amount of the 3.60% Senior Notes due 2022. The activities during the first nine months of 2023 were primarily related to the $156 million payment of cash dividends, the $33 million payment of cash distributions to noncontrolling interests, repurchases of shares of our common stock for an aggregate amount of $23 million and inflows of $39 million from the exercise of stock options. The financing activities in the first nine months of 2022 were primarily related to the $123 million payment of cash dividends, the $34 million payment of cash distributions to noncontrolling interests, the redemption of $250 million aggregate principal amount of the 3.60% Senior Notes due 2022 and repurchases of our common stock of $68 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of September 30, 2023, we had repurchased 8,722,550 shares of our common stock for an aggregate purchase price of approximately $574 million under the 2014 Program. We did not repurchase any common stock under the 2014 Program during the three months ended September 30, 2023. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell WLK Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of September 30, 2023.
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
Cash and Cash Equivalents
As of September 30, 2023, our cash and cash equivalents totaled $3,057 million. In addition to our cash and cash equivalents, our credit agreement is available as needed, as described under "Debt" below.

Debt
As of September 30, 2023, the carrying value of our long-term indebtedness totaled $4,873 million. See Note 8 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 8 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
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
Our long-term debt consisted of the following as of September 30, 2023:

	Principal Amount (in millions)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	740	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	13	March 2021	March 2026		(7)
Total long-term debt	$4,964
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2023 was 4.15%.
(7)    The 2026 Term Loan has a 5-year maturity and include a government rate subsidy. The interest rate on the 2026 Term Loan as of September 30, 2023 was 0.95%.
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
As of September 30, 2023, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2023, we were in compliance with the total leverage ratio financial maintenance covenant.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2023, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2023, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•production capacities;
•the impact of uncertainties and ongoing supply chain constraints caused by the conflicts in the Middle East and between Russia and Ukraine;
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
•uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and conflict in the Middle East and elsewhere, including the conflict between Russia and Ukraine;
•uncertainties associated with pandemic infectious diseases;
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2023, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2023, we had $4,940 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $49 million. Also, at September 30, 2023, we had $24 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $24 million as of September 30, 2023 was 2.42%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at September 30, 2023.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at September 30, 2023. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2023), please see the 2022 Form 10-K and Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2023	644	$126.94	—	$476,162,426
August 2023	530	131.23	—	476,162,426
September 2023	2,425	123.00	—	476,162,426
	3,599	$124.92	—
_____________
(1)    Includes 644, 530 and 2,425 shares withheld in July 2023, August 2023 and September 2023, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of September 30, 2023, 8,722,550 shares of our common stock had been acquired at an aggregate purchase price of approximately $574 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	November 2, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)